Form 10-K
period 2014-06-30
Catalent, Inc.
filed 2014-09-08
CIK 1596783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
FORM 10-K
______________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-36587
______________________________
CATALENT, INC.
(Exact name of registrant as specified in its charter)
______________________________

Delaware	20-8737688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14 Schoolhouse Road Somerset, New Jersey	08873
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (732) 537-6200
______________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
______________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No   ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No   ☒

On December 31, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s Common Stock, $0.01 par value per share, was not listed on any exchange or over-the-counter market. The registrant’s Common Stock, $0.01 par value per share, began trading on the New York Stock Exchange on July 31, 2014.
On September 1, 2014 there were 117,321,348 shares of the Registrant's Common Stock, par value $0.01 per share, issued and outstanding.

CATALENT, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended June 30, 2014

PART I
Special Note Regarding Forward-Looking Statements
In addition to historical information, this Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words.
These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements.
Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include, but are not limited to, those described under the section entitled “Risk Factors” in this Annual Report on Form 10-K of Catalent, Inc.’s (“Catalent” or the “Company”) for the fiscal year ended June 30, 2014 and the following:

•	We participate in a highly competitive market and increased competition may adversely affect our business.

•
The demand for our offerings depends in part on our customers’ research and development and the clinical and market success of their products. Our business, financial condition and results of operations may be harmed if our customers spend less on or are less successful in these activities.

•	We are subject to product and other liability risks that could adversely affect our results of operations, financial condition, liquidity and cash flows.

•	Failure to comply with existing and future regulatory requirements could adversely affect our results of operations and financial condition.

•	Failure to provide quality offerings to our customers could have an adverse effect on our business and subject us to regulatory actions and costly litigation.

•	The services and offerings we provide are highly exacting and complex, and if we encounter problems providing the services or support required, our business could suffer.

•	Our global operations are subject to a number of economic, political and regulatory risks.

•
If we do not enhance our existing or introduce new technology or service offerings in a timely manner, our offerings may become obsolete over time, customers may not buy our offerings and our revenue and profitability may decline.

•	We and our customers depend on patents, copyrights, trademarks and other forms of intellectual property protections, however, these protections may not be adequate.

•
Our future results of operations are subject to fluctuations in the costs, availability, and suitability of the components of the products we manufacture, including active pharmaceutical ingredients, excipients, purchased components, and raw materials.

•	Changes in market access or healthcare reimbursement in the United States or internationally could adversely affect our results of operations and financial condition.

•	Fluctuations in the exchange rate of the U.S. dollar and other foreign currencies could have a material adverse effect on our financial performance and results of operations.

•	Tax legislation initiatives or challenges to our tax positions could adversely affect our results of operations and financial condition.

•	We are dependent on key personnel.

•	Risks generally associated with our information systems could adversely affect our results of operations.

•
We may in the future engage in acquisitions and other transactions that may complement or expand our business or divest of non-strategic businesses or assets. We may not be able to complete such transactions and such transactions, if executed, pose significant risks and could have a negative effect on our operations.

•	Our offerings and our customers’ products may infringe on the intellectual property rights of third parties.

•	We are subject to environmental, health and safety laws and regulations, which could increase our costs and restrict our operations in the future.

•	We are subject to labor and employment laws and regulations, which could increase our costs and restrict our operations in the future.

•	Certain of our pension plans are underfunded, and additional cash contributions we may be required to make will reduce the cash available for our business, such as the payment of our interest expense.

•
Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or in our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our indebtedness.

•	Affiliates of The Blackstone Group L.P. ("Blackstone") control us and their interests may conflict with ours or yours in the future.

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this report apply only as of the date of this report or as the date they were made and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.
Social Media
We use our website (www.catalent.com), our corporate Facebook page (https://www.facebook.com/CatalentPharmaSolutions) and our corporate Twitter account (@catalentpharma) as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, Securities and Exchange Commission ("SEC") filings and public conference calls and webcasts. The contents of our website and social media channels are not, however, a part of this report.

ITEM 1.	BUSINESS
Overview
We are the leading global provider of advanced delivery technologies and development solutions for drugs, biologics and consumer health products. Our oral, injectable, and respiratory delivery technologies address the full diversity of the pharmaceutical industry including small molecules, large molecule biologics and consumer health products. Through our extensive capabilities and deep expertise in product development, we help our customers take products to market faster, including nearly half of new drug products approved by the Food and Drug Administration ("FDA") in the last decade. Our advanced delivery technology platforms, broad and deep intellectual property, and proven formulation, manufacturing and regulatory expertise enable our customers to develop more products and better treatments. Across both development and delivery, our commitment to reliably supply our customers’ needs is the foundation for the value we provide; annually, we produce more than 70 billion doses for nearly 7,000 customer products. We believe that through our investments in growth-enabling capacity and capabilities, our ongoing focus on operational and quality excellence, the sales of existing customer products, the introduction of new customer products, our patents and innovation activities, and our entry into new markets, we will continue to benefit from attractive and differentiated margins, and realize the growth potential from these areas.
Since 2010, we have made investments to expand our sales and marketing activities, leading to growth in the number of active development programs in both strategic platforms for our customers. This has further enhanced our extensive, long-duration relationships and long-term contracts with a broad and diverse range of industry-leading customers. In the fiscal year ended June 30, 2014, we did business with 83 of the top 100 branded drug marketers, 19 of the top 20 generics marketers, 38 of the top 50 biologics marketers, and 24 of the top 25 consumer health marketers globally. Selected key customers include Pfizer, Johnson & Johnson, GlaxoSmithKline, Merck, Novartis, Roche, Actavis and Teva. We have many long-standing relationships with our customers, particularly in advanced delivery technologies, where we tend to follow a prescription molecule through all phases of its lifecycle, from the original brand prescription, development and launch to generics or over-the-counter switch. A prescription pharmaceutical product relationship with an innovator will often last for nearly two decades, extending from mid-clinical development through the end of the product’s life cycle. We serve customers who require innovative product development, superior quality, advanced manufacturing and skilled technical services to support their development and marketed product needs. Our broad and diverse range of technologies closely integrates with our customers’ molecules to yield final dose forms, and this generally results in the inclusion of Catalent in our customers’ prescription product regulatory filings. Both of these factors translate to long-duration supply relationships at an individual product level.
We believe our customers value us because our depth of development solutions and advanced delivery technologies, intellectual property, consistent and reliable supply, geographic reach, and substantial expertise enable us to create a broad range of business and product solutions that can be customized to fit their individual needs. Today we employ approximately 1,000 scientists and technicians and hold approximately 1,300 patents and patent applications in advanced delivery, drug and biologics formulation and manufacturing. The aim of our offerings is to allow our customers to bring more products to market faster, and develop and market differentiated new products that improve patient outcomes. We believe our leading market position, significant global scale, and diversity of customers, offerings, regulatory categories, products, and geographies reduce our exposure to potential strategic and product shifts within the industry.
We provide a number of proprietary, differentiated technologies, products and service offerings to our customers across our advanced delivery technologies and development solutions platforms. The core technologies within our advanced delivery technologies platform include softgel capsules, our Zydis oral dissolving tablets, blow-fill-seal unit dose liquids and a range of other oral, injectable and respiratory technologies. The technologies and service offerings within our development solutions platform span the drug development process, ranging from the Optiform, GPEx and SMARTag platforms for development of small molecules, biologics and antibody-drug conjugates, or ADCs, respectively, to formulation, analytical services, early stage clinical development, clinical trials supply and regulatory consulting. Our offerings serve a critical need in the development and manufacturing of difficult to formulate products across a number of product types.
Our technologies and services have been assembled over more than 80 years through internal development, strategic alliances, in-licensing and acquisitions, starting with our softgel capsule technology which was initially introduced in the 1930s and has been continuously enhanced. We have continued to internally expand our technologies through the introduction of numerous new technologies including launches since fiscal 2013 such as OptiShell, OptiDose, OptiMelt, Zydis Nano and Zydis Bio. To extend the reach of our technologies and services, we have also formed a number of active partnerships, including recent partnerships with BASF (Germany), CEVEC (Germany), CTC Bio (South Korea) and ShangPharma Corporation (China), and have active relationships with research universities around the world. We have also augmented our portfolio through five acquisitions over the past three years, including significantly expanding the scale of our development and clinical services business through the acquisition of Aptuit CTS business in 2012. We believe our own internal innovation, supplemented by current and future external partnerships and acquisitions, will continue to strengthen and extend our leadership positions in the delivery and development of drugs, biologics and consumer health products.
For the fiscal year ended June 30, 2014, our revenues were $1,827.7 million and Adjusted EBITDA was $432.3 million. For a reconciliation of Adjusted EBITDA to net income, see “Historical and Adjusted EBITDA.”

History
Catalent was formed in April 2007, when we were acquired by affiliates of Blackstone. Prior to that, we formed the core of the Pharmaceutical Technologies and Services (“PTS”) segment of Cardinal Health ("Cardinal"). PTS was in turn created by Cardinal through a series of acquisitions, with the intent of creating the world’s leading outsourcing provider of specialized, market-leading solutions to the global pharmaceutical and biotechnology industry. In 1998, R.P. Scherer Corporation, the market leader in advanced oral drug delivery technologies, was acquired by Cardinal. In 1999, Cardinal acquired Automatic Liquid Packaging, Inc., the market leader in blow-fill-seal technology for respiratory treatments, ophthalmics, and other areas. In 2001, Cardinal purchased International Processing Corporation, a provider of oral solid dose forms. In 2002, PTS entered the fee-for-service development solutions market with the acquisition of Magellan Labs, a leader in analytical sciences services for the U.S. pharmaceuticals industry. Finally, in 2003, Cardinal acquired Intercare Group PLC, through which we expanded our European injectable manufacturing network. During the period from 1996 through 2006 we also made other selective acquisitions of businesses, facilities and technologies in all segments, including our legacy pharmaceutical commercial packaging segment.
Subsequent to our 2007 acquisition, we have regularly reviewed our portfolio of offerings and operations in the context of our strategic growth plan. As a result of those ongoing assessments, since 2007 we have sold five businesses, including two injectable vial facilities in the United States, a French oral dose facility, a printed components business (with four facilities), and in fiscal 2012 our North American commercial packaging business. We have also consolidated operations at four other facilities, integrating them into the remaining facility network since fiscal 2009.
In fiscal 2012, we acquired the Aptuit CTS business, combining it into our existing clinical service offerings. We also purchased the remaining 49% minority share ownership of our German softgel subsidiary. Further, in calendar 2013 we entered into two joint ventures in China, which provided majority control of both a softgel manufacturer and a newly established clinical supply business, and acquired a softgel manufacturing business in Brazil.
Catalent, Inc. (formerly known as PTS Holdings Corp.) is a holding company that has owned PTS Intermediate Holdings LLC since our acquisition by Blackstone in 2007. PTS Intermediate Holdings LLC owns Catalent Pharma Solutions, Inc., which is a holding company that owns, directly or indirectly, all of our operating subsidiaries.
Our Competitive Strengths
Leading Provider of Advanced Delivery Technologies and Development Solutions
We are the leading global provider of advanced delivery technologies and development solutions for drugs, biologics and consumer health products. In the last decade, we have earned revenue with respect to nearly half of the NCE products approved by the FDA, and over the past three years with respect to 80% of the top 200 largest-selling compounds globally. With approximately 1,000 scientists and technicians worldwide and approximately 1,300 patents and patent applications, our expertise is in providing differentiated technologies and solutions which help our customers bring more products and better treatments to market faster. For example in the high value area of NCEs, approximately 90% of NCE softgel approvals by the FDA over the last 25 years have been developed and supplied by us.
Diversified Operating Platform
We are diversified by virtue of our geographic scope, our large customer base, the extensive range of products we produce, our broad service offerings, and our ability to provide solutions at nearly every stage of product lifecycles. We produce nearly 7,000 distinct items across multiple categories, including brand and generic prescription drugs and biologics, over-the-counter, consumer health and veterinary products, medical devices and diagnostics. In fiscal 2014, our top 20 products represented approximately 25% of total revenue, with no single customer accounting for greater than 10% of revenue and with no individual product greater than 3%. We serve approximately 1,000 customers in approximately 80 countries, with a majority of our fiscal 2014 revenues coming from outside the United States. This diversity, combined with long product lifecycles and close customer relationships, has contributed to the stability of our business. It has also allowed us to reduce our exposure to potential strategic, customer and product shifts as well as to payor-driven pricing pressures experienced by our branded drug and biologic customers.

Longstanding, Extensive Relationships with Blue Chip Customers
We have longstanding, extensive relationships with leading pharmaceutical and biotechnology customers. In fiscal 2014, we did business with 83 of the top 100 branded drug marketers, 19 of the top 20 generics marketers, 38 of the top 50 biologics marketers, and 24 of the top 25 consumer health marketers globally, as well as with nearly a thousand other customers, including emerging and specialty companies, which are often more reliant on outside partners as a result of their more virtual business models. Regardless of size, our customers seek innovative product development, superior quality, advanced manufacturing and skilled technical services to support their development and marketed product needs. We believe our customers value us because our depth of advanced delivery technologies and development services, consistent and reliable supply, geographic reach and substantial expertise enable us to create a broad range of tailored solutions, many of which are unavailable from other individual providers.

Deep, Broad and Growing Technology Foundation
Our breadth of proprietary and patented technologies and long track record of innovation substantially differentiate us from other industry participants. Within our oral technologies business, our leading softgel platforms, including Liqui-Gels, Vegicaps and OptiShell capsules, and our modified release technologies including the Zydis family, OSDrC OptiDose and OptiMelt technologies, provide formulation expertise to solve complex delivery challenges for our customers. We offer advanced technologies for delivery of small molecules and biologics via respiratory, ophthalmic and injectable routes, including the blow-fill-seal unit dose technology and prefilled syringes. We also provide advanced biologics formulation options, including Gene Product Expression (“GPEx”) cell-line and SMARTag antibody-drug conjugate technologies. We have a market leadership position within respiratory delivery, including metered dose/dry powder inhalers and nasal. We have reinforced our leadership position in advanced delivery technologies over the last three years, as we have launched nearly a dozen new technology platforms and applications. Our culture of creativity and innovation is grounded in our advanced delivery technologies, our scientists and engineers, and our patents and proprietary manufacturing processes throughout our global network. Our global Research & Development team drives focused application of resources to highest priority opportunities for both new customer product introductions and platform technology development. As of June 30, 2014, we had more than 450 product development programs in active development across our businesses.
Long-Duration Relationships Provide Sustainability
Our broad and diverse range of technologies closely integrates with our customers’ molecules to yield final dose forms, and this generally results in the inclusion of Catalent in our customers’ prescription product regulatory filings. Both of these factors translate to long-duration supply relationships at an individual product level, to which we apply our expertise in contracting to produce long-duration commercial supply agreements. These agreements typically have initial terms of three to ten years with regular renewals of one to three years (see “Contractual Arrangements” for more detail). Nearly 70% of our fiscal 2014 advanced delivery technology platform revenues (comprised of our oral technologies and medication delivery solutions reporting segments) were covered by such long-term contractual arrangements. We believe this base provides us with a sustainable competitive advantage.

Significant Recent Growth Investments
We have made significant past investments to establish a global manufacturing network, and today hold 4.8 million square feet of manufacturing and laboratory space across five continents. We have invested approximately $506.9 million in the last five fiscal years in capital expenditures. Growth-related investments in facilities, capacity and capabilities across our businesses have positioned us for future growth in areas aligned with anticipated future demand. Through our focus on operational, quality and regulatory excellence, we drive ongoing and continuous improvements in safety, productivity and reliable supply to customer expectations, which we believe further differentiate us. Our manufacturing network and capabilities allow us the flexibility to reliably supply the changing needs of our customers while consistently meeting their quality, delivery and regulatory compliance expectations.
High Standards of Regulatory Compliance and Operational and Quality Excellence
We operate our plants in accordance with current good manufacturing practices (“cGMP”), following our own high standards which are consistent with those of many of our large global pharmaceutical and biotechnology customers. We have approximately 1,000 employees around the globe focused on quality and regulatory compliance. More than half of our facilities are registered with the FDA, with the remaining facilities registered with other applicable regulatory agencies, such as the European Medicines Agency (“EMA”). In some cases, facilities are registered with multiple regulatory agencies. In fiscal 2014, we underwent 48 regulatory audits and, over the last five fiscal years, we successfully completed 239 regulatory audits. We also undergo nearly 500 customer and internal audits annually. We believe our quality and regulatory track record to be a competitive differentiator for Catalent.

Strong and Experienced Management Team
Our executive leadership team has been transformed since 2009, with most of the team in place since fiscal 2010. Today, our management team has more than 200 years of combined and diverse experience within the pharmaceutical and healthcare industries. With an average of more than 20 years of functional experience, this team possesses deep knowledge and a wide network of industry relationships.
Our Strategy
We are pursuing the following key growth initiatives:
“Follow the Molecule” by Providing Solutions to our Customers across all Phases of the Product Lifecycle
We intend to use our advanced delivery technologies and development solutions across the entire lifecycle of our customers’ products to drive future growth. Our development solutions span the drug development process, starting with our platforms for development of small molecules, biologics and antibody-drug conjugates, to formulation and analytical services, through early stage clinical development and manufacturing of clinical trials supply, to regulatory consulting. Once a molecule is ready for late-stage trials and subsequent commercialization, we provide our customers with a range of advanced delivery technologies and manufacturing expertise that allow them to deliver their molecules to the end-users in appropriate dosage forms. The relationship between a molecule and our advanced delivery technologies typically starts with developing and manufacturing the innovator product then extends throughout the molecule’s commercial life, including through potential generic launches or over-the-counter (“OTC”) conversion. For prescription products, we are typically the sole and/or exclusive provider, and are reflected in customers’ new drug applications.
Our breadth of solutions gives us multiple entry points into the lifecycle of our customers’ molecules. Our initial commercial opportunity arises during the discovery and development of a molecule, when our development solutions can be applied. Once a product reaches late-stage development, we can provide our customers with drug delivery solutions for the commercialization of their products. We then have two commercial additional entry points; upon loss-of-exclusivity and upon OTC conversion. At these points, we partner with both generic and OTC pharmaceutical manufacturers to provide them with advanced delivery technologies that can be applied to their products through these stages of the product lifecycle. Our revenues from our advanced delivery technologies are primarily driven by volumes and, as a result, the loss of exclusivity events may not have a significant negative impact if we continue to work with both branded and generic partners.
An example of this can be found in a leading over-the-counter respiratory brand, which today uses both our Zydis fast dissolve and our Liqui-Gels softgel technologies. We originally began development of the prescription format of this product for our partner multinational pharmaceutical company in 1992 to address specific patient sub-segment needs. After four years of development, we then commercially supplied the prescription Zydis product for six years, and continued to provide the Zydis form as it switched to OTC status in the United States in the early 2000s. More recently, we proactively brought a softgel product concept for the brand to the customer, which the customer elected to develop and launch as well. By following this molecule, we have built a strong, 22-year long relationship across multiple formats and markets.
Continue to Grow Through New Product Launches and Projects
We intend to grow by supplementing our existing diverse base of commercialized advanced delivery technology products with new development programs. As of June 30, 2014, our product development teams were working on approximately 480 new customer programs. Our base of active development programs has expanded in recent years from growing market demand, as well as from our investments since 2010 to expand our global sales and marketing function; once developed and approved in the future, we expect these programs to add to long-duration commercial revenues under long-term contracts and grow our existing product base. In the year ended June 30, 2014, we introduced 175 new products, an increase of more than 80% from the 97 new product introductions in the year ended June 30, 2013. We also expect that our expanded offerings and capacity such as bioanalytical testing and metered dose inhaler production, our expanded presence in Brazil, and our market entry into China will further expand our active advanced delivery technologies development programs, and position us for future growth. Our development solutions business is driven by thousands of projects annually, ranging from individual short-duration analytical projects to multi-year clinical supply programs.

Accelerate Growth with Existing Customers through Increased Penetration and Broadening of Services
While we have a broad presence across the entire biopharmaceutical industry, we believe there are significant opportunities for additional revenue growth in our existing customer base, by providing advanced delivery solutions for new pipeline or commercial molecules, and by expanding the range and depth of development solutions used by those customers. Within our top 50 customers, nearly 75% utilize less than half of our individual offerings. In order to ensure we provide the most value to our customers, we have increased our field force by approximately 20% since fiscal 2009. We have continued to follow a targeted account strategy, designating certain accounts as global accounts, based on current materiality, partnering approach and growth potential. We have also begun to designate other accounts as growth accounts, based primarily on partnering approach and potential to become global accounts in the future. In both cases, we assign incremental business development and research and development("R&D") resources to identify and pursue new opportunities to partner. Global accounts represented nearly 37% of our revenues in fiscal 2014, while growth accounts represented approximately 6% of revenues in that same period.
Enter into and Expand in Attractive Technologies and Geographies
We have made a number of internal investments in new geographies and markets, including the construction of a state-of-the-art biomanufacturing facility in Wisconsin to serve the growing global biologics development market, and the in-licensing of the SMARTag antibody-drug conjugate technology to address the growing need for improved targeted delivery of therapeutic compounds directly to tumor sites.
In addition, we intend to proactively enter into emerging/high-growth geographies and other markets where we are currently only narrowly represented, including, but not limited to, China, Brazil, Japan and the animal health market. We have made recent investments in such high-growth areas, including the formation of a China-based clinical supplies joint venture with ShangPharma Corporation, the first provider in China of end-to-end clinical supply solutions, a softgel joint venture in China focused initially on the export of cost-advantaged consumer health products, as well as our recent acquisition of a Brazilian softgel provider.
Capitalize on our Substantial Technology Platform
We have a broad and diverse technology platform that is supported approximately 1,300 patents and patent applications in 106 families across advanced delivery technologies, drug and biologics formulation and manufacturing. This platform is supported by substantial know-how and trade secrets that provide us with additional competitive advantages. For example, we have significant softgel fill and formulation databases and substantial softgel regulatory approval expertise, and as a result, more than 90% of NCE softgels approved in the last 25 years by the FDA have been developed and launched by us.
In addition to resolving product challenges for our customers’ molecules, for more than two decades we have applied our technology platforms and development expertise to proactively develop proof of concept products, whether improved versions of existing drugs, new generic formulations or innovative consumer health products. In the consumer health area, we file product dossiers with regulators in relevant jurisdictions for Catalent-created products, which help contribute sustainable growth to our consumer health business. We expect to continue to seek proactive development and other non-traditional relationships to increase demand for and value realized from our technology platforms. These activities have provided us with opportunities to capture an increased share of end-market value through out-licensing, profit-sharing and other arrangements.

Leverage Existing Infrastructure and Operational Discipline to Drive Profitable Growth
Through our existing infrastructure, including our global network of operating locations and programs, we promote operational discipline and drive margin expansion. With our Lean Six Sigma programs, a global procurement function and conversion cost productivity metrics in place, we have created a culture of functional excellence and cost accountability. We intend to continue to apply this discipline to further leverage our operational network for profitable growth. Since fiscal 2009, we have expanded gross margin by over 500 basis points and Adjusted EBITDA margin by over 300 basis points.
Pursue Strategic Acquisitions and Licensing to Build upon our Existing Platform
We operate in highly fragmented markets in both our advanced delivery technologies and development solutions businesses. Within those markets, the five top players represent only 30% and 10% of the total market share, respectively, by revenue. Our broad platform, global infrastructure and diversified customer base provide us with a strong foundation from which to consolidate within these markets and to generate operating leverage through such acquisitions. Over the past four fiscal years, we have executed five transactions investing more than $570 million and have demonstrated an ability to efficiently and effectively integrate these acquisitions.

We intend to continue to opportunistically source and execute bolt-on acquisitions within our existing business areas, as well as to undertake transactions that provide us with expansion opportunities within new geographic markets or adjacent market segments. We have a dedicated business development team in place to identify these opportunities and have a rigorous and financially disciplined process for evaluating, executing and integrating such acquisitions.
Our Reportable Segments
Our offerings and services are summarized below by reporting segment.

Segment	Offerings and Services	Fiscal 2014 Revenue*
(Dollars in millions)
Oral Technologies	Formulation, development and manufacturing of prescription and consumer health products using our proprietary softgel, Liqui-Gels, Vegicaps, OptiShell, OptiDose, OptiMelt, and Zydis technologies; as well as other proprietary and conventional oral drug delivery technologies.	$1,180.1
Medication Delivery Solutions	Formulation, development, and manufacturing for prefilled syringes and other injectable formats; blow-fill-seal unit dose development and manufacturing; and biologic cell line development and manufacturing, including our GPEx and SMARTag technologies.	$246.1
Development & Clinical Services	Manufacturing, packaging, storage, distribution and inventory management for global clinical trials of drugs and biologics; analytical and bioanalytical development and testing; scientific and regulatory consulting services; development services and manufacturing for conventional oral dose forms; and development and manufacturing of products.	$412.2
*Segment Revenue includes inter-segment revenue of $10.7 million.
This table should be read in conjunction with Note 16 to the Consolidated Financial Statements.

Oral Technologies
Our Oral Technologies segment provides advanced oral delivery technologies, including formulation, development and manufacturing of oral dose forms for prescription and consumer health products across all phases of a molecule’s lifecycle. These oral dose forms include softgel, modified release technologies (“MRT”) and immediate release solid oral products. At certain facilities we also provide integrated primary packaging services for the products we manufacture. In fiscal 2014, we generated approximately $857.5 million in revenue from our softgel products and approximately $358.2 million in revenue from our MRT products (including intra-segment revenue of approximately $35.6 million).
Through our Softgel Technologies business, we provide formulation, development and manufacturing services for soft gelatin capsules, or “softgels,” which we first commercialized in the 1930s and have continually enhanced. We are the market leader in overall softgel manufacturing, and hold the leading market position in the prescription arena. Our principal softgel technologies include traditional softgel capsules (in which the shell is made from animal-derived materials) and Vegicaps and OptiShell capsules (in which the shell is made from vegetable-derived materials), which are used in a broad range of customer products including prescription drugs, over-the-counter medications, and vitamins and supplements. Softgel capsules encapsulate liquid, paste or oil-based active compounds in solution or suspension within an outer shell, filling and sealing the capsule simultaneously. We perform all encapsulation within one of our softgel facilities, with active ingredients provided by customers or sourced directly by us. Softgels have historically been used to solve formulation challenges or technical issues for a specific drug, to help improve the clinical performance of compounds, to provide important market differentiation, particularly for over-the-counter compounds, and to provide safe handling of hormonal, potent and cytotoxic drugs. We also participate in the softgel vitamin, mineral and supplement business in selected regions around the world. With the 2001 introduction of our vegetable-derived softgel shell, Vegicaps capsules, consumer health manufacturers have been able to extend the softgel dose form to a broader range of active ingredients and serve patient/consumer populations that were previously inaccessible due to religious, dietary or cultural preferences. In recent years this platform has been extended to pharmaceutical active ingredients via the OptiShell platform. Our Vegicaps and OptiShell capsules are patent protected in most major global markets. Physician and patient studies we have conducted have demonstrated a preference for softgels versus traditional tablet and hard capsule dose forms in terms of ease of swallowing, real or perceived speed of delivery, ability to remove or eliminate unpleasant odor or taste and, for physicians, perceived improved patient adherence with dosing regimens.
Through our Modified Release Technologies business we provide formulation, development and manufacturing services for fast-dissolve tablets and both proprietary and conventional controlled release products. We launched our orally dissolving tablet business in 1986 with the introduction of Zydis tablets, a unique oral dosage form that is freeze-dried in its package, can be swallowed without water, and typically dissolves in the mouth in less than three seconds. Most often used for indications, drugs and patient groups that can benefit from rapid oral disintegration, the Zydis technology is utilized in a wide range of products and indications, including treatments for a variety of central nervous system-related conditions such as migraines, Parkinson’s Disease, schizophrenia, and pain relief. Zydis tablets continue to be used in new ways by our customers as we extend the application of the technology to new categories, such as for immunotherapies, vaccines and biologics delivery. More recently we have added three new technology platforms to the Modified Release Technologies business portfolio, including the highly flexible OptiDose tab-in-tab technology, already commercially proven in Japan; the OptiMelt hot melt extrusion technology; and the development stage LyoPan oral dissolving tablet technology. We plan to continue to expand the development pipeline of customer products for all of our Modified Release technologies.
Representative Oral Technologies business customers include Pfizer, Novartis, Merck, GlaxoSmithKline, Eli Lilly, Johnson & Johnson and Actavis.
Medication Delivery Solutions
Our Medication Delivery Solutions segment provides formulation, development and manufacturing services for delivery of drugs and biologics, administered via injection, inhalation and ophthalmic routes, using both traditional and advanced technologies. Our range of injectable manufacturing offerings includes filling drugs or biologics into pre-filled syringes, with flexibility to accommodate other formats within our existing network, focused increasingly on complex pharmaceuticals and biologics. With our range of technologies we are able to meet a wide range of specifications, timelines and budgets. The complexity of the manufacturing process, the importance of experience and know-how, regulatory compliance, and high start-up capital requirements create significant barriers to entry and, as a result, limit the number of competitors in the market. For example, blow-fill-seal is an advanced aseptic processing technology which uses a continuous process to form, fill with drug, and seal a plastic container in a sterile environment. Blow-fill-seal units are currently used for a variety of pharmaceuticals in liquid form, such as respiratory, ophthalmic and otic products. We are a leader in the outsourced blow-fill-seal market, and operate one of the largest capacity commercial manufacturing blow-fill-seal facilities in the world. Our sterile blow-fill-seal manufacturing has significant capacity and flexibility of manufacturing configurations. This business provides flexible and scalable solutions for unit-dose delivery of complex formulations such as suspensions and emulsions, as well as innovative design and engineering container design and manufacturing solutions related to complex container design and manufacturing. Our regulatory expertise can lead to decreased time to commercialization, and our dedicated development production lines support feasibility, stability and clinical runs. We plan to continue to expand our product line in existing and new markets, and in higher margin specialty products with additional respiratory, ophthalmic, injectable and nasal applications. Representative customers include Pfizer, Sanofi-Aventis, Novartis, Roche and Teva.
Our biologics offerings include our formulation development and cell-line manufacturing based on our advanced and patented GPEx technology, which is used to develop stable, high-yielding mammalian cell lines for both innovator and bio-similar biologic compounds. Our GPEx technology can provide rapid cell line development, high biologics production yields, flexibility and versatility. We believe our development stage SMARTag next-generation antibody-drug conjugate technology will provide more precision targeting for delivery of drugs to tumors or other locations, with improved safety versus existing technologies. In fiscal 2013, we launched our recently completed biologics facility in Madison, Wisconsin, with expanded capability and capacity to produce clinical scale biologic supplies; combined with offerings from other businesses of Catalent and external partners, we now provide the broadest range of technologies and services supporting the development and launch of new biologic entities, biosimilars or biobetters to bring a product from gene to market commercialization, faster.
Development and Clinical Services
Our Development and Clinical Services segment provides manufacturing, packaging, storage and inventory management for drugs and biologics in clinical trials. We offer customers flexible solutions for clinical supplies production, and provide distribution and inventory management support for both simple and complex clinical trials. This includes dose form manufacturing or over-encapsulation where needed; supplying placebos, comparator drug procurement and clinical packages and kits for physicians and patients; inventory management; investigator kit ordering and fulfillment; and return supply reconciliation and reporting. We support trials in all regions of the world through our facilities and distribution network. In fiscal 2012 we substantially expanded this business via the Aptuit CTS business acquisition in February 2012, and in fiscal 2013 formed a joint venture with

ShangPharma Corporation to expand our clinical supply services network into China. We are the leading provider of integrated development solutions and one of the leading providers of clinical trial supplies and respiratory products.
We also offer analytical chemical and cell-based testing and scientific services, stability testing, respiratory products formulation and manufacturing, regulatory consulting, and bioanalytical testing for biologic products. Our respiratory product capabilities include development and manufacturing services for inhaled products for delivery via metered dose inhalers, dry powder inhalers and nasal sprays. We also provide formulation development and clinical and commercial manufacturing for conventional and specialty oral dose forms. We provide global regulatory and clinical support services for our customers’ regulatory and clinical strategies during all stages of development. Demand for our offerings is driven by the need for scientific expertise and depth and breadth of services offered, as well as by the reliable supply thereof, including quality, execution and performance.

Development and Product Supply Chain Solutions
In addition to our proprietary offerings, we are also differentiated in the market by our ability to bring together our development solutions and advanced delivery technologies to offer innovative development and product supply solutions which can be combined or tailored in many ways to enable our customers to take their drugs, biologics and consumer health products from laboratory to market. Once a product is on the market, we can provide comprehensive integrated product supply, from the sourcing of the bulk drug to comprehensive manufacturing and packaging to the testing required for release to distribution. Customer solutions we develop are flexible, scalable and creative, so that they meet the unique needs of both large and emerging companies, and for products of all sizes. We believe that our development and product supply solutions will continue to contribute to our future growth.
Sales and Marketing
Our target customers include large pharmaceutical and biotechnology companies, mid-size, emerging and specialty pharmaceutical and biotechnology companies, and consumer health companies, along with companies in other selected healthcare market segments such as animal health and medical devices. We have longstanding, extensive relationships with leading pharmaceutical and biotechnology customers. In fiscal 2014, we did business with 83 of the top 100 branded drug marketers, 19 of the top 20 generics marketers, 38 of the top 50 biologics marketers, and 24 of the top 25 consumer health marketers globally, as well as with nearly a thousand other customers. Faced with access, pricing and reimbursement pressures as well as other market challenges, large pharmaceutical and biotechnology companies have increasingly sought partners to enhance the clinical competitiveness of their drugs and biologics and improve their R&D productivity, while reducing their fixed cost base. Many mid-size, emerging and specialty pharmaceutical and biotechnology companies, while facing the same pricing and market pressures, have chosen not to build a full infrastructure, but rather to partner with other companies-through licensing agreements or outsourcing to access the critical skills, technologies and services required to bring their products to market. Consumer health companies require rapidly-developed, innovative dose forms and formulations to keep up in the fast-paced over-the-counter medication and vitamins markets. These market segments are all critically important to our growth, but require distinct solutions, marketing and sales approaches, and market strategy.
We follow a hybrid demand generation organization model, with global and growth account teams offering the full breadth of Catalent’s solutions to selected accounts, and technical specialist teams providing the in-depth technical knowledge and practical experience essential for each individual offering. All business development and field sales representatives ultimately report to a single sales head, and significant ongoing investments are made to enhance their skills and capabilities. Our sales organization currently consists of more than 150 full-time, experienced sales professionals, supported by inside sales and sales operations. We also have built a dedicated strategic marketing team, providing strategic market and product planning and management for our offerings. Supporting these marketing plans, we participate in major trade shows relevant to the offerings globally and ensure adequate visibility to our offerings and solutions through a comprehensive print and on-line advertising and publicity program. We believe that, since 2009, we have built Catalent into a strong brand with high overall awareness in our established markets and target customers, and that our brand identity has become a competitive advantage for us.
Global Accounts
We manage selected accounts globally due to their materiality and growth potential by establishing strategic plans, goals and targets. We recorded approximately 37% of our total revenue in fiscal 2014 from these global accounts. These accounts are assigned a dedicated business development professional with substantial industry experience. These account leaders, along with members of the executive leadership team, are responsible for managing and extending the overall account relationship. Growing sales, profitability, and increasing account penetration are key goals and are directly linked to compensation. Account leaders also work closely with the rest of the sales organization to ensure alignment around critical priorities for the accounts.

Emerging, Specialty and Virtual Accounts
Emerging, specialty and virtual pharmaceutical and biotechnology companies are expected to be a critical driver of industry growth globally. Historically, many of these companies have chosen not to build a full infrastructure, but rather partner with other companies to produce their products. We expect them to continue to do so in the future, providing a critical source for future integrated solution demand. We expect to continue to increase our penetration of geographic clusters of emerging companies in North America, Europe, South America and Asia. We regularly use active pipeline and product screening and customer targeting to identify the optimal candidates for partnering based on product profiles, funding status, and relationships, to ensure that our technical sales specialists and field sales representatives develop custom solutions designed to address the specific needs of customers in the market.
Contractual Arrangements
We generally enter into a broad range of contractual arrangements with our customers, including agreements with respect to feasibility, development, supply, licenses, and quality. The terms of these contracts vary significantly depending on the offering and customer requirements. Some of our agreements may include a variety of revenue arrangements such as fee-for-service, royalties, profit-sharing and fixed fees. We generally secure pricing and contract mechanisms in our supply agreements that allow for periodic resetting of pricing terms and, in some cases, these agreements provide for our ability to renegotiate pricing in the event of certain price increases for the raw materials utilized in the products we make. Our typical supply agreements include indemnification from our customers for product liability and intellectual property matters and caps on our contractual liabilities, subject in each case to negotiated exclusions. In addition, our manufacturing supply agreement terms range from three to ten years with regular renewals of one to three years, although some of our agreements are terminable upon much shorter notice periods, such as 30 or 90 days. For our development solutions offerings, we may enter into master service agreements, which provide for standardized terms and conditions and make it easier and faster for customers with multiple development needs to access our offerings.
Backlog
While we generally have long-term supply agreements that provide for a revenue stream over a period of years, our backlog represents, as of a point in time, future service revenues from work not yet completed. For our Oral Technologies segment and Medication Delivery Solutions segment, backlog represents firm orders for manufacturing services and includes minimum volumes, where applicable. For our Development and Clinical Services segment, backlog represents estimated future service revenues from work not yet completed under signed contracts. Using these methods of reporting backlog, as of June 30, 2014, backlog was approximately $782.1 million, as compared to approximately $648.3 million as of June 30, 2013, including approximately $373.8 million and $272.6 million, respectively, related to our Development and Clinical Services segment. We expect to recognize approximately 85% of revenue from the backlog in existence as of June 30, 2014 by the completion of the fiscal year ending June 30, 2015.
To the extent projects are delayed, the timing of our revenue could be affected. If a customer cancels an order, we may be reimbursed for the costs we have incurred. For orders that are placed inside a contractual firm period, we generally have a contractual right to payment in the event of cancellation. Fluctuations in our reported backlog levels also result from the timing and order pattern of our customers who often seek to manage their level of inventory on hand. Because of customer ordering patterns, our backlog reported for certain periods may fluctuate and may not be indicative of future results.
Manufacturing Capabilities
We operate manufacturing facilities, development centers and sales offices throughout the world. We have twenty-seven facilities on five continents with 4.8 million square feet of manufacturing, lab and related space. Our manufacturing capabilities include the full suite of competencies relevant to support each site’s activities, including regulatory, quality assurance and in-house validation.

We operate our plants in accordance with cGMP. More than half of our facilities are registered with the FDA, with the remaining facilities being registered with other applicable regulatory agencies, such as the EMA. In some cases certain facilities are registered with multiple regulatory agencies.
We have invested approximately $349.1 million of cash outflows in our manufacturing facilities since fiscal 2012 through improvements and expansions in our facilities including approximately $122.4 million on capital expenditures in fiscal 2014. We believe that our facilities and equipment are in good condition, are well maintained and are able to operate at or above present levels for the foreseeable future, in all material respects.
Our manufacturing operations are focused on employee health and safety, regulatory compliance, operational excellence, continuous improvement, and process standardization across the organization. In fiscal 2014, we achieved approximately 99% on-time shipment delivery versus customer request date across our network as a result of this focus. Our manufacturing operations are structured around an enterprise management philosophy and methodology that utilizes principles and tools common to a number of quality management programs including Six Sigma and Lean Manufacturing.
Raw Materials
We use a broad and diverse range of raw materials in the design, development and manufacture of our products. This includes, but is not limited to key materials such as gelatin, starch, and iota carrageenan for the Oral Technologies segment; packaging films for our Development & Clinical Services segment, and resin for our blow-fill-seal business in our Medication Delivery Solutions segment. The raw materials that we use are sourced externally on a global basis. Globally, our supplier relationships could be interrupted due to natural disasters and international supply disruptions, including those caused by pandemics, geopolitical and other issues. For example, the supply of gelatin is obtained from a limited number of sources. In addition, much of the gelatin we use is bovine-derived. Past concerns of contamination from Bovine Spongiform Encephalopathy (“BSE”) have narrowed the number of possible sources of particular types of gelatin. If there were a future disruption in the supply of gelatin from any one or more key suppliers, there can be no assurance that we could obtain an alternative supply from our other suppliers. If future restrictions were to emerge on the use of bovine-derived gelatin from certain geographic sources due to concerns of contamination from BSE, any such restriction could hinder our ability to timely supply our customers with products and the use of alternative non-bovine-derived gelatin for specific customer products could be subject to lengthy formulation, testing and regulatory approval.
We work very closely with our suppliers to assure continuity of supply while maintaining excellence in material quality and reliability, and we have an active and effective supplier audit program. We continually evaluate alternate sources of supply, although we do not frequently pursue regulatory qualification of alternative sources for key raw materials due to the strength of our existing supplier relationships, the reliability of our current supplier base and the time and expense associated with the regulatory process. Although a change in suppliers could require significant effort or investment by us in circumstances where the items supplied are integral to the performance of our products or incorporate specialized material such as gelatin, we do not believe that the loss of any existing supply arrangement would have a material adverse effect on our business. See “Risk Factors-Risks Relating to Our Business and Industry-Our future results of operations are subject to fluctuations in the costs, availability, and suitability of the components of the products we manufacture, including active pharmaceutical ingredients, excipients, purchased components, and raw materials.”
Competition
We compete on several fronts both domestically and internationally, including with other companies that offer advanced delivery technologies or development services to pharmaceutical, biotechnology and consumer health companies based in North America, South America, Europe and the Asia-Pacific region. We also may compete with the internal operations of those pharmaceutical, biotechnology and consumer health manufacturers that choose to source these services internally, where possible.

Competition is driven by proprietary technologies and know-how (where relevant), consistency of operational performance, quality, price, value and speed. While we do have competitors who compete with us in our individual offerings, we do not believe we have competition from any directly comparable companies.
Research and Development Costs
Our research activities are primarily directed toward the development of new offerings and manufacturing process improvements. Costs incurred in connection with the development of new offerings and manufacturing process improvements are recorded within selling, general, and administrative expenses. Such research and development costs included in selling, general, and administrative expenses amounted to $17.5 million, $14.5 million and $16.9 million for fiscal years ended June 30, 2014, June 30, 2013 and June 30, 2012, respectively. Costs incurred in connection with research and development services we provide to customers and services performed in support of the commercial manufacturing process for customers are recorded within cost of sales. Such research and development costs included in cost of sales amounted to $34.0 million, $35.0 million and $33.5 million for fiscal years ended June 30, 2014, June 30, 2013 and June 30, 2012, respectively.

Employees
As of June 30, 2014, we had approximately 8,300 employees in twenty-seven facilities on five continents: eight facilities are in the United States, with certain employees at one facility being represented by a labor organization with their terms and conditions of employment being subject to a collective bargaining agreement. National works councils and/or labor organizations are active at all eleven of our European facilities consistent with labor environments/laws in European countries. Similar relationships with labor organizations or national works councils exist in our plants in Argentina, Brazil, and Australia. Our management believes that our employee relations are satisfactory.

	North America	Europe	South America	Asia Pacific	Total
Approximate Number of Employees	3,100	3,600	1,000	600	8,300

Intellectual Property
We rely on a combination of know-how, trade secrets, patents, copyrights and trademarks and other intellectual property laws, nondisclosure and other contractual provisions and technical measures to protect a number of our offerings, services and intangible assets. These proprietary rights are important to our ongoing operations. We operate under licenses from third parties for certain patents, software and information technology systems and proprietary technologies and in certain instances we license our technology to third parties. We also have a long track record of innovation across our lines of business and, to further encourage active innovation, we have developed incentive compensation systems linked to patent filings and other recognition and reward programs for scientists and non-scientists alike.
We have applied in the United States and certain foreign countries for registration of a number of trademarks, service marks and patents, some of which have been registered and issued, and also hold common law rights in various trademarks and service marks. We hold approximately 1,300 patents and patent applications worldwide in advanced drug delivery and biologics formulations and technologies, and manufacturing and other areas.
We hold patents and license rights relating to certain aspects of our formulations, nutritional and pharmaceutical dosage forms, mammalian cell engineering, and sterile manufacturing services. We also hold patents relating to certain processes and products. We have a number of pending patent applications in the United States and certain foreign countries, and intend to pursue additional patents as appropriate. We have enforced and will continue to enforce our intellectual property rights in the United States and worldwide.
We do not consider any particular patent, trademark, license, franchise or concession to be material to our overall business.
Regulatory Matters
The manufacture, distribution and marketing of the products of our customers in this industry are subject to extensive ongoing regulation by the FDA, other government authorities and foreign regulatory authorities. Certain of our subsidiaries may be required to register for permits and/or licenses with, and will be required to comply with operating and security standards of, the Drug Enforcement Agency (“DEA”), the FDA, the Department of Health and Human Services (“DHHS”), the European Union (“EU”) member states and various state boards of pharmacy, state health departments and/or comparable state agencies as well as foreign agencies, and certain accrediting bodies depending upon the type of operations and location of product distribution, manufacturing and sale.

In addition, certain of our subsidiaries may be subject to the United States Federal Food, Drug, and Cosmetic Act, The Public Health Service Act, the Controlled Substances Act and comparable state and foreign regulations, and the Needlestick Safety and Prevention Act.
Laws regulating the manufacture and distribution of products also exist in most other countries where our subsidiaries conduct business. In addition, the international manufacturing operations are subject to local certification requirements, including compliance with domestic and/or foreign good manufacturing practices and quality system regulations established by the FDA and/or applicable foreign regulatory authorities.
We are also subject to various federal, state, local, foreign and transnational laws, regulations and recommendations, both in the United States and abroad, relating to safe working conditions, laboratory and manufacturing practices and the use, transportation and disposal of hazardous or potentially hazardous substances. In addition, U.S. and international import and export laws and regulations require us to abide by certain standards relating to the importation and exportation of finished goods, raw materials and supplies and the handling of information. We are also subject to certain laws and regulations concerning the conduct of our foreign operations, including the U.S. Foreign Corrupt Practices Act, the U.K. Anti-Bribery Act and other anti-bribery laws and laws pertaining to the accuracy of our internal books and records.
The costs associated with complying with the various applicable federal regulations, as well as state, local, foreign and transnational regulations, could be significant and the failure to comply with such legal requirements could have an adverse effect on our results of operations and financial condition. See “Risk Factors-Risks Relating to Failure to comply with existing and future regulatory requirements could adversely affect our results of operations and financial condition,” for additional discussion of the costs associated with complying with the various regulations.
In fiscal 2014, we underwent 48 regulatory audits and, over the last five fiscal years, we successfully completed 239 regulatory audits, with more than 50% resulting in no reported observations.
Quality Assurance
We are committed to ensuring and maintaining the highest standard of regulatory compliance while providing high quality products to our customers. To meet these commitments, we have developed and implemented a Catalent-wide quality management system throughout the organization that is appropriate. We have more than 1,000 employees around the globe focusing on quality and regulatory compliance. Our senior management team is actively involved in setting quality policies, standards and internal position papers as well as managing internal and external quality performance. Our quality assurance department provides quality leadership and supervises our quality systems programs. An internal audit program monitors compliance with applicable regulations, standards and internal policies. In addition, our facilities are subject to periodic inspection by the FDA and other equivalent local, state and foreign regulatory authorities and customers. All FDA, DEA and other regulatory inspectional observations have been resolved or are on track to be completed at the prescribed timeframe provided in response to the agency. We believe that our operations are in compliance in all material respects with the regulations under which our facilities are governed.
Environmental Matters
Our operations are subject to a variety of environmental, health and safety laws and regulations, including those of the Environmental Protection Agency (“EPA”) and equivalent state, local and foreign regulatory agencies in each of the jurisdictions in which we operate. These laws and regulations govern, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous substances and wastes, soil and groundwater contamination and employee health and safety. Our manufacturing facilities use, in varying degrees, hazardous substances in their processes. These substances include, among others, chlorinated solvents, and in the past chlorinated solvents were used at one or more of our facilities, including a number we no longer own or operate. As at our current facilities, contamination at such formerly owned or operated properties can result and has resulted in liability to us, for which we have recorded appropriate reserves as needed.

Available Information

We file annual, quarterly and special reports and other information with the SEC. Our filings with the SEC are available to the public on the SEC’s website at www.sec.gov. Those filings are also available to the public on, or accessible through, our website for free via the “Investor Relations” section at www.catalent.com.

The information we file with the SEC or contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference herein and is not part of this Annual Report on Form 10-K. You may also read and copy, at SEC prescribed rates, any document we file with the SEC at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington D.C. 20549. You can call the SEC at 1-800-SEC-0330 to obtain information on the operation of the Public Reference Room.

ITEM 1A.	RISK FACTORS
If any of the following risks actually occur, our business, financial condition, operating results or cash flow could be materially and adversely affected. Additional risks or uncertainties not presently known to us, or that we currently believe are immaterial, may also impair our business operations.
Risks Relating to Our Business and Industry
We participate in a highly competitive market and increased competition may adversely affect our business.
We operate in a market that is highly competitive. We compete on several fronts, both domestically and internationally, including competing with other companies that provide similar offerings to pharmaceutical, biotechnology and consumer health companies based in North America, Latin America, Europe and the Asia-Pacific region. We also may compete with the internal operations of those pharmaceutical, biotechnology and consumer health manufacturers that choose to source these offerings internally, where possible.
We face material competition in each of our markets. Competition is driven by proprietary technologies and know-how, capabilities, consistency of operational performance, quality, price, value and speed. Some competitors may have greater financial, research and development, operational and marketing resources than we do. Competition may also increase as additional companies enter our markets or use their existing resources to compete directly with ours. Expanded competition from companies in low-cost jurisdictions, such as India and China, may in the future impact our results of operations or limit our growth. Greater financial, research and development, operational and marketing resources may allow our competitors to respond more quickly with new, alternative or emerging technologies. Changes in the nature or extent of our customer requirements may render our offerings obsolete or non-competitive and could adversely affect our results of operations and financial condition.
The demand for our offerings depends in part on our customers’ research and development and the clinical and market success of their products. Our business, financial condition and results of operations may be harmed if our customers spend less on, or are less successful in, these activities.
Our customers are engaged in research, development, production and marketing of pharmaceutical, biotechnology and consumer health products. The amount of customer spending on research, development, production and marketing, as well as the outcomes of such research, development, and marketing activities, have a large impact on our sales and profitability, particularly the amount our customers choose to spend on our offerings. Our customers determine the amounts that they will spend based upon, among other things, available resources and their need to develop new products, which, in turn, is dependent upon a number of factors, including their competitors’ research, development and production initiatives, and the anticipated market uptake, clinical and reimbursement scenarios for specific products and therapeutic areas. In addition, consolidation in the industries in which our customers operate may have an impact on such spending as customers integrate acquired operations, including research and development departments and their budgets. Our customers finance their research and development spending from private and public sources. A reduction in spending by our customers could have a material adverse effect on our business, financial condition and results of operations. If our customers are not successful in attaining or retaining product sales due to market conditions, reimbursement issues or other factors, our results of operations may be materially impacted.
We are subject to product and other liability risks that could adversely affect our results of operations, financial condition, liquidity and cash flows.
We are subject to significant product liability and other liability risks that are inherent in the design, development, manufacture and marketing of our offerings. We may be named as a defendant in product liability lawsuits, which may allege that our offerings have resulted or could result in an unsafe condition or injury to consumers. Such lawsuits could be costly to defend and could result in reduced sales, significant liabilities and diversion of management’s time, attention and resources. Even claims without merit could subject us to adverse publicity and require us to incur significant legal fees. Beginning in 2006, we were named in a number of civil lawsuits relating to the prescription acne medication Amnesteem®, all but one of which have been dismissed or settled without our being required to make any contribution toward any settlement to date. We may be named in similar lawsuits in the future. See “Item 3. Legal Proceedings.”
Furthermore, product liability claims and lawsuits, regardless of their ultimate outcome, could have a material adverse effect on our business operations, financial condition and reputation and on our ability to attract and retain customers. We have historically sought to manage this risk through the combination of product liability insurance and contractual indemnities and liability limitations in our agreements with customers and vendors. The availability of product liability insurance for companies in the pharmaceutical industry is generally more limited than insurance available to companies in other industries. Insurance carriers providing product liability insurance to those in the pharmaceutical and biotechnology industries generally limit the amount of available policy limits, require larger self-insured retentions and exclude coverage for certain products and claims. We maintain product liability insurance with annual aggregate limits in excess of $25 million. There can be no assurance that a successful product liability claim or other liability claim would be adequately covered by our applicable insurance policies or by any applicable contractual indemnity or liability limitations.
Failure to comply with existing and future regulatory requirements could adversely affect our results of operations and financial condition.
The healthcare industry is highly regulated. We are subject to various local, state, federal, foreign and transnational laws and regulations, which include the operating and security standards of the DEA, the FDA, various state boards of pharmacy, state health departments, the DHHS, the EU member states and other comparable agencies and, in the future, any changes to such laws and regulations could adversely affect us. In particular, we are subject to laws and regulations concerning good manufacturing practices and drug safety. Our subsidiaries may be required to register for permits and/or licenses with, and may be required to comply with the laws and regulations of the DEA, the FDA, the DHHS, foreign agencies including the EMA, and other various state boards of pharmacy, state health departments and/or comparable state agencies as well as certain accrediting bodies depending upon the type of operations and location of product distribution, manufacturing and sale.
The manufacture, distribution and marketing of our offerings for use in our customers’ products are subject to extensive ongoing regulation by the FDA, the DEA, the EMA, and other equivalent local, state, federal and foreign regulatory authorities. Failure by us or by our customers to comply with the requirements of these regulatory authorities could result in warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution, restrictions on our operations, civil or criminal sanctions, or withdrawal of existing or denial of pending approvals, including those relating to products or facilities. In addition, such a failure could expose us to contractual or product liability claims as well as contractual claims from our customers, including claims for reimbursement for lost or damaged active pharmaceutical ingredients, the cost of which could be significant.
In addition, any new offerings or products must undergo lengthy and rigorous clinical testing and other extensive, costly and time-consuming procedures mandated by the FDA, the EMA and other equivalent local, state, federal and foreign regulatory authorities. We or our customers may elect to delay or cancel anticipated regulatory submissions for current or proposed new products for any number of reasons.
Although we believe that we are in compliance in all material respects with applicable laws and regulations, there can be no assurance that a regulatory agency or tribunal would not reach a different conclusion concerning the compliance of our operations with applicable laws and regulations. In addition, there can be no assurance that we will be able to maintain or renew existing permits, licenses or any other regulatory approvals or obtain, without significant delay, future permits, licenses or other approvals needed for the operation of our businesses. Any noncompliance by us with applicable laws and regulations or the failure to maintain, renew or obtain necessary permits and licenses could have an adverse effect on our results of operations and financial condition.
Failure to provide quality offerings to our customers could have an adverse effect on our business and subject us to regulatory actions and costly litigation.
Our results depend on our ability to execute and improve when necessary our quality management strategy and systems, and effectively train and maintain our employee base with respect to quality management. Quality management plays an essential role in determining and meeting customer requirements, preventing defects and improving our offerings. While we have a network of quality systems throughout our business units and facilities which relate to the design, formulation, development, manufacturing, packaging, sterilization, handling, distribution and labeling of our customers’ products which use our offerings, quality and safety issues may occur with respect to any of our offerings. A quality or safety issue could have an adverse effect on our business, financial condition and results of operations and may subject us to regulatory actions, including product recalls, product seizures, injunctions to halt manufacture and distribution, restrictions on our operations, or civil sanctions, including monetary sanctions and criminal actions. In addition, such an issue could subject us to costly litigation, including claims from our customers for reimbursement for the cost of lost or damaged active pharmaceutical ingredients, the cost of which could be significant.
The services and offerings we provide are highly exacting and complex, and if we encounter problems providing the services or support required, our business could suffer.
The offerings we provide are highly exacting and complex, particularly in our Medication Delivery Solutions segment, due in part to strict regulatory requirements. From time to time, problems may arise in connection with facility operations or during preparation or provision of an offering, in both cases for a variety of reasons including, but not limited to, equipment malfunction, sterility variances or failures, failure to follow specific protocols and procedures, problems with raw materials, environmental factors and damage to, or loss of, manufacturing operations due to fire, flood or similar causes. Such problems could affect production of a particular batch or series of batches, requiring the destruction of product, or could halt facility production altogether. This could, among other things, lead to increased costs, lost revenue, damage to customer relations, reimbursement to customers for lost active pharmaceutical ingredients, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches or products. Production problems in our drug and biologic manufacturing operations could be particularly significant because the cost of raw materials is often higher than in our other businesses. If problems are not discovered before the product is released to the market, recall and product liability costs may also be incurred. In addition, such risks may be greater at facilities that are new or going through significant expansion or renovation.
Our global operations are subject to a number of economic, political and regulatory risks.
We conduct our operations in various regions of the world, including North America, South America, Europe and the Asia-Pacific region. Global economic and regulatory developments affect businesses such as ours in many ways. Our operations are subject to the effects of global competition, including potential competition from manufacturers in low-cost jurisdictions such as India and China. Local jurisdiction risks include regulatory risks arising from local laws. Our global operations are also affected by local economic environments, including inflation and recession. Political changes, some of which may be disruptive, can interfere with our supply chain and customers and some or all of our activities in a particular location. While some of these risks can be hedged using derivatives or other financial instruments and some are insurable, such attempts to mitigate these risks are costly and not always successful. Also, fluctuations in foreign currency exchange rates can impact our consolidated financial results.

If we do not enhance our existing or introduce new technology or service offerings in a timely manner, our offerings may become obsolete over time, customers may not buy our offerings and our revenue and profitability may decline.
The healthcare industry is characterized by rapid technological change. Demand for our offerings may change in ways we may not anticipate because of such evolving industry standards as well as a result of evolving customer needs that are increasingly sophisticated and varied and the introduction by others of new offerings and technologies that provide alternatives to our offerings. Several of our higher margin offerings are based on proprietary technologies. The patents for these technologies will ultimately expire, and these offerings may become subject to competition. Without the timely introduction of enhanced or new offerings, our offerings may become obsolete over time, in which case our revenue and operating results would suffer. For example, if we are unable to respond to changes in the nature or extent of the technological or other needs of our pharmaceutical customers through enhancing our offerings, our competition may develop offering portfolios that are more competitive than ours and we could find it more difficult to renew or expand existing agreements or obtain new agreements. Innovations directed at continuing to offer enhanced or new offerings generally will require a substantial investment before we can determine their commercial viability, and we may not have the financial resources necessary to fund these innovations.
The success of enhanced or new offerings will depend on several factors, including our ability to:

•	properly anticipate and satisfy customer needs, including increasing demand for lower cost products;

•	enhance, innovate, develop and manufacture new offerings in an economical and timely manner;

•	differentiate our offerings from competitors’ offerings;

•	achieve positive clinical outcomes for our customers’ new products;

•	meet safety requirements and other regulatory requirements of government agencies;

•	obtain valid and enforceable intellectual property rights; and

•	avoid infringing the proprietary rights of third parties.
Even if we succeed in creating enhanced or new offerings from these innovations, they may still fail to result in commercially successful offerings or may not produce revenue in excess of the costs of development, and they may be quickly rendered obsolete by changing customer preferences or the introduction by our competitors of offerings embodying new technologies or features. Finally, innovations may not be accepted quickly in the marketplace because of, among other things, entrenched patterns of clinical practice, the need for regulatory clearance and uncertainty over market access or government or third-party reimbursement.
We and our customers depend on patents, copyrights, trademarks and other forms of intellectual property protections, however, these protections may not be adequate.
We rely on a combination of know-how, trade secrets, patents, copyrights and trademarks and other intellectual property laws, nondisclosure and other contractual provisions and technical measures to protect a number of our offerings and intangible assets. These proprietary rights are important to our ongoing operations. There can be no assurance that these protections will prove meaningful against competitive offerings or otherwise be commercially valuable or that we will be successful in obtaining additional intellectual property or enforcing our intellectual property rights against unauthorized users. Our exclusive rights under certain of our offerings are protected by patents, some of which are subject to expire in the near term. When patents covering an offering expire, loss of exclusivity may occur and this may force us to compete with third parties, thereby affecting our revenue and profitability. We do not currently expect any material loss of revenue to occur as a result of the expiration of any Catalent patent.

Our proprietary rights may be invalidated, circumvented or challenged. We have in the past been subject to patent oppositions before the European Patent Office and we may in the future be subject to patent oppositions in Europe or other jurisdictions in which we hold patent rights. In addition, in the future, we may need to take legal actions to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. The outcome of any such legal action may be unfavorable to us.
These legal actions regardless of outcome might result in substantial costs and diversion of resources and management attention. Although we use reasonable efforts to protect our proprietary and confidential information, there can be no assurance that our confidentiality and non-disclosure agreements will not be breached, our trade secrets will not otherwise become known by competitors or that we will have adequate remedies in the event of unauthorized use or disclosure of proprietary information. Even if the validity and enforceability of our intellectual property is upheld, a court might construe our intellectual property not to cover the alleged infringement. In addition, intellectual property enforcement may be unavailable in some foreign countries. There can be no assurance that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology or that third parties will not design around our patent claims to produce competitive offerings. The use of our technology or similar technology by others could reduce or eliminate any competitive advantage we have developed, cause us to lose sales or otherwise harm our business.
We have applied in the United States and certain foreign countries for registration of a number of trademarks, service marks and patents, some of which have been registered or issued, and also claim common law rights in various trademarks and service marks. In the past, third parties have opposed our applications to register intellectual property and there can be no assurance that they will not do so in the future. It is possible that in some cases we may be unable to obtain the registrations for trademarks, service marks and patents for which we have applied and a failure to obtain trademark and patent registrations in the United States or other countries could limit our ability to protect our trademarks and proprietary technologies and impede our marketing efforts in those jurisdictions.
Our use of certain intellectual property rights is also subject to license agreements with third parties for certain patents, software and information technology systems and proprietary technologies. If these license agreements were terminated for any reason, it could result in the loss of our rights to this intellectual property, our operations may be materially adversely affected and we may be unable to commercialize certain offerings.
In addition, many of our branded pharmaceutical customers rely on patents to protect their products from generic competition. Because incentives exist in some countries, including the United States, for generic pharmaceutical companies to challenge these patents, pharmaceutical and biotechnology companies are under the ongoing threat of a challenge to their patents. If our customers’ patents were successfully challenged and as a result subjected to generic competition, the market for our customers’ products could be significantly impacted, which could have an adverse effect on our results of operations and financial condition.
Our future results of operations are subject to fluctuations in the costs, availability, and suitability of the components of the products we manufacture, including active pharmaceutical ingredients, excipients, purchased components, and raw materials.
We depend on various active pharmaceutical ingredients, components, compounds, raw materials, and energy supplied primarily by others for our offerings. This includes, but is not limited to, gelatin, starch, iota carrageenan, petroleum-based products and resin. Also, our customers frequently provide their active pharmaceutical or biologic ingredient for formulation or incorporation in the finished product. It is possible that any of our customer supplier relationships could be interrupted due to natural disasters, international supply disruptions caused by pandemics, geopolitical issues and other events, or could be terminated in the future.
For example, gelatin is a key component in our Oral Technologies segment. The supply of gelatin is obtained from a limited number of sources. In addition, much of the gelatin we use is bovine-derived. Past concerns of contamination from BSE have narrowed the number of possible sources of particular types of gelatin. If there were a future disruption in the supply of gelatin from any one or more key suppliers, we may not be able to obtain an alternative supply from our other suppliers. If future restrictions were to emerge on the use of bovine-derived gelatin due to concerns of contamination from BSE, any such restriction could hinder our ability to timely supply our customers with products and the use of alternative non-bovine-derived gelatin could be subject to lengthy formulation, testing and regulatory approval.
Any sustained interruption in our receipt of adequate supplies could have an adverse effect on us. In addition, while we have processes intended to reduce volatility in component and material pricing, we may not be able to successfully manage price fluctuations and future price fluctuations or shortages may have an adverse effect on our results of operations.
Changes in market access or healthcare reimbursement for our customers’ products in the United States or internationally could adversely affect our results of operations and financial condition.
The healthcare industry has changed significantly over time, and we expect the industry to continue to evolve. Some of these changes, such as ongoing healthcare reform, adverse changes in government or private funding of healthcare products and services, legislation or regulations governing the patient access to care and privacy, or the delivery, pricing or reimbursement approval of pharmaceuticals and healthcare services or mandated benefits, may cause healthcare industry participants to change the amount of our offerings they purchase or the price they are willing to pay for our offerings. Changes in the healthcare industry’s pricing, selling, inventory, distribution or supply policies or practices could also significantly reduce our revenue and results of operations. Particularly, volatility in individual product demand may result from changes in public or private payer reimbursement or coverage.
Fluctuations in the exchange rate of the U.S. dollar and other foreign currencies could have a material adverse effect on our financial performance and results of operations.
As a company with many international entities, certain revenues, costs, assets and liabilities, including a portion of our senior secured credit facilities and the 9.75% senior subordinated notes due 2017 (the "Senior Subordinated Notes"), are denominated in currencies other than the U.S. dollar. As a result, changes in the exchange rates of these currencies or any other applicable currencies to the U.S. dollar will affect our revenues, earnings and cash flows and could result in unrealized and realized exchange losses despite any efforts we may undertake to manage or mitigate our exposure to foreign currency fluctuations.
Tax legislation initiatives or challenges to our tax positions could adversely affect our results of operations and financial condition.
We are a large multinational corporation with operations in the United States and international jurisdictions, including North America, South America, Europe and the Asia-Pacific region. As such, we are subject to the tax laws and regulations of the United States federal, state and local governments and of many international jurisdictions. From time to time, various legislative initiatives may be proposed that could adversely affect our tax positions. There can be no assurance that our effective tax rate or tax payments will not be adversely affected by these initiatives. In addition, United States federal, state and local, as well as international tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
We have net operating loss carryforwards available to reduce future taxable income. Utilization of our net operating loss carryforwards may be subject to a substantial limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and comparable provisions of state, local and foreign tax laws due to changes in ownership of our company that may occur in the future. Under Section 382 of the Code and comparable provisions of state, local and foreign tax laws, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three year period, the corporation’s ability to carry forward its pre-change net operating loss carryforwards to reduce its post-change income may be limited. We may experience ownership changes in the future as a result of future changes in our stock ownership. As a result, if we generate taxable income in future years, our ability to use our pre-change net operating loss carryforwards to reduce U.S. federal and state taxable income may be subject to limitations, which could result in increased future tax liability to us.
We are dependent on key personnel.
We depend on senior executive officers and other key personnel, including our technical personnel, to operate and grow our business and to develop new enhancements, offerings and technologies. The loss of any of these officers or other key personnel combined with a failure to attract and retain suitably skilled technical personnel could adversely affect our operations.
In addition to our executive officers, we rely on the top approximately 150 senior leaders to lead and direct the Company. Our senior leadership team (“SLT”) is comprised of vice presidents and directors who hold critical positions and possess specialized talents and capabilities which give us a competitive advantage in the market. The members of the SLT hold positions such as general manager of manufacturing, general manager of analytical and development laboratories, vice president/general manager of business unit commercial development, director of operations, and vice president of quality and regulatory activities.
With respect to our technical talent, we have approximately 1,000 scientists and technicians whose areas of expertise and specialization cover subjects such as advanced delivery, drug and biologics formulation and manufacturing. Many of our sites and laboratories are located in competitive labor markets like Morrisville, North Carolina; Brussels, Belgium; Woodstock, Illinois; Madison, Wisconsin; and Schorndorf, Germany. Global and regional competitors and, in some cases, customers and suppliers, compete for the same skills and talent as we do.
Risks generally associated with our information systems could adversely affect our results of operations.
We rely on information systems in our business to obtain, rapidly process, analyze and manage data to:

•	facilitate the manufacture and distribution of thousands of inventory items to and from our facilities;

•	receive, process and ship orders on a timely basis;

•	manage the accurate billing and collections for thousands of customers;

•	manage the accurate accounting and payment for thousands of vendors; and

•	schedule and operate our global network of development, manufacturing and packaging facilities.
Our results of operations could be adversely affected if these systems are interrupted, damaged by unforeseen events or fail for any extended period of time, including due to the actions of third parties.
We may in the future engage in acquisitions and other transactions that may complement or expand our business or divest of non-strategic businesses or assets. We may not be able to complete such transactions and such transactions, if executed, pose significant risks and could have a negative effect on our operations.
Our future success may be dependent on opportunities to buy other businesses or technologies and possibly enter into joint ventures that could complement, enhance or expand our current business or offerings and services or that might otherwise offer us growth opportunities. We may face competition from other companies in pursuing acquisitions in the pharmaceutical and biotechnology industry. Our ability to acquire targets may also be limited by applicable antitrust laws and other regulations in the United States and other foreign jurisdictions in which we do business. To the extent that we are successful in making acquisitions, we may have to expend substantial amounts of cash, incur debt and assume loss-making divisions. We may not be able to complete such transactions, for reasons including, but not limited to, a failure to secure financing. Any transactions that we are able to identify and complete may involve a number of risks, including the diversion of management’s attention to integrate the acquired businesses or joint ventures, the possible adverse effects on our operating results during the integration process, the potential loss of customers or employees in connection with the acquisition, delays or reduction in realizing expected synergies, unexpected liabilities relating to a joint venture of acquired business and our potential inability to achieve our intended objectives for the transaction. In addition, we may be unable to maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies.
To the extent that we are not successful in completing divestitures, as such may be determined by future strategic plans and business performance, we may have to expend substantial amounts of cash, incur debt and continue to absorb loss-making or under-performing divisions. Any divestitures that we are unable to complete may involve a number of risks, including diversion of management’s attention, a negative impact on our customer relationships, costs associated with retaining the targeted divestiture, closing and disposing of the impacted business or transferring business to other facilities.
Our offerings and our customers’ products may infringe on the intellectual property rights of third parties
From time to time, third parties have asserted intellectual property infringement claims against us and our customers and there can be no assurance that third parties will not assert infringement claims against either us or our customers in the future. While we believe that our offerings do not infringe in any material respect upon proprietary rights of other parties and/or that meritorious defenses would exist with respect to any assertions to the contrary, there can be no assurance that we would not be found to infringe on the proprietary rights of others. Patent applications in the United States and some foreign countries are generally not publicly disclosed until the patent is issued or published, and we may not be aware of currently filed patent applications that relate to our offerings or processes. If patents later issue on these applications, we may be found liable for subsequent infringement.

There has been substantial litigation in the pharmaceutical and biotechnology industries with respect to the manufacture, use and sale of products that are the subject of conflicting patent rights.
Any claims that our offerings or processes infringe these rights (including claims arising through our contractual indemnification of our customers), regardless of their merit or resolution, could be costly and may divert the efforts and attention of our management and technical personnel. We may not prevail in such proceedings given the complex technical issues and inherent uncertainties in intellectual property litigation. If such proceedings result in an adverse outcome, we could, among other things, be required to:

•	pay substantial damages (potentially treble damages in the United States);

•	cease the manufacture, use or sale of the infringing offerings or processes;

•	discontinue the use of the infringing technology;

•	expend significant resources to develop non-infringing technology;

•	license technology from the third party claiming infringement, which license may not be available on commercially reasonable terms, or may not be available at all; and

•	lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property against others.
In addition, our customers’ products may be subject to claims of intellectual property infringement and such claims could materially affect our business if their products cease to be manufactured and they have to discontinue the use of the infringing technology which we may provide.
Any of the foregoing could affect our ability to compete or have a material adverse effect on our business, financial condition and results of operations.

We are subject to environmental, health and safety laws and regulations, which could increase our costs and restrict our operations in the future.
Our operations are subject to a variety of environmental, health and safety laws and regulations, including those of the EPA and equivalent local, state, and foreign regulatory agencies in each of the jurisdictions in which we operate. These laws and regulations govern, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous substances and wastes, soil and groundwater contamination and employee health and safety. Any failure by us to comply with environmental, health and safety requirements could result in the limitation or suspension of production or subject us to monetary fines or civil or criminal sanctions, or other future liabilities in excess of our reserves. We are also subject to laws and regulations governing the destruction and disposal of raw materials and non-compliant products, the handling of regulated material that are included in our offerings, and the disposal of our offerings at the end of their useful life. In addition, compliance with environmental, health and safety requirements could restrict our ability to expand our facilities or require us to acquire costly pollution control equipment, incur other significant expenses or modify our manufacturing processes. Our manufacturing facilities may use, in varying degrees, hazardous substances in their processes. These substances include, among others, chlorinated solvents, and in the past chlorinated solvents were used at one or more of our facilities, including a number we no longer own or operate. As at our current facilities, contamination at such formerly owned or operated properties can result and has resulted in liability to us. In the event of the discovery of new or previously unknown contamination either at our facilities or at third-party locations, including facilities we formerly owned or operated, the issuance of additional requirements with respect to existing contamination, or the imposition of other cleanup obligations for which we are responsible, we may be required to take additional, unplanned remedial measures for which no reserves have been recorded. We are conducting monitoring and cleanup of contamination at certain facilities currently or formerly owned or operated by us. We have established accounting reserves for certain contamination liabilities but cannot assure you that such liabilities will not exceed our reserves.
We are subject to labor and employment laws and regulations, which could increase our costs and restrict our operations in the future.
We employ approximately 8,300 employees worldwide, including approximately 3,100 employees in North America, 3,600 in Europe, 1,000 in South America and 600 in the Asia/Pacific region. Certain employees at one of our North American facilities are represented by a labor organization, and national works councils and/or labor organizations are active at all twelve of our European facilities consistent with labor environments/laws in European countries. Similar relationships with labor organizations or national works councils exist in our plants in Argentina, Brazil and Australia. Our management believes that our employee relations are satisfactory. However, further organizing activities or collective bargaining may increase our employment-related costs and we may be subject to work stoppages and other labor disruptions. Moreover, as employers are subject to various employment-related claims, such as individual and class actions relating to alleged employment discrimination, wage-hour and labor standards issues, such actions, if brought against us and successful in whole or in part, may affect our ability to compete or have a material adverse effect on our business, financial condition and results of operations.
Certain of our pension plans are underfunded, and additional cash contributions we may be required to make will reduce the cash available for our business, such as the payment of our interest expense.
Certain of our employees in the United States, United Kingdom, Germany, France, Japan and Australia are participants in defined benefit pension plans which we sponsor. As of June 30, 2014, the underfunded amount of our pension plans on a worldwide basis was approximately $111.4 million , primarily related to our fiscal 2012 plans in the United Kingdom and Germany. In addition, we have an estimated obligation of approximately $39.6 million, as of June 30, 2014, related to our withdrawal from a multiemployer pension plans in which we participated, resulting in a total underfunded amount related to our pension plans of $151.0 million as of June 30, 2014. In general, the amount of future contributions to the underfunded plans will depend upon asset returns and a number of other factors and, as a result, the amount we may be required to contribute to such plans in the future may vary. Such cash contributions to the plans will reduce the cash available for our business to pursue strategic growth initiatives or the payment of interest expense on the notes or our other indebtedness.

Risks Relating to Our Indebtedness
Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or in our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our indebtedness.
We are highly leveraged. As of June 30, 2014, we had (1) $1,722.5 million (dollar equivalent) of senior indebtedness; (2) $293.9 million (dollar equivalent) of Senior Subordinated Notes, (3) $348.7 million of 7.875% Senior Notes due 2018 (the "Senior Notes") and (4) $274.3 million of senior unsecured term loan. In addition, we had an additional $182.7 million of unutilized capacity and $17.3 million of outstanding letters of credit under our revolving credit facility.
On August 5, 2014, the Company completed an initial public offering of 42.5 million shares of its common stock for an initial price of $20.50 per share for total proceeds, before underwriting discounts and commissions and other offering expenses, of approximately $871.3 million and proceeds net of underwriters discount and commission and other offering expenses of approximately $822.7 million. The proceeds raised were used to redeem the outstanding Senior Subordinated Notes, redeem the outstanding Senior Notes, and pay a termination fee of $29.8 million to affiliates of Blackstone and certain other existing owners. The remaining proceeds were used to repay portions of amounts outstanding under our unsecured term loan facility.
Our high degree of leverage could have important consequences for us, including:

•	increasing our vulnerability to adverse economic, industry or competitive developments;

•	exposing us to the risk of increased interest rates because certain of our borrowings, including borrowings under our senior secured credit facilities, are at variable rates of interest;

•
exposing us to the risk of fluctuations in exchange rates because certain of our borrowings, including certain of our senior secured term loan facilities and the Senior Subordinated Notes, are denominated in euros;

•
making it more difficult for us to satisfy our obligations with respect to our indebtedness, including the notes, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the indenture governing the notes and the agreements governing such other indebtedness;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

•
limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.

Our total interest expense, net was $163.1 million, $203.2 million and $183.2 million for fiscal years 2014, 2013 and 2012, respectively. After taking into consideration our ratio of fixed-to-floating rate debt, a 100 basis point increase in such rates would increase our annual interest expense by approximately $2.4 million.

Despite our high indebtedness level, we and our subsidiaries will still be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial.

Our debt agreements contain restrictions that limit our flexibility in operating our business.
The agreements governing our outstanding indebtedness and our new senior secured credit facilities contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit the ability of our subsidiary, Catalent Pharma Solutions, Inc., and its restricted subsidiaries to, among other things:

•	incur additional indebtedness and issue certain preferred stock;

•	pay certain dividends on, repurchase or make distributions in respect of capital stock or make other restricted payments;

•	place limitations on distributions from restricted subsidiaries;

•	issue or sell capital stock of restricted subsidiaries;

•	guarantee certain indebtedness;

•	make certain investments;

•	sell or exchange assets;

•	enter into transactions with affiliates;

•	create certain liens; and

•	consolidate, merge or transfer all or substantially all of their assets and the assets of their subsidiaries on a consolidated basis.
A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross default provisions, and, in the case of our revolving credit facility, permit the lenders to cease making loans to us.
We may utilize derivative financial instruments to reduce our exposure to market risks from changes in interest rates on our variable rate indebtedness and we will be exposed to risks related to counterparty credit worthiness or non-performance of these instruments.
We may enter into pay-fixed interest rate swaps to limit our exposure to changes in variable interest rates. Such instruments may result in economic losses should exchange rates decline to a point lower than our fixed rate commitments. We will be exposed to credit-related losses which could impact the results of operations in the event of fluctuations in the fair value of the interest rate swaps due to a change in the credit worthiness or non-performance by the counterparties to the interest rate swaps.
Risks Related to Ownership of Our Common Stock
Our stock price may change significantly, and you may not be able to resell shares of our common stock at or above the price you paid or at all, and you could lose all or part of your investment as a result.
The trading price of our common stock is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. The trading price of our common stock may be adversely affected due to a number of factors such as those listed in “Risks Related to Our Business and Our Industry” and the following:

• results of operations that vary from the expectations of securities analysts and investors;
• results of operations that vary from those of our competitors;
• changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;
• declines in the market prices of stocks generally, or those of pharmaceutical companies;
• strategic actions by us or our competitors;
• announcements by us or our competitors of significant contracts, new products, acquisitions, joint marketing relationships, joint ventures, other strategic relationships or capital commitments;
• changes in general economic or market conditions or trends in our industry or markets;
• changes in business or regulatory conditions;
• future sales of our common stock or other securities;
• investor perceptions or the investment opportunity associated with our common stock relative to other investment alternatives;
• the public response to press releases or other public announcements by us or third parties, including our filings with the Securities and Exchange Commission (the “SEC”);
• announcements relating to litigation;
• guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
• the development and sustainability of an active trading market for our stock;
• changes in accounting principles; and
• other events or factors, including those resulting from natural disasters, war, acts of terrorism or responses to these events.
These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low.
In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.
Because we have no current plans to pay cash dividends on our common stock for the foreseeable future, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.
We intend to retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of common stock will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us and such other factors as our board of directors may deem relevant. In addition, our ability to pay dividends is limited by covenants of our existing and outstanding indebtedness and may be limited by covenants of any future indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.
If securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, our stock price and trading volume could decline.
The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrade our stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts ceases coverage of the Company or fail to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.
Future sales, or the perception of future sales of common stock, by us or our existing stockholders could cause the market price for our common stock to decline.

The sale of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
As of September 1, 2014, 74,821,337 shares of our common stock, representing approximately 64% of our total outstanding shares of common stock, will be “restricted securities” within the meaning of Rule 144 of the Securities Act (“Rule 144”) and subject to certain restrictions on resale. Restricted securities may be sold in the public market only if they are registered under the Securities Act or are sold pursuant to an exemption from registration such as Rule 144.
In connection with our initial public offering, we, our directors and executive officers, and holders of substantially all of our common stock immediately prior to our initial public offering agreed with the underwriters of the initial public offering, subject to certain exceptions, not to dispose of or hedge any of our or their common stock or securities convertible into or exchangeable for shares of common stock for 180 days following the date of the initial public offering prospectus, except with the prior written consent of Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC.
In addition, 2,801,761 shares of common stock will be eligible for sale upon exercise of vested options. We have filed a registration statement on Form S-8 under the Securities Act to register all shares of common stock subject to outstanding stock options and the shares of common stock subject to issuance under the 2014 Omnibus Incentive Plan. The Form S-8 registration statement automatically became effective upon filing. The initial registration statement on Form S-8 covered 13,192,080 shares of common stock. These shares can be sold in the public market upon issuance, subject to restrictions under the securities laws applicable to resales by affiliates.
Upon the expiration of the lock-up agreements described above, the remaining restricted shares will be eligible for resale, which would be subject to volume, manner of sale and other limitations under Rule 144. In addition, pursuant to a registration rights agreement, certain holders of restricted shares, subject to certain conditions, to require us to register the sale of their shares of our common stock under the Securities Act. By exercising their registration rights and selling a large number of shares, such holders could cause the prevailing market price of our common stock to decline. The shares covered by registration rights represent approximately 63% of our outstanding common stock. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement.
As restrictions on resale end or if these stockholders exercise their registration rights, the market price of our shares of common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in dilution to you.
Anti-takeover provisions in our organizational documents could delay or prevent a change of control.
Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders.
These provisions provide for, among other things:
•a classified board of directors with staggered three-year
•the ability of our board of directors to issue one or more series of preferred stock;

•	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;

•	certain limitations on convening special stockholder meetings;

•
the removal of directors only for cause and only upon the affirmative vote of holders of at least 66 2/3% of the shares of common stock entitled to vote generally in the election of directors if Blackstone and its affiliates hold less than 40% of our outstanding shares of common stock; and

•
that certain provisions may be amended only by the affirmative vote of at least 66 2/3% of the shares of common stock entitled to vote generally in the election of directors if Blackstone and its affiliates cease to hold less than 40% of our outstanding shares of common stock.

These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third-party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.
Affiliates of Blackstone control us and their interests may conflict with ours or yours in the future.
Affiliates of Blackstone beneficially own approximately 55% of our common stock. As a result, investment funds associated with or designated by affiliates of Blackstone have the ability to elect all of the members of our board of directors and thereby control our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence or modification of debt by us, amendments to our amended and restated certificate of incorporation and amended and restated bylaws and the entering into of extraordinary transactions, and their interests may not in all cases be aligned with your interests. In addition, Blackstone may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you. For example, Blackstone could cause us to make acquisitions that increase our indebtedness or cause us to sell revenue-generating assets. Additionally, in certain circumstances, acquisitions of debt at a discount by purchasers that are related to a debtor can give rise to cancellation of indebtedness income to such debtor for U.S. federal income tax purposes.
Blackstone is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. For example, Blackstone has made investments in Biomet, Inc., Emcure Pharmaceuticals Ltd., Apria Healthcare Group Inc., Nycomed Holding A/S, DJO Global LLC, Independent Clinical Services Ltd, Southern Cross Healthcare Group PLC, Stiefel Laboratories, Inc., Team Health Holdings, Inc. and Vanguard Health Systems, Inc.
Our amended and restated certificate of incorporation provides that none of Blackstone, any of its affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his director and officer capacities) or his or her affiliates has any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Blackstone also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. So long as Blackstone continues to own a significant amount of our combined voting power, even if such amount is less than 50%, Blackstone will continue to be able to strongly influence or effectively control our decisions and, so long as Blackstone and its affiliates collectively own at least 5% of all outstanding shares of our stock entitled to vote generally in the election of directors, it will be able to appoint individuals to our board of directors under a stockholders agreement. In addition, Blackstone is able to determine the outcome of all matters requiring stockholder approval and will be able to cause or prevent a change of control of the Company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of the Company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of the Company and ultimately might affect the market price of our common stock.
We are a “controlled company” within the meaning of the rules of the New York Stock Exchange and the rules of the SEC. As a result, we qualify for, and rely on, exemptions from certain corporate governance requirements that would otherwise provide protection to stockholders of other companies.
Blackstone controls a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•	the requirement that a majority of our board of directors consist of “independent directors” as defined under the rules of the New York Stock Exchange;

•
the requirement that our director nominees be selected, or recommended for our board of directors’ selection by a nominating/governance committee comprised solely of independent directors with a written charter addressing the nominations process;

•
the requirement that the compensation of our executive officers be determined, or recommended to our board of directors for determination, by a compensation committee comprised solely of independent directors; and

•	the requirement for an annual performance evaluation of the nominating/corporate governance and compensation committees.
As a result, we are not currently required to have a majority of independent directors, our nominating/corporate governance committee, and compensation committee are not currently required to consist entirely of independent directors and such committees are not currently subject to annual performance evaluations. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange.

In addition, on June 20, 2012, the SEC passed final rules implementing provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 pertaining to compensation committee independence and the role and disclosure of compensation consultants and other advisers to the compensation committee. The SEC’s rules direct each of the national securities exchanges (including the New York Stock Exchange on which we intend to list our common stock) to develop listing standards requiring, among other things, that:

•	compensation committees be composed of fully independent directors, as determined pursuant to new independence requirements;

•	compensation committees be explicitly charged with hiring and overseeing compensation consultants, legal counsel and other committee advisors; and

•
compensation committees be required to consider, when engaging compensation consultants, legal counsel or other advisors, certain independence factors, including factors that examine the relationship between the consultant or advisor’s employer and us.

As a “controlled company,” we are not subject to these compensation committee independence requirements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES
Our principal executive offices are located at 14 Schoolhouse Road, Somerset, New Jersey. We also operate manufacturing operations, development centers, and sales offices throughout the world. We have twenty-seven facilities on five continents with approximately 4.8 million square feet of manufacturing, lab and related space. Our manufacturing capabilities encompass a full suite of competencies including regulatory, quality assurance and in-house validation at all of the production sites. The following table sets forth our manufacturing and laboratory facilities by area and region as of June 30, 2014:

	Facility Sites	Country	Region	Segment	Total Square Footage	Leased/Owned
1	Kakegawa	Japan	Asia Pacific	Oral Technologies	107,300	Owned
2	Braeside	Australia	Asia Pacific	Oral Technologies	163,100	Owned
3	Haining	China	Asia Pacific	Oral Technologies	219,930	Owned
4	Beinheim	France	Europe	Oral Technologies	78,100	Owned
5	Eberbach	Germany	Europe	Oral Technologies	370,580	Leased
6	Aprilia	Italy	Europe	Oral Technologies	92,010	Owned
7	Swindon	United Kingdom	Europe	Oral Technologies	253,314	Owned
8	Somerset, NJ	USA	North America	Oral Technologies	265,000	Owned
9	Winchester, KY	USA	North America	Oral Technologies	120,000	Owned
10	St. Petersburg, FL	USA	North America	Oral Technologies	328,073	Owned
11	Buenos Aires	Argentina	South America	Oral Technologies	265,000	Owned
12	Sorocaba	Brazil	South America	Oral Technologies	88,993	Owned
13	Indaiatuba	Brazil	South America	Oral Technologies	53,800	Owned
14	Schorndorf	Germany	Europe	Oral Technologies	166,027	Owned
15	Brussels	Belgium	Europe	Medication Delivery Solutions	302,961	Owned
16	Limoges	France	Europe	Medication Delivery Solutions	179,000	Owned
17	Woodstock, IL	USA	North America	Medication Delivery Solutions	421,665	Owned
18	Madison, WI	USA	North America	Medication Delivery Solutions	102,723	Leased
19	Schorndorf	Germany	Europe	Development & Clinical Services	54,693	Owned
20	Bolton	United Kingdom	Europe	Development & Clinical Services	60,830	Owned
21	Philadelphia, PA	USA	North America	Development & Clinical Services	140,716	Leased/Owned
22	Morrisville, NC	USA	North America	Development & Clinical Services	186,406	Leased
23	Kansas City, MO	USA	North America	Development & Clinical Services	410,000	Owned
24	Deeside	United Kingdom	Europe	Development & Clinical Services	127,533	Leased
25	Bathgate	United Kingdom	Europe	Development & Clinical Services	191,000	Owned
26	Singapore	Singapore	Asia Pacific	Development & Clinical Services	7,942	Leased
27	Shanghai	China	Asia Pacific	Development & Clinical Services	31,000	Leased
	Total				4,787,696

ITEM 3.	LEGAL PROCEEDINGS
Beginning in November 2006, we, along with several pharmaceutical companies, have been named in approximately 380 civil lawsuits. These lawsuits were filed by individuals allegedly injured by their use of the prescription acne medication Amnesteem®, a branded generic form of isotretinoin, and in some instances of isotretinoin products made and/or sold by other firms as well. All but one of these lawsuits have been dismissed or settled. We were not required to make any contribution toward any settlement to date. While it is not possible to determine the ultimate outcome of this legal proceeding, including making a determination of liability, we believe that we have meritorious defenses with respect to the claims asserted against us and intend to vigorously defend our position.
From time to time, we may be involved in legal proceedings arising in the ordinary course of business, including, without limitation, inquiries and claims concerning environmental contamination as well as litigation and allegations in connection with acquisitions, product liability, manufacturing or packaging defects and claims for reimbursement for the cost of lost or damaged active pharmaceutical ingredients, the cost of which could be significant. We intend to vigorously defend ourselves against such other litigation and do not currently believe that the outcome of any such other litigation will have a material adverse effect on our financial statements. In addition, the healthcare industry is highly regulated and government agencies continue to scrutinize certain practices affecting government programs and otherwise.
From time to time, we receive subpoenas or requests for information from various government agencies, including from state attorneys general and the U.S. Department of Justice relating to the business practices of customers or suppliers. We generally respond to such subpoenas and requests in a timely and thorough manner, which responses sometimes require considerable time and effort and can result in considerable costs being incurred by us. We expect to incur additional costs in the future in connection with existing and future requests.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
As of June 30, 2014 there was no established public trading market for our common stock. The Company's common stock began trading on the New York Stock Exchange ("NYSE") under the symbol "CTLT" as of July 31, 2014. See Note 19 Subsequent Events for further information.
The following table sets forth the high and low sale prices per share for our common stock as reported on the NYSE for the period indicated:

	Market Price		Dividends
	High	Low
First quarter (July 31, 2014 - August 29, 2014)	$21.50	$19.85	—
As of September 1, 2014 we had approximately 76 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name.
We have no current plans to pay dividends on our common stock. Any decision to declare and pay dividends in the future will be made at the sole discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. Because we are a holding company and have no direct operations, we will only be able to pay dividends from funds we receive from our subsidiaries. In addition, our ability to pay dividends will be limited by covenants in our existing indebtedness and may be limited by the agreements governing other indebtedness we or our subsidiaries incur in the future. See “Management's Discussion and Analysis of Financial Condition and Results of Operations − Debt Covenants.”
We did not declare or pay any dividends on our common stock in fiscal 2014 or fiscal 2013.
Recent Sales of Unregistered Securities
Set forth below is information regarding shares of our common stock since July 1, 2013 that were not registered under the Securities Act:

Sale Date of Unregistered Shares	Shares	Consideration Received
July 26, 2013	1,750	$32,750
August 9, 2013	1,750	$32,750
November 14, 2013	1,750	$32,750
April 24, 2014	5,460	$81,120
June 9, 2014	14,560	$156,000

Purchase of Equity Securities
We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Use of Proceeds from Registered Securities
On August 5, 2014, we completed an initial public offering (the "IPO") in which we sold 42,500,000 shares of common stock at an initial public offering price of $20.50 per share. The shares offered and sold in the IPO were registered under the Securities Act pursuant to our Registration Statement on Form S-1 (File No. 333-193542), which was declared effective by the SEC on July 30, 2014. The total proceeds, before underwriting discount and commission and other offering expenses, for the shares sold in the IPO was approximately $871.3 million. The underwriters of the offering were led by Morgan Stanley, J.P. Morgan, BofA Merrill Lynch, Goldman, Sachs & Co., Jefferies and Deutsche Bank Securities. Blackstone Capital Markets, Piper Jaffray, Raymond James, Wells Fargo Securities, William Blair and Evercore acted as co-managers for the IPO.
The IPO generated net proceeds of approximately $822.7 million to us after net underwriting discounts and commissions and other offering expenses. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates), persons owning 10 percent or more of our common stock or any other affiliates. We used a portion of the net proceeds received in the offering to redeem the €225.0 million in aggregate principal amount of our Senior Subordinated Notes, to redeem the $350.0 million in aggregate principal amount of our Senior Notes and to repay approximately $114.5 million of the $275.0 million aggregate principal amount outstanding under our senior unsecured term loan facility.
Prior to the IPO, we were a party to a Transaction and Advisory Fee Agreement, dated as of April 10, 2007, among us, Blackstone Management Partners V L.L.C. (“BMP”), Genstar Capital LLC and Aisling Capital, LLC (the “Advisory Agreement”). On August 5, 2014, and in connection with the IPO, the Advisory Agreement was terminated. In connection with such termination, we paid a termination fee equal to approximately $29.8 million to the other parties to the Advisory Agreement, including approximately $26.2 million to BMP, using a portion of the net proceeds of the IPO.

ITEM 6.	SELECTED FINANCIAL DATA
The following table sets forth our selected historical financial and operating data for, or as of the end of, each of the five years ended June 30, 2014. This table should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

	Year Ended June 30,
(Dollars in millions, except as noted)	2010	2011	2012	2013	2014
Statement of Operations Data:
Net revenue	$1,480.4	$1,531.8	$1,694.8	$1,800.3	$1,827.7
Cost of sales	1,039.5	1,029.7	1,136.2	1,231.7	1,229.1
Gross margin	440.9	502.1	558.6	568.6	598.6
Selling, general and administrative expenses	270.1	288.3	348.1	340.6	334.8
Impairment charges and (gain)/loss on sale of assets	214.8	3.6	1.8	5.2	3.2
Restructuring and other	17.7	12.5	19.5	18.4	19.7
Property and casualty (gain)/loss, net *	—	11.6	(8.8)	—	—
Operating earnings/(loss)	(61.7)	186.1	198.0	204.4	240.9
Interest expense, net	161.0	165.5	183.2	203.2	163.1
Other (income)/expense, net	(7.3)	26.0	(3.8)	25.1	10.4
Earnings/(loss) from continuing operations before income taxes	(215.4)	(5.4)	18.6	(23.9)	67.4
Income tax expense/(benefit) (2)	1.4	23.7	0.5	27.0	49.5
Earnings/(loss) from continuing operations	(216.8)	(29.1)	18.1	(50.9)	17.9
Earnings/(loss) from discontinued operations, net of tax	(49.7)	(21.0)	(41.3)	1.2	(2.7)
Net earnings/(loss)	(266.5)	(50.1)	(23.2)	(49.7)	15.2
Less: Net earnings/(loss) attributable to noncontrolling interest, net of tax	2.6	3.9	1.2	(0.1)	(1.0)
Net earnings/(loss) attributable to Catalent	$(269.1)	$(54.0)	$(24.4)	$(49.6)	$16.2

Basic earnings per share attributable to Catalent common shareholders:
Earnings/(loss) from continuing operations	$(2.95)	$(0.44)	$0.23	$(0.68)	$0.25
Net earnings/(loss)	(3.62)	(0.72)	(0.33)	(0.66)	0.22
Diluted earnings per share attributable to Catalent common shareholders:
Earnings/(loss) from continuing operations	$(2.95)	$(0.44)	$0.22	$(0.68)	$0.25
Net earnings/(loss)	(3.62)	(0.72)	(0.32)	(0.66)	0.21

*	In March 2011, a U.K. based packaging facility was damaged by fire. The 2011 amounts reported are net of insurance recovery.

	Year Ended June 30,
(Dollars in millions)	2010	2011	2012	2013	2014
Balance Sheet Data (at period end):
Cash and cash equivalents	$164.0	$205.1	$139.0	$106.4	$74.4
Goodwill	848.9	906.0	1,029.9	1,023.4	1,097.1
Total assets (1)	2,607.8	2,729.1	3,032.1	2,949.5	3,090.2
Long term debt, including current portion and other short term borrowing	2,268.9	2,346.6	2,683.5	2,691.6	2,710.6
Total liabilities (1)	2,871.3	2,939.0	3,382.8	3,359.8	3,457.5
Total shareholders' equity/(deficit) (1)	$(263.5)	$(209.9)	$(350.7)	$(410.3)	$(371.8)

	Year Ended June 30,
(Dollars in millions)	2010	2011	2012	2013	2014
Other Financial Data:
Capital expenditures	$70.5	$87.3	$104.2	$122.5	$122.4
Ratio of Earnings to Fixed Charges (2)	—	—	1.1x	—	1.4x
Net cash provided by/(used in) continuing operations:
Operating activities	231.5	111.6	87.7	139.1	180.2
Investing activities	(70.2)	(83.3)	(538.2)	(122.1)	(175.2)
Financing activities	(56.7)	(26.1)	352.9	(49.3)	(42.1)
Net cash provided by/(used in) discontinued operations:	5.8	21.0	43.9	(1.4)	2.1
Effect of foreign currency on cash	$(10.3)	$17.9	$(12.4)	$1.1	$3.0

(1)
See Note 1 to the Consolidated Financial Statements for discussion of the change to previously issued financial statements. In conjunction with the year-end financial reporting process, the Company identified an error in the application of the intraperiod tax allocation guidance of ASC 740 related to the tax effect of certain activity in Other Comprehensive Income. There was no impact to total shareholders’ deficit, cash taxes paid, total net deferred taxes or cash flows from operations. The restatement resulted in a reduction to the previously reported income tax expense and reduction to Other Comprehensive Income in 2010, 2012 and an increase to the previously reported income tax expense and increase to Other Comprehensive Income in 2013. The restatement impact to periods not presented in the June 30, 2014 year end financial statements was a reduction to the previously reported income tax expense and reduction to Other Comprehensive Income of $20.5 million in 2010.

The Company also identified an error in the presentation of the offsetting of deferred tax assets and liabilities in accordance with ASC 740 related to the net presentation of its current and non-current deferred taxes by jurisdiction on the consolidated balance sheets. Application of the requirement to present net deferred tax balances, as opposed to gross, resulted in a reduction in deferred tax asset and liabilities of $106.9 million, $102.1 million and $119.6 million in 2012, 2011 and 2010, respectively, with no net change to the Company’s deferred tax position.

(2)
The ratio of earnings to fixed charges is calculated by dividing the sum of earnings from continuing operations before income taxes, equity in earnings (loss) from non-consolidated investments and fixed charges, by fixed charges. Fixed charges consist of interest expenses, capitalized interest and imputed interest on our leased obligations. For fiscal year 2010, 2011, and 2013, earnings were insufficient to cover fixed charges by $214.3 million, $4.0 million, and $25.9 million, respectively. For fiscal years 2012 and 2014, the ratio of earnings to fixed charges was 1.1x and 1.4x, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6. Selected Financial Data” and our consolidated financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Item 1A. Risk Factors.”
Overview
We are the leading global provider of advanced delivery technologies and development solutions for drugs, biologics and consumer health products. Our oral, injectable, and respiratory delivery technologies address the full diversity of the pharmaceutical industry including small molecules, large molecule biologics and consumer health products. Through our extensive capabilities and deep expertise in product development, we help our customers take products to market faster, including nearly half of new drug products approved by the FDA in the last decade. Our advanced delivery technology platforms, broad and deep intellectual property, and proven formulation, manufacturing and regulatory expertise enable our customers to develop more products and better treatments. Across both development and delivery, our commitment to reliably supply our customers’ needs is the foundation for the value we provide; annually, we produce more than 70 billion doses for nearly 7,000 customer products. We believe that through our investments in growth-enabling capacity and capabilities, our ongoing focus on operational and quality excellence, the sales of existing customer products, the introduction of new customer products, our patents and innovation activities, and our entry into new markets, we will continue to benefit from attractive and differentiated margins, and realize the growth potential from these areas.
For financial reporting purposes, we present three distinct financial reporting segments based on criteria established by U.S. GAAP: Oral Technologies, Medication Delivery Solutions and Development & Clinical Services. The Oral Technologies segment includes the Softgel Technologies and Modified Release Technologies businesses.
Oral Technologies
Our Oral Technologies segment provides advanced oral delivery technologies, including formulation, development and manufacturing of oral dose forms for prescription and consumer health products across all phases of a molecule’s lifecycle. These oral dose forms include softgel, modified release technologies and immediate release solid oral products. At certain facilities we also provide integrated primary packaging services for the products we manufacture. In fiscal 2014, we generated approximately $857.5 million in revenue from our softgel products and approximately $358.2 million in revenue from our MRT products (including intra-segment revenue of approximately $35.6 million).
Through our Softgel Technologies business, we provide formulation, development and manufacturing services for soft gelatin capsules, or “softgels,” which we first commercialized in the 1930s and have continually enhanced. We are the market leader in overall softgel manufacturing, and hold the leading market position in the prescription arena. Our principal softgel technologies include traditional softgel capsules (in which the shell is made from animal-derived materials) and Vegicaps and OptiShell capsules (in which the shell is made from vegetable-derived materials), which are used in a broad range of customer products, including prescription drugs, over-the-counter medications, and vitamins and supplements. Softgel capsules encapsulate liquid, paste or oil-based active compounds in solution or suspension within an outer shell, filling and sealing the capsule simultaneously. We perform all encapsulation within one of our softgel facilities, with active ingredients provided by customers or sourced directly by us. Softgels have historically been used to solve formulation challenges or technical issues for a specific drug, to help improve the clinical performance of compounds, to provide important market differentiation, particularly for over-the-counter compounds, and to provide safe handling of hormonal, potent and cytotoxic drugs. We also participate in the softgel vitamin, mineral and supplement business in selected regions around the world. With the 2001 introduction of our vegetable-derived softgel shell, Vegicaps capsules, consumer health manufacturers have been able to extend the softgel dose form to a broader range of active ingredients and serve patient/consumer populations that were previously inaccessible due to religious, dietary or cultural preferences. In recent years this platform has been extended to pharmaceutical active ingredients via the OptiShell platform. Our Vegicaps and OptiShell capsules are patent protected in most major global markets. Physician and patient studies we have conducted have demonstrated a preference for softgels versus traditional tablet and hard capsule dose forms in terms of ease of swallowing, real or perceived speed of delivery, ability to remove or eliminate unpleasant odor or taste and, for physicians, perceived improved patient adherence with dosing regimens.

Through our Modified Release Technologies business we provide formulation, development and manufacturing services for fast-dissolve tablets and both proprietary and conventional controlled release products. We launched our orally dissolving tablet business in 1986 with the introduction of Zydis tablets, a unique oral dosage form that is freeze-dried in its package, can be swallowed without water, and typically dissolves in the mouth in less than three seconds. Most often used for indications, drugs and patient groups that can benefit from rapid oral disintegration, the Zydis technology is utilized in a wide range of products and indications, including treatments for a variety of central nervous system-related conditions such as migraines, Parkinson’s Disease, schizophrenia, and pain relief. Zydis tablets continue to be used in new ways by our customers as we extend the application of the technology to new categories, such as for immunotherapies, vaccines and biologics delivery. More recently we have added three new technology platforms to the Modified Release Technologies business portfolio, including the highly flexible OptiDose tab-in-tab technology, already commercially proven in Japan; the OptiMelt hot melt extrusion technology; and the development stage LyoPan oral dissolving tablet technology. We plan to continue to expand the development pipeline of customer products for all of our Modified Release technologies. Representative Oral Technologies business customers include Pfizer, Novartis, Merck, GlaxoSmithKline, Eli Lilly, Johnson & Johnson and Actavis.
We have fourteen Oral Technologies facilities in ten countries, including three in North America, five in Europe, three in South America and three in the Asia-Pacific region. Our Oral Technologies segment represented approximately 64% of total net revenue for fiscal 2014 on a combined basis before inter-segment eliminations.
Medication Delivery Solutions
Our Medication Delivery Solutions segment provides formulation, development and manufacturing services for delivery of drugs and biologics, administered via injection, inhalation and ophthalmic routes, using both traditional and advanced technologies. Our range of injectable manufacturing offerings includes filling drugs or biologics into pre-filled syringes, with flexibility to accommodate other formats within our existing network, focused increasingly on complex pharmaceuticals and biologics. With our range of technologies we are able to meet a wide range of specifications, timelines and budgets. The complexity of the manufacturing process, the importance of experience and know-how, regulatory compliance, and high start-up capital requirements create significant barriers to entry and, as a result, limit the number of competitors in the market. For example, blow-fill-seal is an advanced aseptic processing technology which uses a continuous process to form, fill with drug, and seal a plastic container in a sterile environment. Blow-fill-seal units are currently used for a variety of pharmaceuticals in liquid form, such as respiratory, ophthalmic and otic products. We are a leader in the outsourced blow-fill-seal market, and operate one of the largest capacity commercial manufacturing blow-fill-seal facilities in the world. Our sterile blow-fill-seal manufacturing has significant capacity and flexibility of manufacturing configurations. This business provides flexible and scalable solutions for unit-dose delivery of complex formulations such as suspensions and emulsions, products that are temperature, light and/or oxygen-sensitive. We also provide innovative design and engineering container design and manufacturing solutions related to complex container design and manufacturing. Our regulatory expertise can lead to decreased time to commercialization, and our dedicated development production lines support feasibility, stability and clinical runs. We plan to continue to expand our product line in existing and new markets, and in higher margin specialty products with additional respiratory, ophthalmic, injectable and nasal applications. Representative customers include Pfizer, Sanofi-Aventis, Novartis, Roche and Teva.
Our biologics offerings include our formulation development and cell-line manufacturing based on our advanced and patented GPEx technology, which is used to develop stable, high-yielding mammalian cell lines for both innovator and bio-similar biologic compounds. Our GPEx technology can provide rapid cell line development, high biologics production yields, flexibility and versatility. We believe our development stage SMARTag next-generation antibody-drug conjugate technology will provide more precision targeting for delivery of drugs to tumors or other locations, with improved safety versus existing technologies. In fiscal 2013, we launched our recently completed biologics facility in Madison, Wisconsin, with expanded capability and capacity to produce clinical scale biologic supplies; combined with offerings from other businesses of Catalent and external partners, we now provide the broadest range of technologies and services supporting the development and launch of new biologic entities, biosimilars or biobetters to bring a product from gene to market commercialization, faster.
We have four Medication Delivery Solutions manufacturing facilities, including two in North America and two in Europe. Our Medication Delivery Solutions segment represented approximately 13% of total net revenue for fiscal 2014 on a combined basis before inter-segment eliminations.
Development and Clinical Services
Our Development and Clinical Services segment provides manufacturing, packaging, storage and inventory management for drugs and biologics in clinical trials. We offer customers flexible solutions for clinical supplies production, and provide distribution and inventory management support for both simple and complex clinical trials. This includes dose form manufacturing or over-encapsulation where needed; supplying placebos, comparator drug procurement and clinical packages and kits for physicians and patients; inventory management; investigator kit ordering and fulfillment; and return supply reconciliation and reporting. We support trials in all regions of the world through our facilities and distribution network. In fiscal 2012, we substantially expanded this business via our acquisition of the clinical trial supplies (CTS) business of Aptuit in February 2012.
We also offer analytical chemical and cell-based testing and scientific services, stability testing, respiratory products formulation and manufacturing, regulatory consulting, and bioanalytical testing for biologic products. Our respiratory product capabilities include development and manufacturing services for inhaled products for delivery via metered dose inhalers, dry powder inhalers and nasal sprays. We also provide formulation development and clinical and commercial manufacturing for conventional and specialty oral dose forms. We provide global regulatory and clinical support services for our customers’ regulatory and clinical strategies during all stages of development. Demand for our offerings is driven by the need for scientific expertise and depth and breadth of services offered, as well as by the reliable supply thereof, including quality, execution and performance.
We have nine Development and Clinical Service facilities, including three in North America, four in Europe and two in the Asia Pacific region. Our Development and Clinical Services segment represented approximately 23% of total net revenue for fiscal 2014 on a combined basis before inter-segment eliminations.
Critical Accounting Policies and Estimates
The following disclosure is provided to supplement the descriptions of our accounting policies contained in Note 1 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K in regard to significant areas of judgment. Management was required to make certain estimates and assumptions during the preparation of its Consolidated Financial Statements in accordance with generally accepted accounting principles. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates. Because of the size of the financial statement elements to which they relate, some of our accounting policies and estimates have a more significant impact on our consolidated financial statements than others. What follows is a discussion of some of our more significant accounting policies and estimates.
Management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of the board of directors.
Revenues and Expenses
Net Revenue
We sell products and services directly to our pharmaceutical, biotechnology and consumer health customers. The majority of our business is conducted through supply or development agreements. The majority of our revenue is charged on a price-per-unit basis and is recognized either upon shipment or delivery of the product or service. Revenue generated from research and development arrangements are generally priced by project and are recognized either upon completion of the required service or achievement of a specified project phase or milestone.
Our overall net revenue is generally impacted by the following factors:

•	Fluctuations in overall economic activity within the geographic markets in which we operate;

•	Change in the level of competition we face from our competitors;

•	New intellectual property we develop and expiration of our patents;

•	Changes in prices of our products and services, which are generally relatively stable due to our long-term contracts; and

•	Fluctuations in exchange rates between foreign currencies, in which a substantial portion of our revenues and expenses are denominated, and the U.S. dollar.
Operational Expenses
Cost of sales consists of direct costs incurred to manufacture and package products and costs associated with supplying other revenue-generating services. Cost of sales includes labor costs for employees involved in the production process and the cost of raw materials and components used in the process or product. Cost of sales also includes labor costs of employees supporting the production process, such as production management, quality, engineering, and other support services. Other costs in this category include the external research and development costs on behalf of our customers, depreciation of fixed assets, utility costs, freight, operating lease expenses and other general manufacturing expenses.
Selling, general and administration expenses consist of all expenditures incurred in connection with the sales and marketing of our products, as well as administrative expenses to support our businesses. The category includes salaries and related benefit costs of employees supporting sales and marketing, finance, human resources, information technology, research and development costs in pursuit of our own proactive development and costs related to executive management. Other costs in this category include depreciation of fixed assets, amortization of our intangible assets, professional fees, marketing and other expenses to support selling and administrative areas.

Direct expenses incurred by a segment are included in that segment’s results. Shared sales and marketing, information technology services and general administrative costs are allocated to each segment based upon the specific activity being performed for each segment or are charged on the basis of the segment’s respective revenues or other applicable measurement. Certain corporate expenses are not allocated to the segments. We do not allocate the following costs to the segments:

•	Impairment charges and (gain)/loss on sale of assets;

•	Equity compensation;

•	Restructuring expenses and other special items;

•	Sponsor advisory fee;

•	Noncontrolling interest; and

•	Other income/(expense), net.
Our operating expenses are generally impacted by the following factors:

•	The utilization rate of our facilities: as our utilization rate increases, we achieve greater economies of scale as fixed manufacturing costs are spread over a larger number of units produced;

•
Production volumes: as volumes change, the level of resources employed also fluctuate, including raw materials, component costs, employment costs and other related expenses, and our utilization rate may also be affected;

•	The mix of different products or services that we sell;

•	The cost of raw materials, components and general expense;

•	Implementation of cost control measures and our ability to effect cost savings through our Operational Excellence, Lean Manufacturing and Lean Six Sigma program; and

•	Fluctuations in exchange rates between foreign currencies, in which a substantial portion of our revenues and expenses are denominated, and the U.S. dollar.
Allowance for Inventory Obsolescence
We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, additional inventory write-downs may be required resulting in a charge to income in the period such determination was made.
Long-lived and Other Definite Lived Intangible Assets
We allocate the cost of an acquired company to the tangible and identifiable intangible assets and liabilities acquired, with the remaining amount being recorded as goodwill. Certain intangible assets are amortized over their estimated useful life.
We assess the impairment of identifiable intangibles if events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Factors that we consider important which could trigger an impairment review include the following:

•	Significant under-performance relative to historical or projected future operating results;

•	Significant changes in the manner of use of the acquired assets or the strategy of the overall business;

•	Significant negative industry or economic trends; and

•	Recognition of goodwill impairment charges.

If we determine that the carrying value of intangibles and/or long-lived assets may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure any impairment based on fair value, which we derive either by the estimated cash flows expected to result from the use of the asset and its eventual disposition or on assumptions we believe marketplace participants would utilize and comparable marketplace information in similar arm’s length transactions. We then compare weighted values to the asset’s carrying amount. Any impairment loss recognized would represent the excess of the asset’s carrying value over its estimated fair value. Significant estimates and judgments are required when estimating such fair values. If it is determined that these assets are impaired, an impairment charge would be recorded and the amount could be material. See Note 3 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further discussion.
Goodwill
We account for goodwill and intangible assets with indefinite lives in accordance with Accounting Standard Codification (“ASC”) 350 Goodwill, Intangible and Other Assets. Under ASC 350, goodwill and intangible assets with indefinite lives are tested for impairment at least annually utilizing both qualitative and quantitative assessments. Our annual goodwill impairment test was conducted as of April 1, 2014. We assess goodwill for possible impairment by comparing the carrying value of our reporting units to their fair values. We determine the fair value of our reporting units utilizing estimated future discounted cash flows and incorporate assumptions that we believe marketplace participants would utilize. In addition, we use comparative market information and other factors to corroborate the discounted cash flow results. No reporting units were at risk of failing step one in the goodwill impairment test under the provisions of ASC 350 as of April 1, 2014. See Note 2 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further discussion.
Derivative Instruments and Hedging Activities
We use derivative instruments as part of its overall strategy to manage our exposure to market risks primarily associated with fluctuations in interest rates. As a matter of policy, we do not use derivatives for trading or speculative purposes.
As required by ASC 815 Derivatives and Hedging (ASC 815), we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or we elect not to apply hedge accounting under ASC 815.

Income Taxes
In accordance with the provisions of ASC 740 Income Taxes (ASC 740), we account for income taxes using the asset and liability method. The asset and liability method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of our assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in the respective jurisdictions in which we operate. In assessing the ability to realize deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred taxes are not provided on the undistributed earnings of subsidiaries outside of the United States when it is expected that these earnings are permanently reinvested. We have not made any provision for U.S. income taxes on the undistributed earnings of foreign subsidiaries as those earnings are considered permanently reinvested in the operations of those foreign subsidiaries.
ASC 740 clarifies the accounting for uncertainty in income taxes recognized in the financial statements. Elements of this standard also provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. We recognized no material adjustment in the liability for unrecognized income tax benefits. As of June 30, 2014, we had a total of $65.7 million of unrecognized tax benefits, including accrued interest as applicable.

New Accounting Pronouncements
Refer to Note 1 to the Consolidated Financial Statements for a description of recent accounting pronouncements.
Factors Affecting our Performance
Fluctuations in Operating Results
Our financial reporting periods operate on a June 30 fiscal year end. Our revenue and net earnings are generally higher in our third and fourth quarters of each fiscal year. These fluctuations are primarily the result of the timing of our, and our customers’, annual operational maintenance periods at locations in Europe and the United Kingdom, the seasonality associated with pharmaceutical and biotechnology budgetary spending decisions, clinical trial and research and development schedules and, to a lesser extent, the time of the year some of our customers’ products are in higher demand.
Acquisition and Related Integration Efforts
Our growth and profitability are impacted by the acquisitions we are able to complete and the speed at which we integrate those acquisitions into our existing operating platforms. Since January 1, 2012, we have completed five acquisitions, the largest of which was the February 2012 purchase of the Aptuit CTS business. Since that acquisition, we consolidated one operation in December 2012 and recently completed the consolidation of a second operation in December 2013. In addition, in February 2012, we acquired the remaining 49% ownership interest in our German softgel joint venture with Gelita in pursuit of synergies related to market penetration and cost in February 2012. Our more recent joint venture in China commenced in June 2013 and the acquisitions in China and Brazil, completed in the first and second quarter of fiscal 2014 are progressing as planned.
Foreign Exchange Rates
Significant portions of our revenues and costs are affected by changes in foreign exchange rates. Our operating network is global and, as a result, our revenues are influenced by changes in foreign exchange rates. In fiscal 2014, approximately 63% of our revenue was generated from our operations outside the United States. Much of the revenue generated outside the United States and many of the expenses associated with our operations outside the United States are denominated in currencies other than the U.S. dollar, particularly the British pound, the Euro, the Brazilian real, the Argentine peso, the Japanese yen and the Australian dollar. Changes in those currencies relative to the U.S. dollar will impact our revenues and expenses. Exchange rate fluctuations may also affect our compensation and other operating expenses due to foreign currency inflation.
Components of our Revenue, Costs and Expenses
Revenue
We sell products and services directly to our pharmaceutical, biotechnology and consumer health customers. The majority of our business is conducted through supply or development agreements. Contractual provisions, which may include pricing, are sometimes adjusted through arm’s-length negotiations with customers in the course of renewing a contract. Our revenue is charged on a price-per-unit or service basis and is recognized either upon shipment or delivery of the product or service. Revenue generated from research and development arrangements are generally priced by project and are recognized either upon completion of the required service or achievement of a specified project phase or milestone. The broad capabilities we have to serve our customers provides us limited concentration risk with no customer exceeding 10% and no single product generating more than 3% of revenue.
Costs and Expenses
Cost of sales consists of direct costs incurred to manufacture products and costs associated with supplying other revenue-generating services. Cost of sales includes labor costs for employees involved in the production process and the cost of raw materials and components used in the process or product. Cost of sales also includes labor costs of employees supporting the production process, such as production management, quality, engineering, and other support services. Other costs in this category include the external research and development costs, depreciation of fixed assets used in the manufacturing process, utility costs, freight, operating lease expenses and other general manufacturing expenses.

Selling, general and administration expenses consist of all expenditures incurred in connection with the sales and marketing of our products, as well as administrative expenses to support our businesses. The category includes salaries and related benefit costs of employees supporting sales and marketing, finance, human resources, information technology, research and development costs and costs related to executive management. Other costs in this category include depreciation of other fixed assets, amortization of our intangible assets, professional fees, marketing and other expenses to support selling and administrative areas.
Trends Affecting Our Business
Industry
We participate in nearly every sector of the $800 billion annual revenue global pharmaceutical industry, including but not limited to the prescription drug and biologic sectors as well as consumer health, which includes the over-the-counter and vitamins and nutritional supplement sectors. Innovative pharmaceuticals continue to play a critical role in the global market, while generic drug share is increasing in both developed and developing markets. Sustained developed market demand and rapid growth in emerging economies is driving the consumer health product growth rate to more than double that for pharmaceuticals. Payors, both public and private, have sought to limit the economic impact of such demand through greater use of generic drugs, access and spending controls and health technology assessment techniques, favoring products which deliver truly differentiated outcomes.
New Molecule Development and R&D Sourcing
Continued strengthening in early stage development pipelines for drugs and biologics, compounded by increasing clinical trial breadth and complexity, sustain our belief in the attractive growth prospects for development solutions. Large companies are in many cases reconfiguring their R&D resources, increasingly involving the appointment of strategic partners for key outsourced functions. Additionally, an increasing portion of compounds in development are from companies who less frequently have full R&D infrastructure, and thus are more likely to need strategic development solutions partners.
Demographics
Aging population demographics in developed countries, combined with health care reforms in many global markets which are expanding access to treatments to a greater proportion of their populations, will continue to drive increases in demand for both pharmaceutical and consumer health product volumes. Increasing economic affluence in key developing regions will further increase demand for health care treatments, and we are taking active steps to allow us to participate effectively in these key growth regions and product categories.
Finally, we believe the market access and payor pressures our customers face, global supply chain complexity, and the increasing demand for improved of treatments will continue to escalate the need for product differentiation, improved outcomes and treatment cost reduction, all of which can often be addressed using our advanced delivery technologies.
Key Performance Metrics
Use of EBITDA from continuing operations and Adjusted EBITDA
Management measures operating performance based on consolidated earnings from continuing operations before interest expense, expense/(benefit) for income taxes and depreciation and amortization and is adjusted for the income or loss attributable to noncontrolling interest (“EBITDA from continuing operations”). EBITDA from continuing operations is not defined under U.S. GAAP and is not a measure of operating income, operating performance or liquidity presented in accordance with U.S. GAAP and is subject to important limitations.
We believe that the presentation of EBITDA from continuing operations enhances an investor’s understanding of our financial performance. We believe this measure is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business and use this measure for business planning purposes. In addition, given the significant investments that we have made in the past in property, plant and equipment, depreciation and amortization expenses represent a meaningful portion of our cost structure. We believe that EBITDA from continuing operations will provide investors with a useful tool for assessing the comparability between periods of our ability to generate cash from operations sufficient to pay taxes, to service debt and to undertake capital expenditures because it eliminates depreciation and amortization expense. We present EBITDA from continuing operations in order to provide supplemental information that we consider relevant for the readers of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and such information is not meant to replace or supersede U.S. GAAP measures. Our definition of EBITDA from continuing operations may not be the same as similarly titled measures used by other companies.
In addition, we evaluate the performance of our segments based on segment earnings before noncontrolling interest, other (income)/expense, impairments, restructuring costs, interest expense, income tax expense/(benefit), and depreciation and amortization (“Segment EBITDA”).

Under the indentures governing our existing notes, the senior unsecured term loan facility, and the credit agreement governing the senior unsecured term loan facility, our ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments and paying certain dividends is tied to ratios based on Adjusted EBITDA (which is defined as “EBITDA” in the indentures and the credit agreement governing the senior unsecured term loan facility). Adjusted EBITDA is based on the definitions in our indentures and the credit agreement governing the senior unsecured term loan facility, is not defined under U.S. GAAP, and is subject to important limitations. We have included the calculations of Adjusted EBITDA for the periods presented. Adjusted EBITDA is the covenant compliance measure used in certain covenants under the indentures governing the notes and the credit agreement governing the senior unsecured term loan facility, particularly those governing debt incurrence and restricted payments. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.
The most directly comparable GAAP measure to EBITDA from continuing operations and Adjusted EBITDA is earnings/(loss) from continuing operations. For a reconciliation of Adjusted EBITDA to net income, see “Summary-Summary Financial Data.”
Use of Constant Currency
As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a constant currency basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a constant currency basis as one measure to evaluate our performance. We calculate constant currency by calculating current-year results using prior-year foreign currency exchange rates. We generally refer to such amounts calculated on a constant currency basis as excluding the impact of foreign exchange. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. GAAP. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.
Fiscal Year Ended June 30, 2014 compared to the Fiscal Year Ended June 30, 2013
Results for the fiscal year ended June 30, 2014 compared to the fiscal year ended June 30, 2013 were as follows:

	Fiscal Year Ended June 30,		FX impact (unfavorable) / favorable	Constant Currency Increase/(Decrease)
(Dollars in millions)	2014	2013		Change $	Change %
Net revenue	$1,827.7	$1,800.3	$(1.6)	$29.0	2%
Cost of products sold	1,229.1	1,231.7	0.2	(2.8)	*
Gross margin	598.6	568.6	(1.8)	31.8	6%
Selling, general and administrative expenses	334.8	340.6	(0.2)	(5.6)	(2)%
Impairment charges and (gain)/loss on sale of assets	3.2	5.2	0.1	(2.1)	(40)%
Restructuring and other	19.7	18.4	0.1	1.2	7%
Operating earnings/(loss)	240.9	204.4	(1.8)	38.3	19%
Interest expense, net	163.1	203.2	1.4	(41.5)	(20)%
Other (income)/expense, net	10.4	25.1	(2.6)	(12.1)	(48)%
Earnings/(loss) from continuing operations before income taxes	67.4	(23.9)	(0.6)	91.9	*
Income tax expense/(benefit)	49.5	27.0	(1.3)	23.8	88%
Earnings/(loss) from continuing operations	17.9	(50.9)	0.7	68.1	*
Net earnings/(loss) from discontinued operations, net of tax	(2.7)	1.2	—	(3.9)	*
Net earnings/(loss)	15.2	(49.7)	0.7	64.2	*
Less: Net earnings/(loss) attributable to noncontrolling interest, net of tax	(1.0)	(0.1)	—	(0.9)	*
Net earnings/(loss) attributable to Catalent	$16.2	$(49.6)	$0.7	$65.1	*
 *    Percentage not meaningful

Net Revenue
Net revenue increased by $29.0 million, or 2%, as compared to the twelve months ended June 30, 2013 excluding the impact of foreign exchange. The increase in net revenue was primarily due to increased demand for our softgel offering within our Oral Technologies segment and increased demand in our Medication Delivery Solutions segment, partially offset by decreased sales within our modified release technologies business included in Oral Technologies attributable to the prior year period including approximately $39 million of packaging services related revenue. In June 2013, we wound down our U.K. packaging services operation and no material revenue is included in the current year period.
Gross Margin
Gross margin increased by $31.8 million, or 6%, as compared to the twelve months ended June 30, 2013 on a constant currency basis. The increase in gross margin was primarily due to a favorable shift in revenue mix within our Medication Delivery Solutions segment and modified release technologies business within our Oral Technologies segment as well as increased demand for our softgel offering within our Oral Technologies segment.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased by $5.6 million, as compared to the twelve months ended June 30, 2013 excluding the impact of foreign exchange, primarily due to decreased integration costs related to the acquisition of the Aptuit CTS business and decreased amortization and depreciation expense, partially offset by employee compensation costs driven by inflationary increases.
Restructuring and Other
Restructuring and other charges of $19.7 million for the twelve months ended June 30, 2014 increased by $1.3 million, or 7%, compared to the twelve months ended June 30, 2013. The prior period charges primarily related to headcount reduction within our Oral Technology segment during the twelve months ended June 30, 2013. The twelve months ended June 30, 2014 included restructuring initiatives across several of our operations which were enacted to improve cost efficiency, including the consolidation of our Allendale clinical services operation into our Philadelphia location and employee related severance expenses.
Interest Expense, net
Interest expense, net of $163.1 million for the twelve months ended June 30, 2014 decreased by $40.1 million, or 20%, compared to twelve months ended June 30, 2013, primarily driven by the absence of interest rate swaps in the current period coupled with a lower average interest rate as a result of our debt refinancing activity which occurred during the third quarter of fiscal 2013.
Other (Income)/Expense, net
Other expense, net of $10.4 million for the twelve months ended June 30, 2014 decreased from $25.1 million in the twelve months ended June 30, 2013. Other expense, net for the twelve months ended June 30, 2013 was primarily driven by expenses related to the October 2012 redemption of our Senior Toggle Notes, which included expenses related to call premiums paid and the write off of unamortized deferred financing fees. Other expense, net of $10.4 million for the twelve months ended June 30, 2014 was primarily driven by expenses of approximately $11 million related to the May 2014 refinancing of our Senior Secured Credit Facility and the write off of unamortized deferred financing fees. Also included were non-cash unrealized gains related to foreign currency translation, partially offset by realized losses related to foreign currency translation.
Provision/(Benefit) for Income Taxes
Our provision for income taxes for the twelve months ended June 30, 2014 was $49.5 million relative to earnings before income taxes of $67.4 million. Our provision for income taxes for the twelve months ended June 30, 2013 was $27.0 million relative to losses before income taxes of $23.9 million. The income tax provision for the current period is not comparable to the same period of the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Our effective tax rate at June 30, 2014 reflects an increase in a tax reserve related to the potential disallowance of certain tax benefits in the United Kingdom, partially offset by a deferred tax benefit resulting from a reduction in the United Kingdom statutory tax rate during the first quarter of fiscal 2014 and benefits derived from operations outside the United States, which are generally taxed at lower rates than the U.S. statutory rate of 35%.

Segment Review
The Company’s results on a segment basis for the fiscal year ended June 30, 2014 compared to the fiscal year ended June 30, 2013 were as follows:

	Fiscal Year Ended June 30,		FX impact (unfavorable) / favorable	Constant Currency Increase/(Decrease)
(Dollars in millions)	2014	2013		Change $	Change %
Oral Technologies
Net revenue	$1,180.1	$1,186.3	$(13.5)	$7.3	1%
Segment EBITDA	324.3	315.7	(4.0)	12.6	4%
Medication Delivery Solutions
Net revenue	246.1	219.3	5.6	21.2	10%
Segment EBITDA	48.7	31.5	1.0	16.2	51%
Development and Clinical Services
Net revenue	412.2	404.8	6.4	1.0	*
Segment EBITDA	83.5	75.0	2.0	6.5	9%
Inter-segment revenue elimination	(10.7)	(10.1)	(0.1)	(0.5)	5%
Unallocated Costs (1)	(82.1)	(90.6)	2.5	6.0	(7)%
Combined Total
Net revenue	$1,827.7	$1,800.3	$(1.6)	$29.0	2%

EBITDA from continuing operations	$374.4	$331.6	$1.5	$41.3	12%
 *    Percentage not meaningful

(1)
Unallocated costs includes equity-based compensation, certain acquisition related costs, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Fiscal Year Ended June 30,
(Dollars in millions)	2014	2013
Impairment charges and gain/(loss) on sale of assets	$(3.2)	$(5.2)
Equity compensation	(4.5)	(2.8)
Restructuring and other special items (2)	(29.4)	(29.0)
Sponsor advisory fee	(12.9)	(12.4)
Noncontrolling interest	1.0	0.1
Other income/(expense), net (3)	(10.4)	(25.1)
Non-allocated corporate costs, net	(22.7)	(16.2)
Total unallocated costs	$(82.1)	$(90.6)

(2)	Segment results do not include restructuring and certain acquisition related costs

(3)	Primarily relates to realized and unrealized gains/(losses) related to foreign currency translation and expenses related to financing transactions during the period.
Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations:

	Fiscal Year Ended June 30,
(Dollars in millions)	2014	2013
Earnings/(loss) from continuing operations	$17.9	$(50.9)
Depreciation and amortization	142.9	152.2
Interest expense, net	163.1	203.2
Income tax (benefit)/expense	49.5	27.0
Noncontrolling interest	1.0	0.1
EBITDA from continuing operations	$374.4	$331.6
Oral Technologies segment

	2014 vs. 2013
Factors Contributing to Year-Over-Year Change	Fiscal Year Ended June 30,
	Net Revenue	Segment EBITDA
Organic Growth / Segment EBITDA	1%	3%
Impact of acquisitions	2%	1%
Impact of divestitures / business restructuring	(2)%	—%
Constant currency change	1%	4%
Foreign exchange fluctuation	(2)%	(1)%
Total % Change	(1)%	3%
Oral Technologies’ net revenue increased $7.3 million, or 1% excluding the impact of foreign exchange. The increase is primarily due to favorable demand for our softgel offering of approximately $29 million, or 2%, as compared to the fiscal year ended June 30, 2013, partially offset by decreased sales of approximately $21 million, or 2% within our modified release technologies business which was attributable to the prior year period including approximately $39 million of packaging services related revenue. In June 2013 we wound down our U.K. packaging services operation and no material revenue is included in the current year period.
Oral Technologies' segment EBITDA increased by $12.6 million, or 4%, as compared to the twelve months ended June 30, 2013 excluding the impact of foreign exchange. The increase was primarily driven by favorable product mix in both our softgel offering and modified release technologies platform within our Oral Technologies segment.
Medication Delivery Solutions segment

	2014 vs. 2013
Factors Contributing to Year-Over-Year Change	Fiscal Year Ended June 30,
	Net Revenue	Segment EBITDA
Organic Growth / Segment EBITDA	10%	51%
Impact of acquisitions	—%	—%
Impact of divestitures / business restructuring	—%	—%
Constant currency change	10%	51%
Foreign exchange fluctuation	2%	4%
Total % Change	12%	55%
Net revenue in our Medication Delivery Solutions segment increased by $21.2 million, or 10%, as compared to the twelve months ended June 30, 2013, excluding the impact of foreign exchange, primarily due to increased demand for injectable products at our European pre-filled syringe operations of approximately $15 million, or 7% as well as increased demand for products utilizing our blow-fill-seal technology platform of approximately $7 million, or 3%.

Medication Delivery Solutions' segment EBITDA increased by $16.2 million, or 51%, as compared to the twelve months ended June 30, 2013 excluding the impact of foreign exchange. The increase was primarily attributable to the increased demand for injectable and blow-fill-seal products as noted above.
Development and Clinical Services segment

	2014 vs. 2013
Factors Contributing to Year-Over-Year Change	Fiscal Year Ended June 30,
	Net Revenue	Segment EBITDA
Organic Growth / Segment EBITDA	—%	9%
Impact of acquisitions	—%	—%
Impact of divestitures / business restructuring	—%	—%
Constant currency change	—%	9%
Foreign exchange fluctuation	2%	2%
Total % Change	2%	11%
Development and Clinical Services' net revenue was level as compared to the twelve months ended June 30, 2013, excluding the impact of foreign exchange. Increased demand from our analytical service operations of approximately $18 million, or 5%, was offset by lower revenue for manufacturing and packaging services of approximately $18 million, or 5%. As we consolidated two of our clinical services operations in pursuit of acquisition synergies, we experienced revenue declines due to the hesitancy of customers to renew or place new business while we transitioned customer clinical studies. We believe such fluctuations to be temporary in nature.
Development and Clinical Services' segment EBITDA increased by $6.5 million, or 9%, excluding the impact of foreign exchange, as compared to the twelve months ended June 30, 2013, primarily due to increased demand for analytical services and favorable revenue mix across the segment, partially offset by decreased demand for manufacturing and packaging services.

Fiscal Year Ended June 30, 2013 compared to Fiscal Year Ended June 30, 2012
Results for the fiscal year ended June 30, 2013 compared to the fiscal year ended June 30, 2012 are as follows:

	Fiscal Year Ended June 30,		Increase/(Decrease)
(Dollars in millions)	2013	2012	Change $	Change %
Net revenue	$1,800.3	$1,694.8	$105.5	6%
Cost of products sold	1,231.7	1,136.2	95.5	8%
Gross margin	568.6	558.6	10.0	2%
Selling, general and administrative expenses	340.6	348.1	(7.5)	(2)%
Impairment charges and (gain)/loss on sale of assets	5.2	1.8	3.4	*
Restructuring and other	18.4	19.5	(1.1)	(6)%
Property and casualty (gain)/loss, net	—	(8.8)	8.8	*
Operating earnings/(loss)	204.4	198.0	6.4	3%
Interest expense, net	203.2	183.2	20.0	11%
Other (income)/expense, net	25.1	(3.8)	28.9	*
Earnings/(loss) from continuing operations before income taxes	(23.9)	18.6	(42.5)	*
Income tax expense/(benefit)	27.0	0.5	26.5	*
Earnings/(loss) from continuing operations	(50.9)	18.1	(69.0)	*
Net earnings /(loss) from discontinued operations, net of tax	1.2	(41.3)	42.5	*
Net earnings/(loss)	(49.7)	(23.2)	(26.5)	*
Less: Net earnings/(loss) attributable to noncontrolling interest, net of tax	(0.1)	1.2	(1.3)	*
Net earnings/(loss) attributable to Catalent	$(49.6)	$(24.4)	$(25.2)	*
* Percentage not meaningful
Net Revenue
Net revenue increased $105.5 million, or 6%, in fiscal 2013 compared to fiscal 2012. Excluding the unfavorable impact from foreign exchange fluctuation of $35.5 million, or 2%, net revenue increased by $141.0 million, or 8%, as compared to fiscal 2012. The increase was primarily due to the inclusion of a full year of revenue from the acquired Aptuit CTS business within our Development and Clinical Services segment, partially offset by volume declines within our Zydis technology platform and the impact of reduced revenues from certain customers within our softgel business in our Oral Technologies segment as a result of switching to lower priced, but longer term, arrangements.
Gross Margin
Gross margin increased $10.0 million, or 2%, in fiscal 2013 compared to fiscal 2012. Excluding the unfavorable impact from foreign exchange fluctuation of $10.6 million, or 2%, gross margin increased by $20.6 million, or approximately 4%, as compared to fiscal 2012. This increase in gross margin was due to the revenue generated by the acquired Aptuit CTS business within Development and Clinical Services and research and development profit participation revenue recorded within the Oral Technologies segment. These gross margin increases were partially offset by unfavorable product mix and volume declines in the Zydis technology platform in our Oral Technologies segment and within the Medication Delivery Solutions segments.

Selling, General and Administrative Expense
Selling, general and administrative expense decreased $7.5 million, or 2%, in fiscal 2013 compared to fiscal 2012. Excluding the increase resulting from foreign exchange fluctuation of $3.4 million, or 1%, selling, general and administrative expense decreased by $4.1 million as compared to the same period a year ago. The decrease was primarily due to the absence of $15.0 million of transaction related costs associated with the Aptuit CTS business acquisition which was incurred in fiscal 2012, partially offset by increased depreciation and amortization and integration costs associated with the Aptuit CTS business acquisition.

Restructuring and Other
Restructuring and other charges decreased $1.1 million, or 6%, in fiscal 2013 compared to fiscal 2012. The fiscal 2013 charges related to restructuring initiatives across several of our operations, which were enacted to improve cost efficiency, including both site consolidation and employee related severance charges undertaken to achieve acquisition related synergies. The fiscal 2012 charges primarily related to consolidating and streamlining our manufacturing footprint and employee related charges resulting from organizational changes and workforce reductions to adjust the capacity of our workforce within our business units.
Interest Expense, net
Interest expense, net of $203.2 million increased by $20.0 million, or 11%, in fiscal 2013 compared to fiscal 2012. The increase was primarily the result of the full twelve month fiscal 2013 effect of the incremental term loan borrowing of $400.0 million used to finance the Aptuit CTS business acquisition, which closed during the third quarter of fiscal 2012, during which four months of interest expense was recognized. In addition, we recorded capital leases in the third quarter of fiscal 2012, for which a full year of interest expense has been incurred in fiscal 2013 compared to only four months in fiscal 2012.
Other (Income)/Expense, net
Other expense of $25.1 million increased by $28.9 million in fiscal 2013 compared to fiscal 2012. The increased expense was primarily driven by both cash and non-cash charges associated with financing related fees occurring during fiscal 2013 and by increased non-cash unrealized losses related to foreign currency translation on inter-company loans as compared to fiscal 2012.
Provision/(Benefit) for Income Taxes
Our provision for income taxes was $27.0 million in fiscal 2013 relative to our loss from continuing operations before income taxes of $23.9 million resulting in an income tax provision rate in excess of 100% due to the mix of profits and losses in various jurisdictions. Our provision for income taxes for the fiscal year ended June 30, 2012 was $0.5 million relative to earnings from continuing operations before income taxes of $18.6 million resulting in an income tax provision rate of 2.7%. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Key drivers in permanent differences year over year include the reversal of inter-company dividend income which is not included for tax purposes, disallowed interest expense as well as a non-deductible asset impairment.

Segment Review
The Company's results on a segment basis for the fiscal year ended June 30, 2013 compared to the fiscal year ended June 30, 2012 are as follows:

	Fiscal Year Ended June 30,		Increase/(Decrease)
(Dollars in millions)	2013	2012	Change $	Change %
Oral Technologies
Net revenue	$1,186.3	$1,220.2	$(33.9)	(3)%
Segment EBITDA	315.7	334.6	(18.9)	(6)%
Medication Delivery Solutions
Net revenue	219.3	223.9	(4.6)	(2)%
Segment EBITDA	31.5	27.5	4.0	15%
Development and Clinical Services
Net revenue	404.8	268.3	136.5	51%
Segment EBITDA	75.0	53.0	22.0	42%
Inter-segment revenue elimination	(10.1)	(17.6)	7.5	43%
Unallocated Costs(1)	(90.6)	(84.8)	(5.8)	7%
Combined Total
Net revenue	$1,800.3	$1,694.8	$105.5	6%

EBITDA from continuing operations	$331.6	$330.3	$1.3	*

(1)	Unallocated costs includes equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Fiscal Year Ended June 30,
(Dollars in millions)	2013	2012
Impairment charges and gain/(loss) on sale of assets	$(5.2)	$(1.8)
Equity compensation	(2.8)	(3.7)
Restructuring and other special items (2)	(29.0)	(45.8)
Property and casualty losses	—	8.8
Sponsor advisory fee	(12.4)	(11.8)
Noncontrolling interest	0.1	(1.2)
Other income/(expense), net (3)	(25.1)	3.8
Non-allocated corporate costs, net	(16.2)	(33.1)
Total unallocated costs	$(90.6)	$(84.8)

(2)	Segment results do not include restructuring and certain acquisition related costs

(3)	Primarily relates to realized and non-cash unrealized gains/(losses) related to foreign currency translation and expenses related to financing transactions during the period.
Provided below is a reconciliation of earnings/ (loss) from continuing operations to EBITDA:

	Fiscal Year Ended June 30,
(Dollars in millions)	2013	2012
Earnings/(loss) from continuing operations	$(50.9)	$18.1
Depreciation and amortization	152.2	129.7
Interest expense, net	203.2	183.2
Income tax (benefit)/expense	27.0	0.5
Noncontrolling interest	0.1	(1.2)
EBITDA from continuing operations	$331.6	$330.3
Oral Technologies segment
Net revenue decreased by $33.9 million, or 3%, in fiscal 2013 as compared to the prior year. Excluding the unfavorable impact from foreign exchange fluctuation of $31.9 million, or 3%, Oral Technologies’ net revenue was relatively flat as compared to the same period a year ago. Excluding the impact of foreign exchange, revenue from our softgel offerings increased $21.3 million as research and development product participation revenue offset reduced revenues from certain customers as a result of switching to lower priced, but longer term, arrangements. These revenue increases were partially offset by lower revenue from our modified release technology offerings of approximately $20.4 million primarily attributable to decreased demand for certain customer products utilizing our Zydis technology platform.
Oral Technologies’ Segment EBITDA decreased by $18.9 million, or 6%, in fiscal 2013 as compared to fiscal 2012. Excluding the unfavorable impact from foreign exchange fluctuation of $9.3 million, or 3%, Oral Technologies’ Segment EBITDA decreased by $9.6 million, or 3%, as compared to the same period a year ago primarily related to decreased product demand within our Zydis technology platform as noted above and unfavorable product mix within the segment, partially offset by the research and development product participation income recorded in the first half of fiscal 2013.
Medication Delivery Solutions segment
Net revenue decreased by $4.6 million, or 2%, in fiscal 2013 as compared to fiscal 2012. Excluding the unfavorable impact from foreign exchange fluctuation of $2.6 million, or 1%, Medication Delivery Solutions’ net revenue was relatively flat as compared to the same period a year ago primarily due to reduced demand for sterile injectable products in our European pre-filled syringe business of approximately $10.6 million, partially offset by increased demand for biologics services of approximately $7.8 million.
Medication Delivery Solutions’ Segment EBITDA increased by $4.0 million, or 15%, in fiscal 2013 primarily due to cost saving initiatives enacted within the segment and increased demand for biologics services, partially offset by decreased demand for sterile injectable products as noted above. The impact of foreign exchange fluctuations did not materially impact Segment EBITDA.
Development and Clinical Services segment
Net revenues increased by $136.5 million, or 51%, in fiscal 2013 as compared to fiscal 2012 primarily due to the full year inclusion of the acquired the Aptuit CTS business, which closed in the third quarter of fiscal 2012. The acquired Aptuit CTS business accounted for approximately $122 million of the year over year increase, with revenues of approximately $189 million for the period compared to $67.9 million in fiscal 2012. Foreign exchange fluctuations did not materially impact segment net revenues.

EBITDA increased by $22.0 million, or 42%, in fiscal 2013 as compared to fiscal 2012. Excluding the unfavorable impact from foreign exchange fluctuation of $0.8 million, or 2%, the Development and Clinical Services’ Segment EBITDA increased by $22.8 million, or 43%, as compared to the same period a year ago primarily due to the acquisition of the Aptuit CTS business and synergy realization across the segment, partially offset by a mix shift to lower margin services.
Liquidity and Capital Resources
Overview
The Company’s principal source of liquidity has been cash flow generated from operations. The principal uses of cash are to fund planned operating and capital expenditures, interest payments on debt and any mandatory or discretionary principal payments on debt issuances. As of June 30, 2014, the Company’s financing needs were supported by a five year $200 million revolving credit facility which matures in May 2019 and replaced the existing $200.3 million revolving facility which matured in April 2016 and is reduced by $17.3 million in letters of credit. The revolving credit facility includes borrowing capacity available for letters of credit and for short term borrowings, referred to as swing line borrowings. As of June 30, 2014, we had no outstanding borrowings under the Company’s revolving credit facility.

On May 20, 2014, the Company entered into the Amended and Restated Credit Agreement (the "Credit Agreement") to provide senior secured financing consisting of a seven year $1,400 million dollar term loan (the “Dollar Term Loan”), a seven-year €250 million euro term loan (the “Euro Term Loan”) and a five year $200 million revolving credit facility (the "Revolving Credit Facility"), the proceeds of which were used to prepay in full all outstanding Refinancing Dollar Term-1 Loans, Refinancing Dollar Term-2 Loans and Extended Euro Term Loans. Cash paid associated with this financing activity approximated $23.9 million and $7.2 million of unamortized deferred finance costs and debt discounts were expensed.

On February 28, 2013, the Company entered into Amendment No. 5 to the Credit Agreement in order to borrow an aggregate principal amount of approximately $659.5 million of Refinancing Dollar Term-2 Loans and approximately $799.3 million of Refinancing Dollar Term-1 Loans (the “Refinancing Dollar Term-1 Loans”). The proceeds from the Refinancing Dollar Term-2 Loans were used to prepay in full all outstanding Non-Extended Euro Term Loans and Dollar Term-2 Loans under the Credit Agreement; the proceeds of the Refinancing Dollar Term-1 Loans were used to prepay in full all outstanding Extended Dollar Term-1 Loans under the Credit Agreement.

On April 29, 2013, the Company entered into a senior unsecured term loan facility, in order to borrow an aggregate principal amount of $275.0 million of unsecured term loans (the "Unsecured Loans") due December 31, 2017. The proceeds from the Unsecured Loans were used to redeem all $269.1 million remaining principal outstanding of the Company's Senior Toggle Notes at par plus accrued and unpaid interest as of May 29, 2013, the date of redemption.
We continue to believe that the Company’s cash from operations and available borrowings under the revolving credit facility will be adequate to meet the Company’s future liquidity needs for at least the next twelve months. On August 5, 2014 the Company completed an initial public offering of 42.5 million shares of its common stock for an initial price of $20.50 per share for total proceeds, before underwriting discounts and commissions and other offering expenses, of approximately $871.3 million. The proceeds raised were used to redeem the outstanding Senior Subordinated Notes, redeem the outstanding Senior Notes, and pay a termination fee of $29.8 million to affiliates of Blackstone and certain other existing owners the remaining proceeds were used to repay portions of amounts outstanding under our unsecured term loan facility.

Cash Flows
Fiscal Year Ended June 30, 2014 Compared to the Fiscal Year Ended June 30, 2013
The following table summarizes the Company’s Consolidated Statement of Cash Flows from continuing operations for the fiscal year ended June 30, 2014 compared with the fiscal year ended June 30, 2013:

	Fiscal Year Ended June 30,
(in millions)	2014	2013	$ Change
Net cash provided by/(used in):
Operating activities from continuing operations	$180.2	$139.1	$41.1
Investing activities from continuing operations	$(175.2)	$(122.1)	$(53.1)
Financing activities from continuing operations	$(42.1)	$(49.3)	$7.2
Operating activities
For the fiscal year ended June 30, 2014, cash provided by operating activities from continuing operations was $180.2 million compared to $139.1 million for the comparable prior year period. Cash provided by operating activities from continuing operations increased compared to the same period last year by $41.1 million primarily due to due to increased revenues and lower interest expense, driven by the absence of interest rate swaps in the current period and an overall lower weighted interest rate as a result of our debt refinancing activity that has occurred since December 31, 2012.
Investing activities
For the fiscal year ended June 30, 2014, cash used in investing activities from continuing operations was $175.2 million, which primarily related to acquisitions of property, plant and equipment of $122.4 million. During the fiscal year ended June 30, 2014 we also expended $53.7 million for acquisition activities, including the purchase of a 100% interest in a softgel manufacturing business in Brazil and a 67% controlling interesting in a softgel manufacturing facility located in Haining, China. There were no acquisitions in the comparable prior year period. Cash used in investing activities from continuing operations for the comparable prior year period was $122.1 million, which was primarily related to the acquisition of property, plant and equipment of $122.5 million.
Financing activities
For the fiscal year ended June 30, 2014, cash used in financing activities was $42.1 million compared to cash used in financing activities of $49.3 million in the same period a year ago. The $42.1 million used in financing activities attributable to the fiscal year ended June 30, 2014 was comprised of $1,741.3 million in principal payments offset by net borrowings of $1,723.7 million primarily related to refinancing our Secured Credit Agreement during the fourth quarter of fiscal 2014. In addition, a net decrease of $17.5 million in short-term borrowings was due primarily to the full repayment of certain indebtedness acquired in connection with two business combinations executed during the period and the repayment of the short-term borrowings outside of the United States. In the comparable period ended June 30, 2013 cash flows used in financing activities consisted largely of fees paid related to financing activity during the period, normal term loan principal payments and payment of other long term obligations as well as cash inflows and outflows associated with debt refinancing activities during the year.

Fiscal Year Ended June 30, 2013 Compared to the Fiscal Year Ended June 30, 2012
The following table summarizes the Company’s Consolidated Statement of Cash Flows from continuing operations for the fiscal year ended June 30, 2013 compared with the fiscal year ended June 30, 2012:

	Fiscal Year Ended June 30,
(in millions)	2013	2012	$ Change
Net cash provided by/(used in):
Operating activities from continuing operations	$139.1	$87.7	$51.4
Investing activities from continuing operations	$(122.1)	$(538.2)	$416.1
Financing activities from continuing operations	$(49.3)	$352.9	$(402.2)
Operating activities
For the fiscal year ended June 30, 2013, cash provided by operating activities was $139.1 million compared to $87.7 million for the comparable prior year period. Cash provided by operating activities increased compared to the same period last year by $51.4 million primarily due to due to favorable working capital changes, the absence of insurance proceeds related to capital purchases subsequent to the fire in Corby, U.K. in the current year and increased call premium cash payments and financing cash fees partially offset by higher cash interest payments on borrowings.
Investing activities
For the fiscal year ended June 30, 2013, cash used in investing activities was $122.1 million, which primarily related to acquisitions of property, plant and equipment of $122.5 million. Cash used in investing activities from continuing operations for the comparable prior year period was $538.2 million, including $457.5 million of cash paid to acquire Aptuit's Clinical Trial Supplies Business and the remaining 49% of the Company's Eberbach, Germany operation in February 2012. Acquisitions of property, plant and equipment totaled $104.2 million in the fiscal year ended June 30, 2012. The prior year period also included the $21.3 million of cash received from our insurance provider related to property damage claims resulting from the March 2011 plant fire at the Corby, U.K. facility. Excluding this insurance recovery and the acquisition related investments, cash used in investing activities for property, plant and equipment was approximately $82.9 million in the comparable prior year period.
Financing activities
For the fiscal year ended June 30, 2013, cash used in financing activities was $49.3 million compared to cash provided by financing activities of $352.9 million in the same period a year ago. The significant year-over-year fluctuation was primarily driven by borrowings, net of financing fees, related to the Aptuit CTS acquisition in the prior year period of $393.3 million. In the current fiscal year, cash flows used in financing activities consisted largely of fees paid related to financing activity during the period, normal term loan principal payments and payment of other long term obligations as well as cash inflows and outflows associated with debt refinancing activities during the year.

Debt and Financing Arrangements
The Company has historically used interest rate swaps to manage the economic effect of variable rate interest obligations associated with our floating rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. As of June 30, 2014, we did not have any interest rate swap agreements in place that would either have the economic effect of modifying the variable interest obligations associated with our floating rate term loans or would be considered effective cash flow hedges for financial reporting purposes. Our two U.S. dollar-denominated and one euro-denominated interest rate swap agreements, which were designated as effective cash flow hedges for financial reporting purposes, matured on April 10, 2013. The Company's Japanese yen interest rate swap, effective as an economic hedge but not designated as effective for financial reporting purposes, matured on May 15, 2013.
As of June 30, 2014, the Company was in compliance with all restrictive covenants related to its long-term obligations.

Senior Secured Credit Facilities
On April 10, 2007, in connection with the Acquisition, we entered into a $1.8 billion senior secured credit facility (the “Credit Agreement”) consisting of: (i) an approximately $1.4 billion term loan facility consisting of Dollar Term-1 Loans (the “Dollar Term-1 Loans”) and Euro Term Loans (the “Euro Term Loans”) and (ii) a $350 million revolving credit facility. There have been six amendments to the Credit Agreement since inception.
The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings. Borrowings under the term loan facility and the revolving credit facility bear interest, at our option, at a rate equal to an applicable margin over either (a) a base rate determined by reference to the higher of (1) the rate of interest per annum published by The Wall Street Journal from time to time, as the “prime lending rate” and (2) the federal funds rate plus one half of 1% or (b) a LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. The weighted-average interest rates during fiscal 2014 were approximately 4.29% and 4.48% for the Euro-denominated and U.S. dollar denominated term loans, respectively and approximately 4.0% for the revolving credit facility.
In addition to paying interest on outstanding principal under our senior secured credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility with respect to the unutilized commitments there under. The initial commitment fee is 0.5% per annum. The commitment fee may be reduced subject to our attaining certain leverage ratios. We are also required to pay customary letter of credit fees.
The senior secured credit facilities are subject to amortization and prepayment requirements and contain certain covenants, events of default and other customary provisions.
On February 28, 2013, the Company entered into Amendment No. 5 to the Credit Agreement in order to borrow an aggregate principal amount of approximately $659.5 million of Refinancing Dollar Term-2 Loans and approximately $799.3 million of Refinancing Dollar Term-1 Loans. The proceeds from the Refinancing Dollar Term-2 Loans were used to prepay in full all outstanding Non-Extended Euro Term Loans and Dollar Term-2 Loans under the Credit Agreement; the proceeds of the Refinancing Dollar Term-1 Loans were used to prepay in full all outstanding Extended Dollar Term-1 Loans under the Credit Agreement. The Refinancing Dollar Term-2 and Refinancing Dollar Term-1 Loans have identical terms with, and the same rights and obligations under the Credit Agreement as, the previously outstanding Dollar Term-2 Loans and Extended Dollar Term-1 Loans, respectively. The amendment set the applicable margin for the Refinancing Dollar Term-2 Loans at the Company’s option, at a percentage per annum equal to (i) in the case of eurocurrency rate loans, 3.25%, subject to a floor of 1.00%, or (ii) in the case of base rate loans, 2.25%, subject to a floor of 2.00%. The amendment set the applicable margin for the Refinancing Dollar Term-1 Loans, at the Company’s option, at a percent per annum equal to (i) in the case of eurocurrency rate loans, 3.50% or (ii) in the case of base rate loans, 2.50%.

On May 20, 2014, the Company entered into Amended and Restated Credit Agreement to provide senior secured financing consisting of a seven year $1,400.0 million dollar term loan (the “Dollar Term Loan”), a seven-year €250.0 million euro term loan and a the revolving credit facility, the proceeds of which were used to prepay in full all outstanding Refinancing Dollar Term-1 Loans, Refinancing Dollar Term-2 Loans and Extended Euro Term Loans. The revolving credit facility replaced the existing facility and includes borrowing capacity available for letters of credit and for short-term borrowings, referred to as the swing line borrowings. Borrowings under the term loan facilities and the revolving credit facility bear interest, at the Company’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the higher of (1) the rate of interest published by The Wall Street Journal as its “prime lending rate” and (2) the federal funds rate plus one half of 1% or (b) a LIBOR rate determined by reference to the London Interbank Offered Rate set by ICE Benchmark Administration (or any successor thereto). The applicable margin for the term loans and borrowings under the revolving credit facility may be reduced subject to the Company attaining a certain total net leverage ratio. The applicable margin for borrowings is 3.50% for loans based on a LIBOR rate and 2.50% for loans based on base rate. The LIBOR rate for term loans is subject to a floor of 1.00% and the base rate for term loans is subject to a floor of 2.00%. Cash paid associated with this financing activity approximated $23.9 million. $7.2 million of unamortized deferred finance costs and debt discounts were expensed.
Senior Notes

On September 18, 2012, the Company issued $350.0 million aggregate principal amount of 7.875% Senior Notes due 2018 (the “Senior Notes”). The Senior Notes will mature on October 15, 2018 and interest is payable on the Senior Notes on April 15 and October 15 of each year. The Senior Notes were issued at a price of 100.0% of their principal amount. The Company used a portion of the net proceeds from the offering of the Senior Notes to finance a portion of its tender offer for the Senior Toggle Notes and partial redemption of the Senior Toggle Notes as described above. On July 29, 2014, Catalent Pharma Solutions, Inc., a wholly owned subsidiary of the Company, provided notice of its election to redeem all of the $350.0 million aggregate principal amount currently outstanding of the Senior Notes. The Senior Notes were redeemed on August 28, 2014 at a redemption price of 101.5% of the principal amount thereof plus accrued and unpaid interest. The redemption was funded with proceeds from the initial public offering.
Senior Unsecured Credit Facility
On April 29, 2013, the Company entered into a senior unsecured term loan facility, in order to borrow an aggregate principal amount of $275.0 million of unsecured term loans due December 31, 2017. The proceeds from the Unsecured Loans were used to redeem all $269.1 million of the remaining principal outstanding of the Company's Senior Toggle Notes at par plus accrued and unpaid interest as of May 29, 2013, the date of redemption. The Unsecured Loans bear interest, at the Company’s option, at a rate equal to the Eurocurrency Rate plus 5.25%, subject to a floor of 1.25%, or the “Base Rate” plus 4.25%, subject to a floor of 2.25%. The “Base Rate” is equal to the higher of either the Federal Funds Rate plus 0.5% or the rate of interest per annum published by the Wall Street Journal from time to time, as the “prime lending rate.” The “Eurocurrency Rate” is determined by reference to the British Bankers Association Interest Settlement rate for deposits in dollars for the interest period relevant to such borrowing adjusted for certain additional costs. The Company is not required to repay installments on the Unsecured Loans and is only required to repay the Unsecured Loans on the date of maturity. On August 6, 2014 we have paid $114.5 million of the outstanding borrowings under the unsecured term loans with proceeds from the initial public offering.

Senior Subordinated Notes
On April 10, 2007, in connection with the Acquisition, we issued €225.0 million 9.75% Euro-denominated ($300.3 million dollar equivalent at the exchange rate effective on the issue date) Senior Subordinated Notes due 2017 (the “Senior Subordinated Notes”). The Senior Subordinated Notes are unsecured senior subordinated obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company (including the senior credit facilities). Interest on the Senior Subordinated Notes is payable semi-annually in cash in arrears on each April 15 and October 15, which commences on October 15, 2007. On August 5, 2014, Catalent Pharma Solutions, Inc., a wholly owned subsidiary of the Company, provided notice of its election to redeem all of the €225.0 million aggregate principal amount currently outstanding of the Senior Subordinated Notes. The Senior Subordinated Notes were redeemed on September 4, 2014 at a redemption price of 101.625% of the principal amount thereof plus accrued and unpaid interest. The redemption was funded with proceeds from the initial public offering.
Guarantees and Security
All obligations under the Credit Agreement, the senior unsecured term loan facility, the Senior Notes and the Senior Subordinated Notes (together, the “notes”) are unconditionally guaranteed by each of the Company’s existing U.S. wholly-owned subsidiaries, other than the Company’s Puerto Rico subsidiaries, subject to certain exceptions.
All obligations under the senior secured credit facilities, and the guarantees of those obligations, are secured by substantially all of the following assets of the Company and each guarantor, subject to certain exceptions:

•
a pledge of 100% of the capital stock of the Company and 100% of the equity interests directly held by the Company and each guarantor in any wholly-owned material subsidiary of the Company or any guarantor (which pledge, in the case of any non-U.S. subsidiary of a U.S. subsidiary, will not include more than 65% of the voting stock of a first tier non-U.S. subsidiary); and

•	a security interest in, and mortgages on, substantially all tangible and intangible assets of the Company and of each guarantor, subject to certain limited exceptions.
Debt Covenants
The Credit Agreement, the senior unsecured term loan facility and the indentures governing the notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s (and the Company’s restricted subsidiaries’) ability to incur additional indebtedness or issue certain preferred shares; create liens on assets; engage in mergers and consolidations; sell assets; pay dividends and distributions or repurchase capital stock; repay subordinated indebtedness; engage in certain transactions with affiliates; make investments, loans or advances; make certain acquisitions; and in the case of the Company’s Credit Agreement, enter into sale and leaseback transactions, amend material agreements governing the Company’s subordinated indebtedness (including the Senior Subordinated Notes) and change the Company’s lines of business.
The Credit Agreement, the senior unsecured term loan facility, and the indentures governing the notes also contain change of control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a Net Leverage covenant when there is a 30% or more draw outstanding at a period end. As of June 30, 2014, the Company was in compliance with all covenants related to its long-term obligations.
Subject to certain exceptions, the Credit Agreement, the senior unsecured term loan facility and the indentures governing the notes will permit the Company and its restricted subsidiaries to incur certain additional indebtedness, including secured indebtedness. None of the Company’s non-U.S. subsidiaries or Puerto Rico subsidiaries is a guarantor of the loans or notes.

As market conditions warrant and subject to the Company’s contractual restrictions and liquidity position, we, the Company’s affiliates and/or the Company’s major equity holders, including Blackstone and its affiliates, may from time to time repurchase the Company’s outstanding debt securities, including the notes and/or the Company’s outstanding bank loans in privately negotiated or open market transactions, by tender or otherwise. Any such repurchases may be funded by incurring new debt, including additional borrowings under the Company’s existing Credit Agreement. Any new debt may also be secured debt. We may also use available cash on the Company’s balance sheet. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, any such purchases may result in the Company’s acquiring and retiring a substantial amount of any particular series, with the attendant reduction in the trading liquidity of any such series.

As of June 30, 2014 and June 30, 2013, the amounts of cash and cash equivalents held by foreign subsidiaries were $53.5 million and $84.9 million out of the total consolidated cash and cash equivalents of $74.4 million and $106.4 million. We believe that the amount of funds held by foreign subsidiaries as of such dates not readily convertible into other foreign currencies, including U.S. dollars, was $3.5 million and $7.0 million, respectively. Based on our domestic cash flows from operations and our other sources of liquidity, we believe we have sufficient access to funds for our expected future domestic liquidity needs. Our intent is to continue to reinvest undistributed earnings of our foreign local entities and we do not currently plan to repatriate them to fund our operations in the United States. In the event we need to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences including foreign withholding taxes or U.S. income taxes. It is not feasible to estimate the amount of U.S. tax that might be payable on the remittance of such earnings.
Historical and Adjusted EBITDA
Under the indentures governing the notes and the credit agreement governing the senior unsecured term loan facility, the Company’s ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments and paying certain dividends is tied to ratios based on Adjusted EBITDA.
Adjusted EBITDA is based on the definitions in the Company’s indentures and the credit agreement governing the senior unsecured term loan facility, is not defined under U.S. GAAP, and is subject to important limitations. We have included the calculations of Adjusted EBITDA for the period presented below as Adjusted EBITDA is the covenant compliance measure used in certain covenants under the indentures governing the notes and the credit agreement governing the senior unsecured term loan facility, particularly those governing debt incurrence and restricted payments. Because not all companies use identical calculations, the Company’s presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.
In calculating Adjusted EBITDA, we add back certain non-cash, non-recurring and other items that are included in the definitions of EBITDA and consolidated net income as required in the credit agreement governing the notes. Adjusted EBITDA, among other things:

•	does not include non-cash stock-based employee compensation expense and certain other non-cash charges;

•	does not include cash and non-cash restructuring, severance and relocation costs incurred to realize future cost savings and enhance our operations;

•	adds back noncontrolling interest expense, which represents minority investors’ ownership of certain of our consolidated subsidiaries and is, therefore, not available to us; and

•	includes estimated cost savings which have not yet been fully reflected in our results.
The Company’s Adjusted EBITDA for the last twelve months ended June 30, 2014 based on the definitions in the Company’s indentures and the credit agreement governing the senior unsecured term loan facility is calculated as follows:

Last Twelve Months Ended
(Dollars in millions)	June 30, 2014
Earnings/(loss) from continuing operations	$17.9
Interest expense, net	163.1
Income tax (benefit)/provision	49.5
Depreciation and amortization	142.9
Noncontrolling interest	1.0
EBITDA from continuing operations	374.4

Equity compensation (1)	4.5
Impairment charges and (gain)/loss on sale of assets (2)	3.2
Financing related expenses (3)	11.0
U.S. GAAP Restructuring (4)	19.7
Acquisition, integration and other special items (5)	9.8
Foreign Exchange loss(gain) (included in other, net) (6)	(3.5)
Other adjustments (7)	0.3
Sponsor advisory fee (8)	12.9
Subtotal	432.3
Estimated cost savings	—
Adjusted EBITDA	$432.3

(1)	Reflects non-cash stock-based compensation expense under the provisions of ASC 718 Compensation – Stock Compensation.

(2)	Reflects non-cash asset impairment charges or gains and losses from the sale of assets not included in U.S. GAAP Restructuring and other special items discussed below.

(3)	Reflects the expenses associated with refinancing activities undertaken by us during the period.

(4)
Reflects U.S. GAAP restructuring charges which were primarily attributable to activities which focus on various aspects of operations, including consolidating certain operations, rationalizing headcount and aligning operations in a more strategic and cost-efficient structure to optimize our business.

(5)	Primarily reflects acquisition and ongoing integration related costs.

(6)
Foreign exchange gain of $3.5 million for the twelve months ended June 30, 2014 included $17.1 million of unrealized foreign currency exchange rate gains primarily driven by gains of $26.6 million related to inter-company loans denominated in a currency different from the functional currency of either the borrower or the lender, partially offset by foreign currency exchange losses of $9.5 million driven by the ineffective portion of the net investment hedge related to the Euro denominated debt. The foreign exchange adjustment was also impacted by the exclusion of realized foreign currency exchange rate losses from the non-cash and cash settlement of inter-company loans of $13.6 million. Inter-company loans are between Catalent entities and do not reflect the ongoing results of the company's trade operations.

(7)	Reflects certain other adjustments made pursuant to the definition of "EBITDA" under our indentures and credit agreements.

(8)	Represents amount of sponsor advisory fee. Refer to Note 11 to the Consolidated Financial Statements for further discussion.
Adjusted Net Income
Management also measures operating performance based on Adjusted Net Income/(loss). Adjusted Net Income/(loss) is not defined under U.S. GAAP and is not a measure of operating income, operating performance or liquidity presented in accordance with U.S. GAAP and is subject to important limitations. For example, Adjusted Net Income excludes our non-cash tax expense and does not reflect the impact on earnings resulting from certain other items.
We believe that the presentation of Adjusted Net Income/(loss) enhances an investor’s understanding of our financial performance. We believe this measure is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business and we use this measure for business planning purposes. We define Adjusted Net Income/(loss) as net earnings/(loss) adjusted for (1) earnings or loss of discontinued operations, net of tax, (2) tax expense or income which is not cash, (3) amortization attributable to purchase accounting and (4) income or loss from non-controlling interest in our majority-owned operations. We also make adjustments for other cash and non-cash items included in the table below, partially offset by our estimate of the cash taxes saved as a result of such cash and non-cash items. We believe that Adjusted Net Income/(loss) will provide investors with a useful tool for assessing the comparability between periods of our ability to generate cash from operations available to our stockholders.
We present Adjusted Net Income/(loss) in order to provide supplemental information that we consider relevant for the readers of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and such information is not meant to replace or supersede U.S. GAAP measures. Our definition of Adjusted Net Income/(loss) may not be the same as similarly titled measures used by other companies.

A reconciliation of net income, the most directly comparable U.S. GAAP measure, to Adjusted Net Income is as follows:

Last Twelve Months Ended
(Dollars in millions)	June 30, 2014
Net earnings/(loss)	$15.2
Net earnings/(loss) from discontinued operations, net of tax	2.7
Earnings/(loss) from continuing operations	17.9
Amortization (1)	42.5
Non-cash Income tax expense/(benefit) (2)	49.5
Cash taxes (paid) / refunded	(21.1)
Net (earnings)/loss attributable to noncontrolling interest, net of tax	1.0
Equity compensation (3)	4.5
Impairment charges and (gain)/loss on sale of assets (4)	3.2
Financing related expenses (5)	11.0
U.S. GAAP restructuring (6)	19.7
Acquisition, integration and other special items (7)	9.8
Foreign exchange loss (gain) (included in other (income) / expense, net) (8)	(3.5)
Other adjustments (9)	0.3
Sponsor advisory fee (10)	12.9
Estimated cash tax (savings) / expense attributable to reconciling items (11)	(5.3)
Adjusted net income / (loss)	$142.4
(1) Represents the amortization attributable to purchase accounting for previously completed business combinations.

(2)	Represents the amount of income tax-related (benefit)/expense recorded within our net earnings/(loss) which may not result in cash payment or receipt.

(3)	Reflects non-cash stock-based compensation expense under the provisions of ASC 718 Compensation Stock Compensation.

(4)	Reflects non-cash asset impairment charges and losses from the sale of assets not included in restructuring and other special items discussed below.

(5)	Reflects the expense associated with refinancing activities undertaken by the Company during the period.

(6)
Reflects U.S. GAAP restructuring charges which were primarily attributable to activities which focus on various aspects of operations, including consolidating certain operations, rationalizing headcount and aligning operations in a more strategic and cost-efficient structure to optimize our business.

(7)	Primarily reflects acquisition and integration related costs.

(8)
Represents unrealized foreign currency exchange rate (gains)/losses primarily driven by inter-company loans denominated in a currency different from the functional currency of either the borrower or the lender. The foreign exchange adjustment is also impacted by the exclusion of realized foreign currency exchange rate (gains)/losses from the non-cash and cash settlement of inter-company loans. Inter-company loans are between Catalent entities and do not reflect the ongoing results of our trade operations.

(9)	Reflects certain other adjustments made pursuant to the definition of “EBITDA” under our indentures and credit agreements.

(10)
Represents amount of sponsor advisory fee, which was terminated following our initial public offering. See “Certain Relationships and Related Party Transactions-Transaction and Advisory Fee Agreement.”

(11)
Represents the estimated cash tax impact of certain items recorded in each period that are added back in the calculation of Adjusted Net Income/(loss). The estimate is determined by applying the statutory tax rate in tax paying jurisdictions to income or expense items which impact cash taxes paid. Generally, amortization attributable to purchase accounting, unrealized gains/losses due to foreign currency translation and non-cash equity compensation do not impact cash taxes.

Interest Rate Risk Management
A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate assets and liabilities. Historically, the Company has used interest rate swaps to manage the economic effect of variable rate interest obligations associated with our floating rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. As of June 30, 2014, we did not have any interest rate swap agreements in place that would have the economic effect of modifying the variable interest obligations associated with our floating rate term loans. During fiscal year 2013, our two U.S. dollar-denominated and one euro-denominated interest rate swap agreements, which were designated as effective cash flow hedges for financial reporting purposes, matured. The Company's Japanese yen interest rate swap, effective as an economic hedge but not designated as effective for financial reporting purposes also matured during fiscal year 2013.
Currency Risk Management

The Company is exposed to fluctuations in the EUR-USD exchange rate on its investments in foreign operations in Europe. While the Company does not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in euros. At June 30, 2014, the Company had $632.5 million of euro denominated debt outstanding that qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the effective portion of the translation gains or losses are reported in accumulated other comprehensive income/(loss) as part of the cumulative translation adjustment. For the fiscal year ended June 30, 2014, the Company recorded $13.6 million as a loss within cumulative translation adjustment. The net accumulated gain of this net investment as of June 30, 2014 included within other comprehensive income/(loss) was approximately $49.5 million. For the fiscal year ended June 30, 2014, the Company recognized an unrealized foreign exchange loss of $9.6 million in the consolidated statement of operations related to portion of its euro-denominated debt not designated as a net investment hedge. For the fiscal year ended June 30, 2013, the Company recognized an unrealized foreign exchange loss of $6.7 million. Amounts are reclassified out of accumulated other comprehensive income/(loss) into earnings when the hedged net investment is either sold or substantially liquidated.
Periodically, we may utilize forward currency exchange contracts to manage the Company’s exposures to the variability of cash flows primarily related to the foreign exchange rate changes of future foreign currency transaction costs. In addition, we may utilize foreign currency forward contracts to protect the value of existing foreign currency assets and liabilities. Currently, we do not utilize foreign currency exchange contracts. We expect to continue to evaluate hedging opportunities for foreign currency in the future.

Contractual Obligations
The following table summarizes our future contractual obligations as of June 30, 2014:

(Dollars in millions)	Total	2015	2016-2017	2018-2019	Thereafter

Long–term debt obligations(1)	$2,646.6	$23.4	$328.3	$657.6	$1,637.3
Capital lease obligations(2)	$64.1	1.8	4.8	5.7	51.8
Operating leases(3)	$23.0	4.6	6.5	5.1	6.8
Purchase obligations(4)	$40.1	37.1	3.0	—	—
Other long-term liabilities(5)	$108.8	18.1	11.8	11.4	67.5

Total	$2,882.6	$85.0	$354.4	$679.8	$1,763.4

(1)	Represents maturities of our long-term debt obligations excluding capital lease obligations.

(2)	Represents maturities of our capital lease obligations included within long-term debt on our balance sheet.

(3)	Represents minimum rental payments for operating leases having initial or remaining non-cancelable lease terms.

(4)
Purchase obligations includes agreements to purchase goods or services that are enforceable and legally binding which specify all significant terms, including the following: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and approximate timing of the transaction. Purchase obligations disclosed above may include estimates of the time period in which cash outflows will occur. Purchase orders entered into in the normal course of business and authorizations to purchase that involve no firm commitment from either party are excluded from the above table. In addition, contracts that can be unilaterally canceled with no termination fee or with proper notice are excluded from our total purchase obligations except for the amount of the termination fee or the minimum amount of goods that must be purchased during the requisite notice period.

(5)	Primarily related to liabilities associated with long term employee incentive and deferred compensation plans.

The table excludes our retirement and other post-retirement benefits ("OPEB") obligations. The timing and amount of contributions may be impacted by a number of factors, including the funded status of the plans. In fiscal year 2015, we are not required to make contributions to our plans to satisfy regulatory funding standards. Beyond fiscal year 2015, the actual amounts required to be contributed are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory actions related to pension funding obligations. Payments due under our OPEB plans are not required to be funded in advance, but are paid as medical costs are incurred by covered retiree populations, and are principally dependent upon the future cost of retiree medical benefits under our plans. Refer to Note 10 to the Consolidated Financial Statements for further discussion.
Off-Balance Sheet Arrangements
Other than operating leases and letters of credit under the senior secured credit facility, we do not have any material off-balance sheet arrangements as of June 30, 2014. See Note 5 to the Consolidated Financial Statements for further detail.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to cash flow and earnings fluctuations as a result of certain market risks. These market risks primarily relate to changes in interest rates associated with our long-term debt obligations and foreign exchange rate changes. We have historically used derivative financial instruments, such as interest rate swaps, in order to mitigate risk associated with our variable rate debt.
Interest Rate Risk
The Company has historically used interest rate swaps to manage the economic effect of variable rate interest obligations associated with our floating rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. As of June 30, 2014, we did not have any interest rate swap agreements in place that would either have the economic effect of modifying the variable interest obligations associated with our floating rate term loans or would be considered effective cash flow hedges for financial reporting purposes. Our two U.S. dollar-denominated and one euro-denominated interest rate swap agreements, which were designated as effective cash flow hedges for financial reporting purposes, matured on April 10, 2013. The Company's Japanese yen interest rate swap, effective as an economic hedge but not designated as effective for financial reporting purposes, matured on May 15, 2013.
On February 28, 2013, in connection with the refinancing of the Company’s €44.9 million Euro term loan, the Company de-designated €35.0 million of the €240.0 million notional Euribor-based interest rate swap. Prior to de-designation, the effective portion of the change in fair value of the derivative was recorded as a component of other comprehensive income/(loss). The other comprehensive income/(loss) balance associated with the de-designated portion of the derivative was reclassified to earnings during the second half of fiscal 2013.
Foreign Currency Exchange Risk
By nature of our global operations, we are exposed to cash flow and earnings fluctuations resulting from foreign exchange rate variation. These exposures are transactional and translational in nature. Since we manufacture and sell our products throughout the world, our foreign currency risk is diversified. Principal drivers of this diversified foreign exchange exposure include the European euro, British pound, Argentinean peso, Brazilian real and Australian dollar. Our transactional exposure arises from the purchase and sale of goods and services in currencies other than the functional currency of our operational units. We also have exposure related to the translation of financial statements of our foreign divisions into U.S. dollars, the functional currency of the parent. The financial statements of our operations outside the U.S. are measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign operations in U.S. dollars are accumulated as a component of other comprehensive income/(loss) utilizing period-end exchange rates. Foreign currency transaction gains and losses calculated by utilizing weighted average exchange rates for the period are included in the statements of operations in “other expense, net.” Such foreign currency transaction gains and losses include inter-company loans denominated in non-U.S. dollar currencies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
Consolidated Financial Statements as of June 30, 2014 and 2013 and for the years ended June 30, 2014, 2013 and 2012

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Catalent, Inc.
We have audited the accompanying consolidated balance sheets of Catalent, Inc. and subsidiaries as of June 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income/(loss), changes in shareholders' equity/(deficit), and cash flows for each of the three years in the period ended June 30, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Catalent, Inc. and subsidiaries at June 30, 2014 and 2013 and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
MetroPark, New Jersey
September 8, 2014

Catalent, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in millions, except per share data)

	Year ended June 30,
	2014	2013	2012
Net revenue	$1,827.7	$1,800.3	$1,694.8
Cost of sales	1,229.1	1,231.7	1,136.2
Gross margin	598.6	568.6	558.6
Selling, general and administrative expenses	334.8	340.6	348.1
Impairment charges and (gain)/loss on sale of assets	3.2	5.2	1.8
Restructuring and other	19.7	18.4	19.5
Property and casualty (gain)/loss, net	—	—	(8.8)
Operating earnings/(loss)	240.9	204.4	198.0
Interest expense, net	163.1	203.2	183.2
Other (income)/expense, net	10.4	25.1	(3.8)
Earnings/(loss) from continuing operations before income taxes	67.4	(23.9)	18.6
Income tax expense/(benefit)	49.5	27.0	0.5
Earnings/(loss) from continuing operations	17.9	(50.9)	18.1
Net earnings/(loss) from discontinued operations, net of tax	(2.7)	1.2	(41.3)
Net earnings/(loss)	15.2	(49.7)	(23.2)
Less: Net earnings/(loss) attributable to noncontrolling interest, net of tax	(1.0)	(0.1)	1.2
Net earnings/(loss) attributable to Catalent	$16.2	$(49.6)	$(24.4)

Amounts attributable to Catalent:
Earnings/(loss) from continuing operations less net income (loss) attributable to noncontrolling interest	18.9	(50.8)	16.9
Net earnings/(loss) attributable to Catalent	16.2	(49.6)	(24.4)

Earnings per share attributable to Catalent:
Basic
Continuing operations	0.25	(0.68)	0.23
Net earnings/(loss)	0.22	(0.66)	(0.33)
Diluted
Continuing operations	0.25	(0.68)	0.22
Net earnings/(loss)	0.21	(0.66)	(0.32)
The accompanying notes are an integral part of these consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income/(Loss)
(Dollars in millions)

	Year Ended June 30,
	2014	2013	2012
Net earnings/(loss)	$15.2	$(49.7)	$(23.2)
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	32.4	(47.9)	(40.4)
Defined benefit pension plan	(15.5)	8.7	(26.5)
Deferred compensation/(benefit)	1.7	0.8	0.1
Earnings/(loss) on derivatives for the period	—	24.5	12.3
Other comprehensive income/(loss), net of tax	18.6	(13.9)	(54.5)
Comprehensive income/(loss)	33.8	(63.6)	(77.7)
Comprehensive income/(loss) attributable to noncontrolling interest	(0.6)	(0.1)	(1.9)
Comprehensive income/(loss) attributable to Catalent	$34.4	$(63.5)	$(75.8)
The accompanying notes are an integral part of these consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in millions except per share data)

	June 30, 2014	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$74.4	$106.4
Trade receivables, net	403.7	358.0
Inventories	134.8	124.9
Prepaid expenses and other	74.6	89.8
Total current assets	687.5	679.1
Property, plant, and equipment, net	873.0	814.5
Other assets:
Goodwill	1,097.1	1,023.4
Other intangibles, net	357.6	372.2
Deferred income taxes, net	26.3	23.7
Other	48.7	36.6
Total assets	$3,090.2	$2,949.5
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$25.2	$35.0
Accounts payable	148.1	150.8
Other accrued liabilities	279.7	224.5
Total current liabilities	453.0	410.3
Long-term obligations, less current portion	2,685.4	2,656.6
Pension liability	154.7	134.1
Deferred income taxes	103.2	111.8
Other liabilities	61.2	47.0
Commitment and contingencies (see Note 15)	—	—

Redeemable noncontrolling interest	4.5	—

Shareholders' equity/(deficit):
Common stock $0.01 par value; 84,000,000 shares authorized in 2014 and 2013, 74,821,348 and 74,796,134 shares issued and outstanding in 2014 and 2013	0.7	0.7
Additional paid in capital	1,031.4	1,026.7
Accumulated deficit	(1,379.1)	(1,395.3)
Accumulated other comprehensive income/(loss)	(24.2)	(42.8)
Total Catalent shareholders' equity/(deficit)	(371.2)	(410.7)
Noncontrolling interest	(0.6)	0.4
Total shareholders' deficit	(371.8)	(410.3)
Total liabilities, redeemable noncontrolling interest and shareholders' deficit	$3,090.2	$2,949.5
The accompanying notes are an integral part of these consolidated financial statements

Catalent, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity/(Deficit)
(Dollars in millions, except share data in thousands)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)/Income	Noncontrolling Interest	Total Shareholders' Deficit
Balance at June 30, 2011	74,729.6	$0.7	$1,081.3	$(1,321.3)	$25.6	$3.8	$(209.9)
Equity contribution	26.5		1.1			—	1.1
Equity compensation			3.7				3.7
Acquisition of noncontrolling interest			(62.9)			(1.9)	(64.8)
Net earnings/(loss)				(24.4)		1.2	(23.2)
Net change in minimum pension liability, net of tax						(3.1)	(3.1)
Other comprehensive income /(loss), net of tax					(54.5)		(54.5)
Balance at June 30, 2012	74,756.1	0.7	1,023.2	(1,345.7)	(28.9)	—	(350.7)
Equity contribution	40.0		0.7			0.5	1.2
Equity compensation			2.8				2.8
Net earnings/(loss)				(49.6)		(0.1)	(49.7)
Other comprehensive income /(loss), net of tax					(13.9)		(13.9)
Balance at June 30, 2013	74,796.1	0.7	1,026.7	(1,395.3)	(42.8)	0.4	(410.3)
Equity contribution	25.2		0.2			(0.4)	(0.2)
Equity compensation			4.5				4.5
Net earnings/(loss)				16.2		(0.6)	15.6
Other comprehensive income /(loss), net of tax					18.6		18.6
Balance at June 30, 2014	74,821.3	$0.7	$1,031.4	$(1,379.1)	$(24.2)	$(0.6)	$(371.8)

 The accompanying notes are an integral part of these consolidated financial statements

Catalent, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in millions)

	Fiscal Year Ended June 30,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings/(loss)	$15.2	$(49.7)	$(23.2)
Net earnings/(loss) from discontinued operations	(2.7)	1.2	(41.3)
Earnings/(loss) from continuing operations	17.9	(50.9)	18.1
Adjustments to reconcile (loss)/earnings from continued operations to net cash from operations:
Depreciation and amortization	142.9	152.2	129.7
Non-cash foreign currency transaction (gains)/losses, net	(17.1)	6.6	(3.7)
Amortization and write off of debt financing costs	14.0	19.0	14.7
Asset impairments and (gain)/loss on sale of assets	3.2	5.2	9.8
Proceeds from insurance related to long lived assets	—	—	(21.3)
Call premium and financing fees paid	7.2	10.8	—
Equity compensation	4.5	2.8	3.7
Provision/(benefit) for deferred income taxes	(15.1)	8.3	(18.8)
Provision for bad debts and inventory	9.8	10.4	9.5
Change in operating assets and liabilities:
Decrease/(increase) in trade receivables	(38.0)	(23.6)	(64.9)
Decrease/(increase) in inventories	(8.5)	(10.5)	1.4
Increase/(decrease) in accounts payable	(7.6)	17.9	7.7
Other accrued liabilities and operating items, net	67.0	(9.1)	1.8
Net cash provided by/(used in) operating activities from continuing operations	180.2	139.1	87.7
Net cash provided by/(used in) operating activities from discontinued operations	(1.9)	(1.4)	0.2
Net cash provided by/(used in) operating activities	178.3	137.7	87.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and other productive assets	(122.4)	(122.5)	(104.2)
Proceeds from sale of property and equipment	0.9	2.9	2.2
Proceeds from insurance related to long lived assets	—	—	21.3
Payment for acquisitions, net	(53.7)	(2.5)	(457.5)
Net cash provided by/(used in) investing activities from continuing operations	(175.2)	(122.1)	(538.2)
Net cash provided by/(used in) investing activities from discontinued operations	4.0	—	43.7
Net cash provided by/(used in) investing activities	(171.2)	(122.1)	(494.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	(17.5)	(3.9)	(2.9)
Payments related to revolver credit facility fees	—	—	(1.6)
Proceeds from Borrowing, net	1,723.7	672.7	393.3
Payments related to long-term obligations	(1,741.3)	(708.5)	(37.0)
Call premium and financing fees paid	(7.2)	(10.8)	—
Distribution to noncontrolling interest holder	—	—	—
Equity contribution/(redemption)	0.2	1.2	1.1
Net cash (used in)/provided by financing activities from continuing operations	(42.1)	(49.3)	352.9
Net cash (used in)/provided by financing activities from discontinued operations	—	—	—
Net cash (used in)/provided by financing activities	(42.1)	(49.3)	352.9
Effect of foreign currency on cash	3.0	1.1	(12.4)
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	(32.0)	(32.6)	(66.1)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	106.4	139.0	205.1
CASH AND EQUIVALENTS AT END OF PERIOD	$74.4	$106.4	$139.0
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$153.8	$200.1	$172.4
Income taxes paid, net	$21.0	$14.2	$23.9

The accompanying notes are an integral part of these consolidated financial statements

Catalent, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Catalent, Inc. (“Catalent” or the “Company” or the “Parent”) directly and wholly owns PTS Intermediate Holdings LLC (“Intermediate Holdings”). Intermediate Holdings directly and wholly owns Catalent Pharma Solutions, Inc. (“Operating Company”). Parent is 100% owned by Phoenix Charter LLC (“Phoenix”) and certain members of the Company’s senior management. Phoenix is wholly-owned by BHP PTS Holdings L.L.C., an entity controlled by affiliates of The Blackstone Group L.P. (“Blackstone”), a global private investment and advisory firm. In July 2014, the Company completed an initial public offering of the common shares of Catalent, Inc. See Note 19 for the Subsequent Events footnote for further disclosures.
We are the leading global provider of development solutions and advanced delivery technologies for drugs, biologics and consumer health products. Through our extensive capabilities and deep expertise in product development, we help our customers bring more products to market, faster. Our advanced delivery technology platforms, the broadest and most diverse combination of intellectual property and proven formulation, manufacturing and regulatory expertise available to the industry, enable our customers to bring more products and better treatments to the market. Across both development and delivery, our commitment to reliably supply our customers' needs serves as the foundation for the value we provide. We operate through four businesses: Development & Clinical Services, Softgel Technologies, Modified Release Technologies, and Medication Delivery Solutions. We believe that through our prior and ongoing investments in growth-enabling capacity and capabilities, our entry into new markets, our ongoing focus on operational and quality excellence, our innovation activities, the sales of existing customer products, and the introduction of new customer products, we will continue to benefit from attractive margins and realize the growth potential from these areas.
For financial reporting purposes, we present three distinct financial reporting segments based on criteria established by U.S. GAAP: Development & Clinical Services, Oral Technologies and Medication Delivery Solutions. The Oral Technologies segment includes the Softgel Technologies and Modified Release Technologies businesses.
Oral Technologies
The Company’s Oral Technologies segment provides advanced oral delivery technologies, including formulation, development and manufacturing of oral dose forms for prescription and consumer health products across all phases of a molecule’s lifecycle. These oral dose forms include softgel, modified release technology (“MRT”) and immediate release solid oral technology products. At certain facilities the Company also provides integrated primary packaging services for the products the Company manufactures. In fiscal 2014, the Company generated approximately $857.5 million in revenue from its softgel products and approximately $358.2 million in revenue from or MRT products (including intra-segment revenue of approximately $35.6 million).
Through the Softgel Technologies business, the Company provides formulation, development and manufacturing services for soft gelatin capsules, or “softgels,” which the Company first commercialized in the 1930s. The Company is the market leader in overall softgel manufacturing and holds the leading market position in the prescription arena. The Company’s principal softgel technologies include traditional softgel capsules (in which the shell is made from animal-derived materials) and Vegicaps and OptiShell capsules (in which the shell is made from vegetable-derived materials), which are used in a broad range of customer products including prescription drugs, over-the-counter medications, and vitamins and supplements. Softgel capsules encapsulate liquid, paste or oil-based active compounds in solution or suspension within an outer shell, filling and sealing the capsule simultaneously. The Company performs all encapsulation within one of the Company’s softgel facilities, with active ingredients provided by customers or sourced directly by the Company. Softgels have historically been used to solve formulation challenges or technical issues for a specific drug, to help improve the clinical performance of compounds, to provide important market differentiation, particularly for over-the-counter compounds, and to provide safe handling of hormonal, potent and cytotoxic drugs. The Company also participates in the softgel over-the-counter and vitamin, mineral and supplement business in selected regions around the world. With the 2001 introduction of the Company’s vegetable-derived softgel shell, Vegicaps capsules, consumer health manufacturers have been able to extend the softgel dose form to a broader range of active ingredients and serve patient/consumer populations that were previously inaccessible due to religious, dietary or cultural preferences. In recent years this platform has been extended to pharmaceutical active ingredients via the OptiShell platform. The Company’s Vegicaps and OptiShell capsules are patent protected in most major global markets. Physician and patient studies that the Company has conducted have demonstrated a preference for softgels versus traditional tablet and hard capsule dose forms in terms of ease of swallowing, real or perceived speed of delivery, ability to remove or eliminate unpleasant odor or taste and, for physicians, perceived improved patient adherence with dosing regimens.

Through the Company’s Modified Release Technologies business, the Company provides formulation, development and manufacturing services for fast-dissolve tablets and both proprietary and conventional controlled release products. The Company launched its orally dissolving tablet business in 1986 with the introduction of Zydis tablets, a unique oral dosage form that is freeze-dried in its package, can be swallowed without water, and typically dissolves in the mouth in less than three seconds. Most often used for indications, drugs and patient groups that can benefit from rapid oral disintegration, the Zydis technology is utilized in a wide range of products and indications, including treatments for a variety of central nervous system-related conditions such as migraines, Parkinson's Disease, schizophrenia, and pain relief. Zydis tablets continue to be used in new ways by its customers as the Company extends the application of the technology to new categories, such as for immunotherapies, vaccines and biologics delivery. More recently the Company has added three new technology platforms to the Modified Release business portfolio, including the highly flexible OptiDose tab-in-tab technology, already commercially proven in Japan; the OptiMelt hot melt extrusion technology; and the development stage LyoPan oral dissolving tablet technology. The Company plans to continue to expand the development pipeline of customer products for all of its Modified Release technologies.
Representative Oral Technologies business customers include Pfizer, Novartis, Merck, GlaxoSmithKline, Eli Lilly, Johnson & Johnson and Actavis.
Medication Delivery Solutions
The Company’s Medication Delivery Solutions segment provides formulation, development and manufacturing services for delivery of drugs and biologics, administered via injection, inhalation and ophthalmic routes, using both traditional and advanced technologies. The Company’s range of injectable manufacturing offerings includes filling drugs or biologics into pre-filled syringes, with flexibility to accommodate other formats within its existing network, focused increasingly on complex pharmaceuticals and biologics. With the Company’s range of technologies, it is able to meet a wide range of specifications, timelines and budgets. The complexity of the manufacturing process, the importance of experience and know-how, regulatory compliance, and high start-up capital requirements create significant barriers to entry and, as a result, limit the number of competitors in the market. For example, blow-fill-seal is an advanced aseptic processing technology which uses a continuous process to form, fill with drug, and seal a plastic container in a sterile environment. Blow-fill-seal units are currently used for a variety of pharmaceuticals in liquid form, such as respiratory, ophthalmic and optic products. The Company is a leader in the outsourced blow-fill-seal market, and operates one of the largest capacity commercial manufacturing blow-fill-seal facilities in the world. The Company’s sterile blow-fill-seal business provides flexible and scalable solutions for unit-dose delivery of complex formulations such as suspensions and emulsions, as well as innovative design and engineering container design and manufacturing solutions. The Company’s regulatory expertise can lead to decreased time to commercialization, and its dedicated development production lines support feasibility, stability and clinical runs. The Company plans to continue to expand the Company’s product line in existing and new markets, and in higher margin specialty products with additional respiratory, ophthalmic, and injectable applications. Representative customers include Pfizer, Sanofi-Aventis, Novartis, Roche and Teva.
The Company’s biologics offerings include its formulation development and cell-line manufacturing based on its advanced and patented Gene Product Expression (“GPEx”) technology, which is used to develop stable, high-yielding mammalian cell lines for both innovator and bio-similar biologic compounds. The Company’s GPEx technology can provide rapid cell line development, high biologics production yields, flexibility and versatility. The Company believes its development stage SMARTag next-generation antibody-drug conjugate technology will provide more precision targeting for delivery of drugs to tumors or other locations, with improved safety versus existing technologies. In fiscal 2013, the Company launched its recently completed biologics facility in Madison, Wisconsin, with expanded capability and capacity to produce clinical scale biologic supplies; combined with offerings from other businesses of Catalent and external partners, the Company now provides the broadest range of technologies and services supporting the development and launch of new biologic entities, biosimilars or biobetters to bring a product from gene to market commercialization, faster.
Development and Clinical Services
The Company’s Development & Clinical Services segment provides manufacturing, packaging, storage and inventory management for drugs and biologics in clinical trials. The Company offers customers flexible solutions for clinical supplies production, and provide distribution and inventory management support for both simple and complex clinical trials. This includes dose form manufacturing or over-encapsulation where needed; supplying placebos, comparator drug procurement and clinical packages and kits for physicians and patients; inventory management; investigator kit ordering and fulfillment; and return supply reconciliation and reporting. The Company supports trials in all regions of the world through its facilities and distribution network. In fiscal 2012, the Company substantially expanded this business via the Aptuit CTS business acquisition in February 2012, and in fiscal 2013 formed a joint venture with ShangPharma Corporation to expand its clinical supply services network into China. The Company is the leading provider of integrated development solutions and one of the leading providers of clinical trial supplies and respiratory products.

The Company also offers analytical chemical and cell-based testing and scientific services, stability testing, respiratory products formulation and manufacturing, regulatory consulting, and bioanalytical testing for biologic products. The Company’s respiratory product capabilities include development and manufacturing services for inhaled products for delivery via metered dose inhalers, dry powder inhalers and nasal sprays. The Company also provides formulation development and clinical and commercial manufacturing for conventional and specialty oral dose forms. The Company provides global regulatory and clinical support services for the Company’s customers’ regulatory and clinical strategies during all stages of development. Demand for the Company’s offerings is driven by the need for scientific expertise and depth and breadth of services offered, as well as by the reliable supply thereof, including quality, execution and performance.
Basis of Presentation
These financial statements include all of our subsidiaries, including those operating outside the United States (U.S) and are prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). All significant transactions among our businesses have been eliminated.

Correction of an Error in Previously Issued Financial Statements

In conjunction with the year-end financial reporting process, the Company identified an error in the application of the intraperiod tax allocation guidance of ASC 740 related to the tax effect of certain activity in Other Comprehensive Income. There was no impact to total shareholders’ deficit, cash taxes paid, total net deferred taxes or cash flows from operations.
The restatement resulted in a reduction to the previously reported income tax expense and reduction to Other Comprehensive Income in 2010, 2012 and an increase to the previously reported income tax expense and increase to Other Comprehensive Income in 2013.

The Company also identified an error in the presentation of the offsetting of deferred tax assets and liabilities in accordance with ASC 740 related to the net presentation of its current and non-current deferred taxes by jurisdiction on the consolidated balance sheets. We have restated the Company’s presentation of current deferred tax assets and liabilities and non-current deferred tax assets and liabilities in all periods presented. There was no change to the net deferred tax position.

Accordingly, we restated the affected line items of our consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of changes in shareholders’ equity/(deficit), and consolidated statements of cash flows as well as the income taxes footnote, the accumulated other comprehensive income (loss) footnote, the segment information footnote and the supplemental balance sheet information footnote disclosures to correct these errors.

In accordance with ASC 250, Accounting Changes and Error Corrections and SAB Topic 1.M, Assessing Materiality, we determined the correction is immaterial to the Company’s individual prior period consolidated financial statements. However, the cumulative correction of the prior period error would be material to our current year financial statements. Therefore, we have revised previously reported amounts.

Provided below is a reconciliation of the previously reported amounts and impact of the restatement:

	June 30, 2013
Dollars in millions, except per share data	Previously Reported	Adjustment	As Adjusted
Shareholders' Equity / (Deficit)
Accumulated Deficit	$(1,428.8)	$33.5	$(1,395.3)
Accumulated Other Comprehensive (Loss)/Income, net of tax	(9.3)	(33.5)	(42.8)
Total Shareholders' Equity / (Deficit)	(410.3)	—	(410.3)

Statement of Operations
Income tax expense / (benefit)	$24.1	$2.9	$27.0
Earnings/(loss) from continuing operations	(48.0)	(2.9)	(50.9)
Net earnings / (loss)	(46.8)	(2.9)	(49.7)
Net earnings / (loss) attributable to Catalent	(46.7)	(2.9)	(49.6)

Basic Earnings / (loss) per share attributable to Catalent
Continuing operations	$(0.64)	$(0.04)	$(0.68)
Net earnings / (loss)	(0.62)	(0.04)	(0.66)

Diluted Earnings / (loss) per share attributable to Catalent
Continuing operations	$(0.64)	$(0.04)	$(0.68)
Net earnings / (loss)	(0.62)	(0.04)	(0.66)

Balance Sheet
Prepaid expenses and other current assets	$88.6	1.2	$89.8
Deferred income taxes	132.2	(108.5)	23.7
Total assets	3,056.8	(107.3)	2,949.5

Other accrued liabilities	$224.5	$—	$224.5
Deferred income tax liabilities	219.1	(107.3)	111.8
Total liabilities	3,467.1	(107.3)	3,359.8

Statement of Cash Flows
Net Cash provided by / (used in) operating activities	$137.7	$—	$137.7

	June 30, 2012
Dollars in millions, except per share data	Previously Reported	Adjustment	As Adjusted
Shareholders' Equity / (Deficit)
Accumulated Deficit	$(1,382.1)	$36.4	$(1,345.7)
Accumulated Other Comprehensive (Loss)/Income, net of tax	7.5	(36.4)	(28.9)
Total Shareholders' Equity / (Deficit)	(350.7)	—	(350.7)

Statement of Operations
Income tax expense / (benefit)	$16.5	$(16.0)	$0.5
Earnings/(loss) from continuing operations	2.1	16.0	18.1
Net earnings / (loss)	(39.2)	16.0	(23.2)
Net earnings / (loss) attributable to Catalent	(40.4)	16.0	(24.4)

Basic Earnings / (loss) per share attributable to Catalent
Continuing operations	$0.01	$0.22	$0.23
Net earnings / (loss)	(0.54)	0.21	(0.33)

Diluted Earnings / (loss) per share attributable to Catalent
Continuing operations	$0.01	$0.21	$0.22
Net earnings / (loss)	(0.54)	0.22	(0.32)

Statement of Cash Flows
Net Cash provided by / (used in) operating activities	$87.9	$—	$87.9

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, allowance for doubtful accounts, inventory and long-lived asset valuation, goodwill and other intangible asset valuation and impairment, equity-based compensation, income taxes, derivative financial instruments and pension plan asset and liability valuation. Actual amounts may differ from these estimated amounts.
Foreign Currency Translation

The financial statements of the Company’s operations outside the U.S. are generally measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign operations into U.S. dollars are accumulated as a component of other comprehensive income/(loss) utilizing period-end exchange rates. The currency fluctuation related to certain long-term inter-company loans deemed to not be repayable in the foreseeable future have been recorded within the cumulative translation adjustment, a component of other comprehensive income/(loss). In addition, the currency fluctuation associated with the portion of the Company’s euro-denominated debt designated as a net investment hedge is included as a component of other comprehensive income/(loss). Foreign currency transaction gains and losses calculated by utilizing weighted average exchange rates for the period are included in the statements of operations in “other expense, net.” Such foreign currency transaction gains and losses include inter-company loans that are long-term in nature.
Revenue Recognition
In accordance with ASC 605 Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable and collectability is reasonably assured. In cases where the Company has multiple contracts with the same customer, the Company evaluates those contracts to assess if the contracts are linked or are separate arrangements. Factors the Company considers include the timing of negotiation, interdependency with other contracts or elements and payment terms. The Company and its customers generally view each contract discussion as a separate arrangement.

Manufacturing and packaging service revenue is recognized upon delivery of the product in accordance with the terms of the contract, which specify when transfer of title and risk of loss occurs. Some of the Company’s manufacturing contracts with its customers have annual minimum purchase requirements. At the end of the contract year, revenue is recognized for the unfilled purchase obligation in accordance with the contract terms. Development service contracts generally take the form of a fee-for-service arrangement. After the Company has evidence of an arrangement, the price is determinable and there is a reasonable expectation regarding payment, the Company recognizes revenue at the point in time the service obligation is completed and accepted by the customer. Examples of output measures include a formulation report, analytical and stability testing, clinical batch production or packaging and the storage and distribution of a customer’s clinical trial material. Development service revenue is primarily driven by the Company’s Development and Clinical Services segment.
Arrangements containing multiple elements, including service arrangements, are accounted for in accordance with the provisions of ASC 605-25, Revenue Recognition: Multiple-Element Arrangements. The Company determines the separate units of account in accordance with ASC 605-25. If the deliverable meets the criteria of a separate unit of accounting, the arrangement consideration is allocated to each element based upon its relative selling price. In determining the best evidence of selling price of a unit of account the Company utilizes vendor-specific objective evidence (“VSOE”), which is the price the Company charges when the deliverable is sold separately. When VSOE is not available, management uses relevant third-party evidence (“TPE”) of selling price, if available. When neither VSOE nor TPE of selling price exists, management uses its best estimate of selling price.
Cash and Cash Equivalents
All liquid investments purchased with an original maturity of three months or less are considered to be cash and equivalents. The carrying value of these cash equivalents approximates fair value.

Receivables and Allowance for Doubtful Accounts
Trade receivables are primarily comprised of amounts owed to the Company through its operating activities and are presented net of an allowance for doubtful accounts. The Company monitors past due accounts on an ongoing basis and establishes appropriate reserves to cover probable losses. An account is considered past due on the first day after its due date. We make judgments as to our ability to collect outstanding receivables and provide allowances when it is assessed that all or a portion of the receivable will not be collected. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company's previous loss history, the specific customer's ability to pay its obligation to the Company, and the condition of the general economy and the customer's industry. The Company writes off accounts receivable when they become uncollectible.
Concentrations of Credit Risk and Major Customers
Concentration of credit risk, with respect to accounts receivable, is limited due to the large number of customers and their dispersion across different geographic areas. The customers are primarily concentrated in the pharmaceutical and healthcare industry. The Company normally does not require collateral or any other security to support credit sales. The Company performs ongoing credit evaluations of its customers' financial conditions and maintains reserves for credit losses. Such losses historically have been within the Company's expectations. During fiscal year 2014 and 2013, no single customer exceeded 10% of revenue or accounts receivable.
Inventories
Inventory is stated at the lower of cost or market, using the first-in, first-out (“FIFO”) method. The Company provides reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors. Inventory consists of costs associated with raw material, labor and overhead.
Goodwill
The Company accounts for purchased goodwill and intangible assets with indefinite lives in accordance with Codification Statement ASC 350 Goodwill, Intangible and Other Assets. Under ASC 350, goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually. Our annual goodwill impairment test was conducted as of April 1, 2014. The Company assesses goodwill for possible impairment by comparing the carrying value of its reporting units to their fair values. The Company determines the fair value of its reporting units utilizing estimated future discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize. In addition, the Company uses comparative market information and other factors to corroborate the discounted cash flow results.
Property and Equipment and Other Definite Lived Intangible Assets

Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including capital lease assets that are amortized over the shorter of their useful lives or the terms of the respective leases. The Company generally uses the following range of useful lives for its property and equipment categories: buildings and improvements—5 to 50 years; machinery and equipment—3 to 10 years; and furniture and fixtures—3 to 7 years. Depreciation expense was $100.5 million for the fiscal year ended June 30, 2014, $108.8 million for the fiscal year ended June 30, 2013, and $95.7 million for the fiscal year ended June 30, 2012. Depreciation expense includes amortization of assets related to capital leases. The Company charges repairs and maintenance costs to expense as incurred. The amount of capitalized interest was immaterial for all periods presented.
Intangible assets with finite lives, primarily including customer relationships and patents and trademarks continue to be amortized over their useful lives. The Company evaluates the recoverability of its other long-lived assets, including amortizing intangible assets, if circumstances indicate impairment may have occurred pursuant to Codification Standard ASC 360 Property, Plant and Equipment ("ASC 360"). This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an un-discounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the Consolidated Statements of Operations. Fair value is determined based on assumptions the Company believes marketplace participants would utilize and comparable marketplace information in similar arms length transactions. The Company recorded an impairment charge related to property, plant and equipment of approximately $3.2 million, $5.2 million and $1.8 million net of any gains on sale of equipment, as of June 30, 2014, June 30, 2013 and June 30, 2012 respectively. During fiscal years 2014 and 2013, no intangible asset impairment charges were recorded.
Post-Retirement and Pension Plans
The Company sponsors various retirement and pension plans, including defined benefit retirement plans and defined contribution retirement plans.  The measurement of the related benefit obligations and the net periodic benefit costs recorded each year are based upon actuarial computations, which require management's judgment as to certain assumptions. These assumptions include the discount rates used in computing the present value of the benefit obligations and the net periodic benefit costs, the expected future rate of salary increases (for pay-related plans) and the expected long-term rate of return on plan assets (for funded plans). The discount rates are derived based on a hypothetical yield curve represented by a series of annualized individual discount rates. The expected long-term rate of return on plan assets is based on the target asset allocation and the average expected rate of growth for the asset classes invested. The average expected rate of growth is derived from a combination of historic returns, current market indicators, the expected risk premium for each asset class and the opinion of professional advisors. The Company uses a measurement date of June 30 for all its retirement and postretirement benefit plans.
Derivative Instruments, Hedging Activities, and Fair Value
Derivatives Instruments
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company's derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company's known or expected cash receipts and its known or expected cash payments principally related to the Company's borrowings. The Company does not net any of its derivative positions under master netting arrangements.
Hedging Activities
The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has primarily used interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges for financial reporting purposes is recorded in Accumulated Other Comprehensive Income on the balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During fiscal years 2013 and 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt; however, as of June 30, 2014, the Company did not have any such derivatives in place. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

The Company is exposed to fluctuations in the EUR-USD exchange rate on its investments in foreign operations in Europe. While the Company does not actively hedge against changes in foreign currency, it has mitigated the exposure of investments in its European operations through a net-investment hedge by denominating a portion of the debt in euros.
Fair Value
The Company is required to measure certain assets and liabilities at fair value, either upon initial measurement or for subsequent accounting or reporting. We use fair value extensively in the initial measurement of net assets acquired in a business combination and when accounting for and reporting on certain financial instruments. We estimate fair value using an exit price approach, which requires, among other things, that we determine the price that would be received to sell an asset or paid to transfer a liability in an orderly market. The determination of an exit price is considered from the perspective of market participants, considering the highest and best use of assets and, for liabilities, assuming the risk of non-performance will be the same before and after the transfer. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. When estimating fair value, depending on the nature and complexity of the assets or liability, we may use one or all of the following approaches:

•	Market approach, which is based on market prices and other information from market transactions involving identical or comparable assets or liabilities.

•	Cost approach, which is based on the cost to acquire or construct comparable assets less an allowance for functional and/or economic obsolescence.

•	Income approach, which is based on the present value of the future stream of net cash flows.
These fair value methodologies depend on the following types of inputs:

•	Quoted prices for identical assets or liabilities in active markets (called Level 1 inputs).

•
Quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are directly or indirectly observable (called Level 2 inputs).

•	Unobservable inputs that reflect estimates and assumptions (called Level 3 inputs).

•
Self-Insurance
The Company is partially self-insured for certain employee health benefits and partially self-insured for product liability and workers compensation claims. Accruals for losses are provided based upon claims experience and actuarial assumptions, including provisions for incurred but not reported losses.
Shipping and Handling
Shipping and handling costs are included in cost of sales in the Consolidated Statements of Operations. Shipping and handling revenue received was immaterial for all periods presented and is presented within net revenues.
Accumulated Other Comprehensive Income/(Loss)
Accumulated other comprehensive income/(loss), which is reported in the accompanying Consolidated Statements of Changes in Shareholders' Equity, consists of net earnings/(loss), foreign currency translation, deferred compensation, minimum pension liability and unrealized gains and losses from derivatives.
Research and Development Costs
The Company expenses research and development costs as incurred. Costs incurred in connection with the development of new offerings and manufacturing process improvements are recorded within selling, general, and administrative expenses. Such research and development costs included in selling, general, and administrative expenses amounted to $17.5 million, $14.5 million and $16.9 million for fiscal years ended June 30, 2014, June 30, 2013 and June 30, 2012, respectively. Costs incurred in connection with research and development services we provide to customers and services performed in support of the commercial manufacturing process for customers are recorded within cost of sales. Such research and development costs included in cost of sales amounted to $34.0 million, $35.0 million and $33.5 million for fiscal years ended June 30, 2014, June 30, 2013 and June 30, 2012, respectively.

Earnings / (Loss) Per Share
The Company reports net earnings (loss) per share in accordance with the standard codification of ASC “Earnings per Share” (“ASC 260”). Under ASC 260, basic earnings per share, which excludes dilution, is computed by dividing net earnings or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could be exercised or converted into common shares, and is computed by dividing net earnings or loss available to common stockholders by the weighted average of common shares outstanding plus the dilutive potential common shares. Diluted earnings per share includes in-the-money stock options, restricted stock units, and restricted stock using the treasury stock method. During a loss period, the assumed exercise of in-the-money stock options has an anti-dilutive effect and therefore, these instruments are excluded from the computation of dilutive earnings per share.
Income Taxes
In accordance with the standard codification of ASC 740 Income Taxes ("ASC 740") the Company accounts for income taxes using the asset and liability method. The asset and liability method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company's assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in the respective jurisdictions in which the Company operates. In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in each of its tax jurisdictions. The number of years with open tax audits varies depending on the tax jurisdiction. A number of years may lapse before a particular matter is audited and finally resolved. The Company applies the accounting guidance issued to address the accounting for uncertain tax positions. This guidance clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements as well as provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.
Equity-Based Compensation
The Company accounts for its equity-based compensation awards in accordance with Accounting Standard Codification ASC 718, "Compensation-Stock Compensation" (“ASC 718”). ASC 718 requires companies to recognize compensation expense using a fair value based method for costs related to share-based payments including stock options and restricted stock units. The expense is measured based on the grant date fair value of the awards that are expected to vest, and the expense is recorded over the applicable requisite service period. In the absence of an observable market price for a share-based award, the fair value is based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price based on peer companies, the expected dividends on the underlying shares and the risk-free interest rate.
Recent Financial Accounting Standards

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update No. 2014-12, “Accounting for Share Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period” (“ASU 2014-12”).  ASU 2014-12 provides guidance for accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The standard states that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award.  The standard is effective for annual periods beginning after December 15, 2015.  Catalent does not expect a material impact on our consolidated results of operations and financial position upon adoption.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09").  The new standard will supersede nearly all existing revenue recognition guidance.  The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, the standard creates a five step model that requires a company to exercise judgment when considering the terms of the contracts and all relevant facts and circumstances.  The five steps require a company to identify customer contracts, identify the separate performance obligations, determine the transaction price, allocate the transaction price to the separate performance obligations and recognize revenue when each performance obligation is satisfied. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016.  The standard allows for either full retrospective adoption, where the standard is applied to all periods presented, or modified retrospective adoption where the standard is applied only to the most current period presented in the financial statements.  Early adoption is not permitted.  Catalent is currently evaluating the impact of this standard on the Company's consolidated results of operations and financial position.
In April 2014, the FASB issued Accounting Standards Update No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of an Entity” (“ASU 2014-08”). ASU 2014-08 changes the requirements for reporting discontinued operations under Accounting Standards Codification Subtopic 250-20 ("Subtopic 205-20") by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results. The disclosure requirements for discontinued operations under ASU 2014-08 will be expanded in order to provide users of financial statements with more information about the assets, liabilities, revenues and expenses of discontinued operations. ASU 2014-08 is effective on a prospective basis for (1) all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years, and (2) all businesses that are classified as held for sale on acquisition that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years. Catalent is currently evaluating the impact of this standard on the Company's consolidated results of operations and financial position.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). ASU 2013-11 resolves the diversity in practice concerning unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective for fiscal years and interim reporting periods within those fiscal years beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. Catalent does not expect a material impact on our consolidated results of operations and financial position upon adoption.

In March 2013, the FASB issued Accounting Standards Update No. 2013-05, “Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 resolves the diversity in practice concerning the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The guidance is effective for fiscal years and interim reporting periods within those fiscal years beginning after December 15, 2013. The amendments described in the ASU are to be applied prospectively to derecognition events occurring after the effective date; prior periods are not to be adjusted. Catalent does not expect a material impact on our consolidated results of operations and financial position upon adoption.
In February 2013, the FASB issued Accounting Standards Update No. 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements” (“ASU 2013-04”). ASU 2013-04 provides guidance for the recognition, measurement, and disclosure resulting from joint and several liability arrangements. Examples of obligations that fall within the scope of the ASU include certain debt arrangements, other contractual obligations, and settled litigation. The new guidance is effective on a retrospective basis for fiscal years and interim periods within those fiscal years beginning after December 15, 2013. Catalent does not expect a material impact on the disclosures included in our consolidated financial statements upon adoption.

2.	GOODWILL

The following table summarizes the changes between June 30, 2014 and June 30, 2013 in the carrying amount of goodwill in total and by reporting segment:

(Dollars in millions)	Oral Technologies	Medication Delivery Solutions	Development & Clinical Services	Total
Balance at June 30, 2012 (1)	$839.8	$—	$190.1	$1,029.9
Additions	—	—	0.9	0.9
Foreign currency translation adjustments	(6.6)	—	(0.8)	(7.4)
Balance at June 30, 2013	833.2	—	190.2	1,023.4
Additions(2)	32.6	—	—	32.6
Foreign currency translation adjustments	26.0	—	15.1	41.1
Balance at June 30, 2014	$891.8	$—	$205.3	$1,097.1

(1)	The opening balance is reflective of historical impairment charges related to the Medication Delivery Solutions segment of approximately $158.0 million.

(2)	Acquired goodwill of $32.6 million in the Company's Oral Technologies segment was generated from acquisitions in Brazil and China during the twelve months ended June 30, 2014.
No goodwill impairment charges were required during the current or comparable prior year period. When required, impairment charges are recorded within the Consolidated Statement of Operations as Impairment charges and (gain)/loss on sale of assets.

3.	DEFINITE LIVED LONG-LIVED ASSETS
The Company’s definite lived long-lived assets include property, plant and equipment as well as other intangible assets with definite lives. Refer to footnote 17 Supplemental Balance Sheet Information for details related to property, plant and equipment.
The details of other intangible assets subject to amortization as of June 30, 2014 and June 30, 2013, are as follows:

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2014
Amortized intangibles:
Core technology	20 years	$150.2	$(53.3)	$96.9
Customer relationships	14 years	234.6	(68.0)	166.6
Product relationships	12 years	237.6	(143.5)	94.1
Total intangible assets		$622.4	$(264.8)	$357.6

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2013
Amortized intangibles:
Core technology	20 years	$143.7	$(44.4)	$99.3
Customer relationships	14 years	214.3	(50.1)	164.2
Product relationships	12 years	227.1	(118.4)	108.7
Total intangible assets		$585.1	$(212.9)	$372.2

Amortization expense was $42.4 million, $43.4 million, and $34.0 million for the fiscal year ended June 30, 2014, June 30, 2013, and June 30, 2012, respectively. Future amortization expense is estimated to be:

(Dollars in millions)	2015	2016	2017	2018	2019
Amortization expense	$43.1	$43.1	$42.6	$42.3	$37.1
There were no intangible asset impairments recorded in the current or prior period.

4.	RESTRUCTURING AND OTHER COSTS
The Company has implemented plans to restructure certain operations, both domestically and internationally. The restructuring plans focused on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount and aligning operations in a strategic and more cost-efficient structure. In addition, we may incur restructuring charges in cases where a material change in the scope of operation with our business occurs.

The following table summarizes the significant costs recorded within restructuring costs:

	Year ended June 30,
(Dollars in millions)	2014	2013	2012
Restructuring costs:
Employee-related reorganization (1)	16.5	15.1	14.9
Asset impairments	—	0.7	2.9
Facility exit and other costs (2)	3.2	2.6	1.7
Total restructuring costs	$19.7	$18.4	$19.5

(1)
Employee-related costs consist primarily of severance costs. Outplacement services provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods are also included within this classification.

(2)	Facility exit and other costs consist of accelerated depreciation, equipment relocation costs and costs associated with planned facility expansions and closures to streamline our operations.

5.	LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS
Long-term obligations and other short-term borrowings consist of the following at June 30, 2014 and June 30, 2013:

(Dollars in millions)	Maturity	June 30, 2014	June 30, 2013
Senior Secured Credit Facilities
Term loan facility dollar-denominated	September 2016	$—	$791.3
Term loan facility dollar-denominated	September 2017	—	646.3
Term loan facility dollar-denominated	May 2021	1,383.9	—
Term loan facility euro-denominated	September 2016	—	266.6
Term loan facility euro-denominated	May 2021	338.6	—
9 3/4 % Senior Subordinated euro-denominated Notes	April 2017	293.9	281.9
7 7/8 % Senior Notes	October 2018	348.7	348.2
Senior Unsecured Term Loan Facility	December 2017	274.3	274.1
$200.3 million Revolving Credit Facility	April 2016	—	—
$200.0 million Revolving Credit Facility	May 2019	—	—
Capital lease obligations	2015 to 2032	64.0	62.5
Other obligations	2015 to 2018	7.2	20.7
Total		2,710.6	2,691.6
Less: Current portion of long-term obligations and other short-term borrowings		25.2	35.0
Long-term obligations, less current portion short-term borrowings		$2,685.4	$2,656.6
The Company has historically used interest rate swaps to manage the economic effect of variable interest obligations associated with floating term loans so that the interest payable effectively becomes fixed at a certain rate, thereby reducing the impact on rate changes on interest expense. There were no interest rate swaps in place as of June 30, 2014. See Note 7 to the Consolidated Financial Statements for further discussion.
Senior Secured Credit Facilities
On April 10, 2007, we entered into a $1.8 billion senior secured credit facility (the “Credit Agreement”) consisting of: (i) an approximately $1.4 billion term loan facility consisting of Dollar Term-1 Loans (the “Dollar Term-1 Loans”) and euro Term Loans (the “Euro Term Loans”) and (ii) a $350.0 million revolving credit facility. There have been six amendments to the Credit Agreement since inception.
The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings. Borrowings under the term loan facility (secured and unsecured) and the revolving credit facility bear interest, at our option, at a rate equal to an applicable margin over either (a) a base rate determined by reference to the higher of (1) the rate of interest per annum published by The Wall Street Journal from time to time, as the “prime lending rate” and (2) the federal funds rate plus one-half of 1% or (b) a LIBOR rate determined by reference to the British Bankers Association Interest Settlement Rate for deposits in dollars for the interest period relevant to such borrowing adjusted for certain additional costs. The weighted-average interest rates during fiscal 2014 were approximately 4.29% and 4.48% for the Euro-denominated and U.S.-dollar denominated term loans, respectively and approximately 4.0% for the revolving credit facility.
In addition to paying interest on outstanding principal under our senior secured credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility with respect to the unutilized commitments thereunder. The initial commitment fee is 0.5% per annum. The commitment fee may be reduced subject to our attaining certain leverage ratios. We are also required to pay customary letter of credit fees.
The senior secured credit facilities are subject to amortization and prepayment requirements and contain certain covenants, events of default and other customary provisions.
On February 28, 2013, the Company entered into Amendment No. 5 to the Credit Agreement in order to borrow an aggregate principal amount of approximately $659.5 million of Refinancing Dollar Term-2 Loans and approximately $799.3 million of Refinancing Dollar Term-1 Loans (the "Refinancing Dollar Term-1 Loans"). The proceeds from the Refinancing Dollar Term-2 Loans were used to prepay in full all outstanding Non-Extended Euro Term Loans and Dollar Term-2 Loans under the Credit Agreement; the proceeds of the Refinancing Dollar Term-1 Loans were used to prepay in full all outstanding Extended Dollar Term-1 Loans under the Credit Agreement. The Refinancing Dollar Term-2 and Refinancing Dollar Term-1 Loans have identical terms with, and the same rights and obligations under the Credit Agreement as, the previously outstanding Dollar Term-2 Loans and Extended Dollar Term-1 Loans, respectively. The amendment set the applicable margin for the Refinancing Dollar Term-2 Loans at the Company’s option, at a percentage per annum equal to (i) in the case of eurocurrency rate loans, 3.25%, subject to a floor of 1.00%, or (ii) in the case of base rate loans, 2.25%, subject to a floor of 2.00%. The amendment set the applicable margin for the Refinancing Dollar Term-1 Loans, at the Company’s option, at a percent per annum equal to (i) in the case of eurocurrency rate loans, 3.50% or (ii) in the case of base rate loans, 2.50%. Cash paid associated with this financing activity approximated $2.6 million and $0.6 million of unamortized deferred finance costs and debt discounts were expensed.
On May 20, 2014, the Company entered into the Amended and Restated Credit Agreement to provide senior secured financing consisting of a seven year $1,400.0 million dollar term loan (the “Dollar Term Loan”), a seven-year €250.0 million euro term loan (the “Euro Term Loan”) and a five year $200.0 million revolving credit facility (the "revolving credit facility"), the proceeds of which were used to prepay in full all outstanding Refinancing Dollar Term-1 Loans, Refinancing Dollar Term-2 Loans and Extended Euro Term Loans. The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings, referred to as the swing line borrowings. Borrowings under the term loan facilities and the revolving credit facility bear interest, at the Company’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the higher of (1) the rate of interest published by The Wall Street Journal as its “prime lending rate” and (2) the federal funds rate plus one half of 1% or (b) a LIBOR rate determined by reference to the London Interbank Offered Rate set by ICE Benchmark Administration (or any successor thereto). The applicable margin for the term loans and borrowings under the revolving credit facility may be reduced subject to the Company attaining a certain total net leverage ratio. The applicable margin for borrowings is 3.50% for loans based on a LIBOR rate and 2.50% for loans based on base rate. The LIBOR rate for term loans is subject to a floor of 1.00% and the base rate for term loans is subject to a floor of 2.00%. Cash paid associated with this financing activity approximated $23.9 million. $7.2 million of unamortized deferred finance costs and debt discounts were expensed.
As of June 30, 2014, there were $17.3 million in outstanding letters of credit which reduced the borrowing capacity under the approximately $200 million revolving line of credit.
Senior Notes
On September 18, 2012, the Company issued $350 million aggregate principal amount of 7.875% Senior Notes due 2018(the “Senior Notes”). The Senior Notes will mature on October 15, 2018 and interest is payable on the Senior Notes on April 15 and October 15 of each year, commencing April 15, 2013. The Senior Notes were offered in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons in offshore transactions in accordance with Regulation S under the Securities Act. The Senior Notes were issued at a price of 100.0% of their principal amount. The Company used a portion of the net proceeds from the offering of the 7.875% Notes to finance a portion of its tender offer for the Senior Toggle Notes and partial redemption of the Senior Toggle Notes as described above. On July 29, 2014, Catalent Pharma Solutions, Inc., a wholly owned subsidiary of the Company, provided notice of its election to redeem all of the $350.0 million aggregate principal amount currently outstanding of the Senior Notes. The Senior Notes were redeemed on August 28, 2014 at a redemption price of 101.5% of the principal amount thereof plus accrued and unpaid interest. The redemption was funded with proceeds from the initial public offering.

Senior Unsecured Credit Facility
On April 29, 2013, the Company entered into a senior unsecured term loan facility, in order to borrow an aggregate principal amount of $275 million of unsecured term loans (the "Unsecured Loans") due December 31, 2017. The proceeds from the Unsecured Loans were used to redeem all $269.1 million of the remaining principal outstanding of the Company's Senior Toggle Notes at par plus accrued and unpaid interest as of May 29, 2013, the date of redemption. The Unsecured Loans bear interest, at the Company’s option, at a rate equal to the Eurocurrency Rate plus 5.25%, subject to a floor of 1.25%, or the "Base Rate" plus 4.25%, subject to a floor of 2.25%. The "Base Rate" is equal to the higher of either the Federal Funds Rate plus 0.5% or the rate of interest per annum published by the Wall Street Journal from time to time, as the “prime lending rate.” The "Eurocurrency Rate" is determined by reference to the British Bankers Association Interest Settlement rate for deposits in dollars for the interest period relevant to such borrowing adjusted for certain additional costs. The Company is not required to repay installments on the Unsecured Loans and is only required to repay the Unsecured Loans on the date of maturity. Cash paid associated with this financing activity approximated $4.7 million and $2.1 million of unamortized deferred financing costs were expensed. On August 6, 2014 we paid $114.5 million of the outstanding borrowings under the unsecured term loans with proceeds from the initial public offering.
Senior Subordinated Notes
On April 10, 2007, we issued €225.0 million 9.75% euro-denominated ($300.3 million dollar equivalent at the exchange rate effective on the issue date) Senior Subordinated Notes due 2017 (the “Senior Subordinated Notes”). The Senior Subordinated Notes are unsecured senior subordinated obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company (including the senior credit facilities and the Senior Toggle Notes). Interest on the Senior Subordinated Notes is payable semi-annually in cash in arrears on each April 15 and October 15, which commences on October 15, 2007. On August 5, 2014, Catalent Pharma Solutions, Inc., a wholly owned subsidiary of the Company, provided notice of its election to redeem all of the €225.0 million aggregate principal amount currently outstanding of the Senior Subordinated Notes. The Senior Subordinated Notes were redeemed on September 4, 2014 at a redemption price of 101.625% of the principal amount thereof plus accrued and unpaid interest. The redemption was funded with proceeds from the initial public offering.
Long-Term and Other Obligations
Other obligations consist primarily of capital leases for buildings and other loans for business and working capital needs.

Maturities of long-term obligations, including capital leases of $64.0 million, and other short-term borrowings for future fiscal years are:

(Dollars in millions)	2015	2016	2017	2018	2019	Thereafter	Total
Maturities of long-term and other obligations	$25.2	19.5	313.6	294.2	368.9	1,689.2	$2,710.6
Debt Issuance Costs
Debt issuance costs are capitalized within prepaid expenses and other assets on the balance sheet and amortized over the life of the related obligation through charges to interest expense in the Consolidated Statements of Operations. The unamortized total of debt issuance costs were approximately $19.7 million and $20.3 million as of June 30, 2014 and June 30, 2013, respectively. Amortization of debt issuance costs, excluding amounts expensed as part of the current year financing activity, totaled $10.2 million and $9.2 million for the fiscal years ended June 30, 2014 and June 30, 2013, respectively.
Guarantees and Security
All obligations under the senior secured credit agreement and the 7.875% Notes and the Senior Subordinated Notes (together, the “notes”) are unconditionally guaranteed by each of the Company's existing U.S. wholly-owned subsidiaries, other than the Company's Puerto Rico subsidiaries, subject to certain exceptions.
All obligations under the Senior Secured Credit Facilities, and the guarantees of those obligations, are secured by substantially all of the following assets of the Company and each guarantor, subject to certain exceptions:

•
a pledge of 100% of the capital stock of the Company and 100% of the equity interests directly held by the Company and each guarantor in any wholly-owned material subsidiary of the Company or any guarantor (which pledge, in the case of any non-U.S. subsidiary of a U.S. subsidiary, will not include more than 65% of the voting stock of such non-U.S. subsidiary); and

•	a security interest in, and mortgages on, substantially all tangible and intangible assets of the Company and of each guarantor, subject to certain limited exceptions.

Debt Covenants
The Credit Agreement, the senior unsecured term loan facility, and the indentures governing the notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s (and the Company’s restricted subsidiaries’) ability to incur additional indebtedness or issue certain preferred shares; create liens on assets; engage in mergers and consolidations; sell assets; pay dividends and distributions or repurchase capital stock; repay subordinated indebtedness; engage in certain transactions with affiliates; make investments, loans or advances; make certain acquisitions; and in the case of the Company’s Credit Agreement, enter into sale and leaseback transactions, amend material agreements governing the Company’s subordinated indebtedness (including the Senior Subordinated Notes) and change the Company’s lines of business.
The Credit Agreement, the senior unsecured term loan facility, and the indentures governing the notes also contain change of control provisions and certain customary affirmative covenants and events of default. As of June 30, 2014, the Company was in compliance with all covenants related to its long-term obligations. The Company’s long-term debt obligations do not contain any financial maintenance covenants.
Subject to certain exceptions, the senior credit agreement, the unsecured term loan facility and the indentures governing the notes will permit the Company and its restricted subsidiaries to incur additional indebtedness, including secured indebtedness. None of the Company's non-U.S. subsidiaries or Puerto Rico subsidiaries is a guarantor of the loans or notes.
As market conditions warrant and subject to the Company's contractual restrictions and liquidity position, the Company, its affiliates and/or the Company's major equity holders, including Blackstone and its affiliates, may from time to time repurchase the Company's outstanding debt securities, including the Senior Notes and the Senior Subordinated Notes and/or the Company's outstanding bank loans in privately negotiated or open market transactions, by tender or otherwise. Any such repurchases may be funded by incurring new debt, including additional borrowings under the Company's existing credit facility. Any new debt may also be secured debt. The Company may also use available cash on the balance sheet. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, since some of the Company's debt may trade at a discount to the face amount, any such purchases may result in the Company's acquiring and retiring a substantial amount of any particular series, with the attendant reduction in the trading liquidity of any such series.

Under the indentures governing the notes, the credit agreement governing the senior secured credit facility, the senior unsecured credit facility, the Company's ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments and paying certain dividends is tied to ratios based on Adjusted EBITDA (which is defined as “EBITDA” in the indentures). Adjusted EBITDA is based on the definitions in the Company's indentures, the credit agreement governing the senior unsecured credit facility and the credit agreement governing the senior unsecured credit facility, is not defined under U.S. GAAP, and is subject to important limitations.

6. EARNINGS PER SHARE
The reconciliations between basic and diluted earnings per share attributable to Catalent common shareholders for the fiscal years ended June 30, 2014, 2013 and 2012 are as follows (in millions, except per share data):

	Year ended June 30,
	2014	2013	2012
Earnings / (loss) from continuing operations less net income / (loss) attributable to noncontrolling interest	$18.9	$(50.8)	$16.9
Earnings / (loss) from discontinued operations	(2.7)	1.2	(41.3)
Net earnings / (loss) attributable to Catalent	$16.2	$(49.6)	$(24.4)

Weighted average shares outstanding	75,045,147	74,970,628	74,875,377
Dilutive securities issuable-stock plans	1,078,710	—	509,060
Total weighted average diluted shares outstanding	76,123,857	74,970,628	75,384,437

Basic earnings per share of common stock:
Earnings / (loss) from continuing operations	$0.25	$(0.68)	$0.23
Earnings / (loss) from discontinued operations	(0.03)	0.02	(0.56)
Net earnings / (loss) attributable to Catalent	$0.22	$(0.66)	$(0.33)

Diluted earnings per share of common stock-assuming dilution:
Earnings / (loss) from continuing operations	$0.25	$(0.68)	$0.22
Earnings / (loss) from discontinued operations	(0.04)	0.02	(0.54)
Net earnings / (loss) attributable to Catalent	$0.21	$(0.66)	$(0.32)
The computation of diluted earnings per share for June 30, 2014 and 2012 excludes the effect of potential shares issuable under the employee stock option plan of 2.3 million and 1.6 million options, respectively, because the vesting provisions of those awards specify performance or market-based conditions that had not been met as of the period end. The computation of diluted earnings per share for 2013 excludes the effect of the potential common shares issuable under the employee stock option plan of approximately 6.5 million shares, and excludes restricted share awards of 0.3 million, because the Company had a net loss for the year and the effect would therefore be anti-dilutive.

7.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Risk Management Objective of Using Derivatives
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company has historically entered into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments have been used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings. The Company does not net any of its derivative positions under master netting arrangements.
The Company is exposed to fluctuations in the EUR-USD exchange rate on its investments in foreign operations in Europe. While the Company does not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in euros. At June 30, 2014, the Company had euro-denominated debt outstanding of $632.5 million that qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the effective portion of the translation gains or losses are reported in accumulated other comprehensive income/(loss) as part of the cumulative translation adjustment. For the fiscal year ended June 30, 2014 the Company recorded a loss of $13.6 million within cumulative translation adjustment. The net accumulated gain of this net investment as of June 30, 2014 included within other comprehensive income/(loss) was approximately $49.5 million. For the fiscal year ended June 30, 2014, the Company recognized an unrealized foreign exchange loss of $9.6 million in the consolidated statement of operations related to a portion of its euro-denominated debt not designated as a net investment hedge. For the fiscal year ended June 30, 2013, the Company recognized an unrealized foreign exchange loss of $6.7 million.
Amounts are reclassified out of accumulated other comprehensive income/(loss) into earnings when the hedged net investment is either sold or substantially liquidated.
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives historically were to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily used interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges for financial reporting purposes is recorded in accumulated other comprehensive income/(loss) on the balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. We did not have any interest rate swap agreements in place for the fiscal year ended June 30, 2014 and June 30, 2013.
During fiscal year 2013, our two U.S. dollar-denominated and one euro-denominated interest rate swap agreements, which were designated as effective cash flow hedges for financial reporting purposes, matured. The Company's Japanese yen interest rate swap, effective as an economic hedge but not designated as effective for financial reporting purposes also matured during fiscal year 2013. As of June 30, 2014, we did not have any interest rate swap agreements in place that would have the economic effect of modifying the variable interest obligations associated with our floating rate term loans.
On February 28, 2013, in connection with the refinancing of the Company’s €44.9 million Euro term loan, Catalent de-designated €35.0 million of the €240.0 million notional Euribor-based interest rate swap. Prior to de-designation, the effective portion of the change in fair value of the derivative was recorded as a component of other comprehensive income/(loss). The other comprehensive income/(loss) balance associated with the de-designated portion of the derivative will be reclassified to earnings when either the originally hedged forecasted interest payments on the hedged debt affect earnings or at the time the originally forecasted transactions become probable of not occurring. The amount of losses reclassified into earnings as a result of the discontinuance of a portion of the Euribor-based interest rate swap as a cash flow hedge for the fiscal year ended June 30, 2013 is $0.1 million.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statement of Operations for the fiscal year ended June 30, 2014, June 30, 2013 and June 30, 2012.

(Dollars in millions)	The Effect of Derivative Instruments on the Consolidated Statement of Operations for the
	Fiscal Years Ended June 30, 2014, June 30, 2013 and June 30, 2012
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of (Gain) or Loss Recognized in OCI on Derivative (Effective Portion)	Location of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount excluded from Effectiveness Testing)	Amount of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount excluded from Effectiveness Testing)
Fiscal Year 2014:
Interest Rate Swaps	$—	Interest expense, net	$—	Other (income)/expense, net	$—
Fiscal Year 2013:
Interest Rate Swaps	$1.1	Interest expense, net	$21.6	Other (income)/expense, net	$0.1
Fiscal Year 2012:
Interest Rate Swaps	$11.0	Interest income/ (expense), net	$26.4	Other (income)/expense, net	$0.2

8.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS
ASC 820 Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 defines fair value as the exit price that would be received to sell an asset or paid to transfer a liability. Fair value is a market-based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability. Valuation techniques used to measure fair value should maximize the use of observable inputs and minimize the use of unobservable inputs. To measure fair value, the Company uses the following fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable:
Level 1 – Quoted prices in active markets for identical assets or liabilities.
Level 2 – Inputs other than Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Value is determined using pricing models, discounted cash flow methodologies, or similar techniques and also includes instruments for which the determination of fair value requires significant judgment or estimation.
Fair value under ASC 820 is principally applied to financial assets and liabilities which, for Catalent, include both investments in money market funds and derivative instruments—interest rate swaps. The Company is not required to apply all the provisions of ASC 820 in financial statements to the nonfinancial assets and nonfinancial liabilities. There were no changes from the previously reported classification of financial assets and liabilities. The following table provides a summary of financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value Measurements Using:
(Dollars in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$1.4	$1.4	$—	$—

Liabilities
Contingent consideration	$0.9	$—	$—	$0.9
The following table provides a summary of financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2013, aggregated by the level in the fair value hierarchy in which those measurements fall:

		Fair Value Measurements Using:
(Dollars in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$5.8	$5.8	$—	$—

Liabilities
Contingent consideration	$—	$—	$—	$—

Cash Equivalents
The fair value of cash and cash equivalents is estimated on the quoted market price of the investments. The carrying amounts of the Company’s cash equivalents approximate their fair value due to the short-term maturity of these instruments.
Derivative Instruments – Interest Rate Swaps
Historically, the Company has used interest rate swaps to manage interest rate risk on its variable rate long-term debt obligations. The fair value of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on the expectation of future interest rates (forward curves) and derived from observed market interest rate curves. In addition, to comply with the provision of ASC 820, credit valuation adjustments, which consider the impact of any credit enhancements on the contracts, are incorporated in the fair values to account for potential nonperformance risk.
Long-Term Obligations
The estimated fair value of long-term debt was calculated based on the quoted market prices for the same liabilities or discounted cash flow methodologies which include other inputs corroborated by observable market data.
The carrying amounts and the estimated Level 2 fair values of financial instruments as of June 30, 2014 and June 30, 2013, are as follows:

	June 30, 2014		June 30, 2013
(Dollars in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt and other	$2,710.6	$2,680.2	$2,691.6	$2,633.2

9.	INCOME TAXES
Earnings/(loss) from continuing operations before income taxes and discontinued operations are as follows for the fiscal years ended 2014, 2013, and 2012:

	Fiscal Year Ended June 30,
(Dollars in millions)	2014	2013	2012
U.S. Operations	$(75.6)	$(124.9)	$(402.1)
Non-U.S. Operation	$143.0	$101.0	$420.7
	$67.4	$(23.9)	$18.6

The provision /(benefit) for income taxes consists of the following for the fiscal years ended 2014, 2013, and 2012:

	Fiscal Year Ended June 30,
(Dollars in millions)	2014	2013	2012
Current:
Federal	$—	$(0.4)	$—
State and local	(1.2)	(2.4)	0.1
Non-U.S.	55.7	21.2	19.2
Total	$54.5	$18.4	$19.3
Deferred:
Federal	$5.3	$8.8	$(8.4)
State and local	0.4	(0.3)	(1.4)
Non-U.S.	(10.7)	0.1	(9.0)
Total	(5.0)	8.6	(18.8)

Total provision/(benefit)	$49.5	$27.0	$0.5

A reconciliation of the provision/(benefit) based on the federal statutory income tax rate to the Company's effective income tax rate is as follows for the fiscal years ended 2014, 2013, and 2012:

	Fiscal Year Ended June 30,
(Dollars in millions)	2014	2013	2012
Provision at U.S. federal statutory tax rate	$18.7	$(4.9)	$8.6
State and local income taxes, net of federal benefit	0.6	0.5	0.2
Foreign tax rate differential	(19.7)	(18.1)	(43.1)
Permanent items	24.8	53.5	36.6
Unrecognized tax positions	33.9	—	(2.8)
Tax valuation allowance	(10.4)	3.6	28.1
Foreign tax credit - Non U.S.	(0.8)	(3.4)	(0.2)
Withholding tax and other foreign taxes	6.2	5.1	(6.5)
Change in tax rate	(5.2)	(4.3)	(1.9)
Tax effect of OCI deferred taxes - U.S.	—	2.9	(16.0)
Other	1.4	(7.9)	(2.5)
	$49.5	$27.0	$0.5

Included within the reconciliation is a true up of the beginning deferred balances.

As of June 30, 2014, the Company had $383.5 million of undistributed earnings from non-U.S. subsidiaries that are intended to be permanently reinvested in non-U.S. operations. As these earnings are considered permanently reinvested, no U.S. tax provision has been accrued related to the repatriation of these earnings. It is not feasible to estimate the amount of U.S. tax that might be payable on the eventual remittance of such earnings.

Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carry forwards for tax purposes. The components of the deferred income tax assets and liabilities are as follows at June 30, 2014 and 2013:

	Fiscal Year Ended June 30,
(Dollars in millions)	2014	2013
Deferred income tax assets:
Accrued liabilities	$25.1	$29.9
Equity compensation	10.0	8.1
Loss and tax credit carry forwards	196.2	211.2
Foreign Currency	23.2	24.3
Pension	50.6	44.7
Property-related	11.8	28.1
Intangibles	16.3	11.8
Other	16.9	10.3
OCI	4.0	3.0
Total deferred income tax assets	354.1	371.4
Valuation Allowance	(218.2)	(208.4)
Net deferred income tax assets	$135.9	$163.0

	Fiscal Year Ended June 30,
(Dollars in millions)	2014	2013
Deferred income tax liabilities:
Accrued Liabilities	(0.2)	(2.6)
Equity Compensation	—	—
Foreign Currency	(0.1)	(0.3)
Property-related	(15.1)	(35.2)
Goodwill and other intangibles	(164.7)	(171.9)
Other	(1.2)	(0.4)
Other comprehensive income	(19.8)	(24.1)
Total deferred income tax liabilities	$(201.1)	(234.5)

Net deferred income tax liabilities	$(65.2)	$(71.5)

Deferred tax assets and liabilities in the preceding table are in the following captions in the balance sheet at June 30, 2014 and 2013:

	Fiscal Year Ended June 30,
(Dollars in millions)	2014	2013
Current deferred tax asset	$12.7	$17.5
Non-current deferred tax asset	26.3	23.7
Current deferred tax liability	1.0	0.9
Non-current deferred tax liability	103.2	111.8
Net deferred tax asset/(liability)	$(65.2)	$(71.5)
At June 30, 2014, the Company has federal net operating loss carry forwards of $329.5 million, $7.8 million of which are subject to Internal Revenue Code Section 382 limitations, because they were generated in years prior to April 10, 2007, when the Company was owned by Cardinal. The federal loss carry forwards will expire in fiscal years 2022 through 2033. At June 30, 2014, the Company has state tax loss carry forwards of $459.4 million. Approximately $102.7 million of these losses are state tax losses generated in periods prior to the period ending June 30, 2007. Substantially all state carry forwards have a twenty year carry forward period. In accordance with ASC 718, $37.8 million of federal and state losses were generated in the current and prior tax years as a result of tax deductions for equity. Such deductions are not being recognized for financial statement purposes because a cash tax benefit was not realized by the Company, as determined using a with-and-without approach as described in ASC 740-20. As a result, these deductions are not reflected in the federal and state net operating loss carry forward amounts indicated above. At June 30, 2014, the Company has international tax loss carry forwards of $89.8 million. Substantially all of these carry forwards are available for at least three years or have an indefinite carry forward period.
The Company has established a full valuation allowance against its net federal and state deferred tax assets as management does not believe it is more likely than not that these assets will be realized. The Company's overall valuation allowance as of June 30, 2014 was $218.2 million. During the fiscal year the increase/(decrease) in valuation allowance related to federal, state and foreign assets was $1.3 million, $7.6 million, and $0.9 million, respectively. As of June 30, 2013 the valuation allowance totaled $208.4 million. This total includes a full valuation allowance of $145.9 million and $32.9 million against its net federal and state deferred tax assets, respectively. At June 30, 2013, the Company has also recorded a valuation allowance of $29.6 million against certain of its foreign net deferred tax assets. The net increase in the valuation allowance of $9.8 million is primarily due to an increase of $7.6 million in state valuation allowance, which was a result of increases in select U.S. deferred tax asset accounts such as net operating losses. During the current fiscal year the Company generated federal and state taxable income due to U.S. income inclusions resulting from deemed distributions from foreign subsidiaries. This income is not considered to be from normal operating activities.
Management evaluates all available evidence; both positive and negative using a more likely than not standard, in determining if adjustments to the valuation allowance are necessary. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carry forward periods, previous experience with tax attributes expiring unused and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income in the carry back or carry forward periods provided for in the tax law for each applicable tax jurisdiction.
As part of the 2007 acquisition from Cardinal, the Company has been indemnified by Cardinal for tax liabilities that may arise in the future that relate to tax periods prior to April 10, 2007 (the “Formation Date”). The indemnification agreement includes, among other taxes, any and all Federal, state and international income based taxes as well as any interest and penalties that may be related thereto.
Similarly, as part of the 2012 purchase of the CTS business from Aptuit, Inc., the Company has been indemnified by Aptuit, Inc for tax liabilities that may arise in the future that relate to tax periods prior to February 17, 2012. The indemnification agreement includes, among other taxes, any and all Federal, state and international income based taxes as well as any interest and penalties that may be related thereto.
The amount of income taxes the Company may pay is subject to ongoing audits by federal, state and foreign tax authorities, which may result in proposed assessments. The Company's estimate for the potential outcome for any uncertain tax issue is highly judgmental. The Company assesses its income tax positions and record benefits for all years subject to examination based upon management's evaluation of the facts, circumstances and information available at the reporting date. For those tax positions for which it is more likely than not that a tax benefit will be sustained, the Company records the amount that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties are accrued, where applicable. If we do not believe that it is more likely than not that a tax benefit will be sustained, no tax benefit is recognized.
ASC 740 includes guidance on the accounting for uncertainty in income taxes recognized in the financial statements. This standard also provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. As of June 30, 2014, the Company had a total of $60.6 million of unrecognized tax benefits. A reconciliation of our unrecognized tax benefit, excluding accrued interest for June 30, 2014, June 30, 2013 and June 30, 2012 are as follows:

(Dollars in millions)
Balance at June 30, 2012	$33.4
Additions based on tax positions related to the current year	5.4
Additions for tax positions of prior years	1.9
Reductions for tax positions of prior years	(1.1)
Settlements	$(1.9)
Balance at June 30, 2013	$37.7
Additions based on tax positions related to the current year	7.5
Additions for tax positions of prior years	25.1
Reductions for tax positions of prior years	(4.8)
Settlements	(4.9)
Balance at June 30, 2014	$60.6
Of this amount, $41.4 million and $9.6 million represent the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate as of June 30, 2014 and June 30, 2013, respectively. An additional $19.2 million represents the amount of unrecognized tax benefits that, if recognized, would not impact the effective income tax rate due to a full valuation allowance.
In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including major jurisdictions such as Germany, United Kingdom, France, Belgium, the United States, and various states. The Company is no longer subject to examinations by the relevant tax authorities for years prior to fiscal 2001.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2014, the Company has approximately $5.1 million of accrued interest related to uncertain tax positions, an increase of $0.1 million from the prior year. The Company had approximately $5.0 million and $6.0 million of accrued interest related to uncertain tax positions as of June 30, 2013 and 2012, respectively. The portion of such interest and penalties subject to indemnification by Cardinal is $2.0 million, a decrease of $2.1 million from the prior year.

10.	EMPLOYEE RETIREMENT BENEFIT PLANS
The Company sponsors various retirement plans, including defined benefit pension plans and defined contribution plans. Substantially all of the Company's domestic non-union employees are eligible to participate in an employer-sponsored retirement savings plans, which include features under Section 401(k) of the Internal Revenue Code of 1986, as amended, and provide for company matching contributions. The Company's contributions to the plans are determined by its Board of Directors subject to certain minimum requirements as specified in the plans. The Company uses a measurement date of June 30 for all of its retirement and postretirement benefit plans.
In addition, the Company has recorded $39.6 million in obligations related to its withdrawal from a multi-employer pension plan related to a former commercial packaging site, a clinical services site and a former printed components operation. The Company's withdrawal from these multi-employer pension plans has been classified as a mass withdrawal under the Multiemployer Pension Plan Amendments Act of 1980, and, as amended, under the Pension Protection Act of 2006. The estimated discounted value of the projected contributions related to these plans is $39.6 million and $39.7 million as of June 30, 2014 and June 30, 2013, respectively. The withdrawal from the plan resulted in the recognition of liabilities associated with the Company's long term obligations in both the prior and current year periods, which were primarily recorded as an expense within discontinued operations. The actuarial review process, which is administered by the plan trustees, is ongoing and we await final determination as to the Company's ultimate liability. The annual cash impact associated with our long term obligation approximates $1.7 million per year. Refer to footnote 15 to the Consolidated Financial Statements for further discussion.
The following table provides a reconciliation of the change in projected benefit obligation and fair value of plan assets for the defined benefit retirement and other retirement plans, excluding the multi-employer pension plan liability:

At June 30,	Retirement Benefits		Other Post-Retirement Benefits
(Dollars in millions)	2014	2013	2014	2013
Accumulated Benefit Obligation	$324.4	$279.7	$4.4	$4.9

Change in Benefit Obligation
Benefit obligation at beginning of year	289.1	292.2	4.9	5.3
Company service cost	2.8	2.8	—	—
Interest cost	12.2	11.9	0.2	0.2
Employee contributions	—	0.1	—	—
Plan amendments	—	—	—	—
Curtailments	—	—	—	—
Settlements	(1.7)	(1.6)	—	—
Special termination benefits	—	—	—	—
Divestitures	—	—	—	—
Business combinations	—	—	—	—
Benefits paid	(10.9)	(9.8)	(0.3)	(0.2)
Actual expenses	(0.1)	—	—	—
Actuarial (gain)/loss	24.3	(6.1)	(0.4)	(0.3)
Exchange rate gain/(loss)	18.1	(0.4)	—	(0.1)
Benefit obligation at end of year	333.8	289.1	4.4	4.9

Change in Plan Assets
Fair value of plan assets at beginning of year	198.4	191.4	—	—
Actual return on plan assets	14.0	12.9	—	—
Company contributions	8.6	8.9	0.3	0.2
Employee contributions	—	0.1	—	—
Settlements	(1.7)	(1.6)	—	—
Special company contributions to fund termination benefits	—	—	—	—
Divestitures	—	—	—	—
Business combinations	—	—	—	—
Benefits paid	(10.9)	(9.8)	(0.3)	(0.2)
Actual expenses	(0.1)	—	—	—
Exchange rate gain/(loss)	13.9	(3.5)	—	—
Fair value of plan assets at end of year	222.2	198.4	—	—

Funded Status
Funded status at end of year	(111.4)	(90.7)	(4.4)	(4.9)
Employer contributions between measurement date and reporting date	—	—	—	—
Net pension asset (liability)	(111.4)	(90.7)	(4.4)	(4.9)

The following table provides a reconciliation of the net amount recognized in the Consolidated Balance Sheets:

At June 30,	Retirement Benefits		Other Post-Retirement Benefits
(Dollars in millions)	2014	2013	2014	2013
Amounts Recognized in Statement of Financial Position
Noncurrent assets	$0.7	$0.4	$—	$—
Current liabilities	(1.0)	(1.0)	(0.4)	(0.5)
Noncurrent liabilities	(111.1)	(90.1)	(4.0)	(4.4)
Total asset/(liability)	(111.4)	(90.7)	(4.4)	(4.9)

Amounts Recognized in Accumulated Other Comprehensive Income
Transition (asset)/obligation	—	—	—	—
Prior service cost	0.2	0.2	—	—
Net (gain)/loss	52.2	32.5	(0.9)	(0.6)
Total accumulated other comprehensive income at the end of the year	52.4	32.7	(0.9)	(0.6)

Additional Information for Plan with ABO in Excess of Plan Assets
Projected benefit obligation	318.1	272.7	4.4	4.9
Accumulated benefit obligation	311.2	265.7	4.4	4.9
Fair value of plan assets	206.0	181.6	—	—

Additional Information for Plan with PBO in Excess of Plan Assets
Projected benefit obligation	318.1	272.7	4.4	4.9
Accumulated benefit obligation	311.2	265.7	4.4	4.9
Fair value of plan assets	206.0	181.6	—	—

Components of Net Periodic Benefit Cost
Service Cost	2.8	2.8	—	—
Interest Cost	12.2	11.9	0.2	0.2
Expected return on plan assets	(10.4)	(9.8)	—	—
Amortization of unrecognized:
Transition (asset)/obligation	—	—	—	—
Prior service cost	—	—	—	—
Net (gain)/loss	1.3	0.9	—	—
Ongoing periodic cost	5.9	5.8	0.2	0.2
Settlement/curtailment expense/(income)	0.2	0.2	—	—
Net periodic benefit cost	6.1	6.0	0.2	0.2

At June 30,	Retirement Benefits		Other Post-Retirement Benefits
(Dollars in millions)	2014	2013	2014	2013
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net (gain)/loss arising during the year	$20.7	$(9.2)	(0.3)	(0.3)
Prior service cost (credit) during the year	—	—	—	—
Transition asset/(obligation) recognized during the year	—	—	—	—
Prior service cost recognized during the year	—	—	—	—
Net gain/(loss) recognized during the year	(1.5)	(1.1)	—	—
Exchange rate gain/(loss) recognized during the year	0.5	0.4	—	—
Total recognized in other comprehensive income	$19.7	$(9.9)	$(0.3)	$(0.3)
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income
Total recognized in net periodic benefit cost and other comprehensive income	$27.3	$(3.9)	$(0.2)	$(0.1)
Estimated Amounts to be Amortized from Accumulated Other Comprehensive Income into Net Periodic Benefit Cost
Amortization of:
Transition (asset)/obligation	$—	$—	$—	$—
Prior service cost/(credit)	—	—	—	—
Net (gain)/loss	2.0	1.2	(0.1)	—
Financial Assumptions Used to Determine Benefit Obligations at the Balance Sheet Date
Discount rate (%)	3.73%	4.14%	3.67%	3.92%
Rate of compensation increases (%)	2.10%	2.51%	N/A	N/A
Financial Assumptions Used to Determine Net Periodic Benefit Cost for Financial Year
Discount rate (%)	4.14%	4.09%	3.92%	3.38%
Rate of compensation increases (%)	2.51%	2.51%	N/A	N/A
Expected long-term rate of return (%)	5.11%	5.12%	N/A	N/A
Expected Future Contributions
Financial Year
2015	$8.9		$0.4

At June 30,	Retirement Benefits		Other Post-Retirement Benefits
(Dollars in millions)	2014	2013	2014	2013
Expected Future Benefit Payments
Financial Year
2015	9.7	10.9	0.4	0.5
2016	11.3	9.2	0.4	0.5
2017	10.6	10.7	0.4	0.5
2018	12.7	10.4	0.4	0.4
2019	12.7	12.1	0.4	0.4
2020-2024	77.5	69.3	1.6	1.8

Actual Asset Allocation (%)
Equities	34.0%	34.1%	—%	—%
Government Bonds	27.0%	21.0%	—%	—%
Corporate Bonds	17.1%	22.0%	—%	—%
Property	3.0%	2.8%	—%	—%
Insurance Contracts	9.5%	9.8%	—%	—%
Other	9.4%	10.3%	—%	—%
Total	100.0%	100.0%	—%	—%

Actual Asset Allocation (Amount)
Equities	75.7	67.9	—	—
Government Bonds	60.0	41.6	—	—
Corporate Bonds	37.9	43.6	—	—
Property	6.6	5.5	—	—
Insurance Contracts	21.0	19.4	—	—
Other	21.0	20.4	—	—
Total	222.2	198.4	—	—

Target Asset Allocation (%)
Equities	34.3%	33.8%	—%	—%
Government Bonds	24.5%	18.1%	—%	—%
Corporate Bonds	21.7%	27.8%	—%	—%
Property	3.6%	3.7%	—%	—%
Insurance Contracts	7.1%	7.5%	—%	—%
Other	8.8%	9.1%	—%	—%
Total	100.0%	100.0%	—%	—%
The Company employs a building block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equities and fixed income are preserved consistent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established via a building block approach with proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed to check for reasonability and appropriateness.
Plan assets are recognized and measured at fair value in accordance with the accounting standards regarding fair value measurements. The following are valuation techniques used to determine the fair value of each major category of assets.

•	Short-term Investments, Equity securities, Fixed Income Securities, and Real Estate are valued using quoted market prices or other valuation methods, and thus are classified within Level 1 or Level 2.

•
Insurance Contracts and Other include investments with some observable and unobservable prices that are adjusted by cash contributions and distributions, and thus are classified within Level 2 or Level 3.

The following table provides a summary of plan assets that are measured in fair value as of June 30, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall:

(Dollars in millions)	Total Assets	Level 1	Level 2	Level 3

Equity Securities	$75.7	$6.1	$69.6	—
Debt Securities	97.9	26.8	71.1	—
Real Estate	6.6	—	0.4	6.2
Other	42.0	—	18.1	23.9
Total	$222.2	$32.9	$159.2	$30.1

Level 3 real estate assets consist of a UK Property fund ("UBS Life Triton Property Fund") which directly invests in properties which are held in the UK. The funds are priced using the Net Asset Value ("NAV") of the fund and investors also get Bid and Offer prices on a monthly basis. The NAV is extracted using UK GAAP and its primary asset is Investment Properties. Investment properties are measured at fair value as determined by third party independent appraisers (the "Values"). Their value is ascertained by reference to the market value, having regard to whether they are let or un-let at the date of valuation, in accordance with the Appraisal and Valuation Manual issued by the Royal Institution of Chartered Surveyors.

Level 3 other assets consist of an insurance contract in the UK to fulfill the benefit obligations for a portion of the participant's benefits. The value of this commitment is determined using the same assumptions and methods used to value the UK Retirement & Death Benefit Plan pension liability. Level 3 other assets also include the partial funding of the Eberbach Pension through a company promissory note or loan with an annual rate of interest of 5%. The value of this commitment fluctuates due to contributions and benefit payments in addition to loan interest.
The following table provides a summary of plan assets that are measured in fair value as of June 30, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall:

(Dollars in millions)	Total Assets	Level 1	Level 2	Level 3

Equity Securities	$67.9	$6.0	$61.9	—
Debt Securities	85.2	23.5	61.7	—
Real Estate	5.5	—	0.7	4.8
Other	39.8	—	18.1	21.7
Total	$198.4	$29.5	$142.4	$26.5

The following table provides a reconciliation of the beginning and ending balances of level 3 assets as well as the changes during the period attributable to assets held and those purchases, sales, settlements, contributions and benefits that were paid:
Total (Level 3)
Asset Category Allocations - June 30, 2014

Total ( Level 3)	Fair Value Measurement	Fair Value Measurement	Fair Value Measurement
All figures in U.S. Dollars	Using Significant	Using Significant	Using Significant
(Dollars in millions)	Unobservable Inputs	Unobservable Inputs	Unobservable Inputs
	Total (Level 3)	Insurance Contracts	Other
Beginning Balance at June 30, 2013	$26.5	$4.0	$22.5
Actual return on plan assets:
Relating to assets still held at the reporting date	4.0	1.0	—
Relating to assets sold during the period	—	—	3.1
Purchases, sales, settlements, contributions and benefits paid	(0.4)	(0.2)	—
Transfers in and/or out of Level 3	—	—	(0.2)
Ending Balance at June 30, 2014	$30.1	$4.8	$25.4
The investment policy reflects the long-term nature of the plans' funding obligations. The assets are invested to provide the opportunity for both income and growth of principal. This objective is pursued as a long-term goal designed to provide required benefits for participants without undue risk. It is expected that this objective can be achieved through a well-diversified asset portfolio. All equity investments are made within the guidelines of quality, marketability and diversification mandated by the Employee Retirement Income Security Act (“ERISA”) (for plans subject to ERISA) and other relevant statutes. Investment managers are directed to maintain equity portfolios at a risk level approximately equivalent to that of the specific benchmark established for that portfolio. Assets invested in fixed income securities and pooled fixed income portfolios are managed actively to pursue opportunities presented by changes in interest rates, credit ratings or maturity premiums.

At June 30,	Other Post-Retirement Benefits
(Actual dollar amounts)	2014	2013

Assumed Healthcare Cost Trend Rates at the Balance Sheet Date
Healthcare cost trend rate – initial (%)
Pre 65	7.60%	7.81%
Post 65	10.91%	7.14%
Healthcare cost trend rate – ultimate (%)
Pre 65	4.70%	4.67%
Post 65	4.70%	4.67%
Year in which ultimate rates are reached
Pre 65	2021	2021
Post 65	2020	2020
Effect of 1% Change in Healthcare Cost Trend Rate
Healthcare cost trend rate up 1%
on APBO at balance sheet date	$278,651	$288,650
on total service and interest cost	11,363	10,129
Effect of 1% Change in Healthcare Cost Trend Rate
Healthcare cost trend rate down 1%
on APBO at balance sheet date	$(245,360)	$(256,221)
on total service and interest cost	(10,008)	(8,987)
Expected Future Contributions
Financial Year
2015	$383,065

11.	RELATED PARTY TRANSACTIONS
Advisor Transaction and Management Fees
The Company entered into a transaction and advisory fee agreement with affiliates of Blackstone and certain other Investors in BHP PTS Holdings L.L.C. (the “Investors”), the investment entity controlled by affiliates of Blackstone that was formed in connection with the Investors' investment in Phoenix. The Company pays an annual sponsor advisory fee to Blackstone and the Investors for certain monitoring, advisory and consulting services to the Company. During the fiscal year ended June 30, 2014, 2013 and 2012 this management fee was approximately $12.9 million, $12.4 million and $11.8 million, respectively. This fee was recorded as expense within selling, general and administrative expenses in the Consolidated Statements of Operations. In addition, pursuant to the terms of the transaction and advisory services agreement with affiliates of Blackstone, the Company paid $10.0 million in the aggregate in connection with the CTS Acquisition during the fiscal year ended 2012. In connection with the Initial Public Offering, the Company paid the Investors a termination fee of $29.8 million in August 2014.

Other Related Party Transactions
The Company participates in an employer health program agreement with Equity Healthcare LLC (“Equity Healthcare”). Equity Healthcare negotiates with providers of standard administrative services for health benefit plans and other related services for cost discounts and quality of service monitoring capability by Equity Healthcare. Because of the combined purchasing power of its client participants, Equity Healthcare is able to negotiate pricing terms for providers that are believed to be more favorable than the companies could obtain for themselves on an individual basis. In consideration for these services, the Company paid Equity Healthcare a fee of $2.60 and $2.70 per participating employee per month in calendar year 2013 and 2014, respectively. As of June 30, 2014, we had approximately 2,360 employees enrolled in our health benefit plans in the United States. Equity Healthcare is an affiliate of Blackstone.

In addition, the Company does ordinary course business with a number of other companies affiliated with Blackstone; we believe that all such arrangements have been entered into in the ordinary course of our business and have been conducted on an arm's length basis.

12.	EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Description of Capital Stock
The Company is authorized to issue 84 million shares of capital stock, all of which are Common Stock, with a par value of $0.01 per share. In accordance with the Certificate of Incorporation of the Company, each share of Common Stock shall have one vote, and the Common Stock shall vote together as a single class. As of June 30, 2014, substantially all of the outstanding shares of the capital stock of the Company have been issued to, and are held by, Phoenix Charter, LLC. In accordance with the By-Laws of the Company, the Board of Directors may declare dividends upon the stock of the Company as and when the Board deems appropriate. See Note 19 Subsequent Events for discussion of the Company's Initial Public Offering in July 2014.
Accumulated other comprehensive income/(loss)
Accumulated other comprehensive income/(loss) by component and changes for the fiscal years June 30, 2014, June 30, 2013 and June 30, 2012 consists of

(Dollars in millions)	Foreign Currency Translation Adjustments	Unrealized Gains/(Losses) on Derivatives	Deferred Compensation	Pension Liability Adjustments	Other Comprehensive Income/(Loss)
Balance at June 30, 2011	$69.9	$(36.8)	0.6	$(8.1)	$25.6
Activity, net of tax	(40.4)	12.3	0.1	(26.5)	(54.5)
Balance at June 30, 2012	29.5	(24.5)	0.7	(34.6)	(28.9)
Activity, net of tax	(47.9)	24.5	0.8	8.7	(13.9)
Balance at June 30, 2013	(18.4)	—	1.5	(25.9)	(42.8)
Activity, net of tax	32.4	—	1.7	(15.5)	18.6
Balance at June 30, 2014	$14.0	$—	$3.2	$(41.4)	$(24.2)
For the year ended June 30, 2014 the Company reclassified $1.5 million of actuarial losses related to its defined benefit pension and other post-retirement benefit plans from accumulated other comprehensive income into selling, general and administrative expenses. Due to this reclassification, the Company recognized an income tax benefit of $0.3 million for the year ended June 30, 2014.
For the year ended June 30, 2012, the Company recorded $15.2 million of unrealized gains on derivatives related to the interest rate swaps with an associated tax effect of $2.9 million. For the year ended June 30, 2013, the Company's interest rate swap agreements matured and the unrealized gain and tax impacts were recorded through the statement of operations.
The components of the changes in the cumulative translation adjustment and minimum pension liability for the fiscal years June 30, 2014, June 30, 2013 and June 30, 2012 consists of:

	Year Ended June 30,
	2014	2013	2012
Foreign currency translation adjustments:
Net investment hedge	(13.6)	(20.9)	69.4
Long term inter-company loans	28.3	(4.8)	—
Translation adjustments	17.7	(22.2)	(96.7)
Total cumulative translation adjustment, pretax	32.4	(47.9)	(27.3)
Tax (1)	—	—	(13.1)
Total cumulative translation adjustment, net of tax	32.4	(47.9)	(40.4)

Net change in minimum pension liability
Net (gain)/loss arising during the year	(20.4)	9.5	(38.7)
Net gain/(loss) recognized during the year	1.5	1.1	0.1
Foreign Exchange Translation and Other	(0.5)	(0.4)	3.0
Total Pension, pretax	(19.4)	10.2	(35.6)
Tax (2)	3.9	(1.5)	9.1
Net change in minimum pension liability, net of tax	(15.5)	8.7	(26.5)
(1) Tax related to foreign currency translation adjustments relate to the Net investment hedge activity.

(2) Tax related to minimum pension liability relate to the Company's foreign operations.

Tax related to the minimum pension liability generated in the U.S., and deferred compensation have a full valuation allowance recorded offsetting the tax impact resulting in a net zero tax impact for the three years presented (See Note 9 to the Consolidated Financial Statements).

13.	EQUITY-BASED COMPENSATION
Company Plan
The Company’s stock-based compensation is comprised of stock options and restricted stock units. Awards issued under the 2007 PTS Holdings Corp. Stock Incentive Plan (the “2007 Plan”) are generally issued for the purpose of retaining key employees and directors. The Company has adopted two forms of non-qualified stock option agreements (the “Form Option Agreements”) for awards under the 2007 Plan. Under our Form Option Agreement, adopted in 2009, a portion of the stock option awards vest over a five-year period of time contingent solely upon the participant’s continued employment with the Company, another portion of the stock option awards will vest over a specified performance period upon achievement of pre-determined operating performance targets over time and the remaining portion of the stock option awards will vest upon realization of certain internal rates of return or multiple of investment goals. Under our other Form Option Agreement, adopted in 2013, a portion of the stock option awards will vest over a specified performance period upon achievement of pre-determined operating performance targets over time while the other portion of the stock option awards will vest upon realization of a specified multiple of investment goal. The Form Option Agreements include certain forfeiture provisions upon a participant’s separation from service with the Company. A maximum of 7,287,980 shares of our common stock may be issued pursuant to awards under the 2007 Plan. As of June 30, 2014, approximately 428,000 authorized shares are available for future awards under the 2007 Plan.
On July 31, 2014, the 2014 Omnibus incentive plan became effective. A maximum of 6,700,000 shares of common stock may be issued under this plan.
Stock Compensation Expense
Stock compensation expense recognized in the consolidated statements of income was $4.5 million, $2.8 million and $3.7 million in fiscal years 2014, 2013 and 2012, respectively. All stock compensation expense is classified in selling, general and administrative expenses along with the wages and benefits of the option participants. Stock compensation expense is based on awards expected to vest, and therefore has been reduced by estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates. As of June 30, 2014, $7.3 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over a weighted-average period of approximately 1.53 years.
Methodology and Assumptions
Stock options are granted with an exercise price equal to the fair market value on the date of grant. In the 2007 Plan, stock options granted generally vest in equal annual installments over a five year period from the grant date. Stock options granted typically have a contractual term of 10 years. The grant-date fair value, adjusted for estimated forfeitures, is recognized as expense on a ratable basis over the substantive vesting period. The fair value of stock options is determined using the Black-Scholes-Merton option pricing model for service and performance based awards, and an adaptation of the Black-Scholes-Merton option valuation model, which takes into consideration the internal rate of return thresholds, for market based awards. This model adaptation is essentially equivalent to the use of path dependent-lattice model.
The weighted average of assumptions used in estimating the fair value of stock options granted during each year were as follows:

	Year Ended June 30,
	2014	2013	2012
Expected volatility	31%	30% - 31%	29% - 30%
Expected life (in years)	5.66 - 6.50	5.82 - 6.50	6.5 - 7.5
Risk-free interest rates	0.3% - 2.2%	0.3% - 1.9%	1.3% - 1.6%
Dividend yield	None	None	None
As of June 30, 2014, the Company was privately held and therefore the expected volatility assumption is based on the historical volatility of closing share price of a comparable peer group. The Company selected peer companies from the pharmaceutical industry with similar characteristics to us, including market capitalization, number of employees and product focus. In addition, since the Company does not have a pattern of exercise behavior of option holders, the Company used the simplified method to determine the expected life of each option, which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate for the expected life of the option is based on the comparable U.S. Treasury yield curve in effect at the time of grant. The weighted-average grant-date fair value of stock options in 2014, 2013, and 2012 was $5.41 per share, $4.23 per share and $3.89 per share, respectively.

The following table summarizes stock option activity and shares outstanding for the year ended June 30, 2014.

		Time			Performance			Market
	Weighted
	Average	Number	WA	Aggregate	Number	WA	Aggregate	Number	WA	Aggregate
	Exercise	of	Contractual	Intrinsic	of	Contractual	Intrinsic	of	Contractual	Intrinsic
	Price	shares	Term	Value	shares	Term	Value	shares	Term	Value
Outstanding as of June 30, 2013	$13.76	2,743,580	6.79	$17,708,630	1,617,980	8.47	$5,365,770	2,425,640	7.98	$10,616,630
Granted	$18.71	116,200	10.00	—	23,380	10.00	—	46,620	10.00	—
Exercised	$12.14	(22,960)	0	—	(14,700)	0	—	—	0	—
Forfeited	$13.60	(32,900)	0	—	(31,500)	0	—	(134,400)	0	—
Expired / Canceled	$12.03	(153,720)	0	—	(31,430)	0	—	—	0	—
Outstanding as of June 30, 2014	$13.96	2,632,280	5.96	$24,001,410	1,563,730	7.55	$9,483,970	2,337,860	7.06	$16,702,850
Expected to vest as of June 30, 2014	$13.85	2,541,840	5.89	$23,566,205	1,464,260	7.48	$9,142,187	2,260,160	7.06	$16,142,879
Vested and Exercisable as of June 30, 2014	$11.92	1,787,240	5.47	$17,919,180	636,860	6.30	$5,638,880	—	0.00	$—
Since the inception of the 2007 Plan, participants have exercised the option to purchase 19,963 and 5,250 shares in fiscal years 2014 and 2013, respectively, resulting in an inconsequential impact on the Company’s cash balance and income tax accounts. The intrinsic value of the options exercised in fiscal 2014 and 2013 was $0.4 million and $35 thousand, respectively.
Restricted Stock Units
The Company may grant restricted stock units ("RSUs") to employees for recognition and retention purposes. RSUs generally vest over a three to five-year period. The grant-date fair value, adjusted for estimated forfeitures, is recognized as expense ratably on a graded vesting schedule over the vesting period. The fair value of RSUs is determined based on the number of shares granted and the fair value of the Company’s common stock on the date of grant.
The following table summarizes non-vested RSU activity for the year ended June 30, 2014.

	RSU Units	Weighted Average Grant- Date Fair Value
Non-vested as of June 30, 2013	79,310	$11.93
Granted	29,400	$21.64
Vested	(53,690)	$11.62
Forfeited	—	—
Non-vested as of June 30, 2014	55,020	$17.43
As of June 30, 2014, $0.6 million of unrecognized compensation cost related to RSUs is expected to be recognized as expense over a weighted-average period of approximately 1.79 years. The weighted-average grant-date fair value of RSUs in fiscal years 2014 and 2012 was $21.64 and $14.86, respectively. There were no RSU grants in fiscal year 2013. The fair value of RSUs vested in fiscal 2014, 2013 and 2012 was $0.6 million, $0.6 million and $0.5 million, respectively.

14.	REDEEMABLE NONCONTROLLING INTEREST
In July 2013, the Company acquired a 67% controlling interest in a softgel manufacturing facility located in Haining, China. The noncontrolling interest shareholders have the right to jointly sell the remaining 33% interest to Catalent during the 30-day period following the third anniversary of closing for a price based on the greater of (1) an amount that would provide the noncontrolling interest shareholders a return on their investment of a predetermined amount per annum on their pro rata share of the initial valuation or (2) a multiple of the sum of the target's earnings before interest, taxes, depreciation and amortization and amortization less net debt for the four quarters immediately preceding such sale. Noncontrolling interest with redemption features, such as the arrangement described above, that are not solely within the Company's control are considered redeemable noncontrolling interests, which is considered temporary equity and is therefore reported outside of permanent equity on the Company's consolidated balance sheet at the greater of the initial carrying amount adjusted for the noncontrolling interest's share of net income/(loss) or its redemption value. As of June 30, 2014, the redemption value of the redeemable noncontrolling interest approximated the carrying value.

15.	COMMITMENTS AND CONTINGENCIES
The future minimum rental payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year at June 30, 2014 are:

(Dollars in millions)	2015	2016	2017	2018	2019	Thereafter	Total
Minimum rental payments	$4.6	$3.5	$3.0	$2.7	$2.4	$6.8	$23.0
Rental expense relating to operating leases was approximately $9.5 million, $9.4 million and $13.1 million for the fiscal years ended June 30, 2014, June 30, 2013 and June 30, 2012, respectively. Sublease rental income was not material for any period presented herein.
Other Matters
As previously disclosed with regard to the Company’s participation in a multi-employer pension plan, the Company notified the plan trustees of its withdrawal from such plan in fiscal 2012. The withdrawal from the plan resulted in the recognition of liabilities associated with the Company’s long term obligations in both the prior and current year periods, which were primarily recorded as an expense within discontinued operations. The actuarial review process, which is administered by the plan trustees, is ongoing and the Company awaits final determination as to the Company’s ultimate liability. The annual cash impact associated with the Company’s long term obligation approximates $1.7 million per year. Refer to Note 10 to the Consolidated Financial Statements for further discussion.
Beginning in November 2006, the Company, along with several pharmaceutical companies, has been named in approximately 380 civil lawsuits. These lawsuits were filed by individuals allegedly injured by their use of the prescription acne medication Amnesteem®, a branded generic form of isotretinoin, and in some instances, of isotretinoin products made and/or sold by other firms as well. All but one of these lawsuits have been dismissed or settled. The Company was not required to make any contribution toward any settlement to date. While it is not possible to determine the ultimate outcome of this legal proceeding, including making a determination of liability, the Company believes it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position.
From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business, including, without limitation, inquiries and claims concerning environmental contamination as well as litigation and allegations in connection with acquisitions, product liability, manufacturing or packaging defects and claims for reimbursement for the cost of lost or damaged active pharmaceutical ingredients, the cost of which could be significant. The Company intends to vigorously defend itself against such other litigation and does not currently believe that the outcome of any such other litigation will have a material adverse effect on the Company’s financial statements. In addition, the healthcare industry is highly regulated and government agencies continue to scrutinize certain practices affecting government programs and otherwise.
From time to time, the Company receives subpoenas or requests for information from various government agencies, including from state attorneys general and the U.S. Department of Justice relating to the business practices of customers or suppliers. The Company generally responds to such subpoenas and requests in a timely and thorough manner, which responses sometimes require considerable time and effort and can result in considerable costs being incurred. The Company expects to incur costs in future periods in connection with existing and future requests.

16.	SEGMENT INFORMATION
The Company conducts its business within the following operating segments: Softgel Technologies, Modified Release Technologies, Medication Delivery Solutions and Development & Clinical Services. The Softgel Technologies and Modified Release Technologies segments are aggregated into one reportable operating segment – Oral Technologies. The Company evaluates the performance of its segments based on segment earnings before noncontrolling interest, other (income) expense, impairments, restructuring costs, interest expense, income tax (benefit)/expense, and depreciation and amortization (“Segment EBITDA”). EBITDA from continuing operations is consolidated earnings from continuing operations before interest expense, income tax (benefit)/expense, depreciation and amortization and is adjusted for the income or loss attributable to noncontrolling interest. The Company’s presentation of Segment EBITDA and EBITDA from continuing operations may not be comparable to similarly-titled measures used by other companies.
The following tables include net revenue and Segment EBITDA during the fiscal years ended June 30, 2014, June 30, 2013, and June 30, 2012:

(Dollars in millions)	Fiscal Year Ended June 30,
	2014	2013	2012
Oral Technologies
Net revenue	$1,180.1	$1,186.3	$1,220.2
Segment EBITDA	$324.3	$315.7	$334.6
Medication Delivery Solutions
Net revenue	246.1	219.3	223.9
Segment EBITDA	48.7	31.5	27.5
Development and Clinical Services
Net revenue	412.2	404.8	268.3
Segment EBITDA	83.5	75.0	53.0
Inter-segment revenue elimination	(10.7)	(10.1)	(17.6)
Unallocated costs (1)	(82.1)	(90.6)	(84.8)
Combined Total
Net revenue	$1,827.7	$1,800.3	$1,694.8

EBITDA from continuing operations	$374.4	$331.6	$330.3

(1)
Unallocated costs include restructuring and special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(Dollars in millions)	Fiscal Year Ended June 30,
	2014	2013	2012
Impairment charges and gain/(loss) on sale of assets	$(3.2)	$(5.2)	$(1.8)
Equity compensation	(4.5)	(2.8)	(3.7)
Restructuring and other items (2)	(29.4)	(29.0)	(45.8)
Property and casualty losses	—	—	8.8
Sponsor advisory fee	(12.9)	(12.4)	(11.8)
Noncontrolling interest	1.0	0.1	(1.2)
Other income/(expense), net (3)	(10.4)	(25.1)	3.8
Non-allocated corporate costs, net	(22.7)	(16.2)	(33.1)
Total unallocated costs	$(82.1)	$(90.6)	$(84.8)

(2)	Segment results do not include restructuring and certain acquisition related costs

(3)	Primarily relates to realized and unrealized gains/(losses) related to foreign currency translation and expenses related to financing transactions during the period
Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations:

(Dollars in millions)	Fiscal Year Ended June 30,
	2014	2013	2012
Earnings/(loss) from continuing operations	$17.9	$(50.9)	$18.1
Depreciation and amortization	142.9	152.2	129.7
Interest expense, net	163.1	203.2	183.2
Income tax (benefit)/expense	49.5	27.0	0.5
Noncontrolling interest	1.0	0.1	(1.2)
EBITDA from continuing operations	$374.4	$331.6	$330.3
The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the Consolidated Financial Statements:

(Dollars in millions)	June 30, 2014	June 30, 2013
Assets
Oral Technologies	$2,585.6	$2,464.4
Medication Delivery Solutions	292.8	286.2
Development and Clinical Services	672.1	645.9
Corporate and eliminations	(460.3)	(447.0)
Total assets	$3,090.2	$2,949.5

The following tables include depreciation and amortization expense and capital expenditures for the fiscal years ended June 30, 2014, June 30, 2013 and June 30, 2012 for each segment, as well as reconciling items necessary to total the amounts reported in the Consolidated Financial statements:

Depreciation and Amortization Expense

(Dollars in millions)	Fiscal Year Ended June 30,
	2014	2013	2012
Oral Technologies	$80.8	$86.7	$82.5
Medication Delivery Solutions	22.6	20.6	20.7
Development and Clinical Services	30.9	33.2	17.1
Corporate	8.6	11.7	9.4
Total depreciation and amortization expense	$142.9	$152.2	$129.7

Capital Expenditures

(Dollars in millions)	Fiscal Year Ended June 30,
	2014	2013	2012
Oral Technologies	$56.1	$47.7	$57.1
Medication Delivery Solutions	25.0	47.7	22.0
Development and Clinical Services	28.2	21.3	16.9
Corporate	13.1	5.8	8.2
Total capital expenditure	$122.4	$122.5	$104.2

The following table presents revenue and long-lived assets by geographic area:

	Net Revenue			Long-Lived Assets(1)
(Dollars in millions)	Fiscal Year Ended June 30,
	2014	2013	2012	June 30, 2014	June 30, 2013
United States	$682.3	$695.8	$591.9	$413.7	$375.7
Europe	888.8	863.2	868.9	348.5	344.2
International Other	278.8	270.1	288.0	110.8	94.6
Eliminations	(22.2)	(28.8)	(54.0)	—	—
Total	$1,827.7	$1,800.3	$1,694.8	$873.0	$814.5

(1)	Long-lived assets include property and equipment, net of accumulated depreciation.

17.	SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplementary balance sheet information at June 30, 2014 and June 30, 2013, is detailed in the following tables.
Inventories
Work-in-process and finished goods inventories include raw materials, labor and overhead. Total inventories consisted of the following:

(Dollars in millions)	June 30, 2014	June 30, 2013
Raw materials and supplies	$84.1	$70.6
Work-in-process	23.8	26.1
Finished goods	39.8	40.0
Total inventory, gross	147.7	136.7
Inventory reserve	(12.9)	(11.8)
Inventories	$134.8	$124.9
Prepaid expenses and other
Prepaid expenses and other current assets consist of the following:

(Dollars in millions)	June 30, 2014	June 30, 2013
Prepaid expenses	$16.6	$16.2
Spare parts supplies	12.5	11.8
Deferred taxes	12.7	17.5
Other current assets	32.8	44.3
Prepaid expenses and other	$74.6	$89.8

Property, plant, and equipment, net
Property, plant, and equipment, net consists of the following:

(Dollars in millions)	June 30, 2014	June 30, 2013
Land, buildings and improvements	$619.0	$552.7
Machinery, equipment and capitalized software	683.6	641.6
Furniture and fixtures	8.1	9.0
Construction in progress	110.9	61.6
Property and equipment, at cost	1,421.6	1,264.9
Accumulated depreciation	(548.6)	(450.4)
Property, plant, and equipment, net	$873.0	$814.5

Other assets
Other assets consist of the following:

(Dollars in millions)	June 30, 2014	June 30, 2013
Deferred long term debt financing costs	$19.7	$18.2
Other	29.0	18.4
Total other assets	$48.7	$36.6
Other accrued liabilities
Other accrued liabilities consist of the following:

(Dollars in millions)	June 30, 2014	June 30, 2013
Accrued employee-related expenses	$86.7	$81.1
Restructuring accrual	10.3	6.0
Deferred income tax	1.0	0.9
Accrued interest	12.2	12.5
Deferred revenue and fees	47.1	36.3
Accrued income tax	61.5	30.7
Other accrued liabilities and expenses	60.9	57.0
Other accrued liabilities	$279.7	$224.5
Allowance for doubtful accounts
Trade receivables allowance for doubtful accounts activity as follows:

(Dollars in millions)	June 30, 2014	June 30, 2013	June 30, 2012
Trade receivables allowance for doubtful accounts
Beginning balance	$5.7	$4.2	$4.3
Charged to cost and expenses	0.5	2.1	0.5
Deductions and other	(1.0)	(0.6)	(0.3)
Impact of foreign exchange	0.2	—	(0.3)
Closing balance	$5.4	$5.7	$4.2

Inventory reserve
Inventory reserve activity as follows:

(Dollars in millions)	June 30, 2014	June 30, 2013	June 30, 2012
Inventory reserve
Beginning balance	$11.8	$8.5	$9.8
Charged to cost and expenses	10.2	8.7	9.1
Deductions	(9.5)	(5.9)	(9.6)
Impact of foreign exchange	0.4	0.5	(0.8)
Closing balance	$12.9	$11.8	$8.5

18.	DISCONTINUED OPERATIONS
In the fourth fiscal quarter of 2012, the Company sold its U.S. based commercial packaging operations and concluded the elimination of cash flows qualified the component as a discontinued operation. No material gain or loss was recognized on the sale. In conjunction with the exit of these operations, the Company incurred expenses related to long term pension obligations in the current and prior year periods.
The domestic commercial packaging component entity was previously reported in the Company’s Packaging Services segment.
Summarized Consolidated Statements of Operations data for discontinued operations are as follows:

	Fiscal Year Ended June 30,
(Dollars in millions)	2014	2013	2012
Net revenue	$—	$—	$94.3
Earnings/(loss) before income taxes	(2.7)	1.2	(41.2)
Income tax (benefit)/expense	—	—	0.1
Net earnings/(loss) from discontinued operations, net of tax	$(2.7)	$1.2	$(41.3)

19.	SUBSEQUENT EVENTS

Stock Split

The Company’s board of directors and holders of the requisite number of outstanding shares of its capital stock have approved an amendment to the Company’s amended and restated certificate of incorporation to effect a 70-for-1 stock split of its outstanding common stock (the “stock split”). The stock split became effective on July 17, 2014 upon the filing of the Company’s Certificate of Amendment of the Amended and Restated Certificate of Incorporation with the Delaware Secretary of State. On the effective date of the stock split, (i) each share of outstanding common stock was increased to seventy shares of common stock; (ii) the number of shares of common stock issuable under each outstanding option to purchase common stock was proportionately increased on a one-to-seventy basis; (iii) the exercise price of each outstanding option to purchase common stock was proportionately decreased on a one-to-seventy basis; and (iv) the number of shares underlying each restricted stock unit was proportionately increased on a one-to-seventy basis. All of the share and per share information referenced throughout the consolidated financial statements and notes to the consolidated financial statements have been retroactively adjusted to reflect this stock split.

Redemption of Notes and Unsecured Term Loan Prepayment
On July 29, 2014, Catalent Pharma Solutions, Inc., a wholly owned subsidiary of the Company, provided notice of its election to redeem all of the $350.0 million aggregate principal amount currently outstanding of the Senior Notes. The Senior Notes were redeemed on August 28, 2014 at a redemption price of 101.5% of the principal amount thereof plus accrued and unpaid interest. The redemption was funded with proceeds from the initial public offering.

On August 5, 2014, Catalent Pharma Solutions, Inc., a wholly owned subsidiary of the Company, provided notice of its election to redeem all of the €225.0 million aggregate principal amount currently outstanding of the Senior Subordinated Notes. The Senior Subordinated Notes were redeemed on September 4, 2014 at a redemption price of 101.625% of the principal amount thereof plus accrued and unpaid interest. The redemption was funded with proceeds from the initial public offering.
On August 6, 2014 we have paid $114.5 million of the outstanding borrowings under the unsecured term loans with proceeds from the initial public offering.

Initial Public Offering
On August 5, 2014, the Company completed an initial public offering of 42.5 million shares of its common stock for an initial price of $20.50 per share for total proceeds, before underwriting discounts and commissions and other offering expenses of approximately $871.3 million and proceeds net of underwriters discount and commissions of approximately $828 million. The shares offered and sold in the IPO were registered under the Securities Act pursuant to our Registration Statement on Form S-1 (File No. 333-193542), which was declared effective by the SEC on July 30, 2014. The proceeds raised were used to pay a termination fee of $29.8 million to Blackstone and certain other existing owners, redeem the outstanding Senior Subordinated Notes, and redeem the outstanding Senior Notes. The remaining proceeds were used to repay portions of the unsecured term loan. The Company's common stock began trading on the New York Stock Exchange under the symbol "CTLT" as of July 31, 2014.
Authorized Shares
On July 30, 2014, authorized capital stock increased to 1,000,000,000, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. No shares of preferred stock will be issued or outstanding immediately after the initial public offering is complete.
Equity-Based Compensation
On July 31, 2014, the 2014 Omnibus Incentive Plan became effective. A maximum of 6,700,000 share of common stock may be issued under this plan.
In the preparation of its consolidated financial statements, the Company completed an evaluation of the impact of any subsequent events and determined there were no other subsequent events requiring disclosure in or adjustment to these financial statements.

20.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the Company's unaudited quarterly results of operation.

(Dollars in millions, except per share data)	Fiscal Year 2014
	First	Second	Third	Fourth
Net revenue	$414.3	$440.7	$453.1	$519.6
Gross margin	119.2	137.4	151.7	190.3
Earnings/(loss) from continuing operations less net income (loss) attributable to noncontrolling interest	1.9	(18.6)	8.4	27.2
Net earnings/(loss) from discontinued operations, net of tax	(0.4)	(0.6)	(1.7)	—
Net earnings/(loss) attributable to Catalent	$1.5	$(19.2)	$6.7	$27.2

Earnings per share attributable to Catalent:
Basic
Earnings/(loss) from continuing operations	$0.03	$(0.25)	$0.11	$0.36
Net earnings/(loss)	$0.02	$(0.26)	$0.09	$0.36
Diluted
Earnings/(loss) from continuing operations	$0.02	$(0.25)	$0.11	$0.36
Net earnings/(loss)	$0.02	$(0.26)	$0.09	$0.36

(Dollars in millions, except per share data)	Fiscal Year 2013
	First	Second	Third	Fourth
Net revenue	$412.0	$436.1	$447.0	$505.2
Gross margin	117.5	140.0	137.4	173.7
Earnings/(loss) from continuing operations less net income (loss) attributable to noncontrolling interest	(19.5)	(27.6)	(14.0)	10.3
Net earnings/(loss) from discontinued operations, net of tax	(0.2)	0.2	(4.9)	6.1
Net earnings/(loss) attributable to Catalent	$(19.7)	$(27.4)	$(18.9)	$16.4

Earnings per share attributable to Catalent:
Basic
Earnings/(loss) from continuing operations	$(0.26)	$(0.37)	$(0.19)	$0.14
Net earnings/(loss)	$(0.26)	$(0.37)	$(0.25)	$0.22
Diluted
Earnings/(loss) from continuing operations	$(0.26)	$(0.37)	$(0.19)	$0.13
Net earnings/(loss)	$(0.26)	$(0.37)	$(0.25)	$0.21

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer, and the Company’s Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s President and Chief Executive Officer, and the Company’s Executive Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Executive Vice President and Chief Financial Officer concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to Blackstone by Travelport Limited, which may be considered our affiliates.

As of the filing of (i) Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-193542), filed with the Securities and Exchange Commission (the “SEC”) on July 18, 2014  (the “Registration Statement”) and (ii) the prospectus included in the Registration Statement filed separately by the Company with the Commission on August 1, 2014 pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Prospectus”), the fiscal 2014 MIP awards and any discretionary bonuses for the Company’s named executive officers had not been determined and, therefore, were omitted from the Summary Compensation Tables included in the Registration Statement and the Prospectus. On August 27, 2014, the Company’s compensation committee approved fiscal 2014 MIP awards for the Company’s named executive officers (other than Mr. Khichi) and a discretionary cash bonus for Stephen Leonard. The fiscal 2014 MIP award earned by each of our named executive officers (other than Mr. Khichi), the discretionary bonus awarded to Mr. Leonard and the new total compensation amounts for the named executive officers (other than Mr. Khichi) are reported in the Summary Compensation Table in Item 11 of this Annual Report on Form 10-K and are incorporated herein by reference.  In addition, on August 27, 2014, in recognition of their significant efforts in executing the Company’s successful initial public offering, the Company’s compensation committee determined to award Messrs. Chiminski and Walsh special IPO bonuses.  See  “Compensation Discussion and Analysis-Executive Compensation Program Elements-Cash Bonus Opportunities-Discretionary Bonuses” in Item 11 of this Annual Report on Form 10-K.

On September 3, 2014, the Company’s board of directors granted performance share units to the following named executive officers in the following amounts, and such amounts assume that the target level of performance is achieved (with the actual number of shares to be earned based on actual performance against the performance criteria): Mr. Chiminski was granted 19,604 performance share units, Mr. Walsh was granted 14,991, Mr. Leonard was granted 10,494 and Mr. Downie was granted 9,572.  The performance criteria and other material terms of the performance share units are described in the section entitled “Long -Term Equity Incentive Awards-Fiscal 2015 Awards” in Item 11 of this Annual Report on Form 10-K and are incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the names, ages and positions of our directors and the executive officers as of September 1, 2014.

Name	Age	Position
John R. Chiminski	50	President & Chief Executive Officer and Director
Matthew Walsh	48	Executive Vice President and Chief Financial Officer
Scott Houlton	47	President, Development and Clinical Services
Aris Gennadios	49	President, Softgel Technologies
Barry Littlejohns	48	President, Advanced Delivery Technologies
William Downie	47	Senior Vice President, Global Marketing & Sales
Sharon Johnson	50	Senior Vice President, Global Quality and Regulatory Affairs
Stephen Leonard	51	Senior Vice President, Global Operations
Kurt Nielsen	47	Senior Vice President, Innovation & Growth and Chief Technology Officer
Lance Miyamoto	59	Senior Vice President, Human Resources
Chinh E. Chu	47	Director
Bruce McEvoy	37	Director
James Quella	64	Director
Melvin D. Booth	69	Director
Jack Stahl	61	Director
Rolf Classon	69	Director

John R. Chiminski has led Catalent as President and Chief Executive Officer since March 2009. Mr. Chiminski brings to Catalent a diversified business background that includes lean manufacturing, supply chain, research and development, customer service, and global business management, with a focus on customers and growth. He joined Catalent after more than 20 years of experience at GE Healthcare in engineering, operations, and senior leadership roles. From 2007 to 2009, Mr. Chiminski was President and Chief Executive Officer of GE Medical Diagnostics, a global business with sales of $1.9 billion. From 2005 to 2007, he served as Vice President and General Manager of GE Healthcare’s Global Magnetic Resonance Business, and from 2001 to 2005, as Vice President and General Manager of Global Healthcare Services. Earlier at GE, he held a series of cross-functional leadership positions in both manufacturing and engineering, including a GE Medical Systems assignment in France. Mr. Chiminski holds a BS from Michigan State University and an M.S. from Purdue University, both in electrical engineering, as well as a Master in Management degree from the Kellogg School of Management at Northwestern University. He is on the Board of Trustees for the HealthCare Institute of New Jersey, and is also a director of DJO Global, Inc.
Matthew Walsh has served as our Executive Vice President and Chief Financial Officer since December 2012. Previously, Mr. Walsh served as our Senior Vice President and Chief Financial Officer since April 2008. Prior to joining the Company, Mr. Walsh served as President and Chief Financial Officer of Escala Group, Inc., a global collectibles network and precious metals trader. From 1996 through 2006, Mr. Walsh held positions of increasing responsibility in corporate development, accounting and finance at diversified industrial manufacturer GenTek, Inc., culminating in his appointment as Vice President and Chief Financial Officer. Prior to GenTek, he served in corporate development and other roles in banking and the chemicals industry. Mr. Walsh received a B.S. in chemical engineering and an MBA from Cornell University and is a CFA® charter holder.

Scott Houlton has served as our Group President, Development and Clinical Services since August 2009. Previously, Mr. Houlton was most recently Chief Operating Officer of Aptuit, Inc., responsible for Scientific Operations, Business Process Improvement, Human Resources, Clinical Operations and Capital Development and served as a director for Aptuit Laurus, Inc.

Prior to Aptuit, Mr. Houlton held a variety of leadership roles in other companies including Vice President of Clinical Supplies at Quintiles Transnational Corporation. Earlier in his career, he was with Cardinal Health, Inc. where he served as Director of International Business Development. Mr. Houlton holds a B.S. degree in Business Administration from The Ohio State University.
Aris Gennadios has served as our President, Softgel Technologies since September 2013. Previously, Dr. Gennadios served as Vice President and General Manager of Softgel Technologies. Dr. Gennadios has worked in the pharmaceutical industry since 1996 in roles including R&D, field sales, business development and leadership. He joined Catalent’s predecessor company, Cardinal Health, in 2002 and has held several key leadership posts within the softgel technologies business including Global Vice President of Business Development for Softgel Technologies, General Manager of the Oral Development Center in Somerset, NJ, and Vice President and General Manager for Rx Softgel and Consumer Health products. Dr. Gennadios earned his bachelor’s degree in chemical engineering from the National Technical University of Athens, Greece and his master’s degree in biological engineering from Clemson University. Dr. Gennadios holds a doctorate in engineering from the University of Nebraska and an MBA from Wake Forest University.
Barry Littlejohns was named President, Advanced Delivery Technologies in July 2013. Previously, Mr. Littlejohns led Catalent’s Medication Delivery Solutions business from July 2011 to July 2013. Mr. Littlejohns has an extensive background in leading international life science businesses in both US and European organizations. He rejoins Catalent after two years as Senior Vice President of Operations and Business Development at Danish biotechnology company Genmab, where his responsibilities included strategic licensing and manufacturing oversight. Prior to Genmab, he served in a broad range of leadership roles at Catalent. These include Vice President of Global Business Operations, Vice President of Commercial Affairs for Medication Delivery Solutions, Vice President and General Manager of Injectables, and various financial, operational and leadership roles. He joined Catalent in 1989 when it was formerly the RP Scherer Corporation. Mr. Littlejohns has two degrees in business and finance from Swindon, UK.
William Downie has served as Senior Vice President, Global Sales & Marketing since June 2010. Mr. Downie joined Catalent as Group President, Medication Delivery Solutions, and Senior Vice President, Global Sales & Marketing in October 2009. Prior to joining Catalent, Mr. Downie served as Vice President and Global Leader of Molecular Imaging at GE Healthcare. Before that, he held several executive positions in other GE Healthcare units, including Vice President and General Manager, Medical Diagnostics-Europe, Middle East and Africa, and Vice President of Sales for Medical Diagnostics-Europe. Prior to GE Healthcare, Mr. Downie was with Innovex UK Limited (part of Quintiles, Inc.), where he held several positions in operations and sales/marketing. Earlier in his career, he held leadership positions with Sanofi-Synthelabo UK; Sanofi-Winthrop Limited; and Merck & Co., Inc. Mr. Downie holds a Bachelor of Science degree in biochemistry from the University of Edinburgh.
Sharon Johnson has served as our Senior Vice President, Global Quality and Regulatory Affairs since August 1, 2009. Previously, Ms. Johnson was most recently Vice President of Quality for GE Healthcare, Medical Diagnostics in Buckinghamshire, England. Prior to GE, she was Quality Director for Baxter Healthcare’s Europe operations for four years. Before that, she was with Rhone Poulenc Rorer as Quality Manager for Sterile Products and Microbiology in Essex, England. Earlier in her career, Ms. Johnson held Quality and Microbiology positions with Berk Pharmaceuticals in East Sussex, England and Medicines Testing Laboratory in Edinburgh, Scotland. Ms. Johnson holds a Post Graduate Diploma in Industrial Pharmaceutical Studies with Distinction from Brighton University and holds a B.S. Honours Degree in Biological Sciences/ Microbiology from North East Surrey College of Technology.
Stephen Leonard has served as our Senior Vice President of Global Operations since June 2009. Previously, Mr. Leonard was most recently General Manager of Global Operations for GE Healthcare’s Medical Diagnostics business, responsible for more than 10 sites in Europe, Asia and the Americas. Earlier assignments in his 22 years at GE included a variety of leadership roles, with responsibility for areas such as plant management, global sourcing and supply chain, global product quality, and global operations. Mr. Leonard received his B.S. degree in Mechanical Engineering from Drexel University.
Kurt Nielsen has served as our Chief Technology Officer and Senior Vice President-Innovation and Growth since February 2010. Prior to joining Catalent, Mr. Nielsen was with URLMutual Pharmaceutical Company in Pennsylvania as Executive Vice President-Pharmaceuticals. In his role at URLMutual, Mr. Nielsen devised the strategy and led the execution for activities in the company’s new product portfolio, employing a variety of business arrangements. Prior to that role, he was Vice President of R&D. Before joining URLMutual, Mr. Nielsen held executive positions with TEVA Pharmaceuticals USA; McNeil Consumer Products; Energy Biosystems, Inc.; Bachem Bioscience; and Hercules, Inc., Arco Chemical Company, and Chubb National Foam. He holds a Ph.D. in Chemistry from Villanova University and a B.S. in Chemistry from University of Delaware.
Lance Miyamoto was named Senior Vice President of Human Resources of Catalent in March 2011. Mr. Miyamoto has more than 25 years of experience in delivering HR systems including compensation and career structures that drive business results and growth. In addition to general HR expertise and organization development, he has experience leading in a global environment and has managed global company turnarounds, mergers and acquisitions. Prior to his own consulting business, Mr. Miyamoto held a number of HR leadership roles in other companies, including Executive Vice President of Comverse Technology Inc. He also served as Executive Vice President of HR for AOL LLC, a division of Time Warner, from 2004 to 2007. From 2001 to 2004, Mr. Miyamoto was Executive Vice President of HR for Lexis-Nexis, a $2.2 billion division of Reed Elsevier. He was also a senior executive with Dun and Bradstreet with responsibility for performance development. Mr. Miyamoto is a graduate of Harvard University, and holds an M.B.A. from the Wharton School of the University of Pennsylvania where he was a COGME (Council for Graduate Management Education) Fellow.
Chinh E. Chu has been a director since April 2007 and has served as chairman of the board of directors since August 2014. Mr. Chu is a Senior Managing Director in the Corporate Private Equity group of The Blackstone Group. Mr. Chu has led Blackstone's investment in Stiefel Laboratories, Biomet, Alliant, Celanese, Nalco, Nycomed, LIFFE, Graham Packaging, Kronos, Allied Barton, and Interstate Hotels. Before joining Blackstone in 1990, Mr. Chu worked at Salomon Brothers in the Mergers & Acquisition Department. Mr. Chu received a B.S. in Finance from the University of Buffalo. He currently serves as a Director of Kronos, Freescale, Biomet, and Healthmarkets.
Bruce McEvoy has been a director since April 2007. Mr. McEvoy is a Managing Director at The Blackstone Group. Before joining Blackstone in 2006, Mr. McEvoy worked as an Associate at General Atlantic from 2002 to 2004, and was a consultant at McKinsey & Company from 1999 to 2002. Mr. McEvoy received an MBA from Harvard Business School in 2006. Mr. McEvoy currently serves on the boards of directors of GCA Services, Performance Food Group, RGIS Inventory Services, Sea World Parks and Entertainment and Vivint.
James Quella has been a director since December 2009. Mr. Quella was a Senior Managing Director and Senior Operating Partner in the Corporate Private Equity group of The Blackstone Group until June 30, 2013. Mr. Quella was responsible for monitoring the strategy and operational performance of Blackstone portfolio companies and providing direct assistance in the oversight of large investments. He was also a member of the firm’s Private Equity Investment Committee. Currently, James serves as a Senior Advisor to the Private Equity Group of Blackstone and continues to be involved in a few key portfolio companies as a board member and executive advisor, as well as participating in selected portfolio review processes and due diligence. Prior to joining Blackstone in 2004, Mr. Quella was a Managing Director and Senior Operating Partner with DLJ Merchant Banking Partners-CSFB Private Equity. Prior to that, Mr. Quella worked at Mercer Management Consulting and Strategic Planning Associates, its predecessor firm, where he served as a senior consultant to CEOs and senior management teams, and was Co-Vice Chairman with shared responsibility for overall management of the firm. Mr. Quella received a BA in International Studies from the University of Chicago/University of Wisconsin-Madison and an MBA with dean’s honors from the University of Chicago. He is also the co-author of Profit Patterns: 30 Ways to Anticipate and Profit from the Strategic Forces Reshaping Your Business. Mr. Quella has been a member of various private equity company boards and currently, in addition to Catalent, serves as a Director of Freescale Semiconductor, Michaels Stores, Inc., and DJO Global.
Melvin D. Booth has been a member of the board of directors of our subsidiary, Catalent Pharma Solutions, Inc. since July 2010. Most recently, Mr. Booth served as President and Chief Operating Officer of Medimmune, Inc. from 1998 through his retirement in 2003, and as a Director from 1998 through 2005. Prior to that, Mr. Booth was President, Chief Operating Officer and Director of Human Genome Sciences, Inc. from 1995 to 1998. Mr. Booth also served in a variety of senior leadership positions for Syntex Inc., including leading both Syntex Laboratories, Inc. and Syntex Pharmaceuticals Pacific. Mr. Booth also served as Lead Director for Millipore Corporation until its recent acquisition by Merck KGaA, and currently serves on the board of Ventria BioScience, Chairman of the Board for Mallinckrodt plc, Chairman of the Board for ERT (Electronic Research Technologies) and as a strategic advisor in life sciences for Genstar Capital. Mr. Booth holds an undergraduate degree and an honorary Ph.D. in Science from the Northwest Missouri State University.
Jack Stahl has been a member of the board of directors since August 2014. Mr. Stahl was the President and Chief Executive Officer of Revlon Inc. from 2002 until his retirement in 2006. Prior to joining Revlon, Mr. Stahl served as President and Chief Operating Officer of Coca-Cola Company from 2000 to 2001. He also served in various management positions at Coca-Cola from 1979 prior to becoming President and Chief Operating Officer. Mr. Stahl currently serves on the boards of Coty Inc., Delhaize Group, Dr Pepper Snapple Group and the U.S. Board of Advisors of CVC Capital. Mr. Stahl holds a bachelor’s degree in economics from Emory University and a master’s degree from the Wharton School of Business at the University of Pennsylvania.
Rolf Classon has been a member of the board of directors since August 2014. From October 2002 until his retirement in July 2004, Mr. Classon was Chairman of the Executive Committee of Bayer HealthCare AG, a subsidiary of Bayer AG. He served as President of Bayer Diagnostics from 1995 and 2002 and as Executive Vice President of Bayer Diagnostics from 1991 to 1995. Prior to 1991, Mr. Classon held various management positions with Pharmacia Corporation. Mr. Classon currently serves as Chairman of the Board of Directors of Auxilium Pharmaceuticals, Inc. and served as Vice Chairman from March 2005 to April 2005. Mr. Classon also currently serves as Chairman of the Board of Directors of Hill-Rom Corporation, where he also served as interim chief executive officer from May 2005 until March 2006. Mr. Classon currently serves as Chairman of the Board of Directors of Tecan Group Ltd. and as a member of the Board of Directors of Fresenius Medical Care. Mr. Classon previously served as a director of Millipore Corporation from December 2005 until July 2010, Prometheus Laboratories Inc. from September 2004 until 2010 and Enzon Pharmaceuticals Inc. from January 1997 until 2011. Mr. Classon received his Chemical Engineering Certificate from the Gothenburg School of Engineering and a Business Degree from the Gothenburg University.
Our executive officers are appointed by, and serve at the discretion of, our board of directors. Our directors serve until their successor is duly elected and qualified, or until their resignation or removal. There are no family relationships between our directors and executive officers.
There are no family relationships among any of our directors or executive officers.
Effective July 15, 2014, Samrat S. Khichi, our Senior Vice President, Chief Administrative Officer, General Counsel and Secretary, left the Company. We have commenced a search for a new general counsel.

Our Corporate Governance
Background and Experience of Directors
When considering whether our directors have the experience, qualifications, attributes and skills, taken as a whole, to enable the board of directors to satisfy its oversight responsibilities effectively in light of our business and structure, the board of directors focused primarily on the information discussed in each of the board members’ biographical information set forth above. Each of our directors possesses high ethical standards, acts with integrity and exercises careful, mature judgment. Each is committed to employing their skills and abilities to aid the long-term interests of our stakeholders. In addition, our directors are knowledgeable and experienced in one or more business or civic endeavors, which further qualify them for service as members of our board of directors. Each of Messrs. Chu, McEvoy and Quella possesses experience in owning and managing businesses and are familiar with corporate finance and strategic business planning activities that are unique to highly-leveraged companies like us. Mr. Stahl has leadership experience with other public companies and has experience serving as a director. Finally, many of our directors possess substantial expertise in advising and managing companies in various segments of the healthcare industry. In particular, Mr. Chu is experienced in management, having been involved in numerous Blackstone investments, including investments in the healthcare industry, such as the Stiefel Laboratories investment and the ReAble Therapeutics’ acquisition of DJ Orthopedics. Mr. McEvoy has experience in the healthcare industry, serving as a director of DJO Incorporated, formerly known as ReAble Therapeutics. Mr. Quella is also familiar with the healthcare industry, serving as a director of Vanguard Health Systems. With respect to Mr. Booth, the board of directors considered his accounting expertise as a certified public accountant and his extensive experience in the biopharmaceutical industry, having served as the President and Chief Operating Officer, and as a director, of Medimmune, Inc. Mr. Classon has extensive experience as both an executive and a director of several global pharmaceutical companies. Finally, with regards to Mr. Chiminski, our board of directors considered his significant experience in the healthcare industry gained through his twenty-one year tenure at GE Healthcare and his service as our President & Chief Executive Officer with responsibility for the day-to-day oversight of our business operations.
Committees of the Board of Directors
Our board of directors has an audit committee, a compensation committee and a nominating and corporate governance committee, each of which will have the composition and responsibilities described below. Our board of directors may also establish from time to time any other committees that it deems necessary or desirable.

Audit Committee
Our audit committee consists of Messrs. Stahl, Classon and Booth, with Mr. Stahl serving as chair. Messrs. Stahl and Classon qualify as independent directors under the New York Stock Exchange governance standards and the independence requirements of Rule 10A-3 of the Exchange Act. All of our audit committee members are qualified as audit committee financial experts within the meaning of Item 407(d)(5) of Regulation S-K under the Exchange Act, and our board of directors has determined that they each have the accounting and related financial management expertise within the meaning of the listing standards of the NYSE. The SEC has determined that the audit committee financial expert designation does not impose on a person with that designation any duties, obligations or liability that are greater than the duties, obligations or liability imposed on such person as a member of the audit committee of the board of directors in the absence of such designation.

The audit committee has oversight responsibilities regarding:

•	the adequacy and integrity of our financial statements and our financial reporting and disclosure practices;

•	the soundness of our system of internal controls regarding finance and accounting compliance;

•	the annual independent audit of our consolidated financial statements;

•	the independent registered public accounting firm’s qualifications and independence;

•	the engagement of the independent registered public accounting firm;

•	the performance of our internal audit function and independent registered public accounting firm;

•	our compliance with legal and regulatory requirements in connection with the foregoing; and

•	compliance with our Standard of Business Conduct.
The audit committee shall also prepare the report of the committee required by the rules and regulations of the SEC to be included in our annual proxy statement.
Compensation Committee
Our compensation committee consists of Messrs. Quella, Booth and McEvoy, with Mr. Quella serving as chair. The compensation committee is authorized to discharge the board’s responsibilities relating to:

•
    the establishment, maintenance and administration of compensation and benefit policies designed to attract, motivate and retain personnel with the requisite skills and abilities to contribute to our long term success;

•	the goals, objectives and compensation of our President and Chief Executive Officer, including evaluating the performance of the President and Chief Executive Officer in light of those goals;

•	the compensation of our other executives and non-management directors;

•	our compliance with the compensation rules, regulations and guidelines promulgated by the New York Stock Exchange, the SEC and other law, as applicable; and

•	the issuance of an annual report on executive compensation for inclusion in our annual proxy statement, once required.
Nominating and Corporate Governance Committee
Our nominating and corporate governance committee consists of Messrs. Quella, McEvoy and Booth, with Mr. Booth serving as chair. The nominating and corporate governance committee is authorized to:

•	advise the board concerning the appropriate composition of the board and its committees;

•	identify individuals qualified to become board members;

•	recommend to the board the persons to be nominated by the board for election as directors at any meeting of stockholders;

•	recommend to the board the members of the board to serve on the various committees of the board;

•	develop and recommend to the board a set of corporate governance guidelines and assist the board in complying with them; and

•	oversee the evaluation of the board, the board’s committees, and management.

Compensation Committee Interlocks and Insider Participation
None of the members of our compensation committee has at any time been one of our executive officers or employees. None of our executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers serving as a member of our board of directors or compensation committee. We are parties to certain transactions with affiliates of Blackstone described in the “Certain Relationships and Related Party Transactions” section below.

Standard of Business Conduct

The board of directors has adopted a Standard of Business Conduct that applies to all of our directors, officers and employees. You can find a link to such code on our website at http://investor.catalent.com/corporate-governance. In accordance with, and to the extent required by, the rules and regulations of the SEC, we intend to post on our Web site waivers or implicit waivers (as such terms are defined in Item 5.05 of Form 8-K of the Exchange Act) and amendments of the Standard of Business Conduct that apply to any of our directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires executive officers and directors, a company’s chief accounting officer and persons who beneficially own more than 10% of a company’s common stock (the “Reporting Persons”), to file initial reports of ownership and reports of changes in ownership with the SEC and the NYSE. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.
Due to the timing of our IPO in August 2014, none of the Reporting Persons was subject to Section 16(a) in the year ended June 30, 2014.

ITEM 11.	EXECUTIVE COMPENSATION

Director Compensation
The following table provides summary information for fiscal 2014 concerning the compensation of the current members of our board of directors. The compensation paid to Mr. Chiminski, who became a member of our board of directors on March 17, 2009 and is our President and Chief Executive Officer, is presented in the Summary Compensation Table and the related explanatory tables. Our President and Chief Executive Officer is generally not entitled to receive additional compensation for his services as a director.

Name	Fees Earned or Paid In Cash ($)(1)	Option Awards ($)(2)(3)	Total ($)
Bruce McEvoy(4)	—	—	—
James Quella(4)	125,000	301,613	426,613
Chinh Chu(4)	—	—	—
Melvin Booth	125,000	—	125,000
Jack Stahl(5)	—	—	—
Rolf Classon(5)	—	—	—

(1)
In connection with our initial public offering, Mr. Booth was appointed to our board of directors effective July 30, 2014. During fiscal 2014, Mr. Booth served as a director of our subsidiary, Catalent Pharma Solutions, Inc. Therefore, the amount reported in the column reflects the annual retainer fee paid to Mr. Booth for services rendered in his capacity as a director of Catalent Pharma Solutions, Inc.

(2)
Amount reported for Mr. Quella reflects the grant date fair value computed in accordance with FASB ASC Topic 718 for the 46,200 options granted to him on July 11, 2013. For a discussion of the assumptions and methodologies used to calculate the amounts reported, please see the discussion of non-qualified stock option awards contained in Note 13 to our Consolidated Financial Statements for the period ended June 30, 2013, included in our Annual Report on Form 10-K for fiscal 2014.

(3)	As of June 30, 2014, Mr. Quella held 46,200 unexercised options and Mr. Booth held 50,750 unexercised options.

(4)
Employees of The Blackstone Group and its affiliates do not receive any compensation from us for their services on our board of directors. As described under “-Description of Director Compensation” below, in July 2013, as a result of Mr. Quella no longer being employed by The Blackstone Group, we approved an annual retainer for him and he was awarded 46,200 time-based vesting options which vest 20% per year on each of the first five anniversaries of the grant date, subject to his continued service.

(5)
In connection with our initial public offering, Messrs. Stahl and Classon were appointed to our board of directors effective July 30, 2014. Since they were appointed after the 2014 fiscal year, they did not receive any compensation from us during fiscal 2014.

Description of Director Compensation
This section contains a description of the material terms of our compensation arrangements for Messrs. Booth and Quella. As employees of The Blackstone Group, Messrs. Chu and McEvoy do not receive any compensation from us for their services on our board of directors. All of our directors, including Messrs. Chu and McEvoy, are reimbursed for the out-of-pocket expenses they incur in connection with their service as directors.
Mr. Booth. In July 2010, we approved an annual retainer of $125,000 for Mr. Booth starting in fiscal 2011. Mr. Booth was granted an option to purchase 50,750 shares of our common stock on September 8, 2010 under the 2007 PTS Holdings Corp. Stock Incentive Plan (our stock incentive plan, which was adopted in 2007 prior to PTS Holdings Corp. being renamed Catalent, Inc. in January 2014) as part of his compensation. 100% of Mr. Booth’s options are time options, and they will ordinarily become vested and exercisable in five substantially equal installments on each of the first five anniversaries of the grant date, subject to his continued provision of services. Mr. Booth’s options will also become fully vested upon a change in control of the Company or BHP PTS Holdings L.L.C. (our indirect parent) and the portion of his options that would otherwise have vested within 12 months following a termination of service without cause or due to death or disability will become vested in connection with such a termination of service. Other than the vesting terms described in this paragraph, the other terms of Mr. Booth’s options are generally the same as described below for the Named Officers (other than Messrs. Chiminski and Walsh) under the heading “-Description of Equity-Based Awards.”

Mr. Quella. In July 2013, as a result of Mr. Quella no longer being employed by The Blackstone Group, we approved an annual retainer for him of $125,000 starting in fiscal 2014. Mr. Quella was also granted an option to purchase 46,200 shares of our common stock on July 11, 2013 under the 2007 PTS Holdings Corp. Stock Incentive Plan as part of his compensation. 100% of Mr. Quella’s options are time options, and they will ordinarily become vested and exercisable in five substantially equal installments on each of the first five anniversaries of the grant date, subject to his continued provision of services. Mr. Quella’s options will also become fully vested upon a change in control of the Company or BHP PTS Holdings L.L.C. and the portion of his options that would otherwise have vested within 12 months following a termination of service without cause or due to death or disability will become vested in connection with such a termination of service. Other than the vesting terms described in this paragraph, the other terms of Mr. Quella’s options are generally the same as described below for the Named Officers (other than Messrs. Chiminski and Walsh) under the heading “-Description of Equity-Based Awards.”
In connection with our initial public offering, the Catalent Pharma Solutions, Inc. compensation committee retained Frederic W. Cook & Co., Inc. (“FW Cook”), an independent compensation consulting firm, to advise on executive compensation and director compensation for directors not employed by us or Blackstone. To assist the compensation committee in developing our director compensation program, FW Cook provided director compensation data from the same 13-company peer group that was used to evaluate executive compensation pay levels and program design and is described in detail below under the heading “Compensation Discussion and Analysis-Independent Compensation Consultant.” Based on its review of the peer group compensation data, and consistent with its executive compensation philosophy, the compensation committee set director compensation at a level that approximates the peer group median.
As a result, following the completion of our initial public offering, each director who is not employed by us or Blackstone is entitled to compensation as follows:

•	Cash retainer of $100,000, payable in quarterly installments in arrears;

•	Additional cash retainer payable in quarterly installments in arrears for serving on committees or as the chairperson of a committee as follows:

•	$15,000 annual chairman fee for the audit committee chairperson;

•	$10,000 annual chairman fee for each of the nominating and corporate governance committee chairperson and the compensation committee chairperson; and

•	$10,000 annual membership fee for audit committee members (other than the chairperson); and

•	$140,000 in the form of restricted stock units vesting in full after one year of service and subject to accelerated vesting in the event of a “change of control.”
We also adopted a stock ownership policy effective upon the consummation of our initial public offering. Each of our non-employee directors (other than a director employed by The Blackstone Group) is required to own stock in an amount equal to five times his or her annual cash retainer. For purposes of this requirement, a director’s holdings includes shares held directly or indirectly, individually or jointly, shares underlying vested equity-based awards and shares held under a deferral or similar plan. Each non-employee director is required to retain 100% of the shares received following exercise of options or upon settlement of vested restricted stock units (net of any shares used to satisfy any applicable tax withholding obligations) until such guidelines are met.

Executive Compensation
Compensation Discussion and Analysis
This section contains a discussion of the material elements of compensation awarded to, earned by or paid to our President and Chief Executive Officer, our Chief Financial Officer and each of our three other most highly compensated executive officers who served in such capacities at the end of our fiscal year on June 30, 2014, collectively known as the “Named Officers.”

Prior to our initial public offering, our executive compensation program was determined and approved by the compensation committee of our subsidiary, Catalent Pharma Solutions, Inc. In connection with our initial public offering, we established a compensation committee that is responsible for establishing, maintaining and administering our executive compensation and benefit policies.
Except where the context requires otherwise, the terms “compensation committee” and “board of directors” as used in this “Executive Compensation” section refer to the board of directors and compensation committee of Catalent Pharma Solutions, Inc.

Over the course of the year our President and Chief Executive Officer provided written assessments of his performance against his specific annual performance goals and objectives to the board of directors at each quarterly meeting of the board of directors. The compensation committee took into account the Chief Executive Officer’s recommendations regarding the compensatory arrangements for our executive officers other than himself. Our President and Chief Executive Officer provided the final compensation recommendations for our Named Officers (NEOs) to the compensation committee for review and approval. The other NEOs do not have any role in determining or recommending the form or amount of compensation paid to our NEOs. Our President and Chief Executive Officer was not a member of the compensation committee.
Executive Compensation Program Objectives and Overview
Our current executive compensation program is intended to achieve two fundamental objectives: (1) attract, motivate and retain high caliber talent; and (2) align executive compensation with achievement of our overall business goals, adherence to our core values and stockholder interests. In structuring our current executive compensation program, we are guided by the following basic philosophies:
Competitive Compensation. Our executive compensation program should provide a fair and competitive compensation opportunity that enables us to attract and retain high caliber executive talent. Executives should be appropriately rewarded for their contributions to our successful performance.
“Pay for Performance.” A significant portion of each executive’s compensation should be “at risk” and tied to overall company, business unit and individual performance.
Alignment with Stockholder Interests. Executive compensation should be structured to include variable elements that link executives’ financial rewards to stockholder return. The equity portion of each executive’s compensation should be significant.
As described in more detail below, the material elements of our executive compensation program for NEOs include base salary, cash bonus opportunities, a long-term equity incentive opportunity, a deferred compensation opportunity and other retirement benefits and welfare benefits. The NEOs may also receive severance payments and other benefits in connection with certain terminations of employment or a change in control of the Company or BHP PTS Holdings L.L.C. We believe that each element of our executive compensation program helps us to achieve one or more of our compensation objectives, as illustrated by the table below.

Compensation Element	Compensation Objectives Designed to be Achieved

Base Salary	Attract, motivate and retain high caliber talent

Cash Bonus Opportunity	Compensation “at risk” and tied to achievement of business goals and individual performance

Long-Term Equity Incentive Opportunity	Align compensation with the creation of stockholder value and achievement of business goals

Deferred Compensation Opportunity and Other Retirement Benefits	Attract, motivate and retain high caliber talent

Severance and other Benefits Potentially Payable Upon Certain Terminations of Employment or a Change in Control	Attract, motivate and retain high caliber talent

Welfare Benefits	Attract, motivate and retain high caliber talent
These individual compensation elements are intended to create a total compensation package for each NEO that we believe achieves our compensation objectives and provides competitive compensation opportunities.
Independent Compensation Consultant
As described above, the compensation committee retained FW Cook, an independent compensation consulting firm, to advise on executive and non-employee director (other than a director employed by The Blackstone Group) compensation in connection with our initial public offering. In addition, to assisting with the setting of director compensation following our initial public offering, FW Cook assisted the compensation committee in conducting a review of the competitiveness of our executive compensation program, designing our post-IPO long-term equity incentive award program and determining the size of the initial long-term equity incentive grants we made and expect to make to certain officers and employees, including all of our named executive officers (other than Mr. Khichi) in connection with our initial public offering.
To assist the compensation committee in its review and evaluation of each of these areas, FW Cook provided the compensation committee with executive compensation data from a peer group composed of the following 13 companies: CareFusion Corporation; Covance Inc.; The Cooper Companies Inc.; Charles River Laboratories International, Inc.; Haemonetics Corporation; Hospira, Inc.; Impax Laboratories, Inc.; Mettler-Toledo International, Inc.; PAREXEL International Corporation; PerkinElmer, Inc.; Perrigo Company; STERIS Corporation and West Pharmaceutical Services, Inc. The peer group was initially developed by FW Cook and was approved by the compensation committee following further refinement based on industry input from management and the compensation committee. While the peer group included companies of smaller, comparable and larger size, our revenue, EBITDA, estimated enterprise value and number of employees approximated the peer group median and our expected market capitalization approximated the 25th percentile of the peer group.
FW Cook evaluated the competitiveness of our executive compensation program using both the peer group compensation data as well as a third-party pharmaceutical industry survey. Overall, total target annual cash compensation (i.e., base salary plus target bonus) for our named executive officers ranged from the median to the 75th percentile depending on position and data reference point. Based on this evaluation, FW Cook informed the compensation committee that in the aggregate the competitive data did not indicate a need for widespread adjustments to total target annual cash compensation in connection with the initial public offering. With respect to our long-term equity incentive opportunities, the compensation committee determined to set the total grant value of the initial long-term equity incentive grants for all of our named executive officers (other than Mr. Khichi) at 100% of each named executive officer’s current base salary, which was below the 25th percentile of the peer group, in order to meet our goal of generally setting total compensation for our executive officers at the median of the peer group. See “Long Term Equity Incentive Awards” below for additional details on the initial long-term equity incentive grants.
Employment Agreements
For retention purposes, we have entered into employment agreements with Messrs. Chiminski and Walsh. A full description of the material terms of these agreements is presented below in the narrative section following the Grants of Plan Based Awards in Fiscal 2014 table.
Executive Compensation Program Elements
Base Salaries
Base salaries are an important element of compensation because they provide the Named Officers with a base level of income. Generally our NEOs are eligible for an adjustment to their base salaries on an 18-month cycle. Adjustments may occur earlier or later depending on performance and market competitiveness. During fiscal 2014, in recognition of their performance, we adjusted the base salary of each of Mr. Downie (from $395,000 to $415,000, effective September 1, 2013), Mr. Khichi (from $439,000 to $455,000, effective October 1, 2013) and Mr. Leonard (from $415,000 to $435,000, effective October 1, 2013 and from $435,000 to $455,000 effective November 4, 2013). The Summary Compensation Table below shows the base salary paid to each NEO along with base salary adjustments, in the corresponding footnotes, during fiscal 2014.
Fiscal 2015 Base Salary Adjustment
In recognition of his performance, effective July 1, 2014, we adjusted Mr. Walsh’s base salary from $625,000 to $650,000.
Cash Bonus Opportunities
Annual Cash Bonus Opportunity
We sponsor a management incentive plan (the “MIP”), which is not set forth in a formal plan document. All of our NEOs are eligible to participate in the MIP. The primary purpose of the MIP is to focus management on key measures that drive financial performance and provide competitive bonus opportunities tied to the achievement of our financial and strategic growth objectives.
Fiscal 2014 MIP
A target annual bonus, expressed as a percentage of base salary (other than with respect to Mr. Chiminski, whose employment agreement provides for a target annual bonus of $1,000,000), is established within certain NEOs’ employment agreements or offer letters and may be adjusted from time to time by the compensation committee in connection with an NEO’s promotion. The target annual bonus for fiscal 2014 for each of the NEOs (other than Mr. Chiminski) was 75% of their respective base salary. The MIP award, which is a cash bonus, is tied to our overall financial results (the Business Performance Factor) and a combination of individual financial and/or strategic goals appropriate for each position (the Individual Performance Factor).
In fiscal 2012, the compensation committee accepted a recommendation by our senior management to make certain changes to the MIP formula for fiscal years beginning with fiscal 2013. The recommendations as they related to the NEOs were as follows: (1) the hurdle point at which the MIP pool begins to fund has been raised from 90% of achievement against financial targets to 95% achievement; and (2) the pre-established payout percentage scale has been adjusted only with respect to financial performance greater than 105% and up to 110% of financial target achievement. For fiscal 2013, the financial performance payout percentages increased by 7.5% for each 1.0% increase in specified financial performance target attainment between 105% and 110% achievement of our financial goals. Previously, the specified financial performance payout percentages increased by 5.0% for each 1% of specified financial performance target attainment. As a result of this change in the pre-established scale, the maximum financial performance payout percentage attainable at 110% achievement of financial targets was increased from 150% to 162.5%. The compensation committee accepted the recommendations as a way to more closely align incentive payouts with the achievement of financial targets and to enhance the value created through incremental achievement above financial targets. For fiscal 2014, no additional changes to the MIP formula were made.
The actual fiscal 2014 MIP award for the NEOs (other than Mr. Chiminski) was the product of their target annual bonus multiplied by the sum of (1) the Business Performance Factor achievement percentage (20% multiplied by the revenue payout percentage plus 60% multiplied by the internally-adjusted EBITDA payout percentage) and (2) their Individual Performance Factor achievement percentage (20% multiplied by the individual performance payout percentage). The actual fiscal 2014 MIP award for the NEOs (other than Mr. Chiminski) was capped at 150% of the NEOs’ target annual bonus. For Mr. Chiminski, his actual fiscal 2014 MIP award was the product of his target annual bonus multiplied by the sum of (1) the Business Performance Factor achievement percentage (25% multiplied by the revenue payout percentage plus 75% multiplied by the internally-adjusted EBITDA payout percentage) and (2) his Individual Performance Factor and could not exceed 200% of his target annual bonus.
With respect to the NEOs, financial performance is measured 100% at the company-wide level. Financial performance relative to specified financial performance targets set by the board of directors determines the aggregate funding level and the Business Performance Factor for the MIP. In order for there to be any payment under the MIP, financial performance with respect to the internally-adjusted EBITDA target must meet or exceed 95% of target. If the financial performance targets set by the board of directors are met, the aggregate bonus pool amount will be set at 100% of the target amount in the annual operating budget and the specified financial performance target payout percentages will be set at 100%, subject to the compensation committee’s discretion. If financial performance exceeds the targets, the aggregate bonus pool amount and the specified financial performance target payout percentages are increased above 100%, up to a maximum of 162.5%, based on a pre-established scale. If financial performance does not meet target, the bonus pool amount and the specified financial performance target payout percentages are decreased from 100% based on the pre-established scale. Pursuant to the pre-established scale, each 1% change in the specified financial performance results in relation to the target amount equates to a 5% change in the applicable financial performance payout percentages when the financial performance is 95% or greater up to 105%. For financial performance target attainment above 105% and up to 110% the change in financial performance payout percentage is 7.5% (for example, exceeding the financial performance target by 6% equates to a payout percentage of 132.5% and financial performance at 95% of the specified financial performance target equates to a payout percentage of 75%). The compensation committee has the discretion to adjust the MIP aggregate bonus pool amount and the Business Performance Factor determined by reference to the pre-established scale upwards or downwards to address special situations.
We believe that tying the NEOs’ bonuses to company-wide performance goals encourages collaboration across the executive leadership team. We attempt to establish the financial performance target(s) at challenging levels that are reasonably attainable if we meet our performance objectives. For fiscal 2014, we used internally-adjusted EBITDA and revenue as measures of financial performance because we believe that they provide a reliable indicator of our strategic growth and the strength of our cash flow and overall financial results. Internally-adjusted EBITDA is generally calculated in the same manner as Adjusted EBITDA is calculated for purposes of the indentures governing our notes and the credit agreement governing our senior unsecured term loan facility, except for the impact of foreign exchange and other non-operational matters. In determining the actual Business Performance Factor, the achievement of internally-adjusted EBITDA against target is weighted 75% while the achievement of revenue against target is weighted 25%. The fiscal 2014 internally-adjusted EBITDA performance target was $453.8 million and our actual internally-adjusted EBITDA performance for fiscal 2014 was $435.7 million. The fiscal 2014 revenue performance goal was $1.91 billion and our revenue performance for fiscal 2014 was $1.83 billion. Based on this financial performance and pursuant to the pre-established scale, the internally-adjusted EBITDA payout percentage was 80% and the revenue payout percentage was also 80%, which therefore resulted in a Business Performance achievement percentage of 80% for Mr. Chiminski and 64% for Messrs. Walsh, Downie and Leonard. The Business Performance Factor determines the funding for 80% of the MIP pool.

After setting the Business Performance Factor, the compensation committee determines the actual bonuses paid to the NEOs based on an assessment of each NEO’s Individual Performance Factor. Other than with respect to Mr. Chiminski, the Individual Performance Factor payout percentage (which only impacts 20% of an NEO’s MIP award) can range from 0% to 150%. Mr. Chiminski’s Individual Performance Factor (which is not weighted and impacts his entire MIP award) can range from 0% to 100% and is based on the compensation committee’s overall assessment of his individual performance based on the achievement of his personal strategic and financial objectives that are set at the beginning of the fiscal year. For fiscal 2014, Mr. Chiminski’s individual goals and objectives for his individual performance factor related to the following five areas and were assigned the following weightings: revenue and strategic growth initiatives (40%), in-organic growth initiatives (25%), cash management and margin objectives (10%), operational excellence/quality compliance objectives (10%) and Chief Executive Officer leadership and organization vitality objectives (15%). The fiscal 2014 goals and objectives for the other NEOs related to the following five categories, but were not assigned numerical weightings: quality and compliance; operational excellence; customer innovation/growth; organizational vitality/leadership and financial accountability. Each fiscal year, the NEOs typically have between twenty and thirty individual goals and objectives established within the broader categories.
The compensation committee performed the assessment of Mr. Chiminski’s Individual Performance Factor after reviewing the written assessments of his performance against his specific goals and objectives that Mr. Chiminski provided at each quarterly meeting of the board of directors. The Chief Executive Officer together with the Senior Vice President, Human Resources performed the assessment of the other NEOs’ Individual Performance Factors and made a recommendation to the compensation committee.
The following table illustrates the calculation of the fiscal 2014 MIP award earned by each of our NEOs (other than Mr. Khichi). As further described in the “Severance and Other Benefits” section below, Mr. Khichi resigned from the Company, effective July 15, 2014. Since Mr. Khichi’s resignation was effective prior to the Company’s payment of the fiscal 2014 MIP awards, he was not eligible to receive a MIP award for fiscal 2014. Actual fiscal 2014 MIP awards are also presented in the Summary Compensation Table below.

	2014 Salary	MIP Award Potential Percentage	MIP Award Potential Target	Achievement Factor	Actual MIP Award Paid
John Chiminski	$850,000	n/a	1,000,000	158%	1,580,000
Matthew Walsh	$625,000	75%	468,750	91%	426,563
William Downie	$411,603	75%	308,702	88%	271,658
Stephen Leonard	$443,055	75%	332,291	91%	302,415
Sign-on Bonuses
From time to time, our compensation committee may award sign-on bonuses in connection with the commencement of an NEO’s employment with us. Sign-on bonuses are used only when necessary to attract highly skilled officers to the Company. Generally they are used to incentivize candidates to leave their current employers, or may be used to offset the loss of unvested compensation they may forfeit as a result of leaving their current employers. Sign-on bonuses are typically subject to a claw-back obligation if the officer voluntarily terminates his employment with us within twelve months of the employment commencement date.
Discretionary Bonuses
From time to time, our compensation committee may award discretionary bonuses in addition to any annual bonus payable under the MIP in recognition of extraordinary performance. For fiscal 2014, our compensation committee awarded Mr. Leonard a discretionary bonus of $50,000 in recognition of his superior performance in fiscal 2014. This discretionary bonus amount is reported in the “Bonus” column in the Summary Compensation Table below.
In fiscal 2015, in recognition of their significant efforts in executing the Company’s successful initial public offering, our compensation committee determined to award Messrs. Chiminski and Walsh special IPO bonuses of $500,000 and $200,000, respectively. Since these amounts were not earned until the closing of our initial public offering in fiscal 2015, they will be reported in the “Bonus” column in next year’s Summary Compensation Table.

Long-Term Equity Incentive Awards
We believe that the NEOs’ long-term compensation should be directly linked to the value we deliver to our stockholders. Equity awards to the NEOs are designed to provide long-term incentive opportunities over a period of several years. Stock options have historically been our preferred equity award because the options will not have any value unless the underlying shares of common stock appreciate in value following the grant date. Accordingly, awarding stock options causes more compensation to be “at risk” and further aligns our executive compensation with our long term profitability and the creation of shareholder value. The 2007 PTS Holdings Corp. Stock Incentive Plan also permitted us to grant other types of equity-based awards, such as restricted stock units, stock appreciation rights, restricted stock and other “full value” awards. For example, we have granted restricted stock units (“RSUs”) to Messrs. Chiminski and Walsh (see “Description of Equity-Based Awards” below) to further align their interests with those of our stockholders.
Another key component of our long-term equity incentive program prior to our initial public offering was that NEOs and other eligible employees were provided with the opportunity to invest in our common stock on the same general terms as our existing owners. We considered this investment opportunity an important part of our equity program because it encouraged stock ownership and aligned the NEOs’ financial interests with those of our stockholders.

The amounts of each NEO’s investment opportunity and stock option and/or RSU award, as applicable, were determined based on several factors, including: (1) each NEO’s position and expected contribution to our future growth; (2) dilution effects on our stockholders and the need to maintain the availability of an appropriate number of shares for option awards to less-senior employees; and (3) ensuring that the NEOs were provided with appropriate and competitive total long-term equity compensation and total compensation amounts.
Generally, options were granted to senior level officers based on their position in the Company. Historically, grants have not been made on an annual basis, and instead were made upon an executive’s commencement of employment with us or when an executive receives promotions into more senior level positions.
In May 2014, for retention purposes, our board of directors granted Mr. Walsh an additional 29,400 restricted stock units in accordance with and pursuant to the terms of the 2007 PTS Holdings Corp. Stock Incentive Plan as amended from time to time. Subject to Mr. Walsh’s continued employment, 100% of the restricted stock units will vest on May 7, 2016. There were no other long-term equity incentive awards granted to the NEOs in fiscal 2014. See “Description of Equity-Based Awards” below for additional details.
New Long-Term Equity Incentive Program
In connection with our initial public offering, with the assistance of FW Cook, our compensation committee approved a new long-term equity incentive program which is expected to commence in fiscal 2016. After reviewing peer group market data provided by FW Cook, the compensation committee has determined to adopt a portfolio approach of annual grants with a value-based mix of performance share units, time-based stock options and time-based RSUs with 50%, 30% and 20% weightings, respectively. This new program is consistent with the peer group and broader public company practice and is consistent with our compensation objective of providing a long-term equity incentive opportunity that aligns compensation with the creation of sustainable stockholder value and achievement of business goals. Awards under this new program will reflect market based compensation, subject to the discretion of our compensation committee, and will be granted during our standard performance evaluation and compensation planning calendar following the end of each applicable fiscal year.
Fiscal 2015 Awards
In connection with our initial public offering, we also made initial long-term equity incentive grants under our 2014 Omnibus Incentive Plan to certain officers and employees, including all of our named executive officers (other than Mr. Khichi), which were structured the same way as the annual grants we expect to commence in fiscal 2016 and provide a mix of performance share units, time-based stock options and time-based restricted stock units with the same 50%, 30% and 20% value-based weightings described above. Subject to the recipient’s continued service with the Company through each applicable vesting date, one-fourth of the shares subject to stock options will vest on each one-year anniversary following our initial public offering and the restricted stock units will be fully vested on the third anniversary of our initial public offering.
On a “change in control,” any outstanding and unvested time-based stock options and restricted stock units will become fully vested to the extent the acquiring or successor entity does not assume, continue or substitute for the stock options and restricted stock units. If the recipient’s employment is terminated by us without cause within eighteen (18) months following a “change in control”, any outstanding and unvested stock options and restricted stock units will become fully vested (to the extent the acquiring or successor entity assumes, continues or substitutes for the stock options and restricted stock units). Any outstanding and unvested stock options and restricted stock units will continue to vest on the originally scheduled vesting date(s) (subject to continued compliance with post-employment restrictive covenants through the originally scheduled vesting date(s) and the recipient executing a release of claims) in the event of the recipient’s termination of employment by the recipient due to retirement or due to disability. Any outstanding and unvested stock options and restricted stock units will become fully vested in the event of the recipient’s termination of employment due to the recipient’s death. Upon any other termination of employment, all unvested stock options and restricted stock units will be forfeited.

Performance share units were granted on September 3, 2014 and, subject to the recipient’s continued service with the Company through the vesting date, are scheduled to vest following the end of the three year performance period which began on July 1, 2014 and is scheduled to end on June 30, 2017, based on cumulative revenue growth relative to our revenue for fiscal 2014 (which represents 25% of the goals) as of the last day of the performance period plus cumulative EBITDA growth relative to our Adjusted EBITDA for fiscal 2014 (which represents 75% of the goals) as of the last day of the three year performance period (with "revenue" and "EBITDA" as defined in the award agreement). Depending on the level of growth achieved, the number of performance share units which may vest at the end of the performance period will range from 0% for below threshold performance up to 200% for maximum performance.

The value of the award was translated into a number of performance share units by dividing the value of the grant by the closing price per share of our common stock on the date of grant.

In the event of a “change in control” on or prior to July 1, 2015, to the extent the acquiring or successor entity does not assume, continue or substitute for the performance share units, the target number of performance share units will become fully vested. In the event of a “change in control” after July 1, 2015 but prior to June 30, 2017, to the extent the acquiring or successor entity does not assume, continue or substitute for the performance share units, a number of performance share units equal to the number that would have vested based on actual growth between July 1, 2014 and the last day of the fiscal year immediately preceding the date of the “change in control”, assuming that the performance period ends on such date and measuring cumulative growth as of such date, will become fully vested and any remaining performance share units will be forfeited.

In the event of a “change in control” on or prior to July 1, 2015, to the extent the acquiring or successor entity assumes, continues or substitutes for the performance share units, the target number of performance share units will convert into time-based restricted stock units which will vest on June 30, 2017, subject to the recipient’s continued employment through the vesting date. In the event of a “change in control” after July 1, 2015 but prior to June 30, 2017, to the extent the acquiring or successor entity assumes, continues or substitutes for the performance share units, the number of performance share units that will convert into time-based restricted stock units will be equal to the number of performance share units that would have vested based on actual growth between July 1, 2014 and the last day of the fiscal year immediately preceding the date of the “change in control”, assuming that the performance period ends on such date and measuring cumulative growth as of such date, and any remaining performance share units will be forfeited.

In the event of the recipient’s termination of employment due to disability or retirement, the performance share units will remain outstanding through the end of the performance period and the performance share units will vest based on actual performance during the performance period (subject to continued compliance with post-employment restrictive covenants through the originally scheduled vesting date and the recipient executing a release of claims) (unless a “change in control” occurs in which case, the performance share units will be treated as described above), however, in the case of the recipient’s retirement, the number of performance share units that vest, if any, will be pro-rated based on the time elapsed as of the date of termination. In the event of the recipient’s termination of employment due to the recipient’s death, the target number of performance share units will become fully vested (unless a “change in control” occurs prior to such date in which case, the resulting number of performance share units as determined as described above will vest). If the recipient’s employment is terminated by us without cause within eighteen (18) months following a “change in control,” any outstanding and unvested converted restricted stock units will become fully vested. Upon any other termination of employment, all unvested performance share units (or converted restricted stock units, as applicable) will be forfeited.

The award agreement for each of the foregoing initial long-term equity incentive grants contains restrictive covenants, provided that if the recipient is party to an employment or similar agreement which already contains restrictive covenants, then the existing restrictive covenants will continue to apply in lieu of the restrictive covenants contained in the award agreement. Under the award agreements, while employed and for one year following their termination of employment, recipients are prohibited from competing with us and from soliciting our employees, consultants and certain actual and prospective clients. The award agreement also contains an indefinite restriction on the recipient’s disclosure of our confidential information. If a recipient breaches any of these restrictive covenants or the Company determines after termination that grounds for a termination for cause existed, we have the right to “clawback” and recover any gains the recipient may have realized with respect to his or her awards or any shares issued in respect thereof.

The following table illustrates the total grant value of the above described initial long term incentive grants for each of our named executive officers (other than Mr. Khichi), which was translated into the number of performance share units, (assuming that the target level of performance is achieved, with the actual number of shares to be earned based on the performance criteria described above), stock options, and restricted stock units set forth below by taking such dollar amount and dividing it by the per share “fair value” used for reporting the compensation expense associated with the grant under applicable accounting guidance:

	Total Grant Value (100% of base salary)	50% Performance Share Units (#)	30% Stock Options (#)	20% Restricted Stock Units (#)
John Chiminski	$850,000	19,604	41,464	8,293
Matthew Walsh(1)	$650,000	14,991	31,708	6,342
Stephen Leonard	$455,000	10,494	22,196	4,440
William Downie	$415,000	9,572	20,244	4,049

(1)	Mr. Walsh’s base salary was increased from $625,000 to $650,000 on July 1, 2014; therefore, his grant was based on his new salary.
Deferred Compensation Opportunity and Other Retirement Benefits
Catalent Pharma Solutions, LLC Deferred Compensation Plan
Our NEOs are eligible to participate in our 401(k) plan and our non-qualified deferred compensation plan. The non-qualified deferred compensation plan generally allows participants to defer on a pre-tax basis up to 20% of their base salaries and 100% of their annual cash bonuses. We believe that providing the NEOs with deferred compensation opportunities is a market based benefit plan necessary for us to deliver competitive benefit packages. This plan allows its participants to receive the tax benefits associated with delaying the income tax event on the compensation deferred even though our related deduction is also deferred. The non-qualified deferred compensation plan also provides for three types of discretionary company contributions to supplement the amounts deferred by the NEOs and other eligible employees, subject to certain limits. In January 2009, we elected to suspend our employer non-matching contributions and, in February 2009, we elected to suspend our employer matching contribution. Effective February 1, 2010, we reinstated our employer matching contribution based on the strength of our financial results; however we did not reinstate the other employer contributions. We currently match 50% of the first 6% of eligible pay that employees contribute to the non-qualified deferred compensation plan up to the first $100,000 above the IRS qualified plan limits. The Nonqualified Deferred Compensation-Fiscal 2014 table and related narrative section below describe our non-qualified deferred compensation plan and the benefits it provides.
Chiminski RSU Bonus Election; Obligation to Purchase Common Stock
Pursuant to the terms of Mr. Chiminski’s employment agreement, in addition to the shares of our common stock that he has already purchased, Mr. Chiminski was required to use 50% of the after-tax proceeds of any payment he received as an annual MIP bonus while employed paid in respect of fiscal 2010 or 2011, in each case, to promptly purchase shares of our common stock.
On June 30, 2010, we, Catalent Pharma Solutions, Inc. and Mr. Chiminski entered into a letter agreement, which modified certain terms of Mr. Chiminski’s employment agreement. The primary purpose of the letter agreement was to provide Mr. Chiminski with a more tax-advantaged mechanism to satisfy his employment agreement obligation to purchase additional shares of our common stock. Specifically, the letter agreement permits Mr. Chiminski to irrevocably elect on an annual basis, prior to the beginning of each fiscal year, commencing with fiscal 2011, in lieu of receiving a portion of his annual MIP bonus in cash, to receive a grant of fully vested RSUs to be settled in shares of our common stock, which RSUs will be granted on the bonus payment date. Mr. Chiminski made such an election for fiscal 2011, and received 50% of his annual MIP bonus in respect of such fiscal year in the form of a grant of RSUs. For elections in respect of any fiscal year after fiscal 2011, Mr. Chiminski may elect to receive no less than 20% of his annual MIP bonus, if any, in the form of a grant of RSUs. The number of RSUs Mr. Chiminski receives will be based on the value of the portion of the annual MIP bonus he elects to defer into RSUs and the fair market value of a share of our common stock on the bonus payment date. For each of fiscal 2012, 2013, 2014 and 2015, Mr. Chiminski did not elect to receive fully vested RSUs in lieu of a portion of his annual MIP bonus.

All grants made in connection with an annual MIP bonus election will be subject to a separate RSU agreement, which provides that the RSUs will be 100% vested on the date of grant (which will be the bonus payment date) and will be settled in shares of our common stock on the earlier to occur of a change in control of the Company or BHP PTS Holdings L.L.C. and the sixth anniversary of the date of grant.
Other Retirement Benefits
In addition to our 401(k) plan and non-qualified deferred compensation plan, we have three frozen defined-benefit pension plans. These pension plans were originally established by R.P. Scherer Corporation and its affiliates, which was a predecessor corporation that was acquired by Cardinal Health. In connection with the Acquisition, we agreed with Cardinal Health to assume liability for benefits provided under these pension plans, subject to receiving certain asset transfers from Cardinal Health and its benefit plans. All three plans are currently closed to new participants and frozen with respect to benefit accruals. None of the NEOs are currently eligible to participate in the frozen defined-benefit pension plans. In connection with his relocation to the United States, we agreed to permit Mr. Downie’s continued his participation in the Catalent Pharma Solutions UK Pension Plan. The Catalent Pharma Solutions UK Pension Plan is a defined contribution plan open to all employees of our Catalent Pharma Solutions Limited UK entity. The plan provides for an employer matching contribution of between 5% and 8% of eligible base salary compensation dependent upon the participant contributing between 3% and 6% of eligible base salary compensation.
Severance and Other Benefits
We believe that severance protections can play a valuable role in attracting and retaining high caliber talent. In the competitive market for executive talent, we believe severance payments and other termination benefits are an effective way to offer executives financial security to offset the risk of foregoing an opportunity with another company. For example, we offer each NEO an enhanced outplacement benefit. Consistent with our objective of using severance payments and benefits to attract and retain executives, we generally provide each NEO with amounts and types of severance payments and benefits that we believe will permit us to attract and/or continue to employ the individual NEO.
The severance benefits under these agreements are generally more favorable than the benefits payable under our general severance policy. For example, we offer each NEO a severance benefit payable upon a termination by the NEO for good reason or by us without cause. The good reason definition in these agreements would only be triggered by adverse circumstances that we believe would give rise to a constructive termination of employment.
At our discretion, we may also provide certain executives with enhancements to our existing benefits that are not available to other employees, such as relocation assistance. As part of Mr. Chiminski’s amended employment contract he is eligible to receive reimbursement (on a tax grossed-up basis), on an annual basis during each calendar year of the employment term, for the reasonable cost of (1) premiums for an executive life insurance policy (not to exceed $15,000) and (2) financial services/planning (not to exceed $15,000).
On April 28, 2014, Mr. Khichi notified the Company of his decision to leave the Company, effective July 21, 2014, to serve as Senior Vice President, General Counsel and Corporate Secretary of a multinational public company. Mr. Khichi agreed to continue to serve in his various capacities for a transition period ending on July 21, 2014. In connection therewith, we agreed to increase Mr. Khichi’s base salary $25,000 per month, effective May 1, 2014. In addition, Mr. Khichi received a retention bonus in the amount of $100,000, which was paid on August 1, 2014, in connection with his satisfactory completion of specified projects as determined by our President and Chief Executive Officer. Mr. Khichi did not receive any severance or additional payments or benefits in connection with his resignation. See “Potential Payments upon Termination or Change in Control-Messrs. Downie, Khichi, and Leonard” below for additional details. The Company and Mr. Khichi subsequently determined that Mr. Khichi’s last day of employment would be July 15, 2014.
Section 162(m) of the Internal Revenue Code
Following our initial public offering, we expect to be able to claim the benefit of a special exemption rule that applies to compensation paid (or compensation in respect of equity awards such as stock options or restricted stock granted) during a specified transition period. This transition period may extend until the first annual stockholders meeting that occurs after the close of the third calendar year following the calendar year in which our initial public offering occurred, unless the transition period is terminated earlier under the Section 162(m) post-offering transition rules. At such time as we are subject to the deduction limitations of Section 162(m), we expect that the compensation committee will take the deductibility limitations of Section 162(m) into account in its compensation decisions; however, the compensation committee may, in its judgment, authorize compensation payments that are not exempt under Section 162(m) when it believes that such payments are appropriate to attract or retain talent.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review and discussion with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Submitted by the Compensation Committee of our Board of Directors:

James Quella, Chair
Melvin D. Booth
Bruce McEvoy

Summary Compensation Table
The following table provides summary information concerning the compensation of our Chief Executive Officer, our Chief Financial Officer and each of our other NEOs.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)	Option Awards ($)(4)	Non- Equity Incentive Plan Compensation ($)(5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(6)	Total ($)
John Chiminski	2014	850,000	—	—	—	1,580,000	—	36,420	2,466,420
President & Chief Executive Officer and Director	2013	850,000	—	—	2,904,100	1,550,000	—	33,048	5,337,148
	2012	801,923	—	—	—	2,000,000	—	63,064	2,864,987

Matthew Walsh	2014	625,000	—	602,700(3)	—	426,563	—	10,229	1,664,492
Executive Vice President & Chief Financial Officer	2013	612,397	114,698	—	396,825	413,344	—	10,697	1,547,961
	2012	571,650	185,000	520,000(3)	346,380	526,097	—	23,572	2,172,699

William Downie(7)	2014	411,603	—	—	—	271,658	—	248,216	931,477
Senior Vice President, Sales & Marketing	2013	395,000	9,480	—	257,303	254,775	—	208,581	1,125,139
	2012	385,000	—	—	—	335,520	—	178,798	899,318

Samrat Khichi	2014	500,967	—	—	—	—	—	11,199	512,166
Senior Vice President, Chief Administrative Officer and General Counsel	2013	439,000	85,536	—	557,712	296,325	—	10,598	1,389,171
	2012	412,192	150,000	—	—	378,310	—	10,343	950,845

Stephen Leonard	2014	443,055	50,000	—	—	302,415	—	10,950	806,420
Senior Vice President, Global Operations	2013	415,000	84,960	—	270,207	280,125	—	10,759	1,061,051
	2012	392,500	100,000	—	—	375,000	—	10,540	878,040

(1)
Amounts reported include any compensation an NEO elected to defer under our non-qualified deferred compensation plan. Our practice is to review executive compensation on an 18 month cycle. Actual changes in compensation may occur earlier based on performance and market competitiveness. As a result, Messrs. Downie, Khichi and Leonard each received an increase in base salary. Mr. Downie’s base salary was increased from $395,000 to $415,000, effective September 1, 2013. Mr. Walsh’s base salary was increased from $625,000 to $650,000 on July 1, 2014. Mr. Khichi’s base salary was increased from $439,000 to $455,000, effective October 1, 2013. Mr. Leonard’s base salary was increased from $415,000 to $435,000, effective October 1, 2013 and from $435,000 to $455,000, effective November 4, 2013. On April 28, 2014, Mr. Khichi notified the Company of his decision to leave the Company on July 21, 2014. In connection with Mr. Khichi agreeing to continue to serve in his various capacities for a transition period ending on July 21, 2014, his base salary was increased by $25,000 per month, effective May 1, 2014.

(2)	Amount reported for Mr. Leonard for fiscal 2014 represents an additional discretionary bonus awarded in recognition of his superior performance in fiscal 2014.

(3)
Reflects RSUs we granted to Mr. Walsh on October 11, 2011 pursuant to the terms of his new employment agreement and additional RSUs we granted to him in May 2014. The RSUs granted to Mr. Walsh in May 2014 were valued based on our initial public offering price of $20.50 per share for purposes of calculating the aggregate grant date fair value in accordance with FASB ASC Topic 718.

(4)	Reflects options we granted to the NEOs to acquire shares of our common stock. Amounts reported reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(5)
Amounts reported reflect the fiscal 2014 MIP award earned by each of our NEOs (other than Mr. Khichi), Since Mr. Khichi’s resignation was effective prior to the Company’s payment of the fiscal 2014 MIP awards, he was not eligible to receive a MIP award for fiscal 2014.

(6)	The supplemental table below sets forth the details of amounts reported as “All Other Compensation” for fiscal 2014.

(7)
Certain amounts in “All Other Compensation” were paid to Mr. Downie in pounds sterling. These amounts were converted to U.S. dollars at an exchange rate of 1.63 which represents the average end of month rates during our fiscal year ending June 30, 2014.

Name	Employer 401(k) Matching Contributions ($)(1)	Employer Non- Qualified Deferred Compensation Matching Contributions ($)(2)	Employer Qualified UK DC Plan Contributions ($)(3)	International Relocation Benefits($)(4)	Financial Services Reimbursement ($)(5)	Life Insurance Policy Reimbursement ($)(6)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
John Chiminski	6,842	—	—	—	16,770	12,807	36,420
Matthew Walsh	7,500	2,729	—	—	—	—	10,229
William Downie	—	—	34,770	213,446	—	—	248,216
Samrat Khichi	8,415	2,784	—	—	—	—	11,199
Stephen Leonard	8,100	2,850	—	—	—	—	10,950

(1)	Our 401(k) plan provides for a 50% matching contribution on the first 6% of participants’ pre-tax contributions up to IRS limits.

(2)
The Catalent Pharma Solutions, LLC Deferred Compensation Plan provides for a 50% matching contribution on the first 6% of eligible pay that employees contribute to the plan up to the first $100,000 above the IRS qualified plan limits.

(3)
On October 11, 2010, Mr. Downie transferred from Swindon U.K. to our corporate offices in the United States for his assignment as Senior Vice President, Global Sales & Marketing. As part of the terms of his November 18, 2010 letter agreement, Mr. Downie was allowed to maintain his continued participation in the Catalent Pharma Solutions UK Pension Plan with an employer contribution of 8%.

(4)
Pursuant to Mr. Downie’s November 18, 2010 letter agreement relating to his relocation assignment, we also agreed to provide Mr. Downie with certain benefits that are generally included in our international relocation program for a period of 24 months from the effective date of his assignment, which benefits were extended for an additional 24 months (36 months in the case of his housing benefits) in fiscal 2013. The amount reported in column (e) reflects the following: $111,377 for payment of housing expenses; $19,900 for continuation of his U.K. car allowance; $17,080 for reimbursement of expenses related to his children’s educational needs; and an aggregate tax gross-up of $65,089 with respect to his housing benefits.

(5)
Pursuant to the terms of Mr. Chiminski’s December 2011 letter agreement, with respect to each calendar year during the employment term, he is entitled to be reimbursed by us (on a tax-grossed-up basis) for the reasonable cost of financial services/planning, subject to an aggregate cap of $15,000 for such service/planning. Mr. Chiminski received financial services/planning reimbursement in October 2013 totaling $4,688 and in March 2014 totaling $7,250. The amount in column (f) includes an aggregate tax gross-up of $4,833 with respect to Mr. Chiminski’s financial services reimbursement benefit.

(6)
Pursuant to the terms of Mr. Chiminski’s December 2011 letter agreement, with respect to each calendar year during the employment term, he is entitled to be reimbursed by us (on a tax-grossed-up basis) for the reasonable cost of premiums for an executive life insurance policy subject to an aggregate cap of $15,000. For fiscal 2014, Mr. Chiminski received reimbursement in the amount of $8,775 in November 2013. The amount in column (g) includes a tax gross-up of $4,032 with respect to Mr. Chiminski’s life insurance policy benefit.

Grants of Plan-Based Awards in Fiscal 2014
The following table provides supplemental information relating to grants of plan-based awards made during fiscal 2014 to help explain information provided above in our Summary Compensation Table. This table presents information regarding all grants of plan-based awards occurring during fiscal 2014.

Name	Grant Date	Estimated Possible Payouts Under Non-equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
John Chiminski	—	562,500	1,000,000	2,000,000	—	—	—	—	—	—	—
Matthew Walsh	—	210,938	468,750	703,125	—	—	—	—	—	—	—
	5/7/2014	—	—	—	—	—	—	24,500(2)	—	—	502,250
	5/13/2014	—	—	—	—	—	—	4,900(2)	—	—	100,450
William Downie	—	138,916	308,702	463,053	—	—	—	—	—	—	—
Samrat Khichi	—	169,076	375,725	563,588	—	—	—	—	—	—	—
Stephen Leonard	—	149,531	332,291	498,437	—	—	—	—	—	—	—

(1)
Figures represent awards payable under our Management Incentive Plan (MIP). See “Compensation Discussion and Analysis-Executive Compensation Program Elements-Cash Bonus Opportunities-Fiscal 2014 MIP” above for a description of our MIP. Mr. Khichi has resigned from the Company effective July 15, 2014. Since Mr. Khichi’s resignation was effective prior to the Company’s payment of the fiscal 2014 MIP awards, he was not eligible to receive a MIP award for fiscal 2014.

(2)
Represents a grant of RSUs to Mr. Walsh. The RSUs granted to Mr. Walsh in May 2014 were valued based on our initial public offering price of $20.50 per share for purposes of calculating the aggregate grant date fair value in accordance with FASB ASC Topic 718. The vesting and settlement terms of the RSUs are described in more detail in the section entitled “Description of Equity-Based Awards” below.

Summary of Certain Named Officer Employment Agreements
This section describes employment agreements in effect for our NEOs during fiscal 2014. In addition, the terms with respect to grants of RSUs and stock options are described below for our NEOs in the section entitled “Description of Equity-Based Awards.” Severance agreements and arrangements are described below in the section entitled “Potential Payments upon Termination or Change in Control.”
Employment Agreement of John R. Chiminski
On December 12, 2011, we, Catalent Pharma Solutions, Inc. and John Chiminski, our President and Chief Executive Officer, entered into a letter agreement (the “Letter Agreement”), effective as of December 12, 2011 (the “Effective Date”), which modifies certain terms of Mr. Chiminski’s employment agreement with us and Catalent Pharma Solutions, Inc., dated February 23, 2009, as amended by the letter agreements among us, Catalent Pharma Solutions, Inc. and Mr. Chiminski, dated October 30, 2009 and June 29, 2010 (the “Employment Agreement”).
The letter agreement provides for a new three-year employment term commencing on December 12, 2011, which initial term will be automatically extended for successive one-year periods thereafter unless one of the parties provides the other with written notice of non-renewal at least sixty days prior to the end of the applicable term.
The financial terms of the letter agreement include (1) an increased annual base salary of $850,000, subject to discretionary increases from time to time and (2) continued participation in our management incentive plan, with an increased target annual cash bonus amount equal to $1,000,000 and a maximum of 200% of such target amount. Any payment under the management incentive plan with respect to fiscal 2012 was pro-rated to reflect the increase in Mr. Chiminski’s target bonus amount.
In addition to the foregoing, we have also agreed to reimburse Mr. Chiminski (on a tax grossed-up basis), on an annual basis during each calendar year of the employment term, for the reasonable cost of (1) premiums for an executive life insurance policy (not to exceed $15,000) and (2) financial services/planning (not to exceed $15,000).
The financial terms of Mr. Chiminski’s employment agreement dated February 23, 2009 included (1) a cash payment of $375,000 paid on June 30, 2010, in lieu of any annual cash bonus in respect of fiscal 2009, and (2) a cash sign-on bonus of $1,000,000 paid on his employment commencement date of which $250,000 was to be invested by Mr. Chiminski in our common stock at a purchase price of $14.29 per share (he invested $100,000 on his commencement date and the remaining portion was to be invested on a later date as mutually agreed upon by the parties. Mr. Chiminski was required to repay the entire portion of the sign-on bonus that was not used to purchase our common stock within thirty days following any termination of employment by him without good reason (and not due to death or disability) or by Catalent Pharma Solutions, Inc. or us for cause, in either case, prior to the second anniversary of his commencement date. In addition to the requirement to purchase $250,000 worth of our common stock, Mr. Chiminski was required, pursuant to his employment agreement, to use 50% of the after-tax proceeds of his annual MIP bonus paid in respect of fiscal 2010 or 2011, in each case, to promptly purchase shares of our common stock. Mr. Chiminski’s total investment in our common stock is subject to a cap of $2,500,000.
On October 23, 2009, we and Catalent Pharma Solutions, Inc. entered into a letter agreement with Mr. Chiminski, which modified Mr. Chiminski’s obligation to purchase shares of our common stock by reducing the purchase price from $14.29 per share to $10.71 per share. This reduced purchase price was also applied to the 7,000 shares that he purchased on March 17, 2009. Accordingly, Mr. Chiminski was refunded $25,000 and then immediately used such amount to purchase an additional 2,333.31 shares of our common stock. On October 5, 2009, Mr. Chiminski used 50% of the after-tax proceeds of his 2009 bonus payment (which was a gross amount of $375,000) to purchase 8,680 shares of our common stock at $10.71 per share for $93,000. Mr. Chiminski purchased 10,500 shares of our common stock in July 2010 and an additional 35,000 shares in September 2010. The shares were purchased at $10.71 per share pursuant to the terms of the October 23, 2009 letter agreement. However, subsequent to these purchases, we determined that the actual market value of the shares was $12.14 per share as of June 30, 2011. Therefore, since the shares were purchased at a $65,000 discount to their market value, the amounts reported in the “All Other Compensation” column for fiscal 2011 of the Summary Compensation Table reflected the compensation cost computed in accordance with FASB ASC Topic 718 with respect to the purchases.

In addition, on June 30, 2010, we, Catalent Pharma Solutions, Inc. and Mr. Chiminski entered into a second letter agreement, which permits Mr. Chiminski to irrevocably elect on an annual basis, prior to the beginning of each fiscal year, in lieu of receiving a portion of his annual MIP bonus, if any, in cash, to receive a grant of fully vested RSUs settleable in shares of our common stock, which RSUs will be granted on the bonus payment date (see “Compensation Discussion and Analysis-Deferred Compensation Opportunity and Other Retirement Benefits-Chiminski RSU Bonus Election”).
In addition to the foregoing, Mr. Chiminski is entitled to participate in all group health, life, disability, and other employee benefit and perquisite plans and programs in which our other senior executives generally participate.
Employment Agreement of Matthew Walsh
On October 11, 2011, we entered into a new employment agreement with Mr. Walsh, effective as of September 26, 2011. The employment agreement replaced the offer letter and severance agreement that Mr. Walsh entered into in 2008 in connection with the commencement of his employment with us.

The employment agreement provides for an initial term of three years commencing on September 26, 2011, which will be automatically extended for successive one-year terms thereafter unless one of the parties provides the other with notice of non-renewal.
The financial terms of the employment agreement include (1) an increased annual base salary of $600,000, effective as of September 26, 2011, subject to discretionary increases from time to time and (2) and continued participation in our management incentive plan, with a target annual cash bonus amount equal to 75% of Mr. Walsh’s annual base salary. Any payment under the management incentive plan with respect to fiscal 2012 was pro-rated to reflect the increase in Mr. Walsh’s annual base salary.
Pursuant to the terms of the employment agreement, Mr. Walsh is subject to a covenant not to (x) compete with us while employed and for two years following his termination of employment for any reason and (y) solicit our employees, consultants and certain actual and prospective clients while employed and for two years following his termination of employment for any reason, in each case, subject to certain specified exclusions. The employment agreement also contains a covenant not to disclose confidential information.
In addition to the foregoing, Mr. Walsh’s employment agreement provides for the grant to Mr. Walsh, in accordance with and pursuant to the terms of the 2007 PTS Holdings Corp. Stock Incentive Plan, of 35,000 RSUs and non-qualified stock options to purchase 105,000 shares of our common stock.
A description of the terms of the awards is included below in the “Description of Equity-Based Awards” section.
Relocation Agreement for William Downie
In connection with Mr. Downie’s November 1, 2010 relocation assignment from our facility in Swindon, U.K. to our corporate offices in the United States, pursuant to a letter agreement dated November 18, 2010 he was afforded certain benefits that are generally included in our international relocation program for a period of 24 months from the effective date of his assignment, which were extended for an additional 24 months (36 months in the case of his housing benefits) in fiscal 2013. These benefits include shipment of household goods, eligibility to participate in our U.S. health and welfare benefit plans, continued participation in the Catalent Pharma Solutions UK Pension plan and the U.K. National Insurance Contribution program (the U.K. statutory retirement plan), housing costs (grossed up for U.S. taxes), continuation of his U.K. car allowance, and tax preparation.
Description of Equity-Based Awards
Effective June 25, 2013, our board of directors approved a new option grant framework pursuant to which employees who are holders of options to purchase our common stock would be eligible for new biennial option awards beginning on the fourth anniversary of the date of their original option grant. In connection with the adoption of the new option grant framework, on June 25, 2013, our board of directors granted new option awards to each of our Named Officers. We do not intend to make any further grants under the new option framework as a result of our initial public offering.
The options granted under the new framework were divided into two tranches for vesting purposes: one-half of the options are subject to performance-based vesting restrictions and one-half of the options are subject to exit event-based vesting restrictions. The performance-based options will vest and become exercisable with respect to 20% of the options subject to performance-based vesting on each of the first five anniversaries of the applicable vesting reference date if we achieve specified EBITDA performance targets (subject to a cumulative catch-up). The EBITDA performance targets were established at levels that are reasonably attainable but challenging to achieve. Fiscal 2014 budgeted EBITDA serves as the base line target for the first fiscal year in the vesting schedule and the targets for the remaining four fiscal years of the vesting schedule are based on eight percent (8%) year over year increases thereafter. The exit event-based options will vest and become exercisable on the date, if any, when The Blackstone Group will have received cash proceeds or marketable securities from the sale of its investment in us aggregating in excess of 2.0 times the amount of its initial investment in us. Vesting under both the performance-based options and the exit event-based options is generally subject to continued employment with us through the applicable vesting dates. In addition, in the event of a change of control (as defined in the 2007 PTS Holdings Corp. Stock Incentive Plan or the option agreement, as applicable) in which the exit event-based options vest, any outstanding unvested performance-based options will also vest. All other terms of the options granted under the new option framework, including any continued vesting following termination, are substantially similar to the terms of the option holder’s existing options, the material terms of which are described below.
In connection with the commencement of his employment, on March 17, 2009, we granted Mr. Chiminski 140,000 RSUs and, on October 23, 2009, we granted Mr. Chiminski an additional 70,000 RSUs in connection with his election to participate in the option exchange offer. Subject to Mr. Chiminski’s continued employment on the applicable vesting dates, 20% of the RSUs will vest on each of the first five anniversaries of the grant date. All vested RSUs will be settled on the earlier to occur of (x) the seventh anniversary of his commencement date or (y) the date that a change in control of the Company or our parent, BHP PTS Holdings L.L.C., occurs.
On September 18, 2009, we commenced an offer to all eligible option holders, including Messrs. Chiminski, Walsh and Khichi, to exchange their existing unvested options for new options with a lower per-share exercise price and new vesting terms. The number of shares of common stock underlying the new options was either more than, less than or equal to the number of shares of common stock underlying the option holder’s then-existing options. All of the option holders who were eligible for the option exchange elected to participate in the exchange and were required to enter into a new option agreement that reflected the revised terms and an amendment to their then-existing option agreement that reflected the cancellation and forfeiture of their original unvested options. The exchange offer was completed on October 23, 2009.
Mr. Downie also received a grant of options on October 23, 2009 in recognition of his promotion to Senior Vice President of Global Sales and Marketing that have the same per-share exercise price and vesting terms as the new options granted to Messrs. Walsh and Khichi in connection with the option exchange.
The options granted to Mr. Leonard in fiscal 2011 were granted in connection with his offer of employment with us and have the same per-share exercise price and vesting terms as the new options granted to Messrs. Walsh and Khichi in connection with the option exchange.
In May 2014, our board of directors granted Mr. Walsh 29,400 restricted stock units in accordance with and pursuant to the terms of the 2007 PTS Holdings Corp. Stock Incentive Plan. Subject to Mr. Walsh’s continued employment, 100% of the restricted stock units will vest on May 7, 2016. In the event of a change of control, subject to Mr. Walsh’s continued employment, all unvested restricted stock units will become fully vested as of the change of control. In the event of any termination of Mr. Walsh’s employment, all unvested restricted stock units which remain outstanding will immediately be forfeited without consideration as of the termination date. All vested restricted stock units will be settled on the date on which they vest, but in no event later than the 30th day following such date.
In connection with entering into Mr. Walsh’s new employment agreement, on October 11, 2011, we granted Mr. Walsh 35,000 RSUs and an additional 105,000 options. 11,690 of the RSUs vested on September 26, 2012, 11,620 of the RSUs vested on September 26, 2013, and subject to Mr. Walsh’s continued employment on the applicable vesting dates, the remaining 11,690 RSUs will vest on September 26, 2014. All such vested RSUs will be settled on the earlier to occur of (x) March 26, 2015 and (y) the date that a change in control of the Company or our parent, BHP PTS Holdings L.L.C., occurs. Similar to Mr. Walsh’s previously-granted options, the additional options are divided into three tranches for vesting purposes: one-half of the options are subject to time-based vesting restrictions, one-sixth of the options are subject to performance-based vesting restrictions and one-third of the options are subject to exit event-based vesting restrictions. The time-based options are scheduled to vest based on a three year vesting schedule (as opposed to the five year vesting schedule that Mr. Walsh’s previously-granted time-based options are subject to) and, subject to continued employment with us through the applicable vesting reference dates, one-third of the options subject to time-based vesting will vest and become exercisable on each of September 26, 2012, September 26, 2013 and September 26, 2014. The performance-based vesting options are scheduled to vest and become exercisable with respect to one-sixth of the options subject to performance-based vesting on each of September 26, 2012, September 26, 2013 and September 26, 2014 (as opposed to the five year vesting schedule Mr. Walsh’s previously-granted performance-based options are subject to), if we achieve specified EBITDA performance targets (subject to cumulative catch-up). Similar to Mr. Walsh’s existing exit options, the exit event-based vesting options will vest and become exercisable in two tiers if either the specified internal rate of return or multiple of investment targets are achieved. In the event of any termination of Mr. Walsh’s employment, all unvested RSUs and options which remain outstanding will be immediately forfeited without consideration as of the termination date; however, in the event of a termination of Mr. Walsh’s employment (1) by us without cause, (2) by Mr. Walsh for good reason, (3) due to death or disability or (4) due to our election not to extend the employment term, Mr. Walsh will be deemed vested as of the termination date in any portion of the time-based option that would have otherwise vested if he had remained employed by us through the first anniversary of the termination date. In the event of a change in control of the Company or our parent, BHP PTS Holdings L.L.C., all unvested RSUs and time-based options will become fully vested as of the change in control (or immediately prior to the change in control with respect to the options).
Each option may be exercised to purchase one share of our common stock at an exercise price equal to the fair market value of the underlying common stock on the grant date. Each NEO’s stock option award has an ordinary term of ten years. The NEOs are not entitled to any dividends or equivalent rights on their stock option awards.
Generally all NEOs’ option awards, other than those granted on June 25, 2013 as part of the new option framework awards, are divided into three tranches for vesting purposes: a time option, a performance option and an exit option.
As noted above, one-half of the options are subject to time-based vesting restrictions, one-sixth of the options are subject to performance-based vesting restrictions and one-third of the options are subject to exit event-based vesting restrictions. However, to the extent any option holder had vested time options at the time of the exchange offer, the number of time options granted in the exchange offer was adjusted so that after the exchange offer one-half of the option holder’s aggregate options would be time-based. The time-based options are scheduled to vest based on a five year vesting schedule. Accordingly, other than with respect to Mr. Walsh’s most-recently granted options as noted above, subject to continued employment with us through the applicable vesting dates, 20% of the options subject to time-based vesting will vest and become exercisable on each of the first five anniversaries of the date of grant or vesting reference date, as applicable (or the date of commencement of employment, in the case of Mr. Chiminski). In addition, solely for Mr. Chiminski, to the extent that all or a fraction of the exit event-based vesting options vest, a proportionate amount of each tranche of unvested time-based options will vest. Subject to continued employment with us through the applicable vesting dates, the performance-based vesting options will vest and become exercisable with respect to 20% of the options subject to performance-based vesting on each of the first five anniversaries of the date of grant or vesting reference date, as applicable (which date is either before or after the end of the applicable fiscal year, depending on the grant date of the options), if we achieve specified EBITDA performance targets (subject to a cumulative catch-up). The EBITDA performance targets were established at levels that are reasonably attainable but challenging to achieve. Fiscal 2010 budgeted EBITDA served as the base line target for the first fiscal year in the vesting schedule and the targets for the remaining four fiscal years of the vesting schedule are based on eight percent (8%) year over year increases thereafter. The exit event-based vesting options will vest and become exercisable in two tiers if either specified internal rate of return or multiple of investment targets are achieved as follows:

•
One-half of the shares subject to the exit event-vesting options will vest on the date, if any, when either (1) The Blackstone Group will have received cash proceeds or marketable securities from the sale of its investment in us aggregating in excess of 2.5 times the amount of its initial investment in us or (2) The Blackstone Group will have received a cash internal rate of return of at least 20% on its initial investment in us; and

•
One-half of the shares subject to the exit event-vesting options will vest on the date, if any, when either (1) The Blackstone Group will have received cash proceeds or marketable securities from the sale of its investment in us aggregating in excess of 1.75 times the amount of its initial investment in us or (2) The Blackstone Group will have received a cash internal rate of return of at least 15% on its initial investment in us.

However, subject to continued employment through the applicable vesting date, in the event that the 2.5 multiple hurdle or the 20% internal rate of return hurdle is not met, but the 1.75 multiple hurdle or the 15% internal rate of return hurdle is met, the first tier of options will vest based on straight line interpolation between the two points.
Except as otherwise specifically provided for in the stock option agreement, any part of a NEO’s stock option award that is not vested and exercisable upon his termination of employment will be immediately cancelled. With the exception of Mr. Chiminski, any part of an NEO’s stock option award that is vested upon termination of employment will generally remain outstanding and exercisable for three months after termination of employment (or, if later, until the 90th day following the date on which the options vest), although this period is extended to 12 months (or, if later, the first anniversary of the date on which the option vests) if the termination of employment is due to death or disability, and vested options will immediately terminate if the NEO’s employment is terminated by us for cause. Any vested options that are not exercised within the applicable post-termination exercise window will terminate. Any part of Mr. Chiminski’s stock option award that is vested upon termination of employment will generally remain outstanding and exercisable for three months after termination of employment or the date on which such portion of the option vests in the event of a termination other than a “good termination” or a termination by us or Catalent Pharma Solutions, Inc. for cause or one year after termination of employment in the case of a “good termination” and vested options will immediately terminate if Mr. Chiminski’s employment is terminated by us or Catalent Pharma Solutions, Inc. for cause. Please see “Potential

Payments Upon Termination or Change in Control” section below for a description of the potential vesting of the NEOs’ stock option and RSU awards that may occur in connection with a change in control of the Company or our parent, BHP PTS Holdings L.L.C., or certain terminations of employment.
As a condition to receiving his equity-based awards, each NEO was required to enter into a subscription agreement with us. The subscription agreement generally governs the NEOs’ rights with respect to any shares of our common stock acquired on exercise of vested stock options or settlement of RSUs, to the extent applicable. The subscription agreement also contains certain restrictive covenants. While employed and for one year (two years for Messrs. Chiminski and Walsh as it relates to the covenant not to solicit) following their termination of employment, NEOs are prohibited from competing with us and from soliciting our employees, consultants and certain actual and prospective clients. The subscription agreement also contains an indefinite restriction on the NEO’s disclosure of our confidential information. If an NEO materially breaches any of these restrictive covenants and is unable to cure the breach, we have the right to “clawback” and recover any gains the NEO may have realized with respect to his shares (and with respect to Mr. Chiminski only the shares acquired upon exercise of the options or settlement of RSUs).

Each NEO’s equity-based award described in this section was granted under, and is subject to the terms of, the 2007 PTS Holdings Corp. Stock Incentive Plan.

The following table provides information regarding outstanding equity awards held by each NEO as of June 30, 2014.
Outstanding Equity Awards at 2014 Fiscal-Year End

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date(2)	Number of Shares of Units of Stock that Have Not Vested (#)(3)	Market Value of Shares or Units of Stock that Have Not Vested ($)(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards or Payout Value of Unearned Shares, Units or Other Rights That have not Vested ($)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
John Chiminski	6/25/2013	70,000	—	630,000	18.71	6/25/2023	—	—	—	—
	10/23/2009	598,500	—	346,500	10.71	10/23/2019	—	—	—	—
	10/23/2009	—	—	—	—	—	14,000	287,000	—	—
Matthew Walsh	5/7/2014	—	—	—	—	—	24,500	502,250	—	—
	5/13/2014	—	—	—	—	—	4,900	100,450	—	—
	6/25/2013	9,520	—	86,170	18.71	6/25/2023	—	—	—	—
	10/11/2011	46,620	17,500	40,880	14.86	10/11/2021	—	—	—	—
	10/11/2011	—	—	—	—	—	11,690	239,645	—	—
	10/23/2009	134,400	24,290	102,620	10.71	10/23/2019	—	—	—	—
	4/17/2008	18,690	—	—	14.29	4/17/2018	—	—	—	—
William Downie	6/25/2013	—	—	62,020	18.71	6/25/2023	—	—	—	—
	10/23/2009	112,000	21,000	77,000	10.71	10/23/2019	—	—	—	—
Samrat Khichi(5)	6/25/2013	13,440	—	121,030	18.71	6/25/2023	—	—	—	—
	10/23/2009	104,510	19,180	77,000	10.71	10/23/2019	—	—	—	—
	11/27/2007	9,310	—	—	14.29	11/27/2017	—	—	—	—
Stephen Leonard	6/25/2013	—	—	65,170	18.71	6/25/2023	—	—	—	—
	10/23/2009	149,380	28,000	102,620	10.71	10/23/2019	—	—	—	—

(1)
The number of outstanding time-vesting and performance-vesting options vested and exercisable are reported in column (b) above. Unvested outstanding time options are reported in column (c) above and ordinarily become vested pursuant to the vesting schedule for time options described in the “Description of Equity-Based Awards” section above. Unvested outstanding performance options and exit options are reported in column (d) above and ordinarily become vested pursuant to the vesting schedule for performance options and exit options, as applicable, described in the “Description of Equity-Based Awards” section above. Other than with respect to (i) the options granted on June 25, 2013, which have a vesting reference date of June 30th for Messrs. Chiminski, Walsh and Khichi and July 1st for Messrs. Downie and Leonard, (ii) the time-based options granted to Mr. Chiminski in fiscal 2010, which vest on the first five anniversaries of his March 17, 2009 employment commencement date and (iii) the options granted to Mr. Walsh in fiscal 2012, which have a vesting reference date of September 26th, all vesting of time-vesting and performance-vesting options granted to the NEOs occurs on the applicable anniversary of the grant date. The first 20% of the performance-based options granted in fiscal 2010 vested on October 23, 2010, the second 20% vested on October 23, 2011, the third 20% vested on October 23, 2012 and the fourth 20% vested on October 23, 2013. The first third of the performance-based options granted to Mr. Walsh in fiscal 2012 vested on September 26, 2012, and the second third vested on September 26, 2013. The first 20% of the performance-based options granted to Messrs. Chiminski, Walsh and Khichi in fiscal 2013 vested on June 30, 2014 and the first 20% of the performance-based options granted to Messrs. Downie and Leonard in fiscal 2013 vested on July 1, 2014. None of the outstanding performance exit options have vested. As described in the “Potential Payments Upon Termination or Change in Control” section below, all or a portion of each option grant may vest earlier in connection with a change in control of the Company or BHP PTS Holdings L.L.C. or certain terminations of employment.

(2)
The expiration date shown is the normal expiration date occurring on the tenth anniversary of the grant date. Options may terminate earlier in certain circumstances, such as in connection with an NEO’s termination of employment or in connection with certain corporate transactions, including a change in control of the Company or BHP PTS Holdings L.L.C.

(3)
The number of outstanding RSUs reported for Mr. Chiminski in column (g) above represents two separate grants: 140,000 RSUs granted on March 17, 2009 and 70,000 RSUs granted on October 23, 2009. Each RSU grant vests 20% per year from the date of grant, subject to the executive’s continued employment through the applicable vesting date. Once vested, the RSUs will be settled on the earlier to occur of (1) the seventh anniversary of Mr. Chiminski’s employment commencement date (March 17, 2009), or (2) the date a change in control of the Company or BHP PTS Holdings L.L.C. occurs. For Mr. Walsh, the number of outstanding RSUs in column (g) above represents 35,000 RSUs granted on October 11, 2011 and 29,400 RSUs granted in May 2014. The RSUs granted on October 11, 2011 vest as follows: 11,690 of the RSUs vested on September 26, 2012, 11,620 of the RSUs vested on September 26, 2013, and subject to Mr. Walsh’s continued employment on the applicable vesting date, the remaining 11,690 RSUs will vest on September 26, 2014. Once vested, the RSUs will be settled on the earlier of (i) March 26, 2015 or (ii) the date of a change in control. 100% of the RSUs granted in May 2014 will vest on May 7, 2016 and all such vested restricted stock units will be settled on the date on which they vest, but in no event later than the 30th day following such date. As described in the “Potential Payments Upon Termination or Change in Control” section below, all or a portion of the RSUs may vest earlier in connection with a change in control of the Company or BHP PTS Holdings L.L.C. or certain terminations of employment.

(4)	The market price for our common stock is based upon our initial public offering price of $20.50 per share.

(5)
Mr. Khichi has resigned from the Company effective July 15, 2014. As a result of his resignation, all of Mr. Khichi’s then unvested stock options were immediately forfeited. In addition, Mr. Khichi will have the right to exercise all of his vested stock options within three months after his resignation date (or, if later, until the 90th day following the date on which the options vest) after which date they will immediately terminate.

Option Exercises and Stock Vested in Fiscal 2014
On March 17, 2014, Mr. Chiminski vested in the remaining 20% of the 140,000 RSUs granted to him on March 17, 2009 and on October 23, 2013, he vested in an additional 20% of the 70,000 RSUs granted to him on October 23, 2009. On September 26, 2013, Mr. Walsh vested in 11,620 RSUs of the 35,000 RSUs granted to him on October 11, 2011. The following table provides information regarding this vesting. During fiscal 2014, the other NEOs did not exercise any options or similar instruments or vest in any stock or similar instruments.

	Option Awards		Stock Awards(1)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
(a)	(b)	(c)	(d)	(e)
John Chiminski	—	—	42,000	984,400
Matthew Walsh	—	—	11,620	217,460
William Downie	—	—	—	—
Stephen Leonard	—	—	—	—
Samrat Khichi	—	—	—	—

(1)
For Mr. Chiminski the vested shares includes the vesting of 14,000 RSUs on October 23, 2013 with a value realized on vesting of $262,000 that were originally granted on October 23, 2009 and the vesting of 28,000 RSUs on March 17, 2014 with a value realized on vesting of $722,400 that were originally granted on March 17, 2009. The 14,000 RSUs that vested on October 23, 2013 and the 28,000 RSUs that vested on March 17, 2014 will be settled on the earlier to occur of (1) the seventh anniversary of Mr. Chiminski’s employment commencement date (March 17, 2009), or (2) the date a change in control of the Company or BHP PTS Holdings L.L.C. occurs. For Mr. Walsh the vested shares include the vesting of 11,620 RSUs on September 26, 2013 with a value realized on vesting of $217,460. These vested RSUs will be settled on the earlier to occur of (x) March 26, 2015 and (y) the date that a change in control of the Company or BHP PTS Holdings L.L.C. occurs.

(2)	Based on a market value of $18.71 per share on September 26, 2013 and October 23, 2013 and $25.80 per share on March 17, 2014, the applicable vesting dates.

Non-qualified Deferred Compensation-Fiscal 2014
The following table provides information regarding contributions, earnings and balances for our NEOs under our deferred compensation plan.

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(3)	Aggregate Earnings in Last FY ($)(4)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)(5)
(a)	(b)	(c)	(d)	(e)	(f)
John Chiminski
Deferred Compensation	236,731	—	90,399	—	546,252
Vested but Undelivered RSUs(2)	984,400	—	523,437	—	5,334,548
Total	1,221,131	—	613,836	—	5,880,800

Matthew Walsh
Deferred Compensation	85,833	2,729	96,504	—	663,520
Vested but Undelivered RSUs(2)	217,460	—	68,265	—	504,495
Total	303,293	2,729	164,769	—	1,168,015

William Downie
Deferred Compensation	—	—	—	—	—

Samrat Khichi
Deferred Compensation	73,619	2,784	41,603	—	271,043

Stephen Leonard
Deferred Compensation	26,515	2,850	19,547	—	124,891

(1)	The amounts under “Deferred Compensation” are reported as compensation for fiscal 2014 under “Salary” in the Summary Compensation Table.

(2)
The amount reported for Mr. Chiminski in column (b) reflects the value of 42,000 vested and undelivered RSUs as of the vesting date of which 14,000 RSUs vested on October 23, 2013 and 28,000 RSUs vested on March 17, 2014. The 14,000 RSUs that vested on October 23, 2013 and the 28,000 RSUs that vested on March 17, 2014 will be settled on the earlier to occur of (1) the seventh anniversary of Mr. Chiminski’s employment commencement date (March 17, 2009), or (2) the date a change in control of the Company or BHP PTS Holdings L.L.C. occurs. The amount reported for Mr. Walsh in column (b) reflects the value of 11,620 vested and undelivered RSUs as of the September 26, 2013 vesting date. The 11,620 RSUs that vested on September 26, 2013 will be settled on the earlier to occur of (x) March 26, 2015 and (y) the date that a change in control of the Company or BHP PTS Holdings L.L.C. occurs.

(3)	The amount reported for Messrs. Walsh, Khichi and Leonard are reported as compensation for fiscal 2014 under “All Other Compensation” in the Summary Compensation Table.

(4)
Amount reported for Mr. Chiminski under “Vested but Undelivered RSUs” reflects the increase in fair market value between October 23, 2013 and June 30, 2014 with respect to 14,000 of the vested RSUs reported in column (b), and between March 17, 2014 and June 30, 2014 with respect to the 28,000 RSUs reported in column (b). The amount reported for Mr. Chiminski also reflects the increase in fair market value between July 1, 2013 and June 30, 2014 with respect to: (1) 28,000 RSUs that vested on March 17, 2010 and that were reported in column (b) in the fiscal 2010 Non-Qualified Deferred Compensation Table, (2) 42,000 RSUs in which 14,000 vested on October 23, 2010 and 28,000 vested on March 17, 2011 and that were reported in column (b) in the fiscal 2011 Non-Qualified Deferred Compensation Table, (3) 42,000 RSUs in which 14,000 vested on October 23, 2011 and 28,000 vested on March 17, 2012 and that were reported in column (b) in the fiscal 2012 Non-Qualified Deferred Compensation Table, (4) 42,000 RSUs in which 14,000 vested on October 23, 2012 and 28,000 vested on March 17, 2013 and that were reported in column (b) in the fiscal 2013 Non-Qualified Deferred Compensation Table and (5) the 50,480.50 RSUs which were fully vested on the grant date of September 16, 2011 pursuant to Mr. Chiminski’s election to defer 50% of his annual MIP bonus for fiscal 2011 to satisfy his stock purchase requirement for fiscal 2011 and that were reported in column (b) in the fiscal 2012 Non-Qualified Deferred Compensation Table. The amount reported for Mr. Walsh under “Vested but Undelivered RSUs” reflects the increase in fair market value between September 26, 2013 and June 30, 2014 with respect to 11,620 vested RSUs reported in column (b). The amount reported for Mr. Walsh also reflects the increase in fair market value between July 1, 2013 and June 30, 2014 with respect to 11,690 RSUs that vested on September 26, 2012 and that were reported in column (b) in the fiscal 2013 Non-Qualified Deferred Compensation Table. The amounts reported are not considered compensation reportable in the Summary Compensation Table.

(5)
Includes $183,966 previously reported as compensation to Mr. Chiminski in the columns “Salary” and “All Other Compensation” in the Summary Compensation Table in previous years. Includes $359,538 previously reported as compensation to Mr. Walsh in the columns “Salary” and “All Other Compensation” in the Summary Compensation Table in previous years. Includes $112,168 previously reported as compensation to Mr. Khichi in the columns “Salary” and “All Other Compensation” in the Summary Compensation Table in previous years. Includes $62,931 previously reported as compensation to Mr. Leonard in the columns “Salary” and “All Other Compensation” in the Summary Compensation Table in previous years. Aggregate balance for Mr. Chiminski under “Vested but Undelivered RSUs” reflects the value of 246,480.50 RSUs based upon our initial public offering price of $20.50 per share. 196,000 of these RSUs were previously reported as “Stock Awards” in the Summary Compensation Table and with respect to the 50,480.50 fully vested RSUs granted to Mr. Chiminski pursuant to his election to defer 50% of his annual MIP bonus for fiscal 2011, $750,000 has been previously reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. Aggregate balance for Mr. Walsh under “Vested but Undelivered RSUs” reflects the value of 23,310 RSUs based upon our initial public offering price of $20.50 per share. These RSUs were previously reported as “Stock Awards” in the Summary Compensation Table.

Non-qualified Deferred Compensation Plan
We offer a non-qualified deferred compensation plan for a select group of our management and highly compensated employees. Eligible employees selected to participate in the plan may elect to defer on a pre-tax basis up to 20% of their base salaries and 100% of their annual cash bonuses. Participating directors may elect to defer between 20% and 100% of their fees for service on our board of directors (including meeting fees) into the plan each year.
In our discretion, each year we may elect to make one or more company contributions to participants under the plan; however, the plan does not require us to make any such contributions. Company contributions can be matching contributions or one or more contributions equal to a percentage of a participant’s compensation (regardless of the amount deferred), which includes a contribution designed to supplement social security benefits. Any matching contributions are made with respect to base salary only for all participants with the exception of sales people who are eligible to receive a company matching contribution on base salary, bonuses and commissions. Any company contributions, however, are generally only made with respect to the first $100,000 of a participant’s eligible compensation in excess of the annual compensation limit under the Internal Revenue Code for each year (the limit is $260,000 for calendar year 2014).
Participants are always 100% vested in their elective deferrals, and in any company matching contributions (including related earnings in each case). Participants become vested in other company contributions and related earnings after three years of service with us or upon retirement, death, total disability or a change in control of us. We have not made any company contributions other than matching contributions since 2009.
Under the plan, we have the discretion to either credit participants’ accounts with a hypothetical earnings rate, or to credit the accounts with earnings and/or losses based on the deemed investment of the accounts in investment alternatives selected by us, which investment alternatives generally include the investment funds available under our 401(k) plan. During fiscal 2014, participants were permitted to select the investment alternatives in which they wanted their accounts to be deemed to be invested and were credited with earnings and/or losses based on the performance of the relevant investments. Participants were able to change the investment elections for their accounts on a daily basis during fiscal 2014. For fiscal 2014, participants were able to choose from among a total of 24 investment options, however, the Named Officers were only invested in the following twelve investment options in fiscal 2014:

Name of Investment Fund	1-Year Rate of Return % (as of 6/30/14)
Spartan 500 Index Fund-Institutional Class	24.57%
Spartan Extended Market Index Fund-Fidelity Advantage Class	26.76%
Spartan Intermediate Treasury Bond Index Fund-Fund Fidelity Advantage Class	2.42%
CRM Mid Cap Value Fund Class Investor	22.54%
PIMCO Total Return Fund-Institutional Class	(1.24)%
Columbia Acorn USA Class Z	20.92%
Fidelity Growth Company Fund-Class K	30.13%
Fidelity Diversified International Fund-Class K	23.11%
Fidelity Freedom K 2000 Fund	7.68%
Fidelity Freedom K 2025 Fund	17.23%
Fidelity Freedom K 2035 Fund	19.97%
Fidelity Balanced	19.73%
Participants’ accounts that are paid out in a lump-sum cash payment are paid on the 15th day of the month immediately following the month during which the six month anniversary of the participant’s separation from service (other than due to death) with us (within the meaning of Section 409A of the Internal Revenue Code) occurs. In the event of the death of a participant prior to the commencement of the distribution of benefits under the plan, such benefits will be paid no later than the later of (x) December 31 of the year in which the participant’s death occurs and (y) the ninetieth (90th) day following the date of the participant’s death. Participants may also elect to receive a payout of their accounts in annual installments over a period of five or 10 years after their separation from service (including death), although notwithstanding any such elections, the participant’s account will be paid in a lump-sum cash payment in connection with a participant’s separation from service within two years following a change in control of us. Participants may also elect to receive a distribution in connection with an unforeseeable emergency, in accordance with the requirements of Section 409A of the Internal Revenue Code. Salary deferrals, company contributions and any applicable gains are held in a “rabbi” trust. “Rabbi” trust assets are ultimately controlled by us. Operating the deferred compensation plan this way is required by federal tax law in order to defer the taxation benefits from the plan until they are paid to the participants.
Potential Payments Upon Termination or Change in Control
The following section describes the payments and benefits that may become payable to the NEOs in connection with their termination of employment and/or a change in control. All such payments and benefits will be paid or provided by us or Catalent Pharma Solutions, Inc. For purposes of this section, we have assumed that (1) the price per share of our common stock on June 30, 2014, the last business day of fiscal 2014 is equal to our initial public offering price of $20.50 per share, (2) we do not exercise any discretion to accelerate the vesting of outstanding options or restricted stock units in connection with a change in control of Catalent Pharma Solutions, Inc. and (3) the value of any stock options that may be accelerated is equal to the full value of such awards (i.e., the full “spread” value for stock options on June 30, 2014). The 2007 PTS Holdings Corp. Stock Incentive Plan gives our board of directors considerable discretion with respect to the treatment of outstanding options and restricted stock units in the event of a change in control. If our board of directors exercises its discretion to fully vest outstanding options and RSUs, the NEOs may receive benefits in addition to those described below.
In addition to the amounts presented below, the NEOs will also be entitled to the benefits quantified and described under the “Non-Qualified Deferred Compensation-Fiscal 2014” section above. Please see “-Executive Compensation-Severance and Other Benefits” for a discussion of how the amounts of the payments and benefits presented below were determined.
Mr. Chiminski
Mr. Chiminski’s employment agreement, the 2007 PTS Holdings Corp. Stock Incentive Plan and the related stock option agreement and restricted stock unit agreements each provide for certain benefits to be paid to him upon termination under the terms described below. If Mr. Chiminski’s employment terminates due to his disability or death, he would be entitled to (1) a pro-rata portion of any annual cash bonus he would have earned for the year of termination and (2) accelerated vesting of the portion of his time vesting options and restricted stock units that would otherwise have vested within 12 months following his termination of employment. In addition, Mr. Chiminski will retain the opportunity through the ten year term to vest, subject only to attaining the specified internal rate of return or multiple of investment targets, in a portion of the unvested exit options equal to a fraction, the numerator of which is the number of days elapsing from his commencement date through the termination date and the denominator of which is the number of days elapsing from his commencement date through the date of the event that triggers additional exit option vesting. Any pro-rata bonus payment would have been paid in a lump-sum within two and one-half (2-1/2) months after the end of the fiscal year in which Mr. Chiminski’s termination of employment occurred. Should Mr. Chiminski’s employment have terminated due to death, his beneficiaries would have received a death benefit equal to 1.5 times his base salary ($1,275,000) under a company provided group life insurance benefit program which covers all eligible active employees.
The employment agreement provides that upon any good termination or due to Mr. Chiminski’s election not to extend the term, he will be entitled to receive a pro-rata portion of any annual cash bonus he would have earned for the year of termination based on Catalent’s actual performance in respect of the full fiscal year in which Mr. Chiminski’s employment terminates.
The employment agreement further provides that if Mr. Chiminski’s employment is terminated by us or Catalent Pharma Solutions, Inc. without cause, by Mr. Chiminski for good reason or due to our or Catalent Pharma Solutions, Inc.’s election not to extend the term, then, subject to his execution, delivery and non-revocation of a release of claims with respect to Catalent and its affiliates, Mr. Chiminski will be entitled to receive, in addition to certain accrued amounts and a pro-rata bonus, as discussed above, an amount equal to two times the sum of (x) Mr. Chiminski’s annualized then-current base salary (which salary, for purposes of calculating severance amounts, will in no event be less than $850,000) and (y) his annual target bonus, payable in equal monthly installments over a two year period; provided, however, that if such termination occurs within the two year period following a change in control such payment will instead be made in a single lump sum payment within thirty days following the termination date. Notwithstanding the foregoing, Catalent’s obligation to make such payments will cease in the event of a material breach by Mr. Chiminski of the restrictive covenants contained in the employment agreement (described below), if such breach remains uncured for a period of ten days following written notice of such breach. Pursuant to the terms of the employment agreement, Mr. Chiminski is subject to a covenant not to (x) compete with us while employed and for one year following his termination of employment for any reason and (y) solicit our employees, consultants and certain actual and prospective clients while employed and for two years following his termination of employment for any reason, in each case, subject to certain specified exclusions. The employment agreement also contains a covenant not to disclose confidential information, an assignment of property rights provision and customary indemnification provisions.
In addition to the payments described above, if Mr. Chiminski’s employment is terminated by us or Catalent Pharma Solutions, Inc. without cause, by Mr. Chiminski for good reason or due to our or Catalent Pharma Solutions, Inc.’s election not to extend the term, Mr. Chiminski (and his spouse and eligible dependents, to the extent applicable) will also be entitled to continued participation in Catalent’s group health plans for up to two years (for the final six months of this period if coverage cannot be continued he will be paid an amount on a grossed up basis for the company’s cost of such coverage).

At the end of fiscal 2014, Mr. Chiminski would have had a good reason to terminate employment if any of the following had occurred without his consent: (a) any material diminution in his duties, authorities, or responsibilities, or the assignment to him of duties that are materially inconsistent with, or that significantly impair his ability to perform, his duties as Chief Executive Officer of Catalent Pharma Solutions, Inc. or us; (b) any material adverse change in his positions or reporting structures, including ceasing to be the Chief Executive Officer of Catalent Pharma Solutions, Inc. or us or ceasing to be a member of the board of directors of Catalent Pharma Solutions, Inc. or our board of directors; (c) any reduction in his base salary or target annual bonus opportunity (other than a general reduction in base salary or target annual bonus opportunity that affects all members of senior management proportionately); (d) any material failure by us to pay compensation or benefits when due under his employment agreement; (e) any relocation of our principal office or of his principal place of employment to a location more than 50 miles from its location in Somerset, New Jersey, as of his commencement date; or (f) any failure by Catalent Pharma Solutions, Inc. or us, as applicable, to obtain the assumption in writing of its obligation to perform his employment agreement by any successor to all or substantially all of the assets of Catalent Pharma Solutions, Inc. or us, as applicable. No termination of his employment based on a specified good reason event will be effective as a termination for good reason unless (x) Mr. Chiminski gives notice to Catalent Pharma Solutions, Inc. and us of such event within 90 days after he learns that such event has occurred (or, in the case of any event described in clauses (e) or (f), within 30 days after he learns that such event has occurred), (y) such good reason event is not fully cured within 30 days after such notice, and (z) Mr. Chiminski’s employment terminates within 60 days following the end of the cure period.
In the event of any termination of Mr. Chiminski’s employment other than a good termination, all unvested RSUs and options which remain outstanding will be immediately forfeited without consideration as of the termination date. In the event of a good termination, Mr. Chiminski will be deemed vested as of the termination date in any portion of the RSUs and time options that would have otherwise vested if he had remained employed by us or Catalent Pharma Solutions, Inc. through the first anniversary of the termination date and he will also retain the opportunity through the ten year term to vest, subject only to attaining the specified internal rate of return or multiple of investment targets, in a portion of the unvested exit options equal to a fraction, the numerator of which is the number of days elapsing from his commencement date through the termination date and the denominator of which is the number of days elapsing from his commencement date through the date of the event that triggers additional exit option vesting.
To the extent that all or a fraction of the exit options vest, a proportionate amount of each tranche of unvested RSUs and time options which remain outstanding will also vest.
In the event of (x) a change in control or (y) a good termination that occurs within the six month period prior to a change in control, all unvested RSUs and time options will become fully vested as of the change in control (or immediately prior to the change in control, with respect to the options). Any portion of the exit options that remain unvested upon a change in control will remain outstanding and remain eligible for potential future vesting in accordance with the terms of the stock option agreement.
In the event of a change of control in which the exit event-based options granted under the new framework vest, any outstanding unvested performance-based options will also vest.
Unless otherwise specifically provided for in the stock option agreement, any options that are not vested and exercisable upon Mr. Chiminski’s termination of employment will be immediately cancelled. Any options that are vested upon a good termination will remain outstanding and exercisable generally for one year from the termination date or the date on which the option became vested, as applicable, although the period is reduced to 90 days in the case of a termination of employment that is not a good termination and vested options will terminate immediately if Mr. Chiminski’s employment is terminated by Catalent Pharma Solutions, Inc. or us for cause. Any vested options that are not exercised within the applicable post-termination exercise period will terminate.

All shares of our common stock acquired by Mr. Chiminski, including without limitation, shares settled following vesting of the RSUs and shares acquired upon the exercise of the options will be subject to the terms of a subscription agreement. In addition, in connection with the purchase of the shares of our common stock and the grant of the RSUs and options, Mr. Chiminski became a party to our securityholders agreement. These documents generally govern Mr. Chiminski’s rights with respect to all such shares.
If any payments to Mr. Chiminski are subject to golden parachute excise taxes in connection with a change in control and are eligible for exemption under the shareholder approval exemption, we and Catalent Pharma Solutions, Inc. agree to use commercially reasonable efforts to seek the requisite stockholder vote. However, if such exemption is not available and Mr. Chiminski is subject to such taxes, he will also be entitled to receive a tax-gross up payment, provided that such payment will not exceed $1 million.
The following table lists the payments and benefits that would have been triggered for Mr. Chiminski under the circumstances described below assuming that the applicable triggering event occurred on June 30, 2014.

Triggering Event	Value of Option/RSU Acceleration(1)	Value of Base Salary and Target Bonus Payment(2)	Value of Continued Benefits Participation(3)	Total ($)
Death or Disability	287,000			287,000
Termination by Us Without Cause or by Mr. Chiminski for Good Reason	287,000	3,700,000	28,482	4,015,482
Change in Control	287,000			287,000
Death or Disability Within Six months Prior to a change in Control	287,000			287,000
Termination by Us Without Cause or by Mr. Chiminski for Good Reason in Connection With a Change in Control	287,000	3,700,000	28,482	4,015,482

(1)
The amounts reported represent accelerated vesting of 14,000 RSUs and are based on our initial public offering price of $20.50 per share. Amounts reported assume that the exit event options do not vest upon a change in control.

(2)	The amount reported consists of two times the sum of Mr. Chiminski’s annual salary and target annual MIP bonus.

(3)
The amount reported represents income attributable to the health care premiums paid by us with respect to Mr. Chiminski’s participation in our employee benefit plans for a two year period. Mr. Chiminski would also be entitled to be paid out for any unused paid time off days accrued during 2014 and up to five unused days from the prior year.

Mr. Walsh
On October 11, 2011, we and Mr. Walsh entered into an employment agreement which replaced the offer letter and severance agreement that Mr. Walsh entered into in 2008 in connection with the commencement of his employment with us. Mr. Walsh’s employment agreement, the 2007 PTS Holdings Corp. Stock Incentive Plan and the related stock option agreement and RSU agreements each provide for certain benefits to be paid to him upon termination.
The employment agreement also provides that if Mr. Walsh’s employment is terminated by us without cause, due to death or disability, by Mr. Walsh for good reason or due to our election not to extend the term, then Mr. Walsh will be entitled to receive, in addition to certain accrued amounts, a pro-rated annual cash bonus. In addition, if Mr. Walsh’s employment is terminated by Catalent without cause (other than by reason of death or disability), by Mr. Walsh for good reason, or due to Catalent’s election not to extend the term, Mr. Walsh will also be entitled to receive, an amount equal to two (2) times the sum of (x) Mr. Walsh’s then annualized base salary and (y) his target bonus (75%), payable in equal monthly installments over a two-year severance period. Should Mr. Walsh’s employment have terminated due to death, his beneficiaries would have received a death benefit equal to 1.5 times his then-current base salary ($937,500) under a company provided group life insurance program which covers all eligible active employees.
In addition to the payments described above, if Mr. Walsh’s employment is terminated by Catalent without cause, by Mr. Walsh for good reason or due to Catalent’s election not to extend the term, Mr. Walsh (and his spouse and eligible dependents, to the extent applicable) will also be entitled to continued participation in Catalent’s group health plans for up to two years (for the final six months of this period, if coverage cannot be continued he will be paid an amount on a grossed up basis for the company’s cost of such coverage).
At the end of fiscal 2014, Mr. Walsh would have had a good reason to terminate employment if any of the following had occurred without his consent, (1) any substantial diminution in his position or duties, adverse change in reporting lines, up and down, or the assignment to him of duties that are materially inconsistent with his position, (2) any reduction in his base salary, (3) any failure of Catalent to pay compensation or benefits when due, (4) Catalent’s failure to provide him with an annual bonus opportunity that is at the same level as established in his offer letter, dated February 29, 2008, or (5) he is required to move his principal business location more than fifty (50) miles. No termination of Mr. Walsh’s employment based on a specified good reason event will be effective as a termination for good reason unless (x) he gives notice to Catalent of such event within thirty (30) days after he learns that such event has occurred, (y) such good reason event is not fully cured within thirty (30) days after such notice (such period, the “Cure Period”), and (z) his employment terminates within sixty (60) days following the end of the Cure Period.
In the event of any termination of Mr. Walsh’s employment, all unvested RSUs and options which remain outstanding will be immediately forfeited without consideration as of the termination date; however, that in the event of a termination of Mr. Walsh’s employment (1) by us without cause, (2) by Mr. Walsh for good reason, (3) due to death or disability or (4) due to our election not to extend the employment term, Mr. Walsh will be deemed vested as of the termination date in any portion of the time-based option that would have otherwise vested if he had remained by us through the first anniversary of the termination date. In the event of a change in control of the Company or BHP PTS Holdings L.L.C., all unvested RSUs and time-based options will become fully vested as of the change in control (or immediately prior to the change in control, with respect to the options).
In the event of a change of control in which the exit event-based options granted under the new framework vest, any outstanding unvested performance-based options will also vest.
The following table lists the payments and benefits that would have been triggered for Mr. Walsh under the circumstances described below assuming that the applicable triggering event occurred on June 30, 2014.

Triggering Event	Value of Option/RSU Acceleration(1)	Value of Base Salary and Target Bonus Payment(2)	Value of Continued Benefits Participation(3)	Total ($)
Death or Disability	336,445	—	—	336,445
Termination by Us Without Cause or by Mr. Walsh for Good Reason	336,445	2,187,500	28,482	2,552,427
Change in Control	1,178,790	—	—	1,178,790

(1)
The amounts reported are based on our initial public offering price of $20.50 per share. The amounts reported reflect the “spread” value of the options of $8.00 per share for the options granted on October 23, 2009 and $3.86 per share for the options granted on October 11, 2011, in each case representing the difference between the initial public offering price and the exercise price. Amounts reported assume that the exit event options do not vest upon a change in control. The amount reported for Mr. Walsh for a change in control of the Company or BHP PTS Holdings L.L.C. also includes the vesting of 41,090 RSUs.

(2)	The amount reported for Mr. Walsh represents the two times the sum of (x) Mr. Walsh’s current base salary and (y) his target annual cash bonus.

(3)
Per Mr. Walsh’s employment agreement which became effective on September 26, 2011, the amount for Mr. Walsh includes 18 months of coverage plus 6 months (on a tax grossed-up basis). Mr. Walsh would also be entitled to be paid out for any unused paid time off days accrued during 2014 and up to five unused days from the prior year.

Messrs. Downie, Khichi, and Leonard
Messrs. Downie, Khichi, and Leonard were not covered by employment agreements at the end of fiscal 2014. However, Mr. Downie’s, Mr. Khichi’s and Mr. Leonard’s severance agreements, the 2007 PTS Holdings Corp. Stock Incentive Plan, and the related stock option agreements provide for certain benefits to be paid to each of them if their employment terminates for one of the reasons described below. If the employment of Messrs. Downie, Khichi or Leonard terminated due to death or disability, each would have been entitled to accelerated vesting of the portion of their time options that would otherwise have vested within 12 months following a termination of employment (like Mr. Chiminski, they will not be entitled to any similar accelerated vesting for performance options and exit options). Should Mr. Downie’s, Mr. Khichi’s or Mr. Leonard’s employment have terminated due to death, their beneficiaries would have received a death benefit equal to 1.5 times their current base salary ($622,500, $682,500 and $682,500, respectively) under a company provided group life insurance program which covers all eligible active employees.
If the employment of Messrs. Downie, Khichi or Leonard was terminated by us without cause or by the executive for good reason, in each case at the end of fiscal 2014, each would have been entitled to a severance payment equal to one times the sum of their annual base salary and target annual bonus, payable in equal installments over the one period following the date of their termination of employment. Each would also be entitled to continued participation in our group health plans (to the extent the executives were receiving such coverage as of the termination date), at the same premium rates as may be charged from time to time for employees of Catalent generally, which coverage would be provided until the earlier of (1) the expiration of the one year period following the date of termination of employment and (2) the date the executive becomes eligible for coverage under group health plan (s) of any other employer. Each Named Officer is required to enter into a binding general release of claims as a condition to receiving most severance payments and benefits.
Under the stock option agreements entered into in connection with the 2007 PTS Holdings Corp. Stock Incentive Plan, if the employment of Messrs. Downie, Khichi or Leonard was terminated by us without cause or by the Named Officer for good reason, each would be entitled to receive accelerated vesting of the portion of his time options that would otherwise have vested within 12 months following termination of employment (there is no similar accelerated vesting for performance options and exit options). At the end of fiscal 2014, each of Messrs. Downie, Khichi and Leonard would have had a good reason to terminate employment if, without his consent (a) there had been a substantial diminution in his position or duties or an adverse change in his reporting lines, (b) he was assigned duties that were materially inconsistent with his position, (c) his base salary had been reduced or other earned compensation was not paid when due, (d) our headquarters were relocated by more than 50 miles, or (e) he was not provided with the same annual bonus opportunity specified in his offer letter, in each case, which was not cured within 30 days following our receipt of written notice from him describing the event constituting good reason.

In the event of a change of control in which the exit event-based options granted under the new framework vest, any outstanding unvested performance-based options would also vest.
In the event of a change in control of the Company or BHP PTS Holdings L.L.C., each of Messrs. Downie, Khichi, and Leonard would be entitled to full vesting of their time options. As with Mr. Chiminski, their exit options and performance options would not automatically become fully vested in connection with a change in control; however, the exit options and performance options may become vested in connection with the transaction if the applicable performance targets are attained. Messrs. Downie, Khichi, and Leonard, are each subject to the restrictive covenants contained in the subscription agreement, which covenants are described in the “Description of Equity-Based Awards” section above.
The following table lists the payments and benefits that would have been triggered for Messrs. Downie, Khichi, and Leonard under the circumstances described below assuming that the applicable triggering event occurred on June 30, 2014.

Triggering Event	Value of Option Acceleration ($)(1)	Value of Severance Payment ($)(2)	Value of Continued Benefits Participation ($)(3)	Total ($)
Death or Disability
William Downie	205,500	—	—	205,500
Samrat Khichi	187,690	—	—	187,690
Stephen Leonard	274,000	—	—	274,000
Termination by Us Without Cause or by the Executive for Good Reason
William Downie	205,500	726,250	12,001	943,751
Samrat Khichi	187,690	796,250	12,455	996,395
Stephen Leonard	274,000	796,250	12,455	1,082,705
Change in Control
William Downie	205,500	—	—	205,500
Samrat Khichi	187,690	—	—	187,690
Stephen Leonard	274,000	—	—	274,000

(1)
The amounts reported are based on our initial public offering price of $20.50 per share. The amounts reported reflect the “spread” value of $8.00 per share for the options granted on October 23, 2009, in each case representing the difference between the initial public offering price and the exercise price. Amounts reported assume that the exit event options do not vest upon a change in control.

(2)	The amounts reported for Messrs. Downie, Khichi and Leonard represent the sum of each executive’s annual base salary and target annual bonus.

(3)
The amounts reported represent income attributable to the health care premiums paid by us with respect to each Named Officer’s continued participation in our employee benefit plans for a one year period.

Resignation of Mr. Khichi
On April 28, 2014, Mr. Khichi notified the Company of his decision to leave the Company effective July 21, 2014 to serve as Senior Vice President, General Counsel and Corporate Secretary of a multinational public company. Mr. Khichi agreed to continue to serve in his various capacities for a transition period ending on July 21, 2014. In connection therewith, we agreed to increase Mr. Khichi’s base salary $25,000 per month, effective May 1, 2014. In addition, Mr. Khichi received a retention bonus in the amount of $100,000, which was paid on August 1, 2014 in connection with his satisfactory completion of specified projects as determined by our President and Chief Executive Officer. Mr. Khichi did not receive any severance or additional payments or benefits in connection with resignation and since his resignation was effective prior to the Company’s payment of the fiscal 2014 MIP awards, he was not be eligible to receive a MIP award for fiscal 2014. In addition, upon his resignation, all of his then unvested stock options were forfeited. Mr. Khichi will have the right to exercise all of his vested stock options within three months after his resignation date (or, if later, until the 90th day following the date on which the options vest) after which date they will immediately terminate. The Company and Mr. Khichi subsequently determined that Mr. Khichi’s last day of employment would be July 15, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of shares of our common stock, except as otherwise indicated, as of September 1, 2014 by (1) each person known to us to beneficially own more than 5% of our outstanding common stock, (2) each of our directors and named executive officers and (3) all of our directors and executive officers as a group.
The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.
Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares. Unless otherwise noted, the address of each beneficial owner is 14 Schoolhouse Road, Somerset, New Jersey, 08873.
As of September 1, 2014, there were 117,321,348 shares of our Common Stock outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent
Blackstone(2)	64,536,152	55.01%
Genstar Capital(3)	7,044,901	6.00%
John R. Chiminski(4)(6)	763,513	*
Matthew Walsh(5)(6)	294,322	*
William Downie(6)	164,423	*
Stephen Leonard(6)	216,519	*
Chinh E. Chu(7)	—	*
Bruce McEvoy(8)	—	*
James Quella(9)	9,240	*
Melvin D. Booth(6)	40,600	*
Jack Stahl	—	*
Rolf Classon	—	*
Directors and executive officers as a group (16 persons)(10)	2,170,709	1.85%

*Represents less than 1%.

(1)	Fractional shares beneficially owned have been rounded down to the nearest whole share.

(2)
Shares shown as beneficially owned by Blackstone were held directly by Blackstone Healthcare Partners L.L.C. Blackstone Capital Partners V L.P. is the managing member of Blackstone Healthcare Partners L.L.C. Blackstone Management Associates V L.L.C. (“BMA”) is the general partner of Blackstone Capital Partners V L.P. BMA V L.L.C. is the sole member of BMA. Blackstone Holdings III L.P. is the managing member and majority in interest owner of BMA V L.L.C. Blackstone Holdings III GP L.P. is the general partner of Blackstone Holdings III L.P. Blackstone Holdings III GP Management L.L.C. is the general partner of Blackstone Holdings III GP L.P. The Blackstone Group L.P. is the sole member of Blackstone Holdings III GP Management L.L.C. The Blackstone Group L.P. is controlled by its general partner, Blackstone Group Management L.L.C. Blackstone Group Management L.L.C. is wholly owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman. Each of BHP PTS Holdings L.L.C., Blackstone Healthcare Partners L.L.C., Blackstone Capital Partners V L.P., BMA, BMA V L.L.C., Blackstone Holdings III L.P., Blackstone Holdings III GP L.P., Blackstone Holdings III GP Management L.L.C., The Blackstone Group L.P., Blackstone Group Management

L.L.C., Mr. Schwarzman, Mr. Chu and Mr. McEvoy disclaims beneficial ownership of the shares of our common stock directly held by Blackstone Healthcare Partners, L.L.C. Mr. Chu and Mr. McEvoy, our directors, are employees of affiliates of Blackstone. The address of each of the entities listed in this footnote is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.

(3)
Shares shown as beneficially owned by Genstar Capital are held directly by Genstar Phoenix Holdings, LLC. Genstar Capital Partners IV, L.P. is the Manager of Genstar Phoenix Holdings, LLC. The sole general partner of Genstar Capital Partners IV, L.P. is Genstar Capital IV, L.P. The sole general partner of Genstar Capital IV, L.P. is Genstar IV GP LLC. The members of Genstar IV GP LLC are Jean-Pierre Conte and Robert Weltman. Each of Genstar Capital Partners IV, L.P., Genstar Capital IV, L.P., Genstar IV GP LLC and Messrs. Conte and Weltman disclaims beneficial ownership of the shares of our common stock directly held by Genstar Phoenix Holdings, LLC. The address of each of the entities and individuals listed in this footnote is c/o Genstar Capital LLC, Four Embarcadero Center, San Francisco, CA 94111.

(4)	Does not include 260,481 vested non-voting restricted stock units, none of which Mr. Chiminski has the right to have settled in shares of our common stock within 60 days.

(5)	Does not include 35,000 vested non-voting restricted stock units, none of which Mr. Walsh has the right to have settled in shares of our common stock within 60 days.

(6)
The number of shares beneficially owned includes shares of common stock issuable upon exercise of options that are currently exercisable and/or will be exercisable within 60 days after September 1, 2014, as follows: Mr. Chiminski (700,000), Mr. Walsh (266,322), Mr. Downie (146,202), Mr. Leonard (193,270), Mr. Quella (9,240) and Mr. Booth (40,600).

(7)
Mr. Chu is a Senior Managing Director of Blackstone. Mr. Chu disclaims beneficial ownership of any shares owned directly or indirectly by Blackstone. Mr. Chu’s address is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.

(8)
Mr. McEvoy is a Principal of Blackstone. Mr. McEvoy disclaims beneficial ownership of any shares owned directly or indirectly by Blackstone. Mr. McEvoy’s address is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.

(9)
Mr. Quella was a Senior Managing Director and Senior Operating Partner in the Corporate Private Equity group of Blackstone. Mr. Quella disclaims beneficial ownership of any shares owned directly or indirectly by Blackstone. Mr. Quella’s address is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.

(10)	Includes 1,960,406 shares of common stock issuable upon exercise of options that are currently exercisable and/or exercisable within 60 days after September 1, 2014.

Equity Compensation Plan Information

The following table provides information for the fiscal year ended June 30, 2014 with respect to shares of Catalent, Inc. common stock that may be granted under the 2007 PTS Holdings Corp. Stock Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (2)	Weighted-average exercise price of outstanding options, warrants and rights (b) (3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (4)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	6,534,990	$13.96	428,109

(1)	The 2007 PTS Holdings Corp. Stock Incentive Plan was approved by the Board of Directors of PTS Holdings Corp. on May 7, 2007, and amended on September 8, 2010 and June 25, 2013.

(2)
All of the awards granted under the 2007 PTS Holdings Corp. Stock Incentive Plan are stock options, except for the 260,481 restricted stock units granted to Mr. Chiminski and 64,400 restricted stock units granted to Mr. Walsh.

(3)	The weighted-average exercise price does not take into account restricted stock unit awards, which by their nature do not have an exercise price.

(4)
Consists of shares of our common stock issuable under the 2007 PTS Holdings Corp. Stock Incentive Plan, including non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other equity-based awards of which 11,259 shares have been specifically set aside for the granting of restricted stock units.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Agreements with Our Parent Companies

BHP PTS Holdings L.L.C. Securityholders Agreement
In connection with the closing of the acquisition from Cardinal and the related financings, BHP PTS Holdings L.L.C. entered into a Securityholders Agreement with the investors. The BHP PTS Holdings L.L.C. Securityholders Agreement governs the economic and voting characteristics of the units representing limited liability company membership interests in BHP PTS Holdings L.L.C. (which owned all of the equity interests of Phoenix Charter LLC, which was our majority stockholder prior to the completion of our initial public offering), including with respect to restrictions on the issuance or transfer of shares, including tagalong rights and drag-along rights, other special corporate governance provisions and registration rights (including customary indemnification provisions). BHP PTS Holdings L.L.C. and Phoenix Charter LLC were dissolved in connection with our initial public offering. The shares of our common stock held by Phoenix Charter LLC were be distributed to the members of BHP PTS Holdings L.L.C. This agreement was terminated in connection with our initial public offering.

Catalent, Inc. Securityholders Agreement
Following the consummation of the acquisition from Cardinal and related financings, we issued shares of our common stock and granted stock option awards and RSUs to certain of our officers, directors and key employees (collectively, “Executives”) pursuant to the 2007 PTS Holdings Corp. Stock Incentive Plan, as amended (our stock incentive plan, which was adopted in 2007 prior to PTS Holding Corp. being renamed Catalent, Inc. in January 2014). As a condition to acquiring such shares of common stock and receiving such options and RSUs, the Executives were required to become a party, or agree to become a party, to the security holders’ agreement among us, BHP PTS Holdings L.L.C. and Blackstone Healthcare Partners LLC. BHP PTS Holdings L.L.C. owned all of the equity interests of Phoenix Charter LLC, which was our majority stockholder prior to the completion of our initial public offering. Blackstone Healthcare Partners LLC was the managing member and controlled approximately 87% of BHP PTS Holdings L.L.C. Under the security holders agreement each party agreed, among other things, to elect or cause to be elected to our board of directors and the boards of directors of each of our subsidiaries such individuals as are designated by BHP PTS Holdings L.L.C. Each party also agreed to vote their shares in the manner in which BHP PTS Holdings L.L.C. directs in connection with amendments to our organizational documents (except for changes that would have a material adverse effect on our management), the merger, security exchange, combination or consolidation of the Company with any other person, the sale, lease or exchange of all or substantially all of the property and assets of the Company and its subsidiaries on a consolidated basis, and the reorganization, recapitalization, liquidation, dissolution or winding-up of the Company. The security holders agreement also includes certain restrictions on the transfer of shares, “tag along” and “drag along” rights, and rights of first refusal in favor of the Company. This agreement was terminated in connection with our initial public offering.

Catalent,Inc. Shareholders Agreement
In connection with our initial public offering, we entered into a stockholders agreement with affiliates of Blackstone. This agreement grants such Blackstone parties the right to nominate to our board of directors a number of designees equal to: (i) at least a majority of the total number of directors comprising our board of directors as long as Blackstone and its affiliates beneficially own at least 50% of the shares of our common stock entitled to vote generally in the election of our directors; (ii) at least 40% of the total number of directors comprising our board of directors at such time as long as Blackstone and its affiliates beneficially own at least 40% but less than 50% of the shares of our common stock entitled to vote generally in the election of our directors; (iii) at least 30% of the total number of directors comprising our board of directors at such time as long as Blackstone and its affiliates beneficially own at least 30% but less than 40% of the shares of our common stock entitled to vote generally in the election of our directors; (iv) at least 20% of the total number of directors comprising our board of directors at such time as long as Blackstone and its affiliates beneficially own at least 20% but less 30% of the shares of our common stock entitled to vote generally in the election of our directors; and (v) at least 10% of the total number of directors comprising our board of directors at such time as long as Blackstone and its affiliates beneficially own at least 5% but less than 20% of the shares of our common stock entitled to vote generally in the election of our directors. For purposes of calculating the number of directors that affiliates of Blackstone are entitled to nominate pursuant to the formula outlined above, any fractional amounts would be rounded up to the nearest whole number (e.g., one and one quarter directors shall equate to two directors) and the calculation would be made on a pro forma basis after taking into account any increase in the size of our board of directors.
In addition, in the event a vacancy on the board of directors is caused by the death, retirement or resignation of Blackstone’s director-designee, affiliates of Blackstone shall, to the fullest extent permitted by law, have the right to have the vacancy filled by Blackstone’s new director-designee.

Registration Rights Agreement
In connection with our initial public offering, we entered into a registration rights agreement with certain affiliates of Blackstone and certain other investors and members of management. This agreement provides to affiliates of Blackstone an unlimited number of “demand” registrations and to both affiliates of Blackstone and such other investors and members of management party thereto customary “piggyback” registration rights. The registration rights agreement also provides that we will pay certain expenses relating to such registrations and indemnify Blackstone and its affiliate, such other investors and the members of management party thereto against certain liabilities which may arise under the Securities Act of 1933, as amended.

Transaction and Advisory Fee Agreement
We and one or more of our parent companies entered into a transaction and advisory fee agreement with the affiliates of Blackstone and certain of the other investors pursuant to which such entities or their affiliates provide certain strategic and structuring advice and assistance to us. In addition, under this agreement, affiliates of Blackstone and certain of the other Investors provide certain monitoring, advisory and consulting services to us for an aggregate annual management fee equal to the greater of $10 million or 3.0% of Consolidated Adjusted EBITDA (as defined in the Secured Credit Agreement) per year. Affiliates of Blackstone and certain of the other investors also receive reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with the provision of services pursuant to the agreement.
Pursuant to the terms of the transaction and advisory fee agreement with respect to acquisitions, each of Blackstone and an affiliate of Blackstone is entitled to a 1% transaction fee based on the transaction purchase price.
Upon a change of control in our ownership, a sale of all of our assets, or an initial public offering of our equity, and in recognition of facilitation of such change of control, asset sale or public offering by affiliates of Blackstone, these affiliates of Blackstone may elect to receive, in lieu of annual payments of the management fee, a single lump sum cash payment equal to the then-present value of all then current and future management fees payable under the agreement. The lump sum payment would only be payable to the extent that it is permitted under other agreements governing our indebtedness.
This agreement was terminated in connection with our initial public offering. Upon completion of our initial public offering, we paid a lump sum termination fee as described above equal to approximately $29.8 million to affiliates of Blackstone and certain of the other investors.

Other Related-Party Transactions

Employer Health Program

We participate in an employer health program agreement with Equity Healthcare LLC (“Equity Healthcare”). Equity Healthcare negotiates with providers of standard administrative services for health benefit plans and other related services for cost discounts and quality of service monitoring capability by Equity Healthcare. Because of the combined purchasing power of its client participants, Equity Healthcare is able to negotiate pricing terms for providers that are believed to be more favorable than the companies could obtain for themselves on an individual basis. In consideration for these services, the Company paid Equity Healthcare a fee of $2.60 and $2.70 per participating employee per month in calendar year 2013 and 2014, respectively. As of June 30, 2014, we had approximately 2,360 employees enrolled in our health benefit plans in the United States. Equity Healthcare is an affiliate of Blackstone.

In addition, we do business with a number of other companies affiliated with Blackstone; we believe that all such arrangements have been entered into in the ordinary course of our business and have been conducted on an arm’s length basis.
Statement of Policy Regarding Transactions with Related Persons

Prior to the completion of our initial public offering, our board of directors adopted a written statement of policy regarding transactions with related persons, which we refer to as our “related person policy.” Our related person policy requires that a “related person” (as defined as in paragraph (a) of Item 404 of Regulation S-K) must promptly disclose to our General Counsel any “related person transaction” (defined as any transaction that we anticipate would be reportable by us under Item 404(a) of Regulation S-K in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest) and all material facts with respect thereto. The General Counsel will then promptly communicate that information to our board of directors. No related person transaction will be executed without the approval or ratification of our board of directors or a duly authorized committee of our board of directors. It is our policy that directors interested in a related person transaction will recuse themselves from any vote on a related person transaction in which they have an interest.
Director Independence and Independence Determinations

Under our Corporate Governance Guidelines and NYSE rules, a director is not independent unless the board of directors affirmatively determines that he or she does not have a direct or indirect material relationship with us or any of our subsidiaries.

Our Corporate Governance Guidelines define independence in accordance with the independence definition in the current NYSE corporate governance rules for listed companies. Our Corporate Governance Guidelines require the board of directors to review the independence of all directors at least annually.

In the event a director has a relationship with the Company that is relevant to his or her independence and is not addressed by the objective tests set forth in the NYSE independence definition, the board of directors will determine, considering all relevant facts and circumstances, whether interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our board of directors has affirmatively determined that each of Melvin D. Booth, Jack Stahl and Rolf Classon is independent under the guidelines for director independence set forth in the Corporate Governance Guidelines and under all applicable NYSE guidelines, including with respect to committee membership. Our board of directors also has determined that each of Messrs. Booth, Stahl and Classon is “independent” for purposes of Section 10A(m)(3) of the Exchange Act.

In making its independence determinations, the board of directors considered and reviewed all information known to it (including information identified through annual directors’ questionnaires).
Controlled Company Exception
Affiliates of Blackstone who are party to the shareholders agreement beneficially own shares representing more than 50% of the voting power of our shares eligible to vote in the election of directors. As a result, we are a “controlled company” within the meaning of corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance standards, including the requirements (1) that a majority of our board of directors consist of independent directors, (2) that our board of directors have a compensation committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (3) that our board of directors have a nominating and corporate governance committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. We utilize these exemptions. As a result, although we will have a fully independent audit committee within one year following our initial public offering and have independent director representation on our compensation and nominating and corporate governance committees, the majority of our directors are not be independent and our compensation committee or nominating and corporate governance committee may not be comprised entirely of independent directors. Accordingly, although we may have fully independent compensation and nominating and corporate governance committees prior to the time we cease to be a “controlled company,” for such period of time you may not have the same protections afforded to stockholders of companies that are subject to all of these corporate governance requirements. In the event that we cease to be a “controlled company” and our shares continue to be listed on the New York Stock Exchange, we will be required to comply with these provisions within the applicable transition periods.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by Ernst & Young, LLP for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2014 and June 30, 2013, and fees billed for other services rendered by Ernst & Young, LLP during those periods.

(Dollars in thousands)	2014	2013
Audit Fees	$3,499	$3,382
Audit-Related Fees (1)	2	2
Tax Fees (2)	759	869
All Other Fees	—	—
Total	$4,260	$4,253

1. Includes the aggregate fees recognized in each of the last two fiscal years for professional services rendered by Ernst & Young LLP that are reasonably related to the performance of the Company’s audit. Specifically, these costs include fees for audits of employee benefit plans, accounting and audit consultation and other attest services.
2. Includes the aggregate fees recognized in each of the last two fiscal years for professional services rendered by Ernst & Young LLP for tax compliance, tax advice and tax planning.

All of the services covered under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” were pre-approved by the audit committee.

Policy on audit committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public
Accounting Firm

Consistent with SEC and Public Company Accounting Oversight Board requirements regarding auditor independence, the audit committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibly, the audit committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.

Prior to engagement of the independent registered public accounting firm for the next year’s audit, management will submit a list of services and related fees expected to be rendered during that year within each of the four categories of services to the audit committee for approval.

1. Audit services include audit work performed on the financial statements and internal control over financial reporting, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and discussions surrounding the proper application of financial accounting and/or reporting standards.
2. Audit-Related services are for assurance and related services that are traditionally performed by the independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.
3. Tax services include all services, except those services specifically related to the financial statements, performed by the independent registered public accounting firm’s tax personnel, including tax analysis; assisting with coordination of execution of tax-related activities, primarily in the area of corporate development; supporting other tax-related regulatory requirements; tax planning; and tax compliance and reporting.
4. All Other services are those services not captured in the audit, audit-related or tax categories.

Prior to engagement, the audit committee pre-approves independent public accounting firm services within each category and the fees of each category are budgeted. The audit committee requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval categories. In those instances, the audit committee requires specific preapproval before engaging the independent registered public accounting firm.

The audit committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the audit committee at its next scheduled meeting. All of the services under the captions “Audit Fees”, “Audit-Related Fees”, “Tax Fees” and “All-Other Fees” in the table above were pre-approved by the audit committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)    Financial Statements. The Financial Statements listed in the Index to Financial Statements, filed as part of this Annual Report on Form 10-K.

(a)(2)    Financial Statements Schedule.

Deferred Tax Assets - Valuation Allowance

(Dollars in millions)	Beginning Balance	Current Period (Charge) / Benefit	Deductions and Other	Ending Balance
Year ended June 30, 2012
Tax Valuation Allowance	$(281.6)	$47.4	$30.9	$(203.3)

Year ended June 30, 2013
Tax Valuation Allowance	$(203.3)	$(9.1)	$4.0	$(208.4)

Year ended June 30, 2014
Tax Valuation Allowance	$(208.4)	$(16.1)	$6.3	$(218.2)

(b)    Exhibits.
The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Catalent, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 5, 2014, File No. 001-36587)

3.2	Amended and Restated Bylaws of Catalent, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 5, 2014, File No. 001-36587)

4.1
Senior Subordinated Indenture dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc. and the Bank of New York (incorporated by reference to Exhibit 4.2 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

4.2
First Supplemental Indenture, dated as of July 3, 2008, to the Senior Subordinated Indenture dated as of April 10, 2007, among Catalent US Holding I, LLC, Catalent US Holding II, LLC and The Bank of New York Mellon (incorporated by reference to Exhibit 4.5 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed on September 29, 2008, File No. 333-147871)

4.3
Indenture, dated as of September 18, 2012, among Catalent Pharma Solutions, Inc., the Guarantors named therein and The Bank of New York Mellon, as Trustee, governing the 7.875% Senior Notes Due 2018 (incorporated by reference to Exhibit 4.1 to Catalent Pharma Solutions, Inc.’s Current Report on Form 8-K filed on September 18, 2012, File No. 333-147871)

10.1
Stockholders Agreement, dated as of August 5, 2014, between Catalent, Inc. and Blackstone Healthcare Partners L.L.C. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2014, File No. 001-36587)

10.2
Registration Rights Agreement, dated as of August 5, 2014, by and among Catalent, Inc. and certain of its stockholders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 5, 2014, File No. 001-36587)

10.3
Form of Severance Agreement between named executive officers and Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 10.3 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed on September 17, 2010, File No. 333-147871) †

10.4
Offer Letter, dated August 25, 2009, between William Downie and Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 10.4 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K filed on September 4, 2012, File No. 333-147871) †

10.5
Letter Agreement, dated November 18, 2010, between Catalent Pharma Solutions, Inc. and William Downie (incorporated by reference to Exhibit 10.6 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K filed on September 4, 2012, File No. 333-147871) †

10.6
Employment Agreement, dated February 23, 2009 by and among Catalent, Inc. (formerly known as PTS Holdings Corp.), Catalent Pharma Solutions, Inc. and John R. Chiminski (including Form of Restricted Stock Unit Agreement and Form of Management Equity Subscription Agreement) (incorporated by reference to Exhibit 99.2 to Catalent Pharma Solutions, Inc.’s Current Report on Form 8-K filed on March 5, 2009, File No. 333-147871) †

10.7
Letter Agreement, dated October 30, 2009, by and among Catalent, Inc. (formerly known as PTS Holdings Corp.), Catalent Pharma Solutions, Inc. and John R. Chiminski (incorporated by reference to Exhibit 10.4 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on February 12, 2010, File No. 333-147871) †

10.8
Letter Agreement, entered into on June 30, 2010, by and among Catalent, Inc. (formerly known as PTS Holdings Corp.), Catalent Pharma Solutions, Inc. and John R. Chiminski (including Form of Restricted Stock Unit Agreement) (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Current Report on Form 8-K filed on July 7, 2010, File No. 333-147871) †

10.9
Letter Agreement, entered into on December 12, 2011, by and among Catalent, Inc. (formerly known as PTS Holdings Corp.), Catalent Pharma Solutions, Inc. and John R. Chiminski (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on February 10, 2012, File No. 333-147871) †

10.10
Employment Agreement, dated as of October 11, 2011, and effective as of September 26, 2011, by and between Catalent Pharma Solutions, Inc. and Matthew Walsh (including Form of Restricted Stock Unit Agreement and Form of Nonqualified Stock Option Agreement) (incorporated by reference to Exhibit 10.42 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K filed on September 4, 2012, File No. 333-147871) †

10.11
Management Equity Subscription Agreement dated September 8, 2010 by and between Catalent, Inc. (formerly known as PTS Holdings Corp.) and Melvin D. Booth (incorporated by reference to Exhibit 10.7 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed on September 17, 2010, File No. 333-147871) †

10.12
Amended and Restated Management Equity Subscription Agreement dated as of October 11, 2011 by and between Catalent, Inc. (formerly known as PTS Holdings Corp.) and Matthew Walsh (including Form of Restricted Stock Unit Agreement and Form of Nonqualified Stock Option Agreement) (incorporated by reference to Exhibit 10.43 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K filed on September 4, 2012, File No. 333-147871) †

10.13
Securityholders Agreement, dated as of May 7, 2007, among Catalent, Inc. (formerly known as PTS Holdings Corp.), Blackstone Healthcare Partners V L.P., BHP PTS Holdings L.L.C. and the other parties thereto (incorporated by reference to Exhibit 10.11 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871) †

10.14
Form of Unit Subscription Agreement (incorporated by reference to Exhibit 10.12 to Catalent Pharma Solutions, Inc.’s Amendment No. 1 to the Registration Statement on Form S-4/A filed on March 3, 2008, File No. 333-147871) †

10.15
Form of Management Equity Subscription Agreement (incorporated by reference to Exhibit 10.13 to Catalent Pharma Solutions, Inc.’s Amendment No. 1 to the Registration Statement on Form S-4/A filed on March 3, 2008, File No. 333-147871) †

10.16
Form of Nonqualified Stock Option Agreement (executives) (incorporated by reference to Exhibit 10.14 to Catalent Pharma Solutions, Inc.’s Amendment No. 1 to the Registration Statement on Form S-4/A filed on March 3, 2008, File No. 333-147871) †

10.17
Form of Nonqualified Stock Option Agreement (non-employee directors) (incorporated by reference to Exhibit 10.15 to Catalent Pharma Solutions, Inc.’s Amendment No. 1 to the Registration Statement on Form S-4/A filed on March 3, 2008, File No. 333-147871) †

10.18
2007 PTS Holdings Corp. Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871) †

10.19
Amendment No. 1 to the 2007 PTS Holdings Corp. Stock Incentive Plan, dated September 8, 2010 (incorporated by reference to Exhibit 10.16 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed on September 17, 2010, File No. 333-147871) †

10.20
Amendment No. 2 to the 2007 PTS Holdings Corp. Stock Incentive Plan, dated June 25, 2013 (incorporated by reference to Exhibit 10.45 to Catalent, Inc.’s Registration Statement on Form S-1, File No. 333-193542) †

10.21
Form of Nonqualified Stock Option Agreement (executives) approved October 23, 2009 (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on February 12, 2010, File No. 333-147871) †

10.22
Form of Nonqualified Stock Option Agreement Amendment (executives) approved October 23, 2009 (incorporated by reference to Exhibit 10.3 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on February 12, 2010, File No. 333-147871) †

10.23
Form of Nonqualified Stock Option Agreement (executives) approved June 25, 2013 (incorporated by reference to Exhibit 10.45 of Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K filed on September 10, 2013) †

10.24
Form of Nonqualified Stock Option Agreement (Chief Executive Officer) approved June 25, 2013 (incorporated by reference to Exhibit 10.46 of Catalent Pharma Solutions Inc.’s Annual Report on Form 10-K filed on September 10, 2013) †

10.25
Form of Nonqualified Stock Option Agreement (John R. Chiminski) approved October 23, 2009 (incorporated by reference to Exhibit 10.4 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on February 12, 2010, File No. 333-147871) †

10.26
Form of Restricted Stock Unit Agreement (John R. Chiminski) approved October 23, 2009 (incorporated by reference to Exhibit 10.5 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on February 12, 2010, File No. 333-147871) †

10.27
Catalent Pharma Solutions, LLC Deferred Compensation Plan (incorporated by reference to Exhibit 10.19 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 filed on September 28, 2009, File No. 333-147871) †

10.28
First Amendment to the Catalent Pharma Solutions, LLC Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on February 17, 2009, File No. 333-147871) †

10.29
Second Amendment to the Catalent Pharma Solutions, LLC Deferred Compensation Plan (incorporated by reference to Exhibit 10.21 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 filed on September 28, 2009, File No. 333-147871) †

10.30	Catalent, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 5, 2014, File No. 001-36587) †

10.31	Form of Stock Option Agreement for U.S. Employees (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 5, 2014, File No. 001-36587) †

10.32	Form of Restricted Stock Unit Agreement for U.S. Employees (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 5, 2014, File No. 001-36587) †

10.33	Form of Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 5, 2014, File No. 001-36587) †

10.34	Form of Stock Option Agreement for Non-U.S. Employees (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on August 5, 2014, File No. 001-36587) †

10.35	Form of Restricted Stock Unit Agreement for Non-U.S. Employees (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on August 5, 2014, File No. 001-36587) †

10.36
Amended and Restated Credit Agreement, dated as of May 20, 2014, relating to the Credit Agreement, dated as of April 10, 2007, as amended, among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc., as the administrative agent, collateral agent and swing line lender and other lenders as parties thereto (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Current Report on Form 8-K filed on May 27, 2014, File No. 333-147871)

10.37
Security Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc., PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Therein and Morgan Stanley Senior Funding, Inc., (incorporated by reference to Exhibit 10.20 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

10.38
Security Agreement Supplement, dated as of July 1, 2008, to the Security Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc., PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Therein and Morgan Stanley Senior Funding Inc. (incorporated by reference to Exhibit 10.26 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed on September 29, 2008, File No. 333-147871)

10.39
Intellectual Property Security Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc., PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Therein and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.21 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

10.40
Intellectual Property Security Agreement Supplement, dated as of July 1, 2008, to the Intellectual Property Security Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc., PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Therein and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.28 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed on September 29, 2008, File No. 333-147871)

10.41
Guaranty, dated as of April 10, 2007, among PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Therein and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.22 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

10.42
Guaranty Supplement, dated as of July 1, 2008, to the Guaranty, dated as of April 10, 2007, among PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Therein and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.30 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed on September 29, 2008, File No. 333-147871)

10.43
Senior Unsecured Term Loan Credit Agreement, dated as of April 29, 2013, among the Company, the guarantors named therein, Morgan Stanley Senior Funding, Inc., as the administrative agent, and other lenders party thereto. (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Current Report on Form 8-K filed on May 2, 2013, File No. 333-147871)

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges*

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.1
The following materials are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statement of Changes in Shareholders’ Equity (Deficit), (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements***

* Filed herewith
** Furnished herewith

*** Pursuant to Rule 406T of Regulation S-T, the Interactive Data files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 133, as amended, are deemed not file for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

† Represents a management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALENT, INC.

Date:	September 8, 2014	By:	/s/ MATTHEW M. WALSH
Matthew M. Walsh
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN R. CHIMINSKI	President & Chief Executive Officer (Principal Executive Officer) and Director	September 8, 2014
John R. Chiminski

/s/ MATTHEW M. WALSH	Executive Vice President & Chief Financial Officer	September 8, 2014
Matthew M. Walsh	(Principal Financial Officer and Principal Accounting Officer)

	Chairman of the Board and Director	September 8, 2014
Chinh E. Chu

/s/ BRUCE MCEVOY	Director	September 8, 2014
Bruce McEvoy

/s/ JAMES QUELLA	Director	September 8, 2014
James Quella

/s/ MELVIN D. BOOTH	Director	September 8, 2014
Melvin D. Booth

/s/ JACK STAHL	Director	September 8, 2014
Jack Stahl

/s/ ROLF CLASSON	Director	September 8, 2014
Rolf Classon