Form 10-Q
period 2014-09-30
Catalent, Inc.
filed 2014-11-14
CIK 1596783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
001-36587
(Commission File Number)
 _____________________________
Catalent, Inc.
(Exact name of registrant as specified in its charter)
_____________________________

Delaware	20-8737688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14 Schoolhouse Road, Somerset, NJ	08873
(Address of principal executive offices)	(Zip code)
(732) 537-6200
Registrant's telephone number, including area code
______________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On November 3, 2014 there were 123,813,614 shares of the Registrant's common stock, par value $0.01 per share, issued and outstanding.

CATALENT, INC.

INDEX TO FORM 10-Q
For the Three Months Ended September 30, 2014

Special Note Regarding Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words.
These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statement is subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements.
Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include, but are not limited to, those described under the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q of Catalent, Inc. (“Catalent” or the “Company”) for the quarter ended September 30, 2014 and the following:

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

•	We and our customers depend on patents, copyrights, trademarks and other forms of intellectual property protections, but these protections may not be adequate.

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

•
We may in the future engage in acquisitions and other transactions that may complement or expand our business or divest of non-strategic businesses or assets. We may not be able to complete such transactions, and such transactions, if executed, pose significant risks and could have a negative effect on our operations.

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

PART I.    FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Catalent, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited; Dollars in millions, except per share data)

	Three Months Ended September 30,
	2014	2013
Net revenue	$418.3	$414.3
Cost of sales	293.0	295.1
Gross margin	125.3	119.2
Selling, general and administrative expenses	81.4	81.1
Restructuring and other	1.4	3.0
Operating earnings/(loss)	42.5	35.1
Interest expense, net	35.5	40.9
Other (income)/expense, net	41.3	(1.0)
Earnings/(loss) from continuing operations before income taxes	(34.3)	(4.8)
Income tax expense/(benefit)	(14.0)	(6.6)
Earnings/(loss) from continuing operations	(20.3)	1.8
Net earnings/(loss) from discontinued operations, net of tax	0.4	(0.4)
Net earnings/(loss)	(19.9)	1.4
Less: Net earnings/(loss) attributable to noncontrolling interest, net of tax	(0.4)	(0.1)
Net earnings/(loss) attributable to Catalent	$(19.5)	$1.5

Amounts attributable to Catalent:
Earnings/(loss) from continuing operations less net income (loss) attributable to noncontrolling interest	(19.9)	1.9
Net earnings/(loss) attributable to Catalent	(19.5)	1.5

Earnings per share attributable to Catalent:
Basic
Earnings/(loss) from continuing operations	(0.19)	0.03
Net earnings/(loss)	(0.18)	0.02
Diluted
Earnings/(loss) from continuing operations	(0.19)	0.02
Net earnings/(loss)	(0.18)	0.02
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited; Dollars in millions)

	Three Months Ended September 30,
	2014	2013
Net earnings/(loss)	$(19.9)	$1.4
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	(53.8)	20.4
Pension and Other Post-Retirement adjustments	0.4	0.2
Deferred compensation	(0.2)	0.5
Other comprehensive income/(loss), net of tax	(53.6)	21.1
Comprehensive income/(loss)	(73.5)	22.5
Comprehensive income/(loss) attributable to noncontrolling interest	(0.2)	(0.1)
Comprehensive income/(loss) attributable to Catalent	$(73.3)	$22.6
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited; Dollars in millions, except per share data)

	September 30, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$63.2	$74.4
Trade receivables, net	332.2	403.7
Inventories	142.4	134.8
Prepaid expenses and other	81.3	74.6
Total current assets	619.1	687.5
Property, plant, and equipment, net	853.3	873.0
Other assets:
Goodwill	1,057.9	1,097.1
Other intangibles, net	360.9	357.6
Deferred income taxes	24.4	26.3
Other	35.7	48.7
Total assets	$2,951.3	$3,090.2
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$36.4	$25.2
Accounts payable	116.7	148.1
Other accrued liabilities	224.5	279.7
Total current liabilities	377.6	453.0
Long-term obligations, less current portion	1,780.3	2,685.4
Pension liability	148.1	154.7
Deferred income taxes	97.6	103.2
Other liabilities	40.4	61.2
Commitment and contingencies (see Note 15)

Redeemable noncontrolling interest	4.3	4.5

Shareholders' equity/(deficit):
Common stock $0.01 par value; 1.0 billion and 84 million shares authorized in September 30, 2014 and June 30, 2014, 123,741,468 and 74,821,348 issued and outstanding in September 30, 2014 and June 30, 2014, respectively. Preferred stock $0.01 par value; 100 million and 0 authorized in September 30, 2014 and June 30, 2104, respectively.	1.2	0.7
Additional paid in capital	1,979.0	1,031.4
Accumulated deficit	(1,398.6)	(1,379.1)
Accumulated other comprehensive income/(loss)	(77.8)	(24.2)
Total Catalent Shareholders' equity/(deficit)	503.8	(371.2)
Noncontrolling interest	(0.8)	(0.6)
Total Shareholders' equity/(deficit)	503.0	(371.8)
Total liabilities, redeemable noncontrolling interest and Shareholders' equity/(deficit)	$2,951.3	$3,090.2
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity/(Deficit)
(Unaudited; Dollars in millions, except share data in thousands)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Shareholders' Deficit
Balance at June 30, 2014	74,821.3	$0.7	$1,031.4	$(1,379.1)	$(24.2)	$(0.6)	$(371.8)
Equity contribution	48,920.2	0.5	946.1				946.6
Equity compensation			1.5				1.5
Net earnings/(loss)				(19.5)		(0.2)	(19.7)
Other comprehensive income/(loss), net of tax					(53.6)		(53.6)
Balance at September 30, 2014	123,741.5	$1.2	$1,979.0	$(1,398.6)	$(77.8)	$(0.8)	$503.0
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; Dollars in millions)

	Three Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings/(loss)	$(19.9)	$1.4
Net earnings/(loss) from discontinued operations	0.4	(0.4)
Earnings/(loss) from continuing operations	(20.3)	1.8
Adjustments to reconcile (loss)/earnings from continued operations to net cash from operations:
Depreciation and amortization	35.0	36.5
Non-cash foreign currency transaction (gain)/loss, net	(11.2)	(4.0)
Amortization and write off of debt financing costs	12.4	3.1
Non-cash gain on acquisition	(7.0)	—
Reclassification of call premium payments and financing fees paid	9.8	—
Equity compensation	1.5	1.2
Provision/(benefit) for deferred income taxes	(7.7)	(5.3)
Provision for bad debts and inventory	1.7	1.9
Change in operating assets and liabilities:
Decrease/(increase) in trade receivables	62.0	67.8
Decrease/(increase) in inventories	(14.1)	(4.0)
Increase/(decrease) in accounts payable	(26.3)	(30.1)
Other accrued liabilities and operating items, net	(76.0)	(43.2)
Net cash provided by/(used in) operating activities from continuing operations	(40.2)	25.7
Net cash provided by/(used in) operating activities from discontinued operations	0.4	(0.5)
Net cash provided by/(used in) operating activities	(39.8)	25.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and other productive assets	(31.2)	(18.8)
Proceeds from sale of property and equipment	—	0.6
Payment for acquisitions, net	(13.5)	(8.0)
Net cash provided by/(used in) investing activities from continuing operations	(44.7)	(26.2)
Net cash provided by/(used in) investing activities from discontinued operations	—	—
Net cash provided by/(used in) investing activities	(44.7)	(26.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	11.7	(5.8)
Proceeds from borrowing, net	—	—
Payments related to long-term obligations	(863.8)	(6.7)
Reclassification of call premium payments and financing fees paid	(9.8)	—
Equity contribution/(redemption)	948.8	—
Net cash (used in)/provided by financing activities from continuing operations	86.9	(12.5)
Net cash (used in)/provided by financing activities from discontinued operations	—	—
Net cash (used in)/provided by financing activities	86.9	(12.5)
Effect of foreign currency on cash	(13.6)	2.9
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	(11.2)	(10.6)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	74.4	106.4
CASH AND EQUIVALENTS AT END OF PERIOD	$63.2	$95.8
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$44.3	$23.8
Income taxes paid, net	$9.9	$15.8

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Unaudited; Dollars in millions except per share amounts)

1.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Catalent, Inc. (“Catalent” or the “Company”) directly and wholly owns PTS Intermediate Holdings LLC (“Intermediate Holdings”). Intermediate Holdings directly and wholly owns Catalent Pharma Solutions, Inc. (“Operating Company”). The financial results of Catalent are solely comprised of the financial results of Operating Company and its subsidiaries on a consolidated basis.
In July 2014, the Company’s board of directors and holders of the requisite number of outstanding shares of its capital stock approved an amendment to the Company’s amended and restated certificate of incorporation to effect a 70-for-1 stock split of its outstanding common stock (the “stock split”). The stock split became effective on July 17, 2014 upon the filing of the Company’s Certificate of Amendment of the Amended and Restated Certificate of Incorporation with the Delaware Secretary of State. On the effective date of the stock split, (i) each outstanding share of common stock was increased to seventy shares of common stock, (ii) the number of shares of common stock issuable under each outstanding option to purchase common stock was proportionately increased on a one-to-seventy basis, (iii) the exercise price of each outstanding option to purchase common stock was proportionately decreased on a one-to-seventy basis, and (iv) the number of shares underlying each restricted stock unit was proportionately increased on a one-to-seventy basis. All of the share and per share information referenced throughout the financial statements and notes to the financial statements have been retroactively adjusted to reflect this stock split.
On August 5, 2014, the Company completed an initial public offering (the "IPO") of 42.5 million shares of its common stock for an initial price of $20.50 per share for total proceeds, before underwriting discounts and commissions and other offering expenses of approximately $871.3 million and proceeds net of underwriters discount and commissions of approximately $828 million. The shares offered and sold in the IPO were registered under the Securities Act pursuant to the Company's Registration Statement on Form S-1 (File No. 333-193542), which was declared effective by the SEC on July 30, 2014. The proceeds raised were used to pay an advisory agreement termination fee of $29.8 million to Blackstone and certain other existing owners recorded within other (income)/expense, net on the Consolidated Statements of Operations, redeem the outstanding Senior Subordinated Notes, and redeem the outstanding Senior Notes. The remaining proceeds were used to repay portions of the unsecured term loan. The Company's common stock began trading on the New York Stock Exchange under the symbol "CTLT" as of July 31, 2014. On September 9, 2014, Morgan Stanley and J.P. Morgan, as representatives of the underwriters of Catalent’s IPO, purchased an additional 6.4 million shares of Catalent’s common stock from Catalent at the initial public offering price of $20.50 per share less the underwriting discount pursuant to an option granted to the underwriters at the time of the IPO. The net proceeds received by the Company were $124.2 million and were subsequently used for debt reduction and general corporate purposes. Refer to Note 4 for further discussion regarding debt repayments.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015. The consolidated balance sheet at June 30, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014 filed with the Securities and Exchange Commission.

Noncontrolling interest is included within the equity section in the consolidated balance sheets. Redeemable noncontrolling interest has been classified as temporary equity and is therefore reported outside of permanent equity on the consolidated balance sheets at the greater of the initial carrying amount adjusted for the noncontrolling interest's share of net earnings/(loss) or its redemption value. The Company presents the amount of consolidated net earnings/(loss) that is attributable to Catalent and the noncontrolling interest in the consolidated statements of operations. Furthermore, the Company discloses the amount of comprehensive income that is attributable to Catalent and the noncontrolling interest in the consolidated statements of comprehensive income/(loss).
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
Foreign Currency Translation

The financial statements of the Company’s operations outside the U.S. are generally measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign operations into U.S. dollars are accumulated as a component of other comprehensive income/(loss) utilizing period-end exchange rates. The currency fluctuations related to certain long-term inter-company loans deemed to not be repayable in the foreseeable future have been recorded within the cumulative translation adjustment, a component of other comprehensive income/(loss). In addition, the currency fluctuation associated with the portion of the Company’s euro-denominated debt designated as a net investment hedge is included as a component of other comprehensive income/(loss). Foreign currency transaction gains and losses calculated by utilizing weighted average exchange rates for the period are included in the consolidated statements of operations in the other (income) expense, net line item. Foreign currency translation gains and losses generated from inter-company loans that are long-term in nature, but may be repayable in the foreseeable future, are also recorded within the other (income) expense, net line item on the consolidated statements of operations.
Revenue Recognition
In accordance with Codification Standard ASC 605 Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable and collectability is reasonably assured. In cases where the Company has multiple contracts with the same customer, the Company evaluates those contracts to assess if the contracts are linked or are separate arrangements. Factors the Company considers include the timing of negotiation, interdependency with other contracts or elements and payment terms. The Company and its customers generally view each contract discussion as a separate arrangement.
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
Arrangements containing multiple elements, including service arrangements, are accounted for in accordance with the provisions of ASC 605-25 Revenue Recognition: Multiple-Element Arrangements. The Company determines the separate units of account in accordance with ASC 605-25. If the deliverable meets the criteria of a separate unit of accounting, the arrangement consideration is allocated to each element based upon its relative selling price. In determining the best evidence of selling price of a unit of account the Company utilizes vendor-specific objective evidence (“VSOE”), which is the price the Company charges when the deliverable is sold separately. When VSOE is not available, management uses relevant third-party evidence (“TPE”) of selling price, if available. When neither VSOE nor TPE of selling price exists, management uses its best estimate of selling price.

Goodwill
The Company accounts for purchased goodwill and intangible assets with indefinite lives in accordance with ASC 350 Goodwill, Intangible and Other Assets. Under ASC 350, goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually. The Company's annual goodwill impairment test was conducted as of April 1, 2014. The Company assesses goodwill for possible impairment by comparing the carrying value of its reporting units to their fair values. The Company determines the fair value of its reporting units utilizing estimated future discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize. In addition, the Company uses comparative market information and other factors to corroborate the discounted cash flow results.
Property and Equipment and Other Definite Lived Intangible Assets
Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including capital lease assets that are amortized over the shorter of their useful lives or the terms of the respective leases. The Company generally uses the following ranges of useful lives for its property and equipment categories: buildings and improvements - 5 to 50 years; machinery and equipment - 3 to 10 years; and furniture and fixtures - 3 to 7 years. Depreciation expense was $23.7 million for the three months ended September 30, 2014 and $26.2 million for the three months ended September 30, 2013. Depreciation expense includes amortization of assets related to capital leases. The Company charges repairs and maintenance costs to expense as incurred. The amount of capitalized interest was immaterial for all periods presented.
Intangible assets with finite lives, primarily including customer relationships and patents and trademarks continue to be amortized over their useful lives. The Company evaluates the recoverability of its other long-lived assets, including amortizing intangible assets, if circumstances indicate impairment may have occurred pursuant to ASC 360 Property, Plant and Equipment. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an un-discounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the consolidated statements of operations. Fair value is determined based on assumptions the Company believes marketplace participants would utilize and comparable marketplace information in similar arms length transactions. The Company did not record any impairment charge for the three months ended September 30, 2014 or three months ended September 30, 2013.
Research and Development Costs
The Company expenses research and development costs as incurred. Costs incurred in connection with the development of new offerings and manufacturing process improvements are recorded within selling, general and administrative expenses. Such research and development costs included in selling, general and administrative expenses amounted to $2.8 million for the three months ended September 30, 2014 and $3.4 million for the three months ended September 30, 2013. Costs incurred in connection with research and development services the Company provides to customers and services performed in support of the commercial manufacturing process for customers are recorded within cost of sales. Such research and development costs included in cost of sales amounted to $8.8 million for the three months ended September 30, 2014 and $7.4 million for the three months ended September 30, 2013.
Earnings / (Loss) Per Share
The Company reports net earnings (loss) per share pursuant to ASC 260 Earnings per Share. Under ASC 260, basic earnings per share, which excludes dilution, is computed by dividing net earnings or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could be exercised or converted into common shares, and is computed by dividing net earnings or loss available to common stockholders by the weighted average of common shares outstanding plus the dilutive potential common shares. Diluted earnings per share includes in-the-money stock options, restricted stock units, and restricted stock using the treasury stock method. During a loss period, the assumed exercise of in-the-money stock options has an anti-dilutive effect and therefore, these instruments are excluded from the computation of dilutive earnings per share.

Equity-Based Compensation
The Company accounts for its equity-based compensation awards pursuant to ASC 718 Compensation-Stock Compensation. ASC 718 requires companies to recognize compensation expense using a fair value based method for costs related to share-based payments including stock options and restricted stock units. The expense is measured based on the grant date fair value of the awards that are expected to vest, and the expense is recorded over the applicable requisite service period. In the absence of an observable market price for a share-based award, the fair value is based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price based on peer companies, the expected dividends on the underlying shares and the risk-free interest rate.
Recent Financial Accounting Standards

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which explicitly requires management to assess an entity’s ability to continue as a going concern at each annual and interim reporting period, and to provide related footnote disclosures in certain circumstances. The standard indicates that substantial doubt exists when it is probable that an entity will not meet its obligations one year from the date the financial statements are issued. The likelihood threshold of probable is similar to its current use in US GAAP for loss contingencies. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier application is permitted. Catalent does not expect this standard to have a material impact on the Company's disclosures.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09").  The new standard will supersede nearly all existing revenue recognition guidance.  The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, the standard creates a five-step model that requires a company to exercise judgment when considering the terms of the contracts and all relevant facts and circumstances.  The five steps require a company to identify customer contracts, identify the separate performance obligations, determine the transaction price, allocate the transaction price to the separate performance obligations and recognize revenue when each performance obligation is satisfied. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016.  The standard allows for either full retrospective adoption, where the standard is applied to all periods presented, or modified retrospective adoption where the standard is applied only to the most current period presented in the financial statements.  Early adoption is not permitted.  Catalent is currently evaluating the impact of this standard on the Company's consolidated results of operations and financial position.
2.    GOODWILL
The following table summarizes the changes between June 30, 2014 and September 30, 2014 in the carrying amount of goodwill in total and by reporting segment:

(Dollars in millions)	Oral Technologies	Medication Delivery Solutions	Development & Clinical Services	Total
Balance at June 30, 2014 (1)	$891.8	$—	$205.3	$1,097.1
Additions/(impairments)	—	—	—	—
Foreign currency translation adjustments	(32.0)	—	(7.2)	(39.2)
Balance at September 30, 2014	$859.8	$—	$198.1	$1,057.9

(1)	The opening balance is reflective of historical impairment charges related to the Medication Delivery Solutions segment of approximately $158.0 million.
No goodwill impairment charges were required during the current or comparable prior year period. When required, impairment charges are recorded within the consolidated statements of operations as impairment charges and (gain)/loss on sale of assets.

3.	DEFINITE LIVED LONG-LIVED ASSETS
The Company’s definite lived long-lived assets include property, plant and equipment as well as other intangible assets with definite lives. Refer to Note 17 Supplemental Balance Sheet Information for details related to property, plant and equipment.
The details of other intangible assets subject to amortization as of September 30, 2014 and June 30, 2014, are as follows:

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
September 30, 2014
Amortized intangibles:
Core technology	19 years	$169.5	$(53.5)	$116.0
Customer relationships	14 years	229.0	(70.4)	158.6
Product relationships	12 years	230.0	(143.7)	86.3
Total intangible assets		$628.5	$(267.6)	$360.9

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2014
Amortized intangibles:
Core technology	20 years	$150.2	$(53.3)	$96.9
Customer relationships	14 years	234.6	(68.0)	166.6
Product relationships	12 years	237.6	(143.5)	94.1
Total intangible assets		$622.4	$(264.8)	$357.6
Amortization expense was $11.3 million and $10.3 million for the three months ended September 30, 2014 and September 30, 2013, respectively. Future amortization expense is estimated to be:

(Dollars in millions)	Remainder Fiscal 2015	2016	2017	2018	2019	2020
Amortization expense	$33.7	$44.9	$44.3	$44.2	$38.6	$23.3
There were no impairments of intangible assets recorded in the current or prior period.

4.	LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS
Long-term obligations and other short-term borrowings consist of the following at September 30, 2014 and June 30, 2014:

(Dollars in millions)	Maturity	September 30, 2014	June 30, 2014
Senior Secured Credit Facilities
Term loan facility dollar-denominated	May 2021	1,381.0	1,383.9
Term loan facility euro-denominated	May 2021	315.6	338.6
9 3/4 % Senior Subordinated euro-denominated Notes	April 2017	—	293.9
7 7/8 % Senior Notes	October 2018	—	348.7
Senior Unsecured Term Loan Facility	December 2017	40.4	274.3
$200.0 million Revolving Credit Facility	May 2019	—	—
Capital lease obligations	2015 to 2032	61.2	64.0
Other obligations	2015 to 2018	18.5	7.2
Total		1,816.7	2,710.6
Less: Current portion of long-term obligations and other short-term borrowings		36.4	25.2
Long-term obligations, less current portion		$1,780.3	$2,685.4

Redemption of Notes and Unsecured Term Loan Prepayment
On July 29, 2014, Operating Company provided notice of its election to redeem all of the $350.0 million aggregate principal amount outstanding of the Senior Notes. The Senior Notes were redeemed on August 28, 2014 at a redemption price of 101.5% of their principal amount plus accrued and unpaid interest. The redemption was funded with proceeds from the IPO. In connection with the redemption the Company recorded $5.3 million in expense related to the call premium and expensed $5.9 million of unamortized debt discount and deferred financing costs, both in other (income) / expense, net in the consolidated statements of operations.
On August 5, 2014, Operating Company provided notice of its election to redeem all of the €225.0 million aggregate principal amount outstanding of the Senior Subordinated Notes. The Senior Subordinated Notes were redeemed on September 4, 2014 at a redemption price of 101.625% of their principal amount plus accrued and unpaid interest. The redemption was funded with proceeds from the IPO. In connection with the redemption the Company recorded $4.5 million in expense related to the call premium and expensed $4.0 million of unamortized debt discount and deferred financing costs, both in other (income) / expense, net in the consolidated statements of operations.
On August 6, 2014, the Company paid $114.5 million of the outstanding borrowings under the unsecured term loans with proceeds from the IPO. On September 12, 2014, the Company repaid $120.0 million of the outstanding borrowings under the unsecured term loans with proceeds from the additional shares purchased by the representatives of the underwriters in connection with the IPO. In connection with the debt payments, the Company expensed $0.9 million of unamortized debt discount and deferred financing costs in other (income) / expense, net in the consolidated statements of operations.
Debt Covenants
The Credit Agreement and the senior unsecured term loan facility contain a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s (and the Company’s restricted subsidiaries’) ability to incur additional indebtedness or issue certain preferred shares; create liens on assets; engage in mergers and consolidations; sell assets; pay dividends and distributions or repurchase capital stock; repay subordinated indebtedness; engage in certain transactions with affiliates; make investments, loans or advances; make certain acquisitions; and in the case of the Company’s Credit Agreement, enter into sale and leaseback transactions, amend material agreements governing the Company’s subordinated indebtedness and change the Company’s lines of business.
The Credit Agreement and the senior unsecured term loan facility also contain change of control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a Net Leverage covenant when there is a 30% or more draw outstanding at a period end. As of September 30, 2014, the Company was in material compliance with all covenants related to its long-term obligations.

5.	EARNINGS PER SHARE
The reconciliations between basic and diluted earnings per share attributable to Catalent common shareholders for the three months ended September 30, 2014 and 2013 are as follows (in millions, except per share data):

	Three months ended September 30,
(Dollars in millions)	2014	2013
Earnings / (loss) from continuing operations less net income / (loss) attributable to noncontrolling interest	$(19.9)	$1.9
Earnings / (loss) from discontinued operations	0.4	(0.4)
Net earnings / (loss) attributable to Catalent	$(19.5)	$1.5

Weighted average shares outstanding	105,535,385	75,015,223
Dilutive securities issuable-stock plans	—	1,034,605
Total weighted average diluted shares outstanding	105,535,385	76,049,828

Basic earnings per share of common stock:
Earnings / (loss) from continuing operations	$(0.19)	$0.03
Earnings / (loss) from discontinued operations	0.01	(0.01)
Net earnings / (loss) attributable to Catalent	$(0.18)	$0.02

Diluted earnings per share of common stock-assuming dilution:
Earnings / (loss) from continuing operations	$(0.19)	$0.02
Earnings / (loss) from discontinued operations	0.01	—
Net earnings / (loss) attributable to Catalent	$(0.18)	$0.02
The computation of diluted earnings per share for the three months ended September 30, 2014 excludes the maximum effect of the potential common shares issuable under the employee stock option plan of approximately 6.8 million shares, and excludes restricted share awards of 1.4 million shares, because the Company had a net loss for the period and the effect would therefore be anti-dilutive. The computation of diluted earnings per share for September 30, 2013 excludes the effect of potential shares issuable under the employee stock option plan of 2.4 million shares, because the vesting provisions of those awards specify performance or market-based conditions that had not been met as of the period end.

6.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Risk Management Objective of Using Derivatives
The Company is exposed to fluctuations in the applicable exchange rate on its investments in foreign operations. While the Company does not actively hedge against changes in foreign currency, the Company has mitigated the exposure of its investments in its European operations by denominating a portion of its debt in euros. At September 30, 2014, the Company had euro-denominated debt outstanding of $315.6 million that qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the effective portion of the translation gains or losses are reported in accumulated other comprehensive income/(loss) as part of the cumulative translation adjustment. For the three months ended September 30, 2014, the Company recorded an unrealized foreign exchange gain of $10.8 million within cumulative translation adjustment. For the three months ended September 30, 2013, the Company recorded an unrealized foreign exchange loss of $11.4 million within cumulative translation adjustment. The net accumulated gain of this net investment as of September 30, 2014 included within other comprehensive income/(loss) was approximately $60.2 million.
For the three months ended September 30, 2014, the Company recognized an unrealized foreign exchange gain of $21.3 million in the consolidated statement of operations related to a portion of its euro-denominated debt not designated as a net investment hedge. For the three months ended September 30, 2013, the Company recorded an unrealized foreign exchange loss of $7.6 million.
Amounts are reclassified out of accumulated other comprehensive income/(loss) into earnings when the entity to which the gains and losses reside is either sold or substantially liquidated.

7.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS
ASC 820 Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 defines fair value as the exit price that would be received to sell an asset or paid to transfer a liability. Fair value is a market-based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability. Valuation techniques used to measure fair value should maximize the use of observable inputs and minimize the use of unobservable inputs. To measure fair value, the Company uses the following fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable:
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
Fair value under ASC 820 is principally applied to financial assets and liabilities, which, for Catalent, primarily include investments in money market funds and contingent consideration. The Company is not required to apply all the provisions of ASC 820 to the nonfinancial assets and nonfinancial liabilities. There was no change from the previously reported classification of financial assets and liabilities included in its financial statements.
The following table provides a summary of financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value Measurements using:
(Dollars in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$4.1	$4.1	$—	$—
The following table provides a summary of financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2014, aggregated by the level in the fair value hierarchy in which those measurements fall:

		Fair Value Measurements using:
(Dollars in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$1.4	$1.4	$—	$—

Liabilities
Contingent consideration	$0.9	$—	$—	$0.9
Cash Equivalents
The fair value of cash equivalents is estimated on the quoted market price of the investments. The carrying amounts of the Company’s cash equivalents approximate their fair value due to the short-term maturity of these instruments.
Contingent Consideration
The fair value of the contingent consideration, which is considered a Level 3 liability, is based on a discounted cash flow model to estimate the potential payout related to the arrangement.

Long-Term Obligations
The estimated fair value of long-term debt, which is considered a Level 2 liability, is based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities and considers collateral, if any.
The carrying amounts and the estimated fair values of financial instruments as of September 30, 2014 and June 30, 2014, are as follows:

	September 30, 2014		June 30, 2014
(Dollars in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt and other	$1,816.7	$1,839.3	$2,710.6	$2,680.2

8.	INCOME TAXES
The Company accounts for income taxes in accordance with the provision of ASC 740 Income Taxes. Generally, fluctuations in the effective tax rate are primarily due to changes in U.S. and non-U.S. pretax income resulting from the Company’s business mix and changes in the tax impact of special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Such discrete items include, but are not limited to, changes in foreign statutory tax rates, the amortization of certain assets and the tax impact of changes in its ASC 740 unrecognized tax benefit reserves. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Germany, France, and the United Kingdom. The Company is no longer subject to non-U.S. income tax examinations for years prior to 2005. Under the terms of the purchase agreement related to the 2007 acquisition, the Company is indemnified by its former owner for tax liabilities that may arise in the future that relate to tax periods prior to April 10, 2007. The indemnification agreement includes, among other taxes, any and all federal, state and international income-based taxes as well as related interest and penalties. As of September 30, 2014 and June 30, 2014, approximately $2.3 million and $2.4 million, respectively, of unrecognized tax benefit is subject to indemnification by the Company's former owner.
ASC 740 includes guidance on the accounting for uncertainty in income taxes recognized in the financial statements. This standard also provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeal or litigation process, based on the technical merits. As of September 30, 2014, the Company had a total of $56.4 million of unrecognized tax benefits. A reconciliation of its reserves for uncertain tax positions, excluding accrued interest and penalties, for September 30, 2014 is as follows:

(Dollars in millions)
Balance at June 30, 2014	$60.6
Reductions based on tax positions related to the current year	(1.8)
Reductions for tax positions of prior years	(2.4)
Balance at September 30, 2014	$56.4
As of September 30, 2014 and June 30, 2014, the Company had a total of $61.7 million and $65.7 million, respectively, of uncertain tax positions (including accrued interest and penalties). As of these dates, $41.0 million and $41.4 million, respectively, represent the amount of unrecognized tax benefits, which, if recognized, would favorably affect the effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of September 30, 2014 and June 30, 2014, the Company has approximately $5.4 million and $5.1 million, respectively, of accrued interest and penalties related to uncertain tax positions. As of these dates, the portion of such interest and penalties subject to indemnification by its former owner is $2.0 million and $2.0 million, respectively.

9.	EMPLOYEE RETIREMENT BENEFIT PLANS
Components of the Company’s net periodic benefit costs are as follows:

	Three Months Ended September 30,
(Dollars in millions)	2014	2013
Components of net periodic benefit cost:
Service cost	$0.7	$0.7
Interest cost	3.1	3.0
Expected return on plan assets	(2.8)	(2.5)
Amortization (1)	0.5	0.3
Net amount recognized	$1.5	$1.5

(1)	Amount represents the amortization of unrecognized actuarial gains/(losses).
The Company has recorded $39.6 million in obligations related to its withdrawal from a multi-employer pension plan related to a former commercial packaging site, a clinical services site and a former printed components operation. The estimated discounted value of the projected contributions related to these plans is $39.6 million as of September 30, 2014 and $39.6 million as of June 30, 2014. The annual cash impact associated with the Company's long-term obligation approximates $1.7 million per year. Refer to Note 15 to the Consolidated Financial Statements for further discussion.

10.	RELATED PARTY TRANSACTIONS
Advisor Transaction and Management Fees
The Company entered into a transaction and advisory fee agreement with affiliates of Blackstone and certain other investors in BHP PTS Holdings L.L.C. (the “Investors”), the investment entity controlled by affiliates of Blackstone that was formed in connection with the Investors' investment in Catalent. The Company historically paid an annual sponsor advisory fee to Blackstone and the Investors for certain monitoring, advisory and consulting services to the Company prior to the IPO. For the three months ended September 30, 2014 and September 30, 2013, this management fee was approximately $0 and $3.2 million, respectively. This fee was recorded as expense within selling, general and administrative expenses in the Consolidated Statements of Operations. In connection with the IPO, the Company paid the Investors an advisory agreement termination fee of $29.8 million in August 2014 recorded within other (income)/expense, net line item in the consolidated statements of operations.

11.	EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Description of Capital Stock and Initial Public Offering
The Company is authorized to issue 1,000,000,000 shares of common stock, with a par value of $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. In accordance with the Company's amended and restated certificate of incorporation, each share of common stock shall have one vote, and the common stock shall vote together as a single class. In July 2014, the Company’s board of directors and holders of the requisite number of outstanding shares of its capital stock have approved an amendment to the Company’s amended and restated certificate of incorporation to effect a 70-for-1 stock split. The stock split became effective on July 17, 2014 upon the filing with the Delaware Secretary of State of an amendment to the Company's amended and restated certificate of incorporation. Refer to Note 1 to the Consolidated Financial Statements for further discussion.

On August 5, 2014, the Company completed an IPO of 42.5 million shares of its common stock for an initial price of $20.50 per share for total proceeds, before underwriting discounts and commissions and other offering expenses of approximately $871.3 million and proceeds net of underwriters discount and commissions of approximately $828.0 million. The shares offered and sold in the IPO were registered under the Securities Act pursuant to the Company's Registration Statement on Form S-1 (File No. 333-193542), which was declared effective by the SEC on July 30, 2014. The Company's common stock began trading on the New York Stock Exchange under the symbol "CTLT" as of July 31, 2014. On September 9, 2014, Morgan Stanley and J.P. Morgan, as representatives of the underwriters of Catalent’s IPO of its common stock, purchased an additional 6.4 million shares of Catalent’s common stock from Catalent at the IPO price of $20.50 per share less the underwriting discount for net proceeds of approximately $124.2 million pursuant to an option granted to the underwriters at the time of the IPO.

Accumulated other comprehensive income/(loss)
The components of the changes in the cumulative translation adjustment and minimum pension liability for the three months ended September 30, 2014 and September 30, 2013 are presented below.

	Three Months Ended September 30,
(Dollars in millions)	2014	2013
Foreign currency translation adjustments:
Net investment hedge	$10.8	$(11.4)
Long term intercompany loans	(9.6)	12.2
Translation adjustments	(55.4)	19.6
Total foreign currency translation adjustment, pre tax	(54.2)	20.4
Tax expense/(benefit)	(0.4)	—
Total foreign currency translation adjustment, net of tax	$(53.8)	$20.4

Net change in minimum pension liability
Net gain/(loss) recognized during the period	0.5	0.3
Total pension, pretax	0.5	0.3
Tax expense/(benefit)	(0.1)	(0.1)
Net change in minimum pension liability, net of tax	$0.4	$0.2
Changes in Accumulated Other Comprehensive Income/(Loss) by Component
For the three months ended September 30, 2014 the changes in accumulated other comprehensive income net of tax by component are as follows:

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Other Post-Retirement Adjustments	Deferred Compensation	Total
Balance at June 30, 2014	$14.0	$(41.4)	$3.2	$(24.2)
Other comprehensive income/(loss) before reclassifications	(53.8)	—	(0.2)	(54.0)
Amounts reclassified from accumulated other comprehensive income	—	0.4	—	0.4
Net current period other comprehensive income (loss)	(53.8)	0.4	(0.2)	(53.6)
Balance at September 30, 2014	$(39.8)	$(41.0)	$3.0	$(77.8)

For the three months ended September 30, 2014, the Company reclassified $0.4 million of actuarial losses (net of tax benefit of $0.1 million) related to its defined benefit pension and other post-retirement benefit plans from accumulated other comprehensive income into selling, general and administrative expenses.

12.	EQUITY-BASED COMPENSATION
2007 Stock Incentive Plan
The Company’s stock-based compensation is comprised of stock options and restricted stock units. Awards issued under the 2007 PTS Holdings Corp. Stock Incentive Plan, as amended (the “2007 Plan”) were generally issued for the purpose of retaining key employees and directors. The Company has adopted two forms of non-qualified stock option agreements (the “Form Option Agreement”) for awards granted under the 2007 Plan. Under the Company's Form Option Agreement adopted in 2009, a portion of the stock option awards vest in equal annual installments over a five-year period contingent solely upon the participant’s continued employment with the Company, or one of its subsidiaries, another portion of the stock option awards will vest over a specified performance period upon achievement of pre-determined operating performance targets over time and the remaining portion of the stock option awards will vest upon realization of certain internal rates of return or multiple of investment goals. Under the Company's other Form Option Agreement, adopted in 2013, a portion of the stock option awards will vest over a specified performance period upon achievement of pre-determined operating performance targets over time while the other portion of the stock option awards will vest upon realization of a specified multiple of investment goal. The

Form Option Agreements include certain forfeiture provisions upon a participant’s separation from service with the Company. Following the IPO, the Company decided not to grant any further award under the 2007 Plan; however, all outstanding awards granted prior to the IPO remained outstanding in accordance with the terms of the 2007 Plan.
2014 Omnibus Incentive Plan
In connection with the IPO, the Company's Board of Directors adopted the 2014 Omnibus Incentive Plan effective July 30, 2014. The 2014 Plan provides certain members of management, employees and directors of the Company and its subsidiaries with various incentives, including grants of stock options and restricted stock units. A maximum of 6,700,000 shares of common stock may be issued under this plan.
Restricted stock units under the 2014 Plan may be granted to members of management and directors. At the IPO, the Company granted to members of management restricted stock units that had certain performance-related vesting requirements ("performance stock units"). These performance stock units had a grant date fair value of $14.7 million, which represents approximately 692,000 shares of common stock. Under the 2014 Plan, the performance share units will vest based on achieving Company financial performance metrics established at the outset of each three-year performance period. The metrics are a mix of cumulative revenue growth and cumulative EBITDA growth targets. The performance share units vest following the end of the three-year performance period based on achievement of the targets. The restricted stock awards will vest on the third anniversary of the date of grant subject to the participant's continued employment with the Company.
Stock options were also granted as part of the IPO under the 2014 Plan for selected executives of the Company with an aggregate intrinsic value of $2.3 million, which represents approximately 509,000 shares of common stock. Each stock option vests in equal annual installments over a four-year period from the date of grant, contingent solely upon the participant's continued employment with the Company.
The Company recognized equity-based compensation expense of $1.5 million and $1.2 million for the three months ended September 30, 2014 and September 30, 2013, respectively.

13.	OTHER (INCOME) / EXPENSE, NET
The components of Other (Income) / Expense for the three months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,
(Dollars in millions)	2014	2013
Other (Income) / Expense
Debt extinguishment costs	$20.6	$0.1
Gain on acquisition (1)	(7.0)	—
Sponsor advisory agreement termination fee (2)	29.8	—
Foreign currency (gains) and losses	(3.1)	(1.0)
Other	1.0	$(0.1)
Total Other (Income) / Expense	$41.3	$(1.0)

(1)	The Company completed a product acquisition in July 2014 that was accounted for as a business combination and resulted in a non-cash bargain purchase gain of $7.0 million.

(2)	The Company paid a sponsor advisory agreement termination fee of $29.8 million in connection with our IPO.

14.	REDEEMABLE NONCONTROLLING INTEREST
In July 2013, the Company acquired a 67% controlling interest in a softgel manufacturing facility located in Haining, China. The noncontrolling interest shareholders have the right to jointly sell the remaining 33% interest to Catalent during the 30-day period following the third anniversary of closing for a price based on the greater of (1) an amount that would provide the noncontrolling interest shareholders a return on their investment of a predetermined amount per annum on their pro rata share of the initial valuation or (2) a multiple of the sum of the target's earnings before interest, taxes, depreciation and amortization and amortization less net debt for the four quarters immediately preceding such sale. Noncontrolling interest with redemption features, such as the arrangement described above, that are not solely within the Company's control are considered redeemable noncontrolling interests, which is considered temporary equity and is therefore reported outside of permanent equity on the Company's consolidated balance sheet at the greater of the initial carrying amount adjusted for the noncontrolling interest's share of net income/(loss) or its redemption value. As of September 30, 2014, the redemption value of the redeemable noncontrolling interest approximated the carrying value.

15.	COMMITMENTS AND CONTINGENCIES
As previously disclosed with regard to the Company’s participation in a multi-employer pension plan, the Company notified the plan trustees of its withdrawal from such plan in fiscal 2012. The withdrawal from the plan resulted in the recognition of liabilities associated with the Company’s long-term obligations in both the prior and current year periods, which were primarily recorded as an expense within discontinued operations. The actuarial review process, which is administered by the plan trustees, is ongoing and the Company awaits final determination as to the Company’s ultimate liability. The annual cash impact associated with the Company's long-term obligation approximates $1.7 million per year. Refer to Note 9 to the Consolidated Financial Statements for further discussion.

Beginning in November 2006, the Company, along with several pharmaceutical companies, has been named in approximately 380 civil lawsuits filed by individuals allegedly injured by their use of the prescription acne medication Amnesteem®, a branded generic form of isotretinoin, and in some instances of isotretinoin products made and/or sold by other firms as well. All of these lawsuits have been dismissed or settled.
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

The following tables include net revenue and Segment EBITDA during the three months ended September 30, 2014 and September 30, 2013:

	Three Months Ended September 30,
(Dollars in millions)	2014	2013
Oral Technologies
Net revenue	$261.1	$258.9
Segment EBITDA	57.7	60.4
Medication Delivery Solutions
Net revenue	56.9	56.5
Segment EBITDA	9.9	8.2
Development and Clinical Services
Net revenue	103.1	101.0
Segment EBITDA	21.4	15.7
Inter-segment revenue elimination	(2.8)	(2.1)
Unallocated Costs (1)	(52.4)	(11.6)
Combined Totals:
Net revenue	$418.3	$414.3

EBITDA from continuing operations	$36.6	$72.7

(1)
Unallocated costs include restructuring and special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended September 30,
(Dollars in millions)	2014	2013
Equity compensation	$(1.5)	$(1.2)
Restructuring and other special items (2)	(4.5)	(6.7)
Sponsor advisory fee	—	(3.2)
Noncontrolling interest	0.4	0.1
Other income/(expense), net (3)	(41.3)	1.0
Non-allocated corporate costs, net	(5.5)	(1.6)
Total unallocated costs	$(52.4)	$(11.6)

(2)	Segment results do not include restructuring and certain acquisition-related costs.

(3)
Amounts primarily relate to the expense associated with the termination of the sponsor advisory services agreement of $29.8 million in connection with the IPO, expenses related to financing transactions of $20.6 million, and acquisition-related gain of $7.0 million, all during the current year; and foreign currency translation gains and losses during all periods presented.

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations:

	Three Months Ended September 30,
(Dollars in millions)	2014	2013
Earnings/(loss) from continuing operations	$(20.3)	$1.8
Depreciation and amortization	35.0	36.5
Interest expense, net	35.5	40.9
Income tax (benefit)/expense	(14.0)	(6.6)
Noncontrolling interest	0.4	0.1
EBITDA from continuing operations	$36.6	$72.7
The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the Consolidated Financial Statements:

(Dollars in millions)	September 30, 2014	June 30, 2014
Assets
Oral Technologies	$2,505.3	$2,585.6
Medication Delivery Solutions	291.4	292.8
Development and Clinical Services	642.2	672.1
Corporate and eliminations	(487.6)	(460.3)
Total assets	$2,951.3	$3,090.2

17.	SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplementary balance sheet information at September 30, 2014 and June 30, 2014 is detailed in the following tables.
Inventories
Work-in-process and finished goods inventories include raw materials, labor, and overhead. Total inventories consist of the following:

(Dollars in millions)	September 30, 2014	June 30, 2014
Raw materials and supplies	$86.8	$84.1
Work-in-process	25.6	23.8
Finished goods	41.9	39.8
Total inventories, gross	154.3	147.7
Inventory reserve	(11.9)	(12.9)
Inventories	$142.4	$134.8

Prepaid expenses and other
Prepaid expenses and other current assets consist of the following:

(Dollars in millions)	September 30, 2014	June 30, 2014
Prepaid expenses	$25.2	$16.6
Spare parts supplies	12.1	12.5
Deferred taxes	11.8	12.7
Other current assets	32.2	32.8
Prepaid expenses and other	$81.3	$74.6
Property, plant, and equipment, net
Property, plant, and equipment, net consist of the following:

(Dollars in millions)	September 30, 2014	June 30, 2014
Land, buildings, and improvements	$603.3	$619.0
Machinery, equipment, and capitalized software	674.0	683.6
Furniture and fixtures	8.8	8.1
Construction in progress	121.0	110.9
Property, plant, and equipment, at cost	1,407.1	1,421.6
Accumulated depreciation	(553.8)	(548.6)
Property, plant, and equipment, net	$853.3	$873.0
Other assets
Other assets consist of the following:

(Dollars in millions)	September 30, 2014	June 30, 2014
Deferred long term debt financing costs	$9.9	$19.7
Other	25.8	29.0
Total other assets	$35.7	$48.7
Other accrued liabilities
Other accrued liabilities consist of the following:

(Dollars in millions)	September 30, 2014	June 30, 2014
Accrued employee-related expenses	$79.2	$86.7
Restructuring accrual	6.4	10.3
Deferred income tax	0.9	1.0
Accrued interest	0.5	12.2
Deferred revenue and fees	40.1	47.1
Accrued income tax	42.5	61.5
Other accrued liabilities and expenses	54.9	60.9
Other accrued liabilities	$224.5	$279.7

18.    SUBSEQUENT EVENTS

In November 2014, the Company acquired 100% of the shares of a company specializing in particle size reduction (micronization), milling and analytical contract services on a global basis. The acquired business is based in the U.S. and the U.K. The acquired business will be included in the Development and Clinical Services segment.
In October 2014, the Company acquired the remaining shares of Redwood Bioscience Inc., and the SMARTagAntibody-Drug Conjugate (ADC) technology platform. The acquired business is based in the U.S. and will be included in the Oral Technologies segment.
The purchase price and financial results of the aforementioned acquired businesses are not material to the Company’s consolidated financial statements individually or in the aggregate.
In the preparation of its consolidated financial statements, the Company completed an evaluation of the impact of subsequent events and determined there was no other subsequent event requiring disclosure in or adjustment to these financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

We are the leading global provider of advanced delivery technologies and development solutions for drugs, biologics and consumer health products. Our oral, injectable, and respiratory delivery technologies address the full diversity of the pharmaceutical industry, including small molecules, large molecule biologics and consumer health products. Through our extensive capabilities and deep expertise in product development, we help our customers take products to market faster, including nearly half of new drug products approved by the U.S. Food and Drug Administration in the last decade. Our advanced delivery technology platforms, broad and deep intellectual property, and proven formulation, manufacturing and regulatory expertise enable our customers to develop more products and better treatments. Across both development and delivery, our commitment to reliably supply our customers’ needs is the foundation for the value we provide; annually, we produce more than 70 billion doses for nearly 7,000 customer products. We believe that through our investments in growth-enabling capacity and capabilities, our ongoing focus on operational and quality excellence, the sales of existing customer products, the introduction of new customer products, our patents and innovation activities, and our entry into new markets, we will continue to benefit from attractive and differentiated margins, and realize the growth potential from these areas.
For financial reporting purposes, we present three distinct financial reporting segments based on criteria established by generally accepted accounting principles in the United States ("GAAP"): Oral Technologies, Medication Delivery Solutions and Development & Clinical Services. The Oral Technologies segment includes the Softgel Technologies and Modified Release Technologies businesses.
Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with GAAP. These standards require management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, allowance for doubtful accounts, inventory and long-lived asset valuation, goodwill and other intangible asset impairment, income taxes, derivative financial instruments, self-insurance accruals, loss contingencies and restructuring charge reserves. Actual amounts may differ from these estimated amounts.
There was no material change to our critical accounting policies or in the underlying accounting assumptions and estimates from those described in our fiscal year 2014 Annual Report on Form 10-K, other than recently adopted accounting principles, none of which had a material impact.
Key Performance Metrics
Use of EBITDA from continuing operations and Adjusted EBITDA
Management measures operating performance based on consolidated earnings from continuing operations before interest expense, expense/(benefit) for income taxes and depreciation and amortization and is adjusted for the income or loss attributable to noncontrolling interest (“EBITDA from continuing operations”). EBITDA from continuing operations is not defined under GAAP and is not a measure of operating income, operating performance or liquidity presented in accordance with GAAP and is subject to important limitations.
We believe that the presentation of EBITDA from continuing operations enhances an investor’s understanding of our financial performance. We believe this measure is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business and use this measure for business planning purposes. In addition, given the significant investments that we have made in the past in property, plant and equipment, depreciation and amortization expenses represent a meaningful portion of our cost structure. We believe that EBITDA from continuing operations will provide investors with a useful tool for assessing the comparability between periods of our ability to generate cash from operations sufficient to pay taxes, to service debt and to undertake capital expenditures because it eliminates depreciation and amortization expense. We present EBITDA from continuing operations in order to provide supplemental information that we consider relevant for the readers of our consolidated financial statements, and such information is not meant to replace or supersede GAAP measures. Our definition of EBITDA from continuing operations may not be the same as similarly titled measures used by other companies.
In addition, we evaluate the performance of our segments based on segment earnings before noncontrolling interest, other (income)/expense, impairments, restructuring costs, interest expense, income tax expense/(benefit), and depreciation and amortization (“Segment EBITDA”).

Under the senior credit agreement (the "Secured Credit Agreement") and the credit agreement governing the senior unsecured term loan facility, our ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments and paying certain dividends is tied to ratios based on Adjusted EBITDA (which is defined as “EBITDA” in the indentures and the credit agreement governing the senior unsecured term loan facility). Adjusted EBITDA is based on the definitions in our indentures and the credit agreement governing the senior unsecured term loan facility, is not defined under GAAP, and is subject to important limitations. We have included the calculations of Adjusted EBITDA for the periods presented. Adjusted EBITDA is the covenant compliance measure used in certain covenants under the indentures governing our notes and the credit agreement governing the senior unsecured term loan facility, particularly those governing debt incurrence and restricted payments. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.
The most directly comparable GAAP measure to EBITDA from continuing operations and Adjusted EBITDA is earnings/(loss) from continuing operations. Included in this report is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations and to Adjusted EBITDA.
Use of Constant Currency
As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a constant currency basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a constant currency basis as one measure to evaluate our performance. In this Quarterly Report on Form 10-Q, we compute constant currency by calculating current-year results using prior-year foreign currency exchange rates. We generally refer to such amounts calculated on a constant currency basis as excluding the impact of foreign exchange. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with GAAP.
Non-GAAP Measures
Organic revenue is a useful measure calculated by the company to explain the underlying results and trends in the business. Organic revenue is a measure used to show current year sales from existing operations and includes joint ventures and revenue from product participation related activities entered into within the year.  Organic revenue excludes the impact of foreign currency, acquisitions of operating or legal entities and divestitures.

Results of Operations
Three Months Ended September 30, 2014 compared to the Three Months Ended September 30, 2013

	Three Months Ended September 30,		FX impact (unfavorable) / favorable	Constant Currency Increase/(Decrease)
(Dollars in millions)	2014	2013		Change $	Change %
Net revenue	$418.3	$414.3	$(0.9)	$4.9	1%
Cost of products sold	293.0	295.1	0.4	(2.5)	(1)%
Gross margin	125.3	119.2	(1.3)	7.4	6%
Selling, general and administrative expenses	81.4	81.1	0.1	0.2	*
Restructuring and other	1.4	3.0	0.1	(1.7)	(57)%
Operating earnings/(loss)	42.5	35.1	(1.5)	8.9	25%
Interest expense, net	35.5	40.9	0.3	(5.7)	(14)%
Other (income)/expense, net	41.3	(1.0)	(0.6)	42.9	*
Earnings/(loss) from continuing operations before income taxes	(34.3)	(4.8)	(1.2)	(28.3)	*
Income tax expense/(benefit)	(14.0)	(6.6)	(0.6)	(6.8)	*
Earnings/(loss) from continuing operations	(20.3)	1.8	(0.6)	(21.5)	*
Net earnings/(loss) from discontinued operations, net of tax	0.4	(0.4)	—	0.8	*
Net earnings/(loss)	(19.9)	1.4	(0.6)	(20.7)	*
Less: Net earnings/(loss) attributable to noncontrolling interest, net of tax	(0.4)	(0.1)	—	(0.3)	*
Net earnings/(loss) attributable to Catalent	$(19.5)	$1.5	$(0.6)	$(20.4)	*
 *Percentage not meaningful
Net Revenue
Net revenue increased by $4.9 million, or 1%, as compared to the three months ended September 30, 2013, excluding the impact of foreign exchange. The increase in net revenue was primarily due to increased sales within our modified release technologies business included in our Oral Technologies segment and increased demand for analytical services operations within our Development and Clinical Services segment. These revenue increases were partially offset by lower end market demand for certain products using our softgel offering within Oral Technologies and lower revenue from clinical services within Development and Clinical Services.
Gross Margin
Gross margin increased by $7.4 million, or 6%, as compared to the three months ended September 30, 2013, excluding the impact of foreign exchange. The increase in gross margin was primarily due to increased sales within our modified release technologies business included in our Oral Technologies segment and a favorable shift in revenue mix within our Development and Clinical Services segment, partially offset by decreased demand for our softgel offering within Oral Technologies segment.
Selling, General and Administrative Expense
Selling, general and administrative expenses were comparable to the three months ended September 30, 2013, excluding the impact of foreign exchange. The impact of increased employee compensation costs, which were a result of inflationary increases, was offset by a reduction in expense due to the elimination of the recurring sponsor advisory fee agreement as a result of our IPO during the period.

Restructuring and Other
Restructuring and other charges of $1.4 million for the three months ended September 30, 2014 decreased by $1.6 million, or 53%, compared to the three months ended September 30, 2013. The prior period charges included restructuring initiatives across several of our operations which were enacted to improve cost efficiency, including the consolidation of our Allendale clinical services operation into our Philadelphia clinical services center of excellence and employee-related severance expenses during the three months ended September 30, 2013. The three months ended September 30, 2014 included restructuring activities enacted to improve cost efficiency primarily related to employee severance expenses.
Interest Expense, net
Interest expense, net of $35.5 million for the three months ended September 30, 2014 decreased by $5.4 million, or 13%, compared to the three months ended September 30, 2013, primarily driven by lower levels of outstanding debt as compared the comparable period in the prior year. During the quarter the Company redeemed $350 million of Senior Notes and $275 million of Senior Subordinated Notes on August 28, 2014 and September 4, 2014, respectively. In addition, the Company reduced an aggregate of $234.5 million of outstanding borrowings under the unsecured term loan during the quarter. The funds utilized to reduce our debt level were generated by proceeds from our IPO which was completed during the quarter.
Other (Income)/Expense, net
Other expense of $41.3 million for the three months ended September 30, 2014 increased from other income of $1.0 million in the three months ended September 30, 2013. The increase was primarily driven by a sponsor advisory agreement termination fee of $29.8 million which was agreed to in connection with our IPO. In addition, we incurred $20.6 million of expense associated with the early redemption of our Senior Notes and pre-payment of the unsecured term loan, of which $9.8 million was a cash expense. Offsetting these other expense items was the impact of a gain on acquisition of $7.0 million, related to a business combination completed in the period and a net $3.1 million of gains associated with foreign exchange.
Provision/(Benefit) for Income Taxes
Our Provision / (Benefit) for income taxes for the three months ended September 30, 2014 was $14.0 million relative to losses before income taxes of $34.3 million. Our benefit for income taxes for the three months ended September 30, 2013 was $6.6 million relative to losses before income taxes of $4.8 million. The income tax benefit for the current period is not comparable to the same period of the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Our effective tax rate at September 30, 2014 reflects benefits derived from operations outside the United States, which are generally taxed at lower rates than the U.S. statutory rate of 35%.

Segment Review
The Company’s results on a segment basis for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 were as follows:

	Three Months Ended September 30,		FX impact (unfavorable) / favorable	Constant Currency Increase/(Decrease)
(Dollars in millions)	2014	2013		Change $	Change %
Oral Technologies
Net revenue	$261.1	$258.9	$(3.7)	$5.9	2%
Segment EBITDA	57.7	60.4	(1.8)	(0.9)	(1)%
Medication Delivery Solutions
Net revenue	56.9	56.5	—	0.4	1%
Segment EBITDA	9.9	8.2	(0.1)	1.8	22%
Development and Clinical Services
Net revenue	103.1	101.0	2.8	(0.7)	(1)%
Segment EBITDA	21.4	15.7	0.7	5.0	32%
Inter-segment revenue elimination	(2.8)	(2.1)	—	(0.7)	33%
Unallocated Costs (1)	(52.4)	(11.6)	0.6	(41.4)	*
Combined Total
Net revenue	$418.3	$414.3	$(0.9)	$4.9	1%

EBITDA from continuing operations	$36.6	$72.7	$(0.6)	$(35.5)	(49)%
 *    Percentage not meaningful

(1)
Unallocated costs includes equity-based compensation, certain acquisition related costs, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended September 30,
(Dollars in millions)	2014	2013
Impairment charges and gain/(loss) on sale of assets	$—	$—
Equity compensation	(1.5)	(1.2)
Restructuring and other special items (2)	(4.5)	(6.7)
Sponsor advisory fee	—	(3.2)
Noncontrolling interest	0.4	0.1
Other income/(expense), net (3)	(41.3)	1.0
Non-allocated corporate costs, net	(5.5)	(1.6)
Total unallocated costs	$(52.4)	$(11.6)

(2)	Segment results do not include restructuring and certain acquisition related costs.

(3)
Amounts primarily relate to the expense associated with the termination of the sponsor advisory services agreement of $29.8 million resulting from the initial public offering, expenses related to financing transactions of $20.6 million, acquisition related gain of $7.0 million, net, during the current year, and foreign currency translation gains and losses during all periods presented.

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations:

	Three Months Ended September 30,
(Dollars in millions)	2014	2013
Earnings/(loss) from continuing operations	$(20.3)	$1.8
Depreciation and amortization	35.0	36.5
Interest expense, net	35.5	40.9
Income tax (benefit)/expense	(14.0)	(6.6)
Noncontrolling interest	0.4	0.1
EBITDA from continuing operations	$36.6	$72.7
Oral Technologies segment

	2014 vs. 2013
Factors Contributing to Year-Over-Year Change	Three Months Ended September 30,
	Net Revenue	Segment EBITDA
Organic revenue / Segment EBITDA	1%	(2)%
Impact of acquisitions	2%	1%
Impact of divestitures / business restructuring	(1)%	—%
Constant currency change	2%	(1)%
Foreign exchange fluctuation	(1)%	(3)%
Total % Change	1%	(4)%
Oral Technologies’ net revenue increased $5.9 million, or 2%, excluding the impact of foreign exchange. The increase is primarily due to increased sales in our modified release technologies business of approximately $5 million, or 2%, as compared to the three months ended September 30, 2013. Additionally, revenue increased as a result of higher profit from product participation related activities of approximately $4 million, or 2% compared to the prior year across the Oral Technologies businesses, partially offset by lower end market demand for certain customer products using our softgel offering.
Oral Technologies' segment EBITDA decreased by $0.9 million, or 1%, as compared to the three months ended September 30, 2013, excluding the impact of foreign exchange. The decrease was primarily driven by decreased demand and unfavorable product mix in our softgel offering partially offset by increased revenues during the quarter within our modified release technologies platform.
Medication Delivery Solutions segment

	2014 vs. 2013
Factors Contributing to Year-Over-Year Change	Three Months Ended September 30,
	Net Revenue	Segment EBITDA
Organic revenue / Segment EBITDA	1%	22%
Impact of acquisitions	—%	—%
Impact of divestitures / business restructuring	—%	—%
Constant currency change	1%	22%
Foreign exchange fluctuation	—%	(1)%
Total % Change	1%	21%
Net revenue in our Medication Delivery Solutions segment increased by $0.4 million, or 1%, as compared to the three months ended September 30, 2013, excluding the impact of foreign exchange, primarily due to increased revenue generated from our biologics offerings driven by the timing of completed project milestones and increased demand for products utilizing our blow-fill-seal technology platform by approximately 7% as compared to the prior year period, partially offset by decreased demand for our injectable products at our European pre-filled syringe operations of approximately 6%.

Medication Delivery Solutions' segment EBITDA increased by $1.8 million, or 22%, as compared to the three months ended September 30, 2013, excluding the impact of foreign exchange. The increase was primarily attributable to favorable product mix shift to revenue from our biologics offerings and our blow-fill-seal technology platform.
Development and Clinical Services segment

	2014 vs. 2013
Factors Contributing to Year-Over-Year Change	Three Months Ended September 30,
	Net Revenue	Segment EBITDA
Organic revenue / Segment EBITDA	(1)%	32%
Impact of acquisitions	—%	—%
Impact of divestitures / business restructuring	—%	—%
Constant currency change	(1)%	32%
Foreign exchange fluctuation	3%	4%
Total % Change	2%	36%
Development and Clinical Services' net revenue decreased by $0.7 million, or 1%, as compared to the three months ended September 30, 2013, excluding the impact of foreign exchange, primarily driven by lower revenue from our clinical services offerings of approximately $5 million, or 5%, partially offset by growth in analytical services due to higher project volumes in the U.S. and growth of our integrated oral solids development and manufacturing capabilities of approximately $4 million, or 4%.
Development and Clinical Services' segment EBITDA increased by $5 million, or 32%, excluding the impact of foreign exchange, as compared to the three months ended September 30, 2013, primarily due to increased demand for analytical services and favorable revenue mix across the segment.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal source of liquidity has been cash flows generated from operations. The principal uses of cash are to fund planned operating and capital expenditures, interest payments on debt and any mandatory or discretionary principal payments on debt issuances. As of September 30, 2014, our financing needs were supported by $200 million of available funds under our revolving credit facility. As of September 30, 2014, the revolving credit facility is only reduced by $13.3 million of outstanding letters of credit. The revolving credit facility matures in May 2019.
Cash Flows
The following table summarizes our consolidated statement of cash flows from continuing operations:

	Three Months Ended September 30,
(Dollars in millions)	2014	2013	Change $
Net cash provided by/(used in):
Operating activities	$(40.2)	$25.7	$(65.9)
Investing activities	$(44.7)	$(26.2)	$(18.5)
Financing activities	$86.9	$(12.5)	$99.4
Operating Activities
For the three months ended September 30, 2014, cash used in operating activities was $40.2 million compared to cash provided by $25.7 million for the comparable prior year period. Cash used in operating activities decreased primarily due to lower net earnings in the current quarter primarily driven by the sponsor advisory agreement termination fee of $29.8 million paid in connection with the IPO and the acceleration of $20 million interest paid during the quarter due to the early repayment of debt. Working capital balances were also unfavorable as compared to the three months ended September 30, 2014.

Investing Activities
For the three months ended September 30, 2014, cash used in investing activities was $44.7 million compared to $26.2 million for the comparable prior year period. Acquisitions of property, plant and equipment totaled $31.2 million for the three months ended September 30, 2014 as compared to $18.8 million in the comparable prior year period. In addition, during the three months ended September 30, 2014, we expended $13.5 million for acquisition activities as compared to $8.0 million in the comparable period.
Financing Activities
For the three months ended September 30, 2014, cash provided by financing activities was $86.9 million compared to cash used in financing activities of $12.5 million for the comparable prior year period. The net proceeds raised in connection with our IPO were primarily used to fund debt payments of $863.8 million. The current period also includes $9.8 million of call premiums paid in connection with the early termination of certain debt instruments in the period. For the three months ended September 30, 2013, we decreased our net short-term borrowings by $5.8 million and repaid $6.7 million of our long-term borrowings.
Guarantees and Security
All obligations under our Secured Credit Agreement are unconditionally guaranteed by each of our existing U.S. wholly owned subsidiaries, other than our Puerto Rico subsidiaries, subject to certain exceptions.
All obligations under the Secured Credit Agreement, and the guarantees of those obligations, are secured by substantially all of the following assets of each guarantor, subject to certain exceptions:

•
a pledge of 100% of our capital stock and 100% of the equity interests directly held by us and each guarantor in any wholly-owned material subsidiary of the Company or any guarantor (which pledge, in the case of any non-U.S. subsidiary of a U.S. subsidiary, will not include more than 65% of the voting stock of a first tier non-U.S. subsidiary); and

•	a security interest in, and mortgages on, substantially all tangible and intangible assets of us and of each guarantor, subject to certain limited exceptions.
Debt Covenants
The Credit Agreement and the senior unsecured term loan facility, among other things, restrict, subject to certain exceptions, the Company’s (and the Company’s restricted subsidiaries’) ability to incur additional indebtedness or issue certain preferred shares; create liens on assets; engage in mergers and consolidations; sell assets; pay dividends and distributions or repurchase capital stock; repay subordinated indebtedness; engage in certain transactions with affiliates; make investments, loans or advances; make certain acquisitions; and in the case of the Company’s Credit Agreement, enter into sale and leaseback transactions and change the Company’s lines of business.
The Credit Agreement and the senior unsecured term loan facility also contain change of control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a Net Leverage covenant when there is a 30% or more draw outstanding at a period end. As of September 30, 2014, the Company was in compliance with all covenants related to its long-term obligations.
Subject to certain exceptions, the Credit Agreement and the senior unsecured term loan facility will permit the Company and its restricted subsidiaries to incur certain additional indebtedness, including secured indebtedness. None of the Company’s non-U.S. subsidiaries or Puerto Rico subsidiaries is a guarantor of the loans.

As of September 30, 2014 and June 30, 2014, the amounts of cash and cash equivalents held by foreign subsidiaries were $63.2 million and $53.5 million, respectively, out of the total consolidated cash and cash equivalents of $63.2 million and $74.4 million. We believe that the amount of funds held by foreign subsidiaries as of such dates not readily convertible into other foreign currencies, including U.S. dollars, was $4.0 million and $3.5 million, respectively. Based on our domestic cash flows from operations and our other sources of liquidity, we believe we have sufficient access to funds for our expected future domestic liquidity needs. Our intent is to continue to reinvest undistributed earnings of our foreign local entities and we do not currently plan to repatriate them to fund our operations in the United States. In the event we need to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences, including foreign withholding taxes or U.S. income taxes. It is not feasible to estimate the amount of U.S. tax that might be payable on the remittance of such earnings.

Historical and Adjusted EBITDA
The Company's Adjusted EBITDA for the last twelve months ended September 30, 2014 based on the definitions in the Company's indentures and the credit agreement governing the senior unsecured term loan facility is calculated as follows:

(Dollars in millions)	Twelve Months Ended September 30, 2014
Earnings/(loss) from continuing operations	$(4.2)
Interest expense, net	157.7
Income tax (benefit)/provision	42.1
Depreciation and amortization	141.4
Noncontrolling interest	1.3
EBITDA from continuing operations	338.3

Equity compensation (1)	4.8
Impairment charges and (gain)/loss on sale of assets (2)	3.2
Financing-related expenses (3)	31.5
GAAP Restructuring (4)	18.1
Acquisition, integration and other special items (5)	9.3
Foreign exchange loss (gain) (included in other, net) (6)	(5.5)
Other adjustments (7)	24.1
Sponsor advisory fee (8)	9.7
Adjusted EBITDA	$433.5

(1)	Reflects non-cash stock-based compensation expense under the provisions of ASC 718 Compensation – Stock Compensation.

(2)	Reflects non-cash asset impairment charges or gains and losses from the sale of assets not included in GAAP Restructuring and other special items discussed below.

(3)	Reflects the expenses associated with refinancing activities undertaken by us during the period.

(4)
Reflects GAAP restructuring charges, which were primarily attributable to activities which focus on various aspects of operations, including consolidating certain operations, rationalizing headcount and aligning operations in a more strategic and cost-efficient structure to optimize our business.

(5)	Primarily reflects acquisition and ongoing integration-related costs.

(6)
Foreign exchange gain of $5.5 million for the twelve months ended September 30, 2014 included $24.3 million of unrealized foreign currency exchange rate gains primarily driven by gains of $4.9 million related to inter-company loans denominated in a currency different from the functional currency of either the borrower or the lender and foreign currency exchange gains of $19.4 million driven by the ineffective portion of the net investment hedge related to the euro denominated debt. The foreign exchange adjustment was also affected by the exclusion of realized foreign currency exchange rate losses from the non-cash and cash settlement of inter-company loans of $18.8 million. Inter-company loans are between Catalent entities and do not reflect the ongoing results of the companies' trade operations.

(7)
Reflects certain other adjustments made pursuant to the definition of "EBITDA" under our indentures and credit agreements, including the sponsor advisory agreement termination fee of $29.8 million offset by a gain on acquisition of $7.0 million.

(8)
Represents amount of sponsor advisory fee. The sponsor advisory fee agreement was terminated in connection with the IPO. Refer to Note 10 to the Consolidated Financial Statements for further discussion.

Adjusted Net Income
Management also measures operating performance based on Adjusted Net Income/(loss). Adjusted Net Income/(loss) is not defined under GAAP and is not a measure of operating income, operating performance or liquidity presented in accordance with GAAP and is subject to important limitations. For example, Adjusted Net Income excludes our non-cash tax expense and does not reflect the impact on earnings resulting from certain other items.
We believe that the presentation of Adjusted Net Income/(loss) enhances an investor’s understanding of our financial performance. We believe this measure is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business and we use this measure for business planning purposes. We define Adjusted Net Income/(loss) as net earnings/(loss) adjusted for (1) earnings or loss of discontinued operations, net of tax, (2) non-cash tax expense or income, (3) amortization attributable to purchase accounting and (4) income or loss from non-controlling interest in our majority-owned operations. We also make adjustments for other cash and non-cash items included in the table below, partially offset by our estimate of the cash taxes saved as a result of such cash and non-cash items. We believe that Adjusted Net Income/(loss) will provide investors with a useful tool for assessing the comparability between periods of our ability to generate cash from operations available to our stockholders.
We present Adjusted Net Income/(loss) in order to provide supplemental information that we consider relevant for the readers of our Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, and such information is not meant to replace or supersede GAAP measures. Our definition of Adjusted Net Income/(loss) may not be the same as similarly titled measures used by other companies.

A reconciliation of net income, the most directly comparable GAAP measure, to Adjusted Net Income is as follows:

Twelve Months Ended September 30, 2014
(Dollars in millions)
Net earnings/(loss)	$(6.1)
Net earnings/(loss) from discontinued operations, net of tax	1.9
Earnings/(loss) from continuing operations	(4.2)
Amortization (1)	43.6
Non-cash Income tax expense/(benefit) (2)	42.1
Cash taxes (paid) / refunded	(15.2)
Net (earnings)/loss attributable to noncontrolling interest, net of tax	1.3
Equity compensation (3)	4.8
Impairment charges and (gain)/loss on sale of assets (4)	3.2
Financing-related expenses (5)	31.5
GAAP restructuring (6)	18.1
Acquisition, integration and other special items (7)	9.3
Foreign exchange loss (gain) (included in other (income) / expense, net) (8)	(5.5)
Other adjustments (9)	24.1
Sponsor advisory fee (10)	9.7
Estimated cash tax (savings) / expense attributable to reconciling items (11)	(5.5)
Adjusted net income / (loss)	$157.3

(1)	Represents the amortization attributable to purchase accounting for previously completed business combinations.

(2)	Represents the amount of income tax-related (benefit)/expense recorded within our net earnings/(loss) that may not result in cash payment or receipt.

(3)	Reflects non-cash stock-based compensation expense under the provisions of ASC 718 Compensation – Stock Compensation.

(4)	Reflects non-cash asset impairment charges or gains and losses from the sale of assets not included in GAAP Restructuring and other special items discussed below.

(5)	Reflects the expense associated with refinancing activities undertaken by the Company during the period.

(6)
Reflects GAAP restructuring charges which were primarily attributable to activities which focus on various aspects of operations, including consolidating certain operations, rationalizing headcount and aligning operations in a more strategic and cost-efficient structure to optimize our business.

(7)	Primarily reflects acquisition and integration related costs.

(8)
Foreign exchange gain of $5.5 million for the twelve months ended September 30, 2014 included $24.3 million of unrealized foreign currency exchange rate gains primarily driven by gains of $4.9 million related to inter-company loans denominated in a currency different from the functional currency of either the borrower or the lender, partially offset by foreign currency exchange gains of $19.4 million driven by the ineffective portion of the net investment hedge related to the euro denominated debt. The foreign exchange adjustment was also impacted by the exclusion of realized foreign currency exchange rate losses from the non-cash and cash settlement of inter-company loans of $18.8 million. Inter-company loans are between Catalent entities and do not reflect the ongoing results of the Company's trade operations.

(9)
Reflects certain other adjustments made pursuant to the definition of "EBITDA" under our indentures and credit agreements including the sponsor advisory agreement termination fee of $29.8 million offset by the gain on acquisition of $7.0 million.

(10)
Represents amount of sponsor advisory fee. The sponsor advisory fee agreement was terminated in connection with the IPO. Refer to Note 10 to the Consolidated Financial Statements for further discussion.

(11)
Represents the estimated cash tax impact of certain items recorded in each period that are added back in the calculation of Adjusted Net Income/(loss). The estimate is determined by applying the statutory tax rate in tax-paying jurisdictions to income or expense items that affect cash taxes paid. Generally, amortization attributable to purchase accounting, unrealized gains/losses due to foreign currency translation and non-cash equity compensation do not affect cash taxes.

Backlog

While we generally have long-term supply agreements that provide for a revenue stream over a period of years, our backlog represents, as of a point in time, future service revenues from work not yet completed. For our Oral Technologies segment and Medication Delivery Solutions segment, backlog represents firm orders for manufacturing services and includes minimum volumes, where applicable. For our Development and Clinical Services segment, backlog represents estimated future service revenues from work not yet completed under signed contracts. Using these methods of reporting backlog, as of September 30, 2014, backlog was approximately $807.3 million, as compared to approximately $782.1 million as of June 30,
 2014, including approximately $389.6 million and $373.8 million, respectively, related to our Development and Clinical Services segment. We expect to recognize approximately 81% of revenue from the backlog in existence as of September 30, 2014 by June 30, 2015.
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
Interest Rate Risk Management
A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate assets and liabilities. The primary interest rate exposure as of September 30, 2014 is to interest rate fluctuations in the United States and Europe, especially USD LIBOR and EURIBOR interest rates.
Currency Risk Management
Risk Management Objective of Using Derivatives
The Company is exposed to fluctuations in the EUR-USD exchange rate on its investments in foreign operations in Europe. While the Company does not actively hedge against changes in foreign currency, the Company has mitigated the exposure of its investments in its European operations by denominating a portion of its debt in euros. At September 30, 2014, the Company had euro denominated debt outstanding of $315.6 million that qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the effective portion of the translation gains or losses are reported in accumulated other comprehensive income/(loss) as part of the cumulative translation adjustment. For the three months ended September 30, 2014, the Company recorded an unrealized foreign exchange gain of $10.8 million within cumulative translation adjustment. For the three months ended September 30, 2013, the Company recorded an unrealized foreign exchange loss of $11.4 million within cumulative translation adjustment. The net accumulated gain of this net investment as of September 30, 2014 included within other comprehensive income/(loss) was approximately $60.2 million.
For the three months ended September 30, 2014, the Company recognized an unrealized foreign exchange gain of $21.3 million in the consolidated statement of operations related to a portion of its euro-denominated debt not designated as a net investment hedge. For the three months ended September 30, 2013, the Company recorded an unrealized foreign exchange loss of $7.6 million.
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
Contractual Obligations
There has been no other material change outside the ordinary course of business since June 30, 2014 with respect to the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.
Off-Balance Sheet Arrangements
Other than operating leases and outstanding letters of credit, we do not have any material off-balance sheet arrangement as of September 30, 2014.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to cash flow and earnings fluctuations as a result of certain market risks. These market risks primarily relate to changes in interest rates associated with our long-term debt obligations and foreign exchange rate changes. We sometimes utilize derivative financial instruments, such as interest rate swaps, in order to mitigate risk associated with some of our variable rate debt.
Interest Rate Risk
We have historically used interest rate swaps to manage the economic effect of variable rate interest obligations associated with our floating rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. As of September 30, 2014, we did not have any interest rate swap agreements in place that would either have the economic effect of modifying the variable interest obligations associated with our floating rate term loans or would be considered effective cash flow hedges for financial reporting purposes.
Foreign Currency Exchange Risk
The nature of our global operations exposes us to cash flow and earnings fluctuations resulting from foreign exchange rate variation. These exposures are transactional and translational in nature. Since we manufacture and sell our products throughout the world, our foreign currency risk is diversified. Principal drivers of this diversified foreign exchange exposure include the European euro, British pound, Argentinean peso, Brazilian real and Australian dollar. Our transactional exposure arises from the purchase and sale of goods and services in currencies other than the functional currency of our operational units. We also have exposure related to the translation of financial statements of our foreign divisions into U.S. dollars, the functional currency of Catalent. The financial statements of our operations outside the United States are measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign operations in U.S. dollars are accumulated as a component of other comprehensive income/(loss) utilizing period-end exchange rates. Foreign currency transaction gains and losses calculated by utilizing weighted average exchange rates for the period are included in our consolidated statements of operations in “other (income)/expense, net”. Such foreign currency transaction gains and losses include inter-company loans denominated in non-U.S. dollar currencies.

Item 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any control and procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our President and Chief Executive Officer, and our Executive Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
Beginning in November 2006, the Company, along with several pharmaceutical companies, has been named in approximately 380 civil lawsuits filed by individuals allegedly injured by their use of the prescription acne medication Amnesteem®, a branded generic form of isotretinoin, and in some instances of isotretinoin products made and/or sold by other firms as well. All of these lawsuits have been dismissed or settled.
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

Item 1A.	RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There has been no material change to the risk factors disclosed in the Company’s Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.

Use of Proceeds from Registered Securities
On August 5, 2014, we completed the IPO, in which we sold 42,500,000 shares of common stock at an IPO price of $20.50 per share. The shares offered and sold in the IPO were registered under the Securities Act pursuant to our Registration Statement on Form S-1 (File No. 333-193542), which was declared effective by the SEC on July 30, 2014. The total proceeds, before underwriting discount and commission and other offering expenses, for the shares sold in the IPO was approximately $871.3 million. The underwriters of the offering were led by Morgan Stanley, J.P. Morgan, BofA Merrill Lynch, Goldman, Sachs & Co., Jefferies and Deutsche Bank Securities. Blackstone Capital Markets, Piper Jaffray, Raymond James, Wells Fargo Securities, William Blair and Evercore acted as co-managers for the IPO.
The IPO generated net proceeds of approximately $822.7 million to us after net underwriting discounts and commissions and other offering expenses. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates), persons owning 10 percent or more of our common stock or any other affiliate. We used a portion of the net proceeds received in the offering to redeem the €225.0 million in aggregate principal amount of our Senior Subordinated Notes, to redeem the $350.0 million in aggregate principal amount of our Senior Notes and to repay approximately $114.5 million of the $275.0 million aggregate principal amount outstanding under our senior unsecured term loan facility.
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

On September 9, 2014, Morgan Stanley and J.P. Morgan, as representatives of the underwriters of Catalent’s IPO, purchased an additional 6.4 million shares of Catalent’s common stock from Catalent at the IPO price of $20.50 per share less the underwriting discount pursuant to an option granted to the underwriters at the time of the IPO. The net proceeds received by the Company was $124.2 million and was subsequently used to repay approximately $120.0 million of the $160.5 million aggregate principal amount outstanding under our senior unsecured term loan facility.

Purchase of Equity Securities
None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
Iran Threat Reduction and Syria Human Rights Act of 2012
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to Blackstone by Travelport Worldwide Limited, which may be considered our affiliate.

Item 6.	EXHIBITS
Exhibits:

10.1	Form of Performance Share Unit for U.S. Employees*

10.2	Form of Performance Share Unit Agreement for Non-U.S. Employees*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

99.1	Section 13(r) Disclosure*

101.1
The following financial information from Catalent, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL: (i) Consolidated Statements of Operations for the Three Months Ended September 30, 2014 and 2013; (ii) Consolidated Statements of Comprehensive Income/(Loss) for the Three Months Ended September 30, 2014 and 2013 (iii) Consolidated Balance Sheets as of September 30, 2014 and June 30, 2014; (iv) Consolidated Statement of Changes in Shareholders’ Equity/(Deficit) as of September 30, 2014; (v) Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2014 and 2013; and (vi) Notes to Unaudited Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALENT, INC. (Registrant)

Date:	November 13, 2014	By:	/s/ John R. Chiminski
John R. Chiminski
President & Chief Executive Officer

Date:	November 13, 2014	By:	/S/ Matthew M. Walsh
Matthew M. Walsh
Executive Vice President & Chief Financial Officer