Form 10-Q
period 2014-12-31
Catalent, Inc.
filed 2015-02-12
CIK 1596783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2014
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

On February 2, 2015 there were 123,817,981 shares of the Registrant's common stock, par value $0.01 per share, issued and outstanding.

CATALENT, INC. and Subsidiaries

INDEX TO FORM 10-Q
For the Three and Six Months Ended December 31, 2014

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
Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include, but are not limited to, those described under the section entitled “Risk Factors” in Catalent, Inc.'s ("Catalent" or the "Company") Annual Report on Form 10-K for the fiscal year ended June 30, 2014 and the following:

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

•	Changes in market access or healthcare reimbursement in the United States or internationally could adversely affect our results of operations and financial condition.

•	Fluctuations in the exchange rate of the U.S. dollar and other foreign currencies could have a material adverse effect on our financial performance and results of operations.

•	Tax legislation initiatives or challenges to our tax positions could adversely affect our results of operations and financial condition.

•	Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

•	We are dependent on key personnel.

•	Risks generally associated with our information systems could adversely affect our results of operations.

•
We have in the past engaged and may in the future engage in acquisitions and other transactions that may complement or expand our business or divest of non-strategic businesses or assets. We may not be able to complete such transactions, and such transactions, if executed, pose significant risks and could have a negative effect on our operations.

•	Our offerings and our customers’ products may infringe on the intellectual property rights of third parties.

•	We are subject to environmental, health and safety laws and regulations, which could increase our costs and restrict our operations in the future.

•	We are subject to labor and employment laws and regulations, which could increase our costs and restrict our operations in the future.

•	Certain of our pension plans are underfunded, and additional cash contributions we may make will reduce the cash available for our business, such as the payment of our interest expense.

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

PART I.    FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Catalent, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited; Dollars in millions, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net revenue	$455.8	$440.7	$874.1	$855.0
Cost of sales	299.7	303.3	592.7	598.4
Gross margin	156.1	137.4	281.4	256.6
Selling, general and administrative expenses	88.1	87.5	169.5	168.6
Impairment charges and (gain)/loss on sale of assets	3.5	—	3.5	—
Restructuring and other	2.1	5.4	3.5	8.4
Operating earnings/(loss)	62.4	44.5	104.9	79.6
Interest expense, net	23.9	41.5	59.4	82.4
Other (income)/expense, net	(3.6)	(1.4)	37.7	(2.4)
Earnings/(loss) from continuing operations before income taxes	42.1	4.4	7.8	(0.4)
Income tax expense/(benefit)	(4.1)	23.3	(18.1)	16.7
Earnings/(loss) from continuing operations	46.2	(18.9)	25.9	(17.1)
Net earnings/(loss) from discontinued operations, net of tax	(0.2)	(0.6)	0.2	(1.0)
Net earnings/(loss)	46.0	(19.5)	26.1	(18.1)
Less: Net earnings/(loss) attributable to noncontrolling interest, net of tax	(0.5)	(0.3)	(0.9)	(0.4)
Net earnings/(loss) attributable to Catalent	$46.5	$(19.2)	$27.0	$(17.7)

Amounts attributable to Catalent:
Earnings/(loss) from continuing operations less net earnings (loss) attributable to noncontrolling interest	46.7	(18.6)	26.8	(16.7)
Net earnings/(loss) attributable to Catalent	46.5	(19.2)	27.0	(17.7)

Earnings per share attributable to Catalent:
Basic
Earnings/(loss) from continuing operations	0.38	(0.25)	0.23	(0.22)
Net earnings/(loss)	0.37	(0.26)	0.24	(0.24)
Diluted
Earnings/(loss) from continuing operations	0.37	(0.25)	0.23	(0.22)
Net earnings/(loss)	0.37	(0.26)	0.23	(0.24)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited; Dollars in millions)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net earnings/(loss)	$46.0	$(19.5)	$26.1	$(18.1)
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	(59.8)	(10.2)	(113.6)	10.2
Pension and Other Post-Retirement adjustments	0.3	0.2	0.7	0.4
Deferred compensation	0.4	0.7	0.2	1.2
Other comprehensive income/(loss), net of tax	(59.1)	(9.3)	(112.7)	11.8
Comprehensive income/(loss)	(13.1)	(28.8)	(86.6)	(6.3)
Comprehensive income/(loss) attributable to noncontrolling interest	(0.5)	(0.3)	(0.9)	(0.4)
Comprehensive income/(loss) attributable to Catalent	$(12.6)	$(28.5)	$(85.7)	$(5.9)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited; Dollars in millions, except per share data)

	December 31, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$84.1	$74.4
Trade receivables, net	336.4	403.7
Inventories	144.3	134.8
Prepaid expenses and other	72.7	74.6
Total current assets	637.5	687.5
Property, plant, and equipment, net	865.1	873.0
Other assets:
Goodwill	1,082.4	1,097.1
Other intangibles, net	392.7	357.6
Deferred income taxes	30.9	26.3
Other	29.5	48.7
Total assets	$3,038.1	$3,090.2
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$28.8	$25.2
Accounts payable	118.4	148.1
Other accrued liabilities	199.3	279.7
Total current liabilities	346.5	453.0
Long-term obligations, less current portion	1,905.4	2,685.4
Pension liability	143.4	154.7
Deferred income taxes	104.4	103.2
Other liabilities	42.1	61.2
Commitment and contingencies (see Note 15)

Redeemable noncontrolling interest	3.9	4.5

Shareholders' equity/(deficit):
Common stock $0.01 par value; 1.0 billion and 84 million shares authorized on December 31, 2014 and June 30, 2014, 123,813,644 and 74,821,348 issued and outstanding in December 31, 2014 and June 30, 2014, respectively.	1.2	0.7
Preferred stock $0.01 par value; 100 million and 0 authorized on December 31, 2014 and June 30, 2014, respectively, 0 issued and outstanding on December 31, 2014 and June 30, 2014.	—	—
Additional paid in capital	1,981.1	1,031.4
Accumulated deficit	(1,352.1)	(1,379.1)
Accumulated other comprehensive income/(loss)	(136.9)	(24.2)
Total Catalent Shareholders' equity/(deficit)	493.3	(371.2)
Noncontrolling interest	(0.9)	(0.6)
Total Shareholders' equity/(deficit)	492.4	(371.8)
Total liabilities, redeemable noncontrolling interest and Shareholders' equity/(deficit)	$3,038.1	$3,090.2
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity/(Deficit)
(Unaudited; Dollars in millions, except share data in thousands)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Shareholders' Equity/ (Deficit)
Balance at June 30, 2014	74,821.3	$0.7	$1,031.4	$(1,379.1)	$(24.2)	$(0.6)	$(371.8)
Equity contribution	48,992.3	0.5	945.4				945.9
Equity compensation			4.3				4.3
Net earnings/(loss)				27.0		(0.3)	26.7
Other comprehensive income/(loss), net of tax					(112.7)		(112.7)
Balance at December 31, 2014	123,813.6	$1.2	$1,981.1	$(1,352.1)	$(136.9)	$(0.9)	$492.4
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; Dollars in millions)

	Six Months Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings/(loss)	$26.1	$(18.1)
Net earnings/(loss) from discontinued operations	0.2	(1.0)
Earnings/(loss) from continuing operations	25.9	(17.1)
Adjustments to reconcile (loss)/earnings from continued operations to net cash from operations:
Depreciation and amortization	70.2	73.8
Non-cash foreign currency transaction (gain)/loss, net	(12.4)	(7.8)
Amortization and write off of debt financing costs	13.8	6.1
Asset impairments and (gain)/loss on sale of assets	3.5	—
Non-cash gain on acquisition	(10.2)	—
Reclassification of call premium payments and financing fees paid	12.6	—
Equity compensation	4.3	2.3
Provision/(benefit) for deferred income taxes	(25.7)	(3.9)
Provision for bad debts and inventory	7.2	3.9
Change in operating assets and liabilities:
Decrease/(increase) in trade receivables	49.8	47.7
Decrease/(increase) in inventories	(25.2)	(10.9)
Increase/(decrease) in accounts payable	(21.5)	(35.5)
Other accrued liabilities and operating items, net	(92.1)	(17.1)
Net cash provided by/(used in) operating activities from continuing operations	0.2	41.5
Net cash provided by/(used in) operating activities from discontinued operations	0.2	(1.1)
Net cash provided by/(used in) operating activities	0.4	40.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and other productive assets	(71.3)	(39.8)
Proceeds from sale of property and equipment	—	0.8
Payment for acquisitions, net	(125.1)	(51.0)
Net cash provided by/(used in) investing activities from continuing operations	(196.4)	(90.0)
Net cash provided by/(used in) investing activities from discontinued operations	—	4.0
Net cash provided by/(used in) investing activities	(196.4)	(86.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	6.0	15.0
Proceeds from borrowing, net	150.4	0.7
Payments related to long-term obligations	(869.3)	(15.2)
Reclassification of call premium payments and financing fees paid	(12.6)	—
Equity contribution/(redemption)	948.8	0.2
Share settlement	(0.7)	—
Net cash (used in)/provided by financing activities from continuing operations	222.6	0.7
Net cash (used in)/provided by financing activities from discontinued operations	—	—
Net cash (used in)/provided by financing activities	222.6	0.7
Effect of foreign currency on cash	(16.9)	2.7
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	9.7	(42.2)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	74.4	106.4
CASH AND EQUIVALENTS AT END OF PERIOD	$84.1	$64.2
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$67.0	$77.7
Income taxes paid, net	$18.1	$12.4

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
On August 5, 2014, the Company completed an initial public offering (the "IPO") of 42.5 million shares of its common stock for an initial price of $20.50 per share for total proceeds, before underwriting discounts and commissions and other offering expenses of approximately $871.3 million and proceeds net of underwriters discount and commissions of approximately $828 million. The shares offered and sold in the IPO were registered under the Securities Act pursuant to the Company's Registration Statement on Form S-1 (File No. 333-193542), which was declared effective by the SEC on July 30, 2014. The proceeds raised were used to pay an advisory agreement termination fee of $29.8 million to Blackstone and certain other existing owners recorded within other (income)/expense, net on the Consolidated Statements of Operations, redeem the outstanding Senior Subordinated Notes, and redeem the outstanding Senior Notes. The remaining proceeds were used to repay portions of the unsecured term loan. The Company's common stock began trading on the New York Stock Exchange under the symbol "CTLT" as of July 31, 2014. On September 9, 2014, Morgan Stanley and J.P. Morgan, as representatives of the underwriters of Catalent’s IPO, purchased an additional 6.4 million shares of Catalent’s common stock from Catalent at the initial public offering price of $20.50 per share less the underwriting discount pursuant to an option granted to the underwriters at the time of the IPO. The net proceeds received by the Company were $124.2 million and were subsequently used for debt reduction and general corporate purposes. Refer to Note 5 for further discussion regarding debt repayments.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015. The consolidated balance sheet at June 30, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014 filed with the Securities and Exchange Commission.

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
Foreign Currency Translation

The financial statements of the Company’s operations outside the U.S. are generally measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign operations into U.S. dollars are accumulated as a component of other comprehensive income/(loss) utilizing period-end exchange rates. The currency fluctuations related to certain long-term inter-company loans deemed to not be repayable in the foreseeable future have been recorded within cumulative translation adjustment, a component of other comprehensive income/(loss). In addition, the currency fluctuation associated with the portion of the Company’s euro-denominated debt designated as a net investment hedge is included as a component of other comprehensive income/(loss). Foreign currency transaction gains and losses calculated by utilizing weighted average exchange rates for the period are included in the consolidated statements of operations in the other (income) expense, net line item. Foreign currency translation gains and losses generated from inter-company loans that are long-term in nature, but may be repayable in the foreseeable future, are also recorded within the other (income)/expense, net line item on the consolidated statements of operations.
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
Property and Equipment and Other Definite Lived Intangible Assets
Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including capital lease assets that are amortized over the shorter of their useful lives or the terms of the respective leases. The Company generally uses the following ranges of useful lives for its property and equipment categories: buildings and improvements - 5 to 50 years; machinery and equipment - 3 to 10 years; and furniture and fixtures - 3 to 7 years. Depreciation expense was $23.6 million and $47.3 million for the three and six months ended December 31, 2014 and $26.8 million and $53.0 million for the three and six months ended December 31, 2013. Depreciation expense includes amortization of assets related to capital leases. The Company charges repairs and maintenance costs to expense as incurred. The amount of capitalized interest was immaterial for all periods presented.
Intangible assets with finite lives, primarily including customer relationships and patents and trademarks continue to be amortized over their useful lives. The Company evaluates the recoverability of its other long-lived assets, including amortizing intangible assets, if circumstances indicate impairment may have occurred pursuant to ASC 360 Property, Plant and Equipment. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an un-discounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the consolidated statements of operations. Fair value is determined based on assumptions the Company believes marketplace participants would utilize and comparable marketplace information in similar arm's length transactions. The Company recorded an impairment charge of $3.5 million for the three and six months ended December 31, 2014. The Company did not record an impairment charge for the three and six months ended December 31, 2013.
Research and Development Costs
The Company expenses research and development costs as incurred. Costs incurred in connection with the development of new offerings and manufacturing process improvements are recorded within selling, general and administrative expenses. Such research and development costs included in selling, general and administrative expenses amounted to $2.9 million and $5.7 million for the three and six months ended December 31, 2014 and $4.5 million and $7.9 million for the three and six months ended December 31, 2013. Costs incurred in connection with research and development services the Company provides to customers and services performed in support of the commercial manufacturing process for customers are recorded within cost of sales. Such research and development costs included in cost of sales amounted to $10.5 million and $19.3 million for the three and six months ended December 31, 2014 and $8.4 million and $15.8 million for the three and six months ended December 31, 2013.
Earnings / (Loss) Per Share
The Company reports net earnings/(loss) per share pursuant to ASC 260 Earnings per Share. Under ASC 260, basic earnings per share, which excludes dilution, is computed by dividing net earnings or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could be exercised or converted into common shares, and is computed by dividing net earnings or loss available to common stockholders by the weighted average of common shares outstanding plus the dilutive potential common shares. Diluted earnings per share includes in-the-money stock options, restricted stock units, and restricted stock using the treasury stock method. During a loss period, the assumed exercise of in-the-money stock options has an anti-dilutive effect and therefore, these instruments are excluded from the computation of dilutive earnings per share.

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

The terms of the Company’s equity-based compensation plans permit shares that are issued upon an employee's exercise of an option to be withheld through a net settlement transaction as a means of meeting tax withholding requirements.
Recent Financial Accounting Standards

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
2.    BUSINESS COMBINATIONS
During the three month period ended December 31, 2014, the Company completed two acquisitions which were immaterial, individually and in the aggregate, to the overall consolidated financial position and results of operations of the Company. In October 2014, the Company acquired the remaining shares of Redwood Bioscience Inc., and the SMARTag Antibody-Drug Conjugate (ADC) technology platform.  The acquired business is based in the U.S. and will be included in the Medication Delivery Solutions segment.  Additionally, in November 2014, the Company acquired 100% of the shares of MTI Pharma Solutions, Inc. (Micron Technologies), a company specializing in particle size reduction (micronization), milling and analytical contract services. The acquired business is based in the U.S. and the U.K and will be included in the Developmental and Clinical services segment.

The Company's consolidated balance sheet as of December 31, 2014 included a preliminary fair value allocation for these acquisitions as the Company is in the process of finalizing the valuation of the individual assets acquired and liabilities assumed. The preliminary fair value allocation was based on the best estimate by management. The fair value allocation is expected to be completed upon finalization of an independent appraisal over the next several months, but no later than one year from the acquisition dates. Aggregate purchase consideration for both acquisitions totaled $111.6 million. As a result of the preliminary fair value allocation, the Company recognized intangible assets of $60 million; which was comprised of $38 million of Customer Relationships and $22 million of Core Technology. The remainder of fair value was allocated to tangible assets acquired and goodwill.

3.    GOODWILL
The following table summarizes the changes between June 30, 2014 and December 31, 2014 in the carrying amount of goodwill in total and by reporting segment:

(Dollars in millions)	Oral Technologies	Medication Delivery Solutions	Development & Clinical Services	Total
Balance at June 30, 2014 (1)	$891.8	$—	$205.3	$1,097.1
Additions/(impairments) (2)	—	20.0	41.7	61.7
Foreign currency translation adjustments	(61.2)	—	(15.2)	(76.4)
Balance at December 31, 2014	$830.6	$20.0	$231.8	$1,082.4

(1)	The opening balance is reflective of historical impairment charges related to the Medication Delivery Solutions segment of approximately $158.0 million.

(2)	Acquired goodwill of $61.7 million was generated from acquisitions in the Medication Delivery Solutions and Development and Clinical Services segments.
No goodwill impairment charges were required during the current or comparable prior year period. When required, impairment charges are recorded within the consolidated statements of operations as impairment charges and (gain)/loss on sale of assets.

4.	DEFINITE LIVED LONG-LIVED ASSETS
The Company’s definite lived long-lived assets include property, plant and equipment as well as other intangible assets with definite lives. Refer to Note 17 Supplemental Balance Sheet Information for details related to property, plant and equipment.
The details of other intangible assets subject to amortization as of December 31, 2014 and June 30, 2014, are as follows:

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2014
Amortized intangibles:
Core technology	18 years	$182.1	$(53.7)	$128.4
Customer relationships	14 years	258.0	(72.8)	185.2
Product relationships	12 years	223.1	(144.0)	79.1
Total intangible assets		$663.2	$(270.5)	$392.7

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2014
Amortized intangibles:
Core technology	20 years	$150.2	$(53.3)	$96.9
Customer relationships	14 years	234.6	(68.0)	166.6
Product relationships	12 years	237.6	(143.5)	94.1
Total intangible assets		$622.4	$(264.8)	$357.6
Amortization expense was $11.6 million and $22.9 million for the three and six months ended December 31, 2014 and $10.5 million and $20.8 million for the three and six months ended December 31, 2013, respectively. Future amortization expense is estimated to be:

(Dollars in millions)	Remainder Fiscal 2015	2016	2017	2018	2019	2020
Amortization expense	$23.7	$47.4	$46.7	$46.6	$41.2	$26.3
The Company recorded an impairment charge of $3.5 million for the three and six months ended December 31, 2014. The Company did not record an impairment charge for the three and six months ended December 31, 2013.

5.	LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS
Long-term obligations and other short-term borrowings consist of the following at December 31, 2014 and June 30, 2014:

(Dollars in millions)	Maturity	December 31, 2014	June 30, 2014
Senior Secured Credit Facilities
Term loan facility dollar-denominated	May 2021	1,477.3	1,383.9
Term loan facility euro-denominated	May 2021	389.1	338.6
9 3/4 % Senior Subordinated euro-denominated Notes	April 2017	—	293.9
7 7/8 % Senior Notes	October 2018	—	348.7
Senior Unsecured Term Loan Facility	December 2017	—	274.3
$200.0 million Revolving Credit Facility	May 2019	—	—
Capital lease obligations	2015 to 2032	59.0	64.0
Other obligations	2015 to 2018	8.8	7.2
Total		1,934.2	2,710.6
Less: Current portion of long-term obligations and other short-term borrowings		28.8	25.2
Long-term obligations, less current portion		$1,905.4	$2,685.4

Redemption of Notes and Unsecured Term Loan Prepayment
On July 29, 2014, the Company provided notice of its election to redeem the entire $350.0 million aggregate principal amount outstanding of the Senior Notes. The Senior Notes were redeemed on August 28, 2014 at a redemption price of 101.5% of their principal amount plus accrued and unpaid interest. The redemption was funded with proceeds from the IPO. In connection with the redemption the Company recorded $5.3 million in expense related to the call premium and expensed $5.9 million of unamortized debt discount and deferred financing costs, both in other (income) / expense, net in the consolidated statements of operations.
On August 5, 2014, the Company provided notice of its election to redeem the entire €225.0 million aggregate principal amount outstanding of the Senior Subordinated Notes. The Senior Subordinated Notes were redeemed on September 4, 2014 at a redemption price of 101.625% of their principal amount plus accrued and unpaid interest. The redemption was funded with proceeds from the IPO. In connection with the redemption the Company recorded $4.5 million in expense related to the call premium and expensed $4.0 million of unamortized debt discount and deferred financing costs, both in other (income) / expense, net in the consolidated statements of operations.
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
On December 1, 2014, the Company entered into Amendment No. 1 to the Amended and Restated Credit Agreement, originally dated May 20, 2014 to provide additional senior secured financing of incremental Dollar and Euro denominated term loan facilities of $100 million and €72.8 million ($91 million), respectively. The incremental term loans have substantially similar terms as Catalent's existing term loan facilities. The proceeds of the borrowing were primarily used to pay the remaining $40.5 million outstanding on the unsecured term loans, fund acquisitions completed in the second quarter of $111.6 million and general corporate purposes. The Company incurred approximately $2.8 million in financing costs, of which $1.2 million was recorded in other (income) / expense, net in the consolidated statement of operations.

Debt Covenants
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s (and the Company’s restricted subsidiaries’) ability to incur additional indebtedness or issue certain preferred shares; create liens on assets; engage in mergers and consolidations; sell assets; pay dividends and distributions or repurchase capital stock; repay subordinated indebtedness; engage in certain transactions with affiliates; make investments, loans or advances; make certain acquisitions; and in the case of the Company’s Credit Agreement, enter into sale and leaseback transactions, amend material agreements governing the Company’s subordinated indebtedness and change the Company’s lines of business.
The Credit Agreement also contains change of control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a Net Leverage covenant when there is a 30% or more draw outstanding at a period end. As of December 31, 2014, the Company was in compliance with all material covenants related to its long-term obligations.
Fair Value of Debt Measurements
The estimated fair value of the long-term debt, which is considered a Level 2 liability, is based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities and considers collateral, if any. The carrying amounts and the estimated fair values of financial instruments as of December 31, 2014 and June 30, 2014, are as follows:

	December 31, 2014		June 30, 2014
(Dollars in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt and other	$1,934.2	$1,976.5	$2,710.6	$2,680.2

6.	EARNINGS PER SHARE
The reconciliations between basic and diluted earnings per share attributable to Catalent common shareholders for the three and six months ended December 31, 2014 and 2013 are as follows (in millions, except per share data):

	Three months ended December 31,		Six months ended December 31,
(Dollars in millions)	2014	2013	2014	2013
Earnings / (loss) from continuing operations less net income / (loss) attributable to noncontrolling interest	$46.7	$(18.6)	$26.8	$(16.7)
Earnings / (loss) from discontinued operations	(0.2)	(0.6)	0.2	(1.0)
Net earnings / (loss) attributable to Catalent	$46.5	$(19.2)	$27.0	$(17.7)

Weighted average shares outstanding	124,102,662	75,039,060	114,819,023	75,027,142
Dilutive securities issuable-stock plans	1,851,584	—	1,851,584	—
Total weighted average diluted shares outstanding	125,954,246	75,039,060	116,670,607	75,027,142

Basic earnings per share of common stock:
Earnings / (loss) from continuing operations	$0.38	$(0.25)	$0.23	$(0.22)
Earnings / (loss) from discontinued operations	(0.01)	(0.01)	0.01	(0.02)
Net earnings / (loss) attributable to Catalent	$0.37	$(0.26)	$0.24	$(0.24)

Diluted earnings per share of common stock-assuming dilution:
Earnings / (loss) from continuing operations	$0.37	$(0.25)	$0.23	$(0.22)
Earnings / (loss) from discontinued operations	—	(0.01)	—	(0.02)
Net earnings / (loss) attributable to Catalent	$0.37	$(0.26)	$0.23	$(0.24)
The computation of diluted earnings per share for the three and six months ended December 31, 2014 excludes the effect of 2.2 million shares potentially issuable pursuant to awards granted under the 2007 Stock Incentive Plan and the 2014 Omnibus Incentive Plan, because the vesting provisions of those awards specify performance or market-based conditions that had not been met as of the period end. The computation of diluted earnings per share for the three months ended December 31, 2013 excludes the maximum effect of the potential common shares issuable under the 2007 Stock Incentive Plan of approximately 6.6 million shares, and excludes restricted share awards of 0.2 million shares, because the Company had a net loss for the period and the effect would therefore be anti-dilutive.

7.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Risk Management Objective of Using Derivatives
The Company is exposed to fluctuations in the applicable exchange rate on its investments in foreign operations. While the Company does not actively hedge against changes in foreign currency, the Company has mitigated the exposure of its investments in its European operations by denominating a portion of its debt in euros. At December 31, 2014, the Company had euro-denominated debt outstanding of $389.1 million that qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the effective portion of the translation gains or losses are reported in accumulated other comprehensive income/(loss) as part of the cumulative translation adjustment. For the three and six months ended December 31, 2014, the Company recorded an unrealized foreign exchange gain of $4.4 million and an unrealized foreign exchange gain of $15.2 million, respectively, within cumulative translation adjustment. For the three and six months ended December 31, 2013, the Company recorded an unrealized foreign exchange loss of $4.0 million and an unrealized foreign exchange loss of $15.4 million, respectively, within cumulative translation adjustment. The net accumulated gain of this net investment as of December 31, 2014 included within other comprehensive income/(loss) was approximately $64.7 million.

For the three and six months ended December 31, 2014, the Company recognized an unrealized foreign exchange gain of $9.6 million and an unrealized foreign exchange gain of $30.8 million, respectively, in the consolidated statement of operations related to a portion of its euro-denominated debt not designated as a net investment hedge. For the three and six months ended December 31, 2013, the Company recorded an unrealized foreign exchange loss of $2.6 million and an unrealized foreign exchange loss of $10.3 million, respectively.
Amounts are reclassified out of accumulated other comprehensive income/(loss) into earnings when the entity to which the gains and losses reside is either sold or substantially liquidated.

8.	INCOME TAXES

The Company accounts for income taxes in accordance with the provision of ASC 740 Income Taxes. Generally, fluctuations in the effective tax rate are primarily due to changes in U.S. and non-U.S. pretax income resulting from the Company’s business mix and changes in the tax impact of special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Such discrete items include, but are not limited to, changes in foreign statutory tax rates, the amortization of certain assets and the tax impact of changes in its ASC 740 unrecognized tax benefit reserves. In the normal course of business, the Company is subject to examination by various taxing authorities throughout the world, including such major jurisdictions as the United States, Germany, France, and the United Kingdom. The Company is no longer subject to non-U.S. income tax examinations for years prior to 2005. Under the terms of the purchase agreement related to the 2007 acquisition, the Company is indemnified by its former owner for tax liabilities that may arise in the future that relate to tax periods prior to April 10, 2007. The indemnification agreement includes, among other taxes, any and all federal, state and international income-based taxes as well as related interest and penalties. As of December 31, 2014 and June 30, 2014, approximately $2.2 million and $2.4 million, respectively, of unrecognized tax benefit is subject to indemnification by the Company's former owner.

ASC 740 includes guidance on the accounting for uncertainty in income taxes recognized in the financial statements. This standard also provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeal or litigation process, based on the technical merits. As of December 31, 2014, the Company had a total of $54.6 million of unrecognized tax benefits. A reconciliation of its reserves for uncertain tax positions, excluding accrued interest and penalties, for December 31, 2014 is as follows:

(Dollars in millions)
Balance at June 30, 2014	$60.6
Additions for tax positions of prior years	0.5
Reductions for tax positions of prior years	(6.5)
Balance at December 31, 2014	$54.6
As of December 31, 2014 and June 30, 2014, the Company had a total of $59.6 million and $65.7 million, respectively, of uncertain tax positions (including accrued interest and penalties). As of these dates, $39.5 million and $41.4 million, respectively, represent the amount of unrecognized tax benefits, which, if recognized, would favorably affect the effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2014 and June 30, 2014, the Company has approximately $5.0 million and $5.1 million, respectively, of accrued interest and penalties related to uncertain tax positions. As of these dates, the portion of such interest and penalties subject to indemnification by its former owner is $2.1 million and $2.0 million, respectively.

9.	EMPLOYEE RETIREMENT BENEFIT PLANS
Components of the Company’s net periodic benefit costs are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$0.7	$0.7	$1.4	$1.4
Interest cost	2.9	3.1	6.0	6.1
Expected return on plan assets	(2.7)	(2.6)	(5.4)	(5.1)
Amortization (1)	0.5	0.3	1.0	0.6
Net amount recognized	$1.4	$1.5	$3.0	$3.0

(1)	Amount represents the amortization of unrecognized actuarial gains/(losses).
The Company recorded $39.5 million in obligations related to its withdrawal from a multi-employer pension plan related to a former commercial packaging site, a clinical services site and a former printed components operation. The estimated discounted value of the projected contributions related to these plans is $39.6 million as of December 31, 2014 and $39.6 million as of June 30, 2014. The annual cash impact associated with the Company's long-term obligation approximates $1.7 million per year. Refer to Note 15 to the Consolidated Financial Statements for further discussion.

10.	RELATED PARTY TRANSACTIONS
Advisor Transaction and Management Fees
The Company entered into a transaction and advisory fee agreement with affiliates of Blackstone and certain other investors in BHP PTS Holdings L.L.C. (the “Investors”), the investment entity controlled by affiliates of Blackstone that was formed in connection with the Investors' investment in Catalent. The Company historically paid an annual sponsor advisory fee to Blackstone and the Investors for certain monitoring, advisory and consulting services to the Company prior to the IPO. In connection with the IPO, the Company paid the Investors an advisory agreement termination fee of $29.8 million in August 2014 recorded which was within other (income)/expense, net in the consolidated statements of operations. As a result, the Company did not have management fees for the three months and six months ended December 31, 2014. For the three months and six months ended December 31, 2013, this management fee was approximately $3.2 million and $6.4 million, respectively. This fee was recorded as expense within selling, general and administrative expenses in the Consolidated Statements of Operations.

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

On August 5, 2014, the Company completed an IPO of 42.5 million shares of its common stock for an initial price of $20.50 per share for total proceeds, before underwriting discounts and commissions and other offering expenses, of approximately $871.3 million and proceeds net of underwriters discount and commissions of approximately $828.0 million. The shares offered and sold in the IPO were registered under the Securities Act pursuant to the Company's Registration Statement on Form S-1 (File No. 333-193542), which was declared effective by the SEC on July 30, 2014. The Company's common stock began trading on the New York Stock Exchange under the symbol "CTLT" as of July 31, 2014. On September 9, 2014, Morgan Stanley and J.P. Morgan, as representatives of the underwriters of Catalent’s IPO of its common stock, purchased an additional 6.4 million shares of Catalent’s common stock from Catalent at the IPO price of $20.50 per share less the underwriting discount for net proceeds of approximately $124.2 million pursuant to an option granted to the underwriters at the time of the IPO.

Accumulated other comprehensive income/(loss)
The components of the changes in the cumulative translation adjustment and minimum pension liability for the three and six months ended December 31, 2014 and December 31, 2013 are presented below.

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2014	2013	2014	2013
Foreign currency translation adjustments:
Net investment hedge	$4.4	$(4.0)	$15.2	$(15.4)
Long term intercompany loans	(13.8)	6.1	(23.4)	18.3
Translation adjustments	(50.2)	(12.3)	(105.6)	7.3
Total foreign currency translation adjustment, pre tax	(59.6)	(10.2)	(113.8)	10.2
Tax expense/(benefit)	0.2	—	(0.2)	—
Total foreign currency translation adjustment, net of tax	$(59.8)	$(10.2)	$(113.6)	$10.2

Net change in minimum pension liability
Net gain/(loss) recognized during the period	0.4	0.3	0.9	0.6
Total pension, pretax	0.4	0.3	0.9	0.6
Tax expense/(benefit)	(0.1)	(0.1)	(0.2)	(0.2)
Net change in minimum pension liability, net of tax	$0.3	$0.2	$0.7	$0.4
Changes in Accumulated Other Comprehensive Income/(Loss) by Component
For the three months ended December 31, 2014 the changes in accumulated other comprehensive income net of tax by component are as follows:

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Other Post-Retirement Adjustments	Deferred Compensation	Total
Balance at September 30, 2014	$(39.8)	$(41.0)	$3.0	$(77.8)
Other comprehensive income/(loss) before reclassifications	(59.8)	—	0.4	(59.4)
Amounts reclassified from accumulated other comprehensive income	—	0.3	—	0.3
Net current period other comprehensive income (loss)	(59.8)	0.3	0.4	(59.1)
Balance at December 31, 2014	$(99.6)	$(40.7)	$3.4	$(136.9)
For the six months ended December 31, 2014 the changes in accumulated other comprehensive income net of tax by component are as follows:

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Other Post-Retirement Adjustments	Deferred Compensation	Total
Balance at June 30, 2014	$14.0	$(41.4)	$3.2	$(24.2)
Other comprehensive income/(loss) before reclassifications	(113.6)	—	0.2	(113.4)
Amounts reclassified from accumulated other comprehensive income	—	0.7	—	0.7
Net current period other comprehensive income (loss)	(113.6)	0.7	0.2	(112.7)
Balance at December 31, 2014	$(99.6)	$(40.7)	$3.4	$(136.9)

12.	EQUITY-BASED COMPENSATION
2007 Stock Incentive Plan
The Company’s stock-based compensation is comprised of stock options and restricted stock units. Awards issued under the 2007 PTS Holdings Corp. Stock Incentive Plan, as amended (the “2007 Plan”) were generally issued for the purpose of retaining key employees and directors. The Company has adopted two forms of non-qualified stock option agreements (the “Form Option Agreement”) for awards granted under the 2007 Plan. Under the Company's Form Option Agreement adopted in 2009, a portion of the stock option awards vest in equal annual installments over a five-year period contingent solely upon the participant’s continued employment with the Company, or one of its subsidiaries, another portion of the stock option awards vest over a specified performance period upon achievement of pre-determined operating performance targets over time and the remaining portion of the stock option awards vest upon realization of certain internal rates of return or multiple of investment goals. Under the Company's other Form Option Agreement, adopted in 2013, a portion of the stock option awards vest over a specified performance period upon achievement of pre-determined operating performance targets over time while the other portion of the stock option awards vest upon realization of a specified multiple of investment goal. The Form Option Agreements include certain forfeiture provisions upon a participant’s separation from service with the Company. Following the IPO, the Company decided not to grant any further awards under the 2007 Plan; however, all outstanding awards granted prior to the IPO remained outstanding in accordance with the terms of the 2007 Plan.
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
Restricted stock units under the 2014 Plan may be granted to members of management and directors. At the IPO, the Company granted to members of management restricted stock units that had certain performance-related vesting requirements ("performance stock units"). These performance stock units had a grant date fair value of $14.7 million, which represents approximately 692,000 shares of common stock. Under the 2014 Plan, the performance share units vest based on achieving Company financial performance metrics established at the outset of each three-year performance period. The metrics are a mix of cumulative revenue growth and cumulative EBITDA growth targets. The performance share units vest following the end of the three-year performance period based on achievement of the targets. The restricted stock awards vest on the third anniversary of the date of grant subject to the participant's continued employment with the Company.
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
The Company recognized equity-based compensation expense of $2.7 million and $4.3 million for the three and six months ended December 31, 2014, respectively, and $1.1 million and $2.3 million for the three and six months ended December 31, 2013, respectively.

13.	OTHER (INCOME) / EXPENSE, NET
The components of Other (Income) / Expense for the three months ended December 31, 2014 and 2013 are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2014	2013	2014	2013
Other (Income) / Expense
Debt extinguishment costs	$1.2	$—	$21.8	$—
Gain on acquisition (1)	(3.2)	—	(10.2)	—
Sponsor advisory agreement termination fee (2)	—	—	29.8	—
Foreign currency (gains) and losses	(1.9)	(1.9)	(5.0)	(3.0)
Other	0.3	0.5	1.3	0.6
Total Other (Income) / Expense	$(3.6)	$(1.4)	$37.7	$(2.4)

(1)
Included within Other (income) / expense are gains associated with acquisitions completed during the respective periods.  Such income events are non-standard in nature and not reflective of the Company's core operating results.  During the three month period ended December 31, 2014, the Company recorded a gain of $3.2 million on the re-

measurement of a cost investment in an entity which is now a wholly owned subsidiary. During the six month period ended December 31, 2014, the Company recorded the aforementioned gain and a $7.0 million bargain purchase gain for an acquisition completed in July 2014.

(2)	The Company paid a sponsor advisory agreement termination fee of $29.8 million in connection with its IPO.

14.	REDEEMABLE NONCONTROLLING INTEREST
In July 2013, the Company acquired a 67% controlling interest in a softgel manufacturing facility located in Haining, China. The noncontrolling interest shareholders have the right to jointly sell the remaining 33% interest to Catalent during the 30-day period following the third anniversary of closing for a price based on the greater of (1) an amount that would provide the noncontrolling interest shareholders a return on their investment of a predetermined amount per annum on their pro rata share of the initial valuation or (2) a multiple of the sum of the target's earnings before interest, taxes, depreciation and amortization and amortization less net debt for the four quarters immediately preceding such sale. Noncontrolling interest with redemption features, such as the arrangement described above, that are not solely within the Company's control are considered redeemable noncontrolling interests, which is considered temporary equity and is therefore reported outside of permanent equity on the Company's consolidated balance sheet at the greater of the initial carrying amount adjusted for the noncontrolling interest's share of net income/(loss) or its redemption value. As of December 31, 2014, the redemption value of the redeemable noncontrolling interest approximated the carrying value.

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

The following tables include net revenue and Segment EBITDA during the three and six months ended December 31, 2014 and December 31, 2013:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2014	2013	2014	2013
Oral Technologies
Net revenue	$277.2	$285.8	$538.3	$544.7
Segment EBITDA	74.7	74.6	132.4	135.0
Medication Delivery Solutions
Net revenue	73.7	55.3	130.6	111.8
Segment EBITDA	18.1	7.0	28.0	15.2
Development and Clinical Services
Net revenue	107.8	102.1	210.9	203.1
Segment EBITDA	21.9	18.5	43.3	34.2
Inter-segment revenue elimination	(2.9)	(2.5)	(5.7)	(4.6)
Unallocated Costs (1)	(13.0)	(16.6)	(65.4)	(28.2)
Combined Totals:
Net revenue	$455.8	$440.7	$874.1	$855.0

EBITDA from continuing operations	$101.7	$83.5	$138.3	$156.2

(1)
Unallocated costs include restructuring and special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2014	2013	2014	2013
Impairment charges and gain/(loss) on sale of assets	$(3.5)	$—	$(3.5)	$—
Equity compensation	$(2.7)	$(1.1)	(4.3)	(2.3)
Restructuring and other special items (2)	(6.8)	(8.1)	(11.2)	(14.8)
Sponsor advisory fee	—	(3.2)	—	(6.4)
Noncontrolling interest	0.5	0.3	0.9	0.4
Other income/(expense), net (3)	3.6	1.4	(37.7)	2.4
Non-allocated corporate costs, net	(4.1)	(5.9)	(9.6)	(7.5)
Total unallocated costs	$(13.0)	$(16.6)	$(65.4)	$(28.2)

(2)	Segment results do not include restructuring and certain acquisition-related costs.

(3)
Amounts primarily relate to the expense associated with the termination of the sponsor advisory services agreement of $29.8 million in connection with the IPO, expenses related to financing transactions of $21.8 million and acquisition-related gains of $10.2 million, all during the current year; and foreign currency translation gains and losses during all periods presented.

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2014	2013	2014	2013
Earnings/(loss) from continuing operations	$46.2	$(18.9)	$25.9	$(17.1)
Depreciation and amortization	35.2	37.3	70.2	73.8
Interest expense, net	23.9	41.5	59.4	82.4
Income tax (benefit)/expense	(4.1)	23.3	(18.1)	16.7
Noncontrolling interest	0.5	0.3	0.9	0.4
EBITDA from continuing operations	$101.7	$83.5	$138.3	$156.2
The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the Consolidated Financial Statements:

(Dollars in millions)	December 31, 2014	June 30, 2014
Assets
Oral Technologies	$2,447.8	$2,585.6
Medication Delivery Solutions	323.7	292.8
Development and Clinical Services	727.7	672.1
Corporate and eliminations	(461.1)	(460.3)
Total assets	$3,038.1	$3,090.2

17.	SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplementary balance sheet information at December 31, 2014 and June 30, 2014 is detailed in the following tables.
Inventories
Work-in-process and finished goods inventories include raw materials, labor, and overhead. Total inventories consist of the following:

(Dollars in millions)	December 31, 2014	June 30, 2014
Raw materials and supplies	$86.0	$84.1
Work-in-process	23.7	23.8
Finished goods	50.2	39.8
Total inventories, gross	159.9	147.7
Inventory reserve	(15.6)	(12.9)
Inventories	$144.3	$134.8
Prepaid expenses and other
Prepaid expenses and other current assets consist of the following:

(Dollars in millions)	December 31, 2014	June 30, 2014
Prepaid expenses	$30.3	$16.6
Spare parts supplies	12.0	12.5
Deferred taxes	4.1	12.7
Other current assets	26.3	32.8
Prepaid expenses and other	$72.7	$74.6
Property, plant, and equipment, net
Property, plant, and equipment, net consist of the following:

(Dollars in millions)	December 31, 2014	June 30, 2014
Land, buildings, and improvements	$599.4	$619.0
Machinery, equipment, and capitalized software	695.4	683.6
Furniture and fixtures	9.0	8.1
Construction in progress	123.6	110.9
Property, plant, and equipment, at cost	1,427.4	1,421.6
Accumulated depreciation	(562.3)	(548.6)
Property, plant, and equipment, net	$865.1	$873.0
Other assets
Other assets consist of the following:

(Dollars in millions)	December 31, 2014	June 30, 2014
Deferred long term debt financing costs	$10.4	$19.7
Other	19.1	29.0
Total other assets	$29.5	$48.7

Other accrued liabilities
Other accrued liabilities consist of the following:

(Dollars in millions)	December 31, 2014	June 30, 2014
Accrued employee-related expenses	$65.3	$86.7
Restructuring accrual	4.2	10.3
Deferred income tax	1.0	1.0
Accrued interest	0.1	12.2
Deferred revenue and fees	39.7	47.1
Accrued income tax	38.3	61.5
Other accrued liabilities and expenses	50.7	60.9
Other accrued liabilities	$199.3	$279.7
18.    SUBSEQUENT EVENTS
In the preparation of its consolidated financial statements, the Company completed an evaluation of the impact of subsequent events and determined there was no subsequent event requiring disclosure in or adjustment to these financial statements.

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
There was no material change to our critical accounting policies or in the underlying accounting assumptions and estimates from those described in our fiscal year 2014 Annual Report on Form 10-K, other than recently adopted accounting principles, none of which had or are expected to have a material impact.
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

Under our credit agreement, our ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments and paying certain dividends is tied to ratios based on Adjusted EBITDA (which is defined as “EBITDA” in the indentures and the credit agreement). Adjusted EBITDA is based on the definitions in our indentures and the credit agreement, is not defined under GAAP, and is subject to important limitations. We have included the calculations of Adjusted EBITDA for the periods presented. Adjusted EBITDA is the covenant compliance measure used in certain covenants under our credit agreement, particularly those governing debt incurrence and restricted payments. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.
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
Non-GAAP Measures
Organic revenue growth and segment EBITDA growth are useful measures calculated by the Company to explain the underlying results and trends in the business. Organic revenue growth and segment EBITDA growth are measures used to show current year sales and earnings from existing operations and include joint ventures and revenue from product participation related activities entered into within the year.  Organic revenue growth and segment EBITDA growth exclude the impact of foreign currency, acquisitions of operating or legal entities and divestitures within the year. These measures should be considered in addition to, not as a substitute for, performance measures reported in accordance with GAAP. These measures, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with GAAP.

Results of Operations
Three Months Ended December 31, 2014 compared to the Three Months Ended December 31, 2013

	Three Months Ended December 31,		FX impact (unfavorable) / favorable	Constant Currency Increase/(Decrease)
(Dollars in millions)	2014	2013		Change $	Change %
Net revenue	$455.8	$440.7	$(22.1)	$37.2	8%
Cost of sales	299.7	303.3	(15.8)	12.2	4%
Gross margin	156.1	137.4	(6.3)	25.0	18%
Selling, general and administrative expenses	88.1	87.5	(2.3)	2.9	3%
Impairment charges and (gain)/loss on sale of assets	3.5	—	0.1	3.4	*
Restructuring and other	2.1	5.4	(0.2)	(3.1)	(57)%
Operating earnings/(loss)	62.4	44.5	(3.9)	21.8	49%
Interest expense, net	23.9	41.5	(0.4)	(17.2)	(41)%
Other (income)/expense, net	(3.6)	(1.4)	(1.6)	(0.6)	43%
Earnings/(loss) from continuing operations before income taxes	42.1	4.4	(1.9)	39.6	*
Income tax expense/(benefit)	(4.1)	23.3	(0.8)	(26.6)	*
Earnings/(loss) from continuing operations	46.2	(18.9)	(1.1)	66.2	*
Net earnings/(loss) from discontinued operations, net of tax	(0.2)	(0.6)	—	0.4	(67)%
Net earnings/(loss)	46.0	(19.5)	(1.1)	66.6	*
Less: Net earnings/(loss) attributable to noncontrolling interest, net of tax	(0.5)	(0.3)	—	(0.2)	67%
Net earnings/(loss) attributable to Catalent	$46.5	$(19.2)	$(1.1)	$66.8	*
 *Percentage not meaningful
Net Revenue
Net revenue increased $37.2 million, or 8%, as compared to the three months ended December 31, 2013, excluding the impact of foreign exchange. The increase in net revenue was driven by increased sales across all three reportable segments, primarily due to increased sales within both our Medication Delivery Solutions segment and our modified release technologies business included in our Oral Technologies segment and increased demand for our analytical services integrated operations within our Development and Clinical Services segment. These revenue increases were partially offset by lower end market demand for certain products using our softgel offering within our Oral Technologies segment.
Gross Margin
Gross margin increased $25.0 million, or 18%, as compared to the three months ended December 31, 2013, excluding the impact of foreign exchange. The increase in gross margin was primarily due to increased sales and a favorable shift in revenue mix within both our Medication Delivery Solutions segment and our modified release technologies business included in our Oral Technologies segment. Gross margin also grew as a result of increased demand for our analytical services integrated operations within our Development and Clinical Services segment.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $2.9 million, or 3%, as compared to the three months ended December 31, 2013, excluding the impact of foreign exchange. The increase in selling, general and administrative expense was primarily due to an increase in non-cash equity compensation of $1.6 million and an increase in transaction related expenses of $1.7 million, partially offset by a reduction in expense due to the elimination of the recurring sponsor advisory fee agreement as a result of our IPO during the first quarter of the current fiscal year.

Restructuring and Other
Restructuring and other charges of $2.1 million for the three months ended December 31, 2014 decreased $3.1 million compared to the three months ended December 31, 2013, excluding the impact of foreign exchange. The three months ended December 31, 2014, included restructuring activities enacted to improve cost efficiency primarily related to employee severance expenses. The prior period charges included restructuring initiatives across several of our operations and site consolidation in the pursuit of synergies related to the Aptuit acquisition.
Interest Expense, net
Interest expense, net of $23.9 million for the three months ended December 31, 2014 decreased by $17.6 million, or 42%, compared to the three months ended December 31, 2013, primarily driven by lower levels of outstanding debt as compared to the prior year. The Company redeemed $350 million of Senior Notes and $275 million of Senior Subordinated Notes on August 28, 2014 and September 4, 2014, respectively. In addition, the Company reduced an aggregate of $234.5 million of outstanding borrowings under the unsecured term loan during the first quarter. The funds utilized to reduce our debt level were generated by proceeds from our IPO which was completed during the first quarter. The decrease in interest expense, net was partially offset by incremental borrowings of $191 million during the three months ended December 31, 2014.
Other (Income)/Expense, net
Other income of $3.6 million for the three months ended December 31, 2014 increased from $1.4 million in the three months ended December 31, 2013 and was primarily driven by the re-measurement of a previously held investment that is required upon completion of an acquisition completed in stages and net gains from foreign exchange translation recorded during the period of $1.9 million. These gains were partially offset by expense of $1.2 million related to the early repayment of our unsecured term loan in December 2014.
Provision/(Benefit) for Income Taxes
Our benefit for income taxes for the three months ended December 31, 2014 was $4.1 million relative to earnings from continuing operations before income taxes of $42.1 million. Our provision for income taxes for the three months ended December 31, 2013 was $23.3 million relative to earnings from continuing operations before income taxes of $4.4 million. The income tax benefit for the current period is not comparable to the same period of the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Our effective tax rate at December 31, 2014 reflects benefits derived from operations outside the United States, which are generally taxed at lower rates than the U.S. statutory rate of 35%.

Segment Review
The Company’s results on a segment basis for the three months ended December 31, 2014 compared to the three months ended December 31, 2013 were as follows:

	Three Months Ended December 31,		FX impact (unfavorable) / favorable	Constant Currency Increase/(Decrease)
(Dollars in millions)	2014	2013		Change $	Change %
Oral Technologies
Net revenue	$277.2	$285.8	$(18.1)	$9.5	3%
Segment EBITDA	74.7	74.6	(5.0)	5.1	7%
Medication Delivery Solutions
Net revenue	73.7	55.3	(2.7)	21.1	38%
Segment EBITDA	18.1	7.0	(0.1)	11.2	*
Development and Clinical Services
Net revenue	107.8	102.1	(1.4)	7.1	7%
Segment EBITDA	21.9	18.5	(0.4)	3.8	21%
Inter-segment revenue elimination	(2.9)	(2.5)	0.1	(0.5)	20%
Unallocated Costs (1)	(13.0)	(16.6)	1.8	1.8	(11)%
Combined Total
Net revenue	$455.8	$440.7	$(22.1)	$37.2	8%

EBITDA from continuing operations	$101.7	$83.5	$(3.7)	$21.9	26%
 *    Percentage not meaningful

(1)
Unallocated costs includes equity-based compensation, certain acquisition related costs, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended December 31,
(Dollars in millions)	2014	2013
Impairment charges and gain/(loss) on sale of assets	$(3.5)	$—
Equity compensation	(2.7)	(1.1)
Restructuring and other special items (2)	(6.8)	(8.1)
Sponsor advisory fee	—	(3.2)
Noncontrolling interest	0.5	0.3
Other income/(expense), net (3)	3.6	1.4
Non-allocated corporate costs, net	(4.1)	(5.9)
Total unallocated costs	$(13.0)	$(16.6)

(2)	Segment results do not include restructuring and certain acquisition related costs.

(3)
Amounts primarily relate to a non-cash gain on previously held investment in a business we acquired during the current period and to foreign currency translation gains and losses during all periods presented.

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations:

	Three Months Ended December 31,
(Dollars in millions)	2014	2013
Earnings/(loss) from continuing operations	$46.2	$(18.9)
Depreciation and amortization	35.2	37.3
Interest expense, net	23.9	41.5
Income tax (benefit)/expense	(4.1)	23.3
Noncontrolling interest	0.5	0.3
EBITDA from continuing operations	$101.7	$83.5
Oral Technologies segment

	2014 vs. 2013
Factors Contributing to Year-Over-Year Change	Three Months Ended December 31,
	Net Revenue	Segment EBITDA
Organic revenue / Segment EBITDA	3%	7%
Impact of acquisitions	—%	—%
Impact of divestitures / business restructuring	—%	—%
Constant currency change	3%	7%
Foreign exchange fluctuation	(6)%	(7)%
Total % Change	(3)%	—%
Oral Technologies’ net revenue increased $9.5 million, or 3%, excluding the impact of foreign exchange. The increase was primarily due to increased sales in our modified release technologies offering and higher revenue from product participation related activities of approximately $7 million, or 2%, and approximately $3 million, or 1%, respectively, compared to the prior year. These increases were partially offset by lower end market demand for certain customer products using our softgel offering.
Oral Technologies' segment EBITDA increased by $5.1 million, or 7%, as compared to the three months ended December 31, 2013, excluding the impact of foreign exchange. The increase was primarily driven by increased profit from our product participation related activities coupled with increased revenues for products utilizing our modified release technologies platform.

Medication Delivery Solutions segment

	2014 vs. 2013
Factors Contributing to Year-Over-Year Change	Three Months Ended December 31,
	Net Revenue	Segment EBITDA
Organic revenue / Segment EBITDA	37%	173%
Impact of acquisitions	1%	(13)%
Impact of divestitures / business restructuring	—%	—%
Constant currency change	38%	160%
Foreign exchange fluctuation	(5)%	(1)%
Total % Change	33%	159%
Net revenue in our Medication Delivery Solutions segment increased by $21.1 million, or 38%, as compared to the three months ended December 31, 2013, excluding the impact of foreign exchange, primarily due to timing of customer order patterns, contractual settlements and increased demand for certain products utilizing our blow-fill-seal technology platform of approximately 19%. Additionally, there was increased demand for our injectable products at our European pre-filled syringe operations of approximately 12% and increased revenue from our biologics offerings of approximately 7% driven by the timing of completed project milestones.
Medication Delivery Solutions' segment EBITDA increased by $11.2 million, as compared to the three months ended December 31, 2013, excluding the impact of foreign exchange. The increase in segment EBITDA was primarily attributable to increased demand and favorable product mix shift within our blow-fill-seal technology platform and increased demand from our injectable products at our European pre-filled syringe operations.

Development and Clinical Services segment

	2014 vs. 2013
Factors Contributing to Year-Over-Year Change	Three Months Ended December 31,
	Net Revenue	Segment EBITDA
Organic revenue / Segment EBITDA	4%	17%
Impact of acquisitions	3%	4%
Impact of divestitures / business restructuring	—%	—%
Constant currency change	7%	21%
Foreign exchange fluctuation	(1)%	(3)%
Total % Change	6%	18%
Development and Clinical Services' net revenue increased by $7.1 million, or 7%, as compared to the three months ended December 31, 2013, excluding the impact of foreign exchange. Organic revenue growth increased approximately $4 million, or 4%, resulting from growth in analytical services due to growth of our integrated oral solids development and manufacturing capabilities and higher project volumes in the U.S.
Development and Clinical Services' segment EBITDA increased by $3.8 million, or 21%, excluding the impact of foreign exchange, as compared to the three months ended December 31, 2013, primarily due to increased demand for analytical services and favorable revenue mix from our clinical services offerings.

Results of Operations
Six months ended December 31, 2014 compared to the Six months ended December 31, 2013

	Six Months Ended December 31,		FX impact (unfavorable) / favorable	Constant Currency Increase/(Decrease)
(Dollars in millions)	2014	2013		Change $	Change %
Net revenue	$874.1	$855.0	$(23.1)	$42.2	5%
Cost of sales	592.7	598.4	(15.4)	9.7	2%
Gross margin	281.4	256.6	(7.7)	32.5	13%
Selling, general and administrative expenses	169.5	168.6	(2.2)	3.1	2%
Impairment charges and (gain)/loss on sale of assets	3.5	—	—	3.5	*
Restructuring and other	3.5	8.4	(0.1)	(4.8)	(57)%
Operating earnings/(loss)	104.9	79.6	(5.4)	30.7	39%
Interest expense, net	59.4	82.4	(0.1)	(22.9)	(28)%
Other (income)/expense, net	37.7	(2.4)	(2.2)	42.3	*
Earnings/(loss) from continuing operations before income taxes	7.8	(0.4)	(3.1)	11.3	*
Income tax expense/(benefit)	(18.1)	16.7	(1.4)	(33.4)	*
Earnings/(loss) from continuing operations	25.9	(17.1)	(1.7)	44.7	*
Net earnings/(loss) from discontinued operations, net of tax	0.2	(1.0)	—	1.2	*
Net earnings/(loss)	26.1	(18.1)	(1.7)	45.9	*
Less: Net earnings/(loss) attributable to noncontrolling interest, net of tax	(0.9)	(0.4)	—	(0.5)	*
Net earnings/(loss) attributable to Catalent	$27.0	$(17.7)	$(1.7)	$46.4	*
 *Percentage not meaningful
Net Revenue
Net revenue increased by $42.2 million, or 5%, as compared to the six months ended December 31, 2013, excluding the impact of foreign exchange. The increase in net revenue was driven by increased sales across all three reportable segments, primarily due to increased sales within our modified release technologies business included in our Oral Technologies segment and within our Medication Delivery Solutions segment and increased demand for our analytical services integrated operations within our Development and Clinical Services segment. These revenue increases were partially offset by lower end market demand for certain products using our softgel offering within Oral Technologies and lower revenue from clinical services within Development and Clinical Services.
Gross Margin
Gross margin increased by $32.5 million, or 13%, as compared to the six months ended December 31, 2013, excluding the impact of foreign exchange. The increase in gross margin was primarily due to increased sales within our modified release technologies business included in our Oral Technologies segment and a favorable shift in revenue mix within both our Medication Delivery Solutions and Development and Clinical Services segments, partially offset by decreased demand for our softgel offering within our Oral Technologies segment.
Selling, General and Administrative Expense
Selling, general and administrative expense increased by $3.1 million, or 2%, excluding the impact of foreign exchange. The increase in selling, general and administrative expense was primarily due to an increase in employee compensation costs, inclusive of both inflationary increases and an increase in non-cash equity compensation of $2 million and increased acquisition related transaction costs of $1.1 million as compared to the comparable prior year period. These increases were partially offset by a reduction in expense due to the elimination of the recurring sponsor advisory fee agreement as a result of our IPO during the first quarter.

Restructuring and Other
Restructuring and other charges of $3.5 million for the six months ended December 31, 2014 decreased by $4.9 million, or 58%, compared to the six months ended December 31, 2013. The six months ended December 31, 2014 included restructuring activities enacted to improve cost efficiency primarily related to employee severance expenses. The prior period charges included restructuring initiatives across several of our operations which were enacted to improve cost efficiency, including the site consolidation in the pursuit of synergies related to the Aptuit acquisition and employee-related severance expenses during the six months ended December 31, 2013.
Interest Expense, net
Interest expense, net of $59.4 million for the six months ended December 31, 2014 decreased by $23.0 million, or 28%, compared to the six months ended December 31, 2013, primarily driven by lower levels of outstanding debt as compared the comparable period in the prior year. The Company redeemed $350 million of Senior Notes and $275 million of Senior Subordinated Notes on August 28, 2014 and September 4, 2014, respectively. In addition, the Company reduced an aggregate of $234.5 million of outstanding borrowings under the unsecured term loan during the first quarter. The funds utilized to reduce our debt level were generated by proceeds from our IPO which was completed during the first quarter. The decrease in interest expense, net was partially offset by incremental borrowings of $191 million during the three months ended December 31, 2104.
Other (Income)/Expense, net
Other expense, net of $37.7 million for the six months ended December 31, 2014 increased from other income, net of $2.4 million in the six months ended December 31, 2013. The increase was primarily driven by a sponsor advisory agreement termination fee of $29.8 million which was agreed to in connection with our IPO. In addition, we incurred $21.8 million of expense associated with the early redemption of our Senior Notes and pre-payment of the unsecured term loan, of which $9.8 million was a cash expense. Offsetting these other expense items were non-recurring non-cash gains of approximately $10.2 million related to acquisitions completed during the period and a $5.0 million of net gains associated with foreign exchange.
Provision/(Benefit) for Income Taxes
Our benefit for income taxes for the six months ended December 31, 2014 was $18.1 million relative to earnings before income taxes of $7.8 million. Our provision for income taxes for the six months ended December 31, 2013 was $16.7 million relative to losses before income taxes of $0.4 million. The income tax benefit for the current period is not comparable to the same period of the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Our effective tax rate at December 31, 2014 reflects benefits derived from operations outside the United States, which are generally taxed at lower rates than the U.S. statutory rate of 35%.

Segment Review
The Company’s results on a segment basis for the six months ended December 31, 2014 compared to the six months ended December 31, 2013 were as follows:

	Six Months Ended December 31,		FX impact (unfavorable) / favorable	Constant Currency Increase/(Decrease)
(Dollars in millions)	2014	2013		Change $	Change %
Oral Technologies
Net revenue	$538.3	$544.7	$(21.8)	$15.4	3%
Segment EBITDA	132.4	135.0	(6.8)	4.2	3%
Medication Delivery Solutions
Net revenue	130.6	111.8	(2.7)	21.5	19%
Segment EBITDA	28.0	15.2	(0.2)	13.0	86%
Development and Clinical Services
Net revenue	210.9	203.1	1.5	6.3	3%
Segment EBITDA	43.3	34.2	0.3	8.8	26%
Inter-segment revenue elimination	(5.7)	(4.6)	(0.1)	(1.0)	22%
Unallocated Costs (1)	(65.4)	(28.2)	2.4	(39.6)	*
Combined Total
Net revenue	$874.1	$855.0	$(23.1)	$42.2	5%

EBITDA from continuing operations	$138.3	$156.2	$(4.3)	$(13.6)	(9)%
 *    Percentage not meaningful

(1)
Unallocated costs includes equity-based compensation, certain acquisition related costs, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Six Months Ended December 31,
(Dollars in millions)	2014	2013
Impairment charges and gain/(loss) on sale of assets	$(3.5)	$—
Equity compensation	(4.3)	(2.3)
Restructuring and other special items (2)	(11.2)	(14.8)
Sponsor advisory fee	—	(6.4)
Noncontrolling interest	0.9	0.4
Other income/(expense), net (3)	(37.7)	2.4
Non-allocated corporate costs, net	(9.6)	(7.5)
Total unallocated costs	$(65.4)	$(28.2)

(2)	Segment results do not include restructuring and certain acquisition related costs.

(3)
Amounts primarily relate to the expense associated with the termination of the sponsor advisory services agreement of $29.8 million resulting from the initial public offering, expenses related to financing transactions of $21.8 million, non-recurring non-cash gains of approximately $10.2 million related to acquisitions completed during the current year, and foreign currency translation gains and losses during all periods presented.

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations:

	Six Months Ended December 31,
(Dollars in millions)	2014	2013
Earnings/(loss) from continuing operations	$25.9	$(17.1)
Depreciation and amortization	70.2	73.8
Interest expense, net	59.4	82.4
Income tax (benefit)/expense	(18.1)	16.7
Noncontrolling interest	0.9	0.4
EBITDA from continuing operations	$138.3	$156.2
Oral Technologies segment

	2014 vs. 2013
Factors Contributing to Year-Over-Year Change	Six Months Ended December 31,
	Net Revenue	Segment EBITDA
Organic revenue / Segment EBITDA	3%	3%
Impact of acquisitions	1%	—%
Impact of divestitures / business restructuring	(1)%	—%
Constant currency change	3%	3%
Foreign exchange fluctuation	(4)%	(5)%
Total % Change	(1)%	(2)%
Oral Technologies’ net revenue increased $15.4 million, or 3%, excluding the impact of foreign exchange. The increase was primarily due to increased sales in our modified release technologies business of approximately $13 million, or 2%, as compared to the six months ended December 31, 2013. Additionally, revenue increased as a result of higher revenue from product participation related activities of approximately $7 million, or 1% compared to the prior year across the Oral Technologies businesses, partially offset by lower end market demand for certain customer products using our softgel offering.
Oral Technologies' segment EBITDA increased by $4.2 million, or 3%, as compared to the six months ended December 31, 2013, excluding the impact of foreign exchange. The increase was primarily driven by increased revenues and favorable product mix within our modified release technologies platform, partially offset by decreased demand and unfavorable product mix in our softgel offering.

Medication Delivery Solutions segment

	2014 vs. 2013
Factors Contributing to Year-Over-Year Change	Six Months Ended December 31,
	Net Revenue	Segment EBITDA
Organic revenue / Segment EBITDA	19%	92%
Impact of acquisitions	—%	(6)%
Impact of divestitures / business restructuring	—%	—%
Constant currency change	19%	86%
Foreign exchange fluctuation	(2)%	(2)%
Total % Change	17%	84%
Net revenue in our Medication Delivery Solutions segment increased by $21.5 million, or 19%, as compared to the six months ended December 31, 2013, excluding the impact of foreign exchange, primarily due to timing of customer ordering patterns, contractual settlements and increased demand for products utilizing our blow-fill-seal technology platform of approximately 11%, increased revenue from our biologics offerings of approximately 5% driven by the timing of completed project milestones and increased demand for our injectable products at our European pre-filled syringe operations of approximately 3%.
Medication Delivery Solutions' segment EBITDA increased by $13.0 million, or 86%, as compared to the six months ended December 31, 2013, excluding the impact of foreign exchange. The increase was primarily attributable to favorable product mix shift to revenue from our blow-fill-seal technology platform.

Development and Clinical Services segment

	2014 vs. 2013
Factors Contributing to Year-Over-Year Change	Six Months Ended December 31,
	Net Revenue	Segment EBITDA
Organic revenue / Segment EBITDA	1%	24%
Impact of acquisitions	2%	2%
Impact of divestitures / business restructuring	—%	—%
Constant currency change	3%	26%
Foreign exchange fluctuation	1%	1%
Total % Change	4%	27%
Development and Clinical Services' net revenue increased by $6.3 million, or 3%, as compared to the six months ended December 31, 2013, excluding the impact of foreign exchange. The increase in organic revenue was primarily driven by growth in analytical services of $7 million, or 3%, due primarily to higher project volumes in the U.S. and growth of our integrated oral solids development and manufacturing capabilities, partially offset by lower revenue from our clinical services offerings of approximately $4 million, or 2%.
Development and Clinical Services' segment EBITDA increased by $8.8 million, or 26%, excluding the impact of foreign exchange, as compared to the six months ended December 31, 2013, primarily due to increased demand for analytical services and favorable revenue mix across the segment.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal source of liquidity has been cash flows generated from operations. The principal uses of cash are to fund planned operating and capital expenditures, interest payments on debt and any mandatory or discretionary principal payments on debt issuances. As of December 31, 2014, our financing needs were supported by $200 million of available funds under our revolving credit facility. As of December 31, 2014, the revolving credit facility is only reduced by $13.3 million of outstanding letters of credit. The revolving credit facility matures in May 2019.
Cash Flows
The following table summarizes our consolidated statement of cash flows from continuing operations:

	Six Months Ended December 31,
(Dollars in millions)	2014	2013	Change $
Net cash provided by/(used in):
Operating activities	$0.2	$41.5	$(41.3)
Investing activities	$(196.4)	$(90.0)	$(106.4)
Financing activities	$222.6	$0.7	$221.9
Operating Activities
For the six months ended December 31, 2014, cash provided by operating activities was $0.2 million compared to cash provided by operating activities of $41.5 million for the comparable prior year period. Cash provided by operating activities decreased primarily due to the sponsor advisory agreement termination fee of $29.8 million paid in connection with the IPO and net cash outflows associated with working capital changes compared to the previous period. These changes were partially offset by increased operating earnings in the six months ended December 31, 2014 as compared to the six months ended December 31, 2013.
Investing Activities
For the six months ended December 31, 2014, cash used in investing activities was $196.4 million compared to $90.0 million for the comparable prior year period. Acquisitions of property, plant and equipment totaled $71.3 million for the six months ended December 31, 2014 as compared to $39.8 million in the comparable prior year period. In addition, during the six months ended December 31, 2014, we expended $125.1 million for acquisition activities as compared to $51.0 million in the comparable period.
Financing Activities
For the six months ended December 31, 2014, cash provided by financing activities was $222.6 million compared to cash provided by financing activities of $0.7 million for the comparable prior year period. The net proceeds raised in connection with our IPO of $948.8 million were primarily used to fund debt payments in the first quarter of $863.8 million. The current period also includes $12.6 million of call premiums paid in connection with the early termination of certain debt instruments in the period. Additionally, on December 1, 2014, we entered into Amendment No. 1 to our credit agreement to provide additional senior secured financing of incremental dollar and euro denominated term loan facilities of $100 million and €72.8 million ($91 million), respectively. The proceeds of the borrowing were primarily used to pay the remaining $40.5 million outstanding on the unsecured term loans, fund acquisitions completed in the second quarter of $111.6 million and for general corporate purposes. For the six months ended December 31, 2013, we increased our net short-term borrowings by $15.0 million and repaid $15.2 million of our long-term borrowings.
Guarantees and Security
All obligations under our credit agreement are unconditionally guaranteed by each of our existing U.S. wholly owned subsidiaries, other than our Puerto Rico subsidiaries, subject to certain exceptions.
All obligations under our credit agreement, and the guarantees of those obligations, are secured by substantially all of the following assets of each guarantor, subject to certain exceptions:

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
Debt Covenants
Our credit agreement, among other things, restrict, subject to certain exceptions, our ability to incur additional indebtedness or issue certain preferred shares; create liens on assets; engage in mergers and consolidations; sell assets; pay dividends and distributions or repurchase capital stock; repay subordinated indebtedness; engage in certain transactions with affiliates; make investments, loans or advances; make certain acquisitions; and in the case of our credit agreement, enter into sale and leaseback transactions and change our lines of business.
Our credit agreement also contains change of control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a Net Leverage covenant when there is a 30% or more draw outstanding at a period end. As of December 31 2014, we were in compliance with all covenants related to our long-term obligations.
Subject to certain exceptions, our credit agreement permits us and our restricted subsidiaries to incur certain additional indebtedness, including secured indebtedness. None of our non-U.S. subsidiaries or Puerto Rico subsidiaries is a guarantor of the loans.

As of December 31, 2014 and June 30, 2014, the amounts of cash and cash equivalents held by foreign subsidiaries were $62.4 million and $53.5 million, respectively, out of the total consolidated cash and cash equivalents of $84.1 million and $74.4 million. We believe that the amount of funds held by foreign subsidiaries as of such dates not readily convertible into other foreign currencies, including U.S. dollars, was $3.0 million and $3.5 million, respectively. Based on our domestic cash flows from operations and our other sources of liquidity, we believe we have sufficient access to funds for our expected future domestic liquidity needs. Our intent is to continue to reinvest undistributed earnings of our foreign local entities and we do not currently plan to repatriate them to fund our operations in the United States. In the event we need to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences, including foreign withholding taxes or U.S. income taxes. It is not feasible to estimate the amount of U.S. tax that might be payable on the remittance of such earnings.
Historical and Adjusted EBITDA
The Company's Adjusted EBITDA for the twelve months ended December 31, 2014 based on the definition in our credit agreement is calculated as follows:

(Dollars in millions)	Twelve Months Ended December 31, 2014
Earnings/(loss) from continuing operations	$60.9
Interest expense, net	140.1
Income tax (benefit)/provision	14.7
Depreciation and amortization	139.3
Noncontrolling interest	1.5
EBITDA from continuing operations	356.5

Equity compensation (1)	6.4
Impairment charges and (gain)/loss on sale of assets (2)	6.7
Financing-related expenses (3)	32.8
GAAP Restructuring (4)	14.8
Acquisition, integration and other special items (5)	10.9
Foreign exchange loss (gain) (included in other, net) (6)	(2.5)
Other adjustments (7)	20.9
Sponsor advisory fee (8)	6.5
Adjusted EBITDA	$453.0

(1)	Reflects non-cash stock-based compensation expense under the provisions of ASC 718 Compensation – Stock Compensation.

(2)	Reflects non-cash asset impairment charges or gains and losses from the sale of assets not included in GAAP Restructuring and other special items discussed below.

(3)	Reflects the expenses associated with refinancing activities undertaken by us during the period.

(4)
Reflects GAAP restructuring charges, which were primarily attributable to activities which focus on various aspects of operations, including consolidating certain operations, rationalizing headcount and aligning operations in a more strategic and cost-efficient structure to optimize our business.

(5)	Primarily reflects acquisition and ongoing integration related costs.

(6)
Foreign exchange gain of $2.5 million for the twelve months ended December 31, 2014 included $21.7 million of non-cash unrealized foreign currency exchange rate gains primarily driven by losses of $9.9 million related to inter-company loans denominated in a currency different from the functional currency of either the borrower or the lender and non-cash foreign currency exchange gains of $31.6 million driven by the ineffective portion of the net investment hedge related to euro denominated debt. The foreign exchange adjustment was also affected by the exclusion of realized foreign currency exchange rate losses from the non-cash and cash settlement of inter-company loans of $19.2 million. Inter-company loans are between Catalent entities and do not reflect the ongoing results of the companies' trade operations.

(7)
Reflects certain other adjustments made pursuant to the definition of "EBITDA" under our credit agreement, including the sponsor advisory agreement termination fee of $29.8 million offset by certain non-recurring non-cash gains recorded in other (income)/expense, net related to acquisitions.

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

A reconciliation of net income, the most directly comparable GAAP measure, to Adjusted Net Income is as follows:

Twelve Months Ended December 31, 2014
(Dollars in millions)
Net earnings/(loss)	$59.4
Net earnings/(loss) from discontinued operations, net of tax	(1.5)
Earnings/(loss) from continuing operations	60.9
Amortization (1)	44.7
Non-cash Income tax expense/(benefit) (2)	14.7
Cash taxes (paid) / refunded	(26.8)
Net (earnings)/loss attributable to noncontrolling interest, net of tax	1.5
Equity compensation (3)	6.4
Impairment charges and (gain)/loss on sale of assets (4)	6.7
Financing-related expenses (5)	32.8
GAAP restructuring (6)	14.8
Acquisition, integration and other special items (7)	10.9
Foreign exchange loss (gain) (included in other (income) / expense, net) (8)	(2.5)
Other adjustments (9)	20.9
Sponsor advisory fee (10)	6.5
Estimated cash tax (savings) / expense attributable to reconciling items (11)	(6.2)
Adjusted net income / (loss)	$185.3

(1)	Represents the amortization attributable to purchase accounting for previously completed business combinations.

(2)	Represents the amount of income tax-related (benefit)/expense recorded within our net earnings/(loss) that may not result in cash payment or receipt.

(3)	Reflects non-cash stock-based compensation expense under the provisions of ASC 718 Compensation – Stock Compensation.

(4)	Reflects non-cash asset impairment charges or gains and losses from the sale of assets not included in GAAP Restructuring and other special items discussed below.

(5)	Reflects the expense associated with refinancing activities undertaken by the Company during the period.

(6)
Reflects GAAP restructuring charges which were primarily attributable to activities which focus on various aspects of operations, including consolidating certain operations, rationalizing headcount and aligning operations in a more strategic and cost-efficient structure to optimize our business.

(7)	Primarily reflects acquisition and integration related costs.

(8)
Foreign exchange gain of $2.5 million for the twelve months ended December 31, 2014 included $21.7 million of non-cash unrealized foreign currency exchange rate gains primarily driven by losses of $9.9 million related to inter-company loans denominated in a currency different from the functional currency of either the borrower or the lender, partially offset by non-cash foreign currency exchange gains of $31.6 million driven by the ineffective portion of the net investment hedge related to euro denominated debt. The foreign exchange adjustment was also impacted by the exclusion of realized foreign currency exchange rate losses from the non-cash and cash settlement of inter-company loans of $19.2 million. Inter-company loans are between Catalent entities and do not reflect the ongoing results of the Company's trade operations.

(9)
Reflects certain other adjustments made pursuant to the definition of "EBITDA" under our credit agreement including the sponsor advisory agreement termination fee of $29.8 million offset by offset by certain non-recurring non-cash gains recorded in other (income)/expense, net related to acquisitions.

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

Backlog

While we generally have long-term supply agreements that provide for a revenue stream over a period of years, our backlog represents, as of a point in time, future service revenues from work not yet completed. For our Oral Technologies segment and Medication Delivery Solutions segment, backlog represents firm orders for manufacturing services and includes minimum volumes, where applicable. For our Development and Clinical Services segment, backlog represents estimated future service revenues from work not yet completed under signed contracts. Using these methods of reporting backlog, as of December 31, 2014, backlog was approximately $804.7 million, as compared to approximately $782.1 million as of June 30,
 2014, including approximately $381.0 million and $373.8 million, respectively, related to our Development and Clinical Services segment. We expect to recognize approximately 65% of revenue from the backlog in existence as of December 31, 2014 by June 30, 2015.
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
Interest Rate Risk Management
A significant portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate assets and liabilities. The primary interest rate exposure as of December 31, 2014 is to interest rate fluctuations in the United States and Europe, especially USD LIBOR and EURIBOR interest rates.
Currency Risk Management
The Company is exposed to fluctuations in the EUR-USD exchange rate on its investments in foreign operations in Europe. While the Company does not actively hedge against changes in foreign currency, the Company has mitigated the exposure of its investments in its European operations by denominating a portion of its debt in euros. At December 31, 2014, the Company had euro-denominated debt outstanding of $389.1 million that qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the effective portion of the translation gains or losses are reported in accumulated other comprehensive income/(loss) as part of the cumulative translation adjustment. For the three and six months ended December 31, 2014, the Company recorded an unrealized foreign exchange gain of $4.4 million and an unrealized foreign exchange gain of $15.2 million, respectively, within cumulative translation adjustment. For the three and six months ended December 31, 2013, the Company recorded an unrealized foreign exchange loss of $4.0 million and an unrealized foreign exchange loss $15.4 million, respectively, within cumulative translation adjustment. The net accumulated gain of this net investment as of December 31, 2014 included within other comprehensive income/(loss) was approximately $64.7 million.
For the three and six months ended December 31, 2014, the Company recognized an unrealized foreign exchange gain of $9.6 million and an unrealized foreign exchange gain of $30.8 million, respectively, in the consolidated statement of operations related to a portion of its euro-denominated debt not designated as a net investment hedge. For the three and six months ended December 31, 2013, the Company recorded an unrealized foreign exchange loss of $2.6 million and an unrealized foreign exchange loss of $10.3 million, respectively.
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
Contractual Obligations
The following table summarizes our significant contractual obligations as of December 31, 2014:

(Dollars in millions)	Total	January 1, 2015 - June 30, 2015	Fiscal 2016	Fiscal 2017 - Fiscal 2018	Fiscal 2019 - Fiscal 2020	Thereafter

Long-term debt obligations (1)	$1,893.0	$18.2	$18.9	$37.9	$37.9	$1,780.1
Interest on long-term obligations (2)	572.1	43.6	85.9	169.4	165.8	107.4
Capital lease obligations (3)	59.0	0.9	1.9	4.7	5.7	45.8
Operating leases (4)	32.3	3.0	5.2	8.1	7.2	8.8
Purchase obligations (5)	54.2	45.6	5.1	2.1	1.4	—
Other long-term liabilities (6)	39.5	0.9	1.7	3.4	3.4	30.1
Total	$2,650.1	$112.2	$118.7	$225.6	$221.4	$1,972.2

(1)	Represents gross maturities of our long-term debt obligations excluding capital lease obligations as of December 31, 2014.

(2)
Represents estimated interest payments relating to our long-term obligations including capital lease obligations. Estimated future interest payments on our variable rate debt obligations were calculated using the interest and exchange rates as of December 31, 2014.

(3)	Represents maturities of our capital lease obligations included within long-term debt as of December 31, 2014.

(4)	Represents minimum rental payments for operating leases having initial or remaining non-cancelable lease terms.

(5)
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

(6)	Primarily relates to certain long-term employee related liabilities for operations which we have discontinued.

The table excludes our retirement and other post-retirement benefits ("OPEB") obligations. The timing and amount of contributions may be affected by a number of factors, including the funded status of the plans. In fiscal year 2015, we are not required to make contributions to our plans to satisfy regulatory funding standards. Beyond fiscal year 2015, the actual amounts required to be contributed are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory actions related to pension funding obligations. Payments due under our OPEB plans are not required to be funded in advance, but are paid as medical costs are incurred by covered retiree populations, and are principally dependent upon the future cost of retiree medical benefits under our plans. Refer to Note 9 to the Consolidated Financial Statements for further discussion.
Off-Balance Sheet Arrangements
Other than operating leases and outstanding letters of credit, we do not have any material off-balance sheet arrangement as of December 31, 2014.

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
Interest Rate Risk
We have historically used interest rate swaps to manage the economic effect of variable rate interest obligations associated with our floating rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. As of December 31, 2014, we did not have any interest rate swap agreements in place that would either have the economic effect of modifying the variable interest obligations associated with our floating rate term loans or would be considered effective cash flow hedges for financial reporting purposes.
Foreign Currency Exchange Risk
The nature of our global operations exposes us to cash flow and earnings fluctuations resulting from foreign exchange rate variation. These exposures are transactional and translational in nature. Since we manufacture and sell our products throughout the world, our foreign currency risk is diversified. Principal drivers of this diversified foreign exchange exposure include the euro, British pound, Argentinean peso, Brazilian real and Australian dollar. Our transactional exposure arises from the purchase and sale of goods and services in currencies other than the functional currency of our operational units. We also have exposure related to the translation of financial statements of our foreign divisions into U.S. dollars, the functional currency of Catalent. The financial statements of our operations outside the United States are measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign operations in U.S. dollars are accumulated as a component of other comprehensive income/(loss) utilizing period-end exchange rates. Foreign currency transaction gains and losses calculated by utilizing weighted average exchange rates for the period are included in our consolidated statements of operations in “other (income)/expense, net”. Such foreign currency transaction gains and losses include inter-company loans denominated in non-U.S. dollar currencies.

Item 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any control and procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our President and Chief Executive Officer, and our Executive Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
Beginning in November 2006, the Company, along with several pharmaceutical companies, had been named in approximately 380 civil lawsuits filed by individuals allegedly injured by their use of the prescription acne medication Amnesteem®, a branded generic form of isotretinoin, and in some instances of isotretinoin products made and/or sold by other firms as well. All of these lawsuits have been dismissed or settled.
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
Recent Sales of Unregistered Securities
None.

Use of Proceeds from Registered Securities
None.

Purchase of Equity Securities
None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS
Exhibits:

10.1
Employment Agreement, dated October 22, 2014 by and among Catalent, Inc. and John R. Chiminski (incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 24, 2014), File No. 001-36587.

10.2
Amendment No. 1, dated December 1, 2014, to Amended and Restated Credit Agreement, dated as of May 20, 2014 among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc., as the administrative agent, collateral agent and swing line lender and other lenders as parties thereto (incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 2, 2014), File No. 001-36587.

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

101.1
The following financial information from Catalent, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 formatted in XBRL: (i) Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2014 and 2013; (ii) Consolidated Statements of Comprehensive Income/(Loss) for the Three and Six Months Ended December 31, 2014 and 2013 (iii) Consolidated Balance Sheets as of December 31, 2014 and June 30, 2014; (iv) Consolidated Statement of Changes in Shareholders’ Equity/(Deficit) as of December 31, 2014; (v) Consolidated Statements of Cash Flows for the Three and Six Months Ended December 31, 2014 and 2013; and (vi) Notes to Unaudited Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALENT, INC. (Registrant)

Date:	February 11, 2015	By:	/s/ John R. Chiminski
John R. Chiminski
President & Chief Executive Officer

Date:	February 11, 2015	By:	/S/ Matthew M. Walsh
Matthew M. Walsh
Executive Vice President & Chief Financial Officer