Form 10-Q
period 2015-03-31
Catalent, Inc.
filed 2015-05-05
CIK 1596783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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

On April 30, 2015 there were 124,286,388 shares of the Registrant's common stock, par value $0.01 per share, issued and outstanding.

CATALENT, INC. and Subsidiaries

INDEX TO FORM 10-Q
For the Three and Nine Months Ended March 31, 2015

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

•	Affiliates of The Blackstone Group L.P. ("Blackstone") can significantly influence us and their interests may conflict with ours or yours in the future.

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this report apply only as of the date of this report or as of the date they were made and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.
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

PART I.    FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Catalent, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited; Dollars in millions, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net revenue	$446.6	$453.1	$1,320.7	$1,308.1
Cost of sales	294.4	301.4	887.1	899.8
Gross margin	152.2	151.7	433.6	408.3
Selling, general and administrative expenses	80.9	87.6	250.4	256.2
Impairment charges and (gain)/loss on sale of assets	0.3	0.4	3.8	0.4
Restructuring and other	5.2	3.5	8.7	11.9
Operating earnings/(loss)	65.8	60.2	170.7	139.8
Interest expense, net	23.0	40.4	82.4	122.8
Other (income)/expense, net	0.8	5.2	38.5	2.8
Earnings/(loss) from continuing operations before income taxes	42.0	14.6	49.8	14.2
Income tax expense/(benefit)	11.2	6.6	(6.9)	23.3
Earnings/(loss) from continuing operations	30.8	8.0	56.7	(9.1)
Net earnings/(loss) from discontinued operations, net of tax	—	(1.7)	0.2	(2.7)
Net earnings/(loss)	30.8	6.3	56.9	(11.8)
Less: Net earnings/(loss) attributable to noncontrolling interest, net of tax	(0.7)	(0.4)	(1.6)	(0.8)
Net earnings/(loss) attributable to Catalent	$31.5	$6.7	$58.5	$(11.0)

Amounts attributable to Catalent:
Earnings/(loss) from continuing operations less net earnings (loss) attributable to noncontrolling interest	31.5	8.4	58.3	(8.3)
Net earnings/(loss) attributable to Catalent	31.5	6.7	58.5	(11.0)

Earnings per share attributable to Catalent:
Basic
Earnings/(loss) from continuing operations	0.25	0.11	0.50	(0.11)
Net earnings/(loss)	0.25	0.09	0.50	(0.15)
Diluted
Earnings/(loss) from continuing operations	0.25	0.11	0.49	(0.11)
Net earnings/(loss)	0.25	0.09	0.49	(0.15)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited; Dollars in millions)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net earnings/(loss)	$30.8	$6.3	$56.9	$(11.8)
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	(50.8)	5.9	(164.4)	16.1
Pension and Other Post-Retirement adjustments	0.8	0.2	1.5	0.6
Deferred compensation	0.3	0.2	0.5	1.4
Other comprehensive income/(loss), net of tax	(49.7)	6.3	(162.4)	18.1
Comprehensive income/(loss)	(18.9)	12.6	(105.5)	6.3
Comprehensive income/(loss) attributable to noncontrolling interest	(0.7)	(0.4)	(1.6)	(0.8)
Comprehensive income/(loss) attributable to Catalent	$(18.2)	$13.0	$(103.9)	$7.1
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited; Dollars in millions, except per share data)

	March 31, 2015	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$116.1	$74.4
Trade receivables, net	331.6	403.7
Inventories	142.2	134.8
Prepaid expenses and other	63.2	74.6
Total current assets	653.1	687.5
Property, plant, and equipment, net	847.3	873.0
Other assets:
Goodwill	1,039.9	1,097.1
Other intangibles, net	373.6	357.6
Deferred income taxes	32.0	26.3
Other	28.2	48.7
Total assets	$2,974.1	$3,090.2
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$24.8	$25.2
Accounts payable	120.9	148.1
Other accrued liabilities	219.7	279.7
Total current liabilities	365.4	453.0
Long-term obligations, less current portion	1,857.0	2,685.4
Pension liability	133.9	154.7
Deferred income taxes	105.5	103.2
Other liabilities	39.6	61.2
Commitment and contingencies (see Note 15)

Redeemable noncontrolling interest	4.5	4.5

Shareholders' equity/(deficit):
Common stock $0.01 par value; 1.0 billion and 84 million shares authorized on March 31, 2015 and June 30, 2014, 124,194,630 and 74,821,348 issued and outstanding on March 31, 2015 and June 30, 2014, respectively.	1.2	0.7
Preferred stock $0.01 par value; 100 million and 0 authorized on March 31, 2015 and June 30, 2014, respectively, 0 issued and outstanding on March 31, 2015 and June 30, 2014.	—	—
Additional paid in capital	1,974.2	1,031.4
Accumulated deficit	(1,320.6)	(1,379.1)
Accumulated other comprehensive income/(loss)	(186.6)	(24.2)
Total Catalent shareholders' equity/(deficit)	468.2	(371.2)
Noncontrolling interest	—	(0.6)
Total shareholders' equity/(deficit)	468.2	(371.8)
Total liabilities, redeemable noncontrolling interest and shareholders' equity/(deficit)	$2,974.1	$3,090.2
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity/(Deficit)
(Unaudited; Dollars in millions, except share data in thousands)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Shareholders' Equity/ (Deficit)
Balance at June 30, 2014	74,821.3	$0.7	$1,031.4	$(1,379.1)	$(24.2)	$(0.6)	$(371.8)
Equity contribution	48,875.0	0.5	946.1				946.6
Stock option exercises	498.3	—	—				—
Equity compensation			6.4				6.4
Cash paid, in lieu of equity, for tax withholding			(7.6)				(7.6)
Noncontrolling interest ownership changes			(2.1)			1.0	(1.1)
Net earnings/(loss)				58.5		(0.4)	58.1
Other comprehensive income/(loss), net of tax					(162.4)		(162.4)
Balance at March 31, 2015	124,194.6	$1.2	$1,974.2	$(1,320.6)	$(186.6)	$—	$468.2
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; Dollars in millions)

	Nine Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings/(loss)	$56.9	$(11.8)
Net earnings/(loss) from discontinued operations	0.2	(2.7)
Earnings/(loss) from continuing operations	56.7	(9.1)
Adjustments to reconcile (loss)/earnings from continued operations to net cash from operations:
Depreciation and amortization	104.6	108.9
Non-cash foreign currency transaction (gain)/loss, net	(14.8)	(5.6)
Amortization and write off of debt financing costs	14.8	8.6
Asset impairments and (gain)/loss on sale of assets	3.8	0.4
Non-cash gain on acquisition	(10.2)	—
Reclassification of call premium payments and financing fees paid	12.6	—
Equity compensation	6.4	3.4
Provision/(benefit) for deferred income taxes	(27.0)	(8.1)
Provision for bad debts and inventory	9.5	4.5
Change in operating assets and liabilities:
Decrease/(increase) in trade receivables	44.6	21.8
Decrease/(increase) in inventories	(29.9)	(27.0)
Increase/(decrease) in accounts payable	(14.0)	(25.3)
Other accrued liabilities and operating items, net	(62.6)	22.7
Net cash provided by/(used in) operating activities from continuing operations	94.5	95.2
Net cash provided by/(used in) operating activities from discontinued operations	0.2	(1.9)
Net cash provided by/(used in) operating activities	94.7	93.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and other productive assets	(108.7)	(62.0)
Proceeds from sale of property and equipment	—	0.8
Payment for acquisitions, net	(131.6)	(53.5)
Net cash provided by/(used in) investing activities from continuing operations	(240.3)	(114.7)
Net cash provided by/(used in) investing activities from discontinued operations	—	4.0
Net cash provided by/(used in) investing activities	(240.3)	(110.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	4.8	(17.2)
Proceeds from borrowing, net	150.4	0.7
Payments related to long-term obligations	(874.8)	(20.0)
Reclassification of call premium payments and financing fees paid	(12.6)	—
Equity contribution/(redemption)	948.8	0.2
Cash paid, in lieu of equity, for tax withholding obligations	(7.6)	—
Net cash (used in)/provided by financing activities from continuing operations	209.0	(36.3)
Net cash (used in)/provided by financing activities from discontinued operations	—	—
Net cash (used in)/provided by financing activities	209.0	(36.3)
Effect of foreign currency on cash	(21.7)	3.0
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	41.7	(50.7)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	74.4	106.4
CASH AND EQUIVALENTS AT END OF PERIOD	$116.1	$55.7
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$86.5	$102.6
Income taxes paid, net	$23.7	$13.5

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
On July 31, 2014, the Company commenced an initial public offering of its common stock (the “IPO”). As part of its IPO, the Company sold a total of 48.9 million shares at a price of $20.50 per share, before underwriting discounts and commissions. Net of these discounts and commissions and other offering expenses, the Company obtained total proceeds from the IPO, including the underwriters’ over-allotment option, of $952.2 million, which it used to redeem the outstanding Senior Subordinated Notes, redeem the outstanding Senior Notes, repay portions of the Company’s unsecured term loan, and pay to Blackstone and certain other shareholders an advisory agreement termination fee of $29.8 million (recorded within other income/(expense), net on the Consolidated Statement of Operations), and for other corporate purposes. The Company’s common stock began trading on the New York Stock Exchange (the “NYSE”) under the symbol “CTLT” as of the IPO. Refer to Note 5 for further discussion regarding debt repayments.
On March 9, 2015, Blackstone, Genstar Capital and Aisling Capital (the "selling stockholders") completed a secondary offering of 27.3 million shares of the Company's common stock, including 3.6 million shares sold pursuant to the over-allotment option granted to the underwriters at a price of $29.50 per share. The Company did not sell any stock in this transaction and did not receive any proceeds from the sale of the shares by the selling stockholders. Concurrent with the secondary offering, Blackstone's ownership was reduced to 32.7% and as a result the Company no longer qualifies as a "controlled company" under applicable NYSE listing standards.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015. The consolidated balance sheet at June 30, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014 filed with the SEC.

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
Property and Equipment and Other Definite Lived Intangible Assets
Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including capital lease assets that are amortized over the shorter of their useful lives or the terms of the respective leases. The Company generally uses the following ranges of useful lives for its property and equipment categories: buildings and improvements - 5 to 50 years; machinery and equipment - 3 to 10 years; and furniture and fixtures - 3 to 7 years. Depreciation expense was $22.6 million and $69.9 million for the three and nine months ended March 31, 2015, respectively, and $24.2 million and $77.2 million for the three and nine months ended March 31, 2014, respectively. Depreciation expense includes amortization of assets related to capital leases. The Company charges repairs and maintenance costs to expense as incurred. The amount of capitalized interest was immaterial for all periods presented.
Intangible assets with finite lives, primarily including customer relationships and patents and trademarks continue to be amortized over their useful lives. The Company evaluates the recoverability of its other long-lived assets, including amortizing intangible assets, if circumstances indicate impairment may have occurred pursuant to ASC 360 Property, Plant and Equipment. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an un-discounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the consolidated statements of operations. Fair value is determined based on assumptions the Company believes marketplace participants would utilize and comparable marketplace information in similar arm's length transactions. The Company recorded an impairment charge of $0.3 million and $3.8 million for the three and nine months ended March 31, 2015, respectively. The Company recorded an impairment charge of $0.4 million for the three and nine months ended March 31, 2014.
Research and Development Costs
The Company expenses research and development costs as incurred. Costs incurred in connection with the development of new offerings and manufacturing process improvements are recorded within selling, general and administrative expenses. Such research and development costs included in selling, general and administrative expenses amounted to $2.7 million and $8.4 million for the three and nine months ended March 31, 2015, respectively, and $4.4 million and $12.3 million for the three and nine months ended March 31, 2014, respectively. Costs incurred in connection with research and development services the Company provides to customers and services performed in support of the commercial manufacturing process for customers are recorded within cost of sales. Such research and development costs included in cost of sales amounted to $10.7 million and $30.0 million for the three and nine months ended March 31, 2015, respectively, and $8.8 million and $24.6 million for the three and nine months ended March 31, 2014, respectively.
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
Recent Financial Accounting Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers.  The new standard will supersede nearly all existing revenue recognition guidance.  The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, the standard creates a five-step model that requires a company to exercise judgment when considering the terms of the contracts and all relevant facts and circumstances.  The five steps require a company to identify customer contracts, identify the separate performance obligations, determine the transaction price, allocate the transaction price to the separate performance obligations and recognize revenue when each performance obligation is satisfied. On April 1, 2015, the FASB proposed a one year deferral for the effective date whereby the standard would be effective for public entities for annual and interim periods beginning after December 15, 2017.  The standard allows for either full retrospective adoption, where the standard is applied to all periods presented, or modified retrospective adoption where the standard is applied only to the most current period presented in the financial statements.  Currently, early adoption is not permitted.  Catalent is currently evaluating the impact of this standard on the Company's consolidated results of operations and financial position.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The new standard requires that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The standard is effective for public entities for annual and interim periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. Catalent is currently evaluating the impact of this standard on the Company's consolidated results of operations and financial position.

2.	BUSINESS COMBINATIONS
During the nine months ended March 31, 2015, the Company completed acquisitions which were immaterial, individually and in the aggregate, to the overall consolidated financial position and results of operations of the Company. Notably, in October 2014, the Company acquired the remaining shares of Redwood Bioscience Inc. and its SMARTag Antibody-Drug Conjugate (ADC) technology platform.  The acquired business is based in the U.S. and is included in the Medication Delivery Solutions segment.  Additionally, in November 2014, the Company acquired 100% of the shares of MTI Pharma Solutions, Inc. (Micron Technologies), a company specializing in particle size reduction (micronization), milling and analytical contract services. The acquired business is based in the U.S. and the U.K and is included in the Development and Clinical Services segment.

The Company's consolidated balance sheet as of March 31, 2015 includes a preliminary fair value allocation for these acquisitions as the Company is in the process of finalizing the valuation of the individual assets acquired and liabilities assumed. The preliminary fair value allocation was based on the best estimate by management. The fair value allocation is expected to be completed upon finalization of an independent appraisal over the next several months, but no later than one year from the acquisition dates. Aggregate purchase consideration for both acquisitions totaled $110.8 million. As a result of the preliminary fair value allocation, the Company recognized intangible assets of $60 million; which was comprised of $38 million of Customer Relationships and $22 million of Core Technology. The remainder of fair value was allocated to tangible assets acquired and goodwill.

3.	GOODWILL
The following table summarizes the changes between June 30, 2014 and March 31, 2015 in the carrying amount of goodwill in total and by reporting segment:

(Dollars in millions)	Oral Technologies	Medication Delivery Solutions	Development & Clinical Services	Total
Balance at June 30, 2014 (1)	$891.8	$—	$205.3	$1,097.1
Additions/(impairments) (2)	2.4	19.9	41.9	64.2
Foreign currency translation adjustments	(97.8)	—	(23.6)	(121.4)
Balance at March 31, 2015	$796.4	$19.9	$223.6	$1,039.9

(1)	The opening balance is reflective of historical impairment charges related to the Medication Delivery Solutions segment of approximately $158.0 million.

(2)	Acquired goodwill of $64.2 million was primarily generated from acquisitions in the Development and Clinical Services and Medication Delivery Solutions segments.
No goodwill impairment charges were required during the current or comparable prior year period. When required, impairment charges are recorded within the consolidated statements of operations as impairment charges and (gain)/loss on sale of assets.

4.	DEFINITE LIVED LONG-LIVED ASSETS
The Company’s definite lived long-lived assets include property, plant and equipment as well as other intangible assets with definite lives. Refer to Note 17 for details related to property, plant and equipment.
The details of other intangible assets subject to amortization as of March 31, 2015 and June 30, 2014, are as follows:

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
March 31, 2015
Amortized intangibles:
Core technology	18 years	$175.1	$(53.6)	$121.5
Customer relationships	14 years	253.1	(75.1)	178.0
Product relationships	12 years	217.1	(143.0)	74.1
Total intangible assets		$645.3	$(271.7)	$373.6

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2014
Amortized intangibles:
Core technology	20 years	$150.2	$(53.3)	$96.9
Customer relationships	14 years	234.6	(68.0)	166.6
Product relationships	12 years	237.6	(143.5)	94.1
Total intangible assets		$622.4	$(264.8)	$357.6
Amortization expense was $11.8 million and $34.7 million for the three and nine months ended March 31, 2015, respectively, and $10.9 million and $31.7 million for the three and nine months ended March 31, 2014, respectively. Future amortization expense for the next five years is estimated to be:

(Dollars in millions)	Remainder Fiscal 2015	2016	2017	2018	2019	2020
Amortization expense	$11.5	$46.0	$45.4	$45.2	$40.0	$25.7

The Company recorded impairment charges of $0.3 million and $3.8 million for the three and nine months ended March 31, 2015, respectively. The Company recorded impairment charges of $0.4 million and $0.4 million for the three and nine months ended March 31, 2014, repectively.

5.	LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS
Long-term obligations and other short-term borrowings consist of the following at March 31, 2015 and June 30, 2014:

(Dollars in millions)	Maturity	March 31, 2015	June 30, 2014
Senior Secured Credit Facilities
Term loan facility dollar-denominated	May 2021	$1,474.2	$1,383.9
Term loan facility euro-denominated	May 2021	347.7	338.6
9 3/4 % Senior Subordinated euro-denominated Notes	April 2017	—	293.9
7 7/8 % Senior Notes	October 2018	—	348.7
Senior Unsecured Term Loan Facility	December 2017	—	274.3
$200.0 million Revolving Credit Facility	May 2019	—	—
Capital lease obligations	2015 to 2032	55.2	64.0
Other obligations	2015 to 2018	4.7	7.2
Total		1,881.8	2,710.6
Less: Current portion of long-term obligations and other short-term borrowings		24.8	25.2
Long-term obligations, less current portion		$1,857.0	$2,685.4

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
On December 1, 2014, the Company entered into Amendment No. 1 to the Amended and Restated Credit Agreement (as amended, the "Credit Agreement") to provide additional senior secured financing of incremental Dollar and Euro denominated term loan facilities of $100 million and €72.8 million ($91 million), respectively. The incremental term loans have substantially similar terms as Catalent's existing term loan facilities. The proceeds of the borrowing were primarily used to pay the remaining $40.5 million outstanding on the unsecured term loans, fund acquisitions completed in the second quarter of $111.6 million and general corporate purposes. The Company incurred approximately $2.8 million in financing costs, of which $1.2 million was recorded in other (income) / expense, net in the consolidated statement of operations.

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
The Credit Agreement also contains change of control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of March 31, 2015, the Company was in compliance with all material covenants related to its long-term obligations.
Fair Value of Debt Measurements
The estimated fair value of the long-term debt, which is considered a Level 2 liability, is based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities and considers collateral, if any. The carrying amounts and the estimated fair values of financial instruments as of March 31, 2015 and June 30, 2014 are as follows:

	March 31, 2015		June 30, 2014
(Dollars in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt and other	$1,881.8	$1,896.7	$2,710.6	$2,680.2

6.	EARNINGS PER SHARE
The reconciliations between basic and diluted earnings per share attributable to Catalent common shareholders for the three and nine months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions, except per share data)	2015	2014	2015	2014
Earnings / (loss) from continuing operations less net income / (loss) attributable to noncontrolling interest	$31.5	$8.4	$58.3	$(8.3)
Earnings / (loss) from discontinued operations	—	(1.7)	0.2	(2.7)
Net earnings / (loss) attributable to Catalent	$31.5	$6.7	$58.5	$(11.0)

Weighted average shares outstanding	124,233,579	75,047,912	117,911,396	75,033,964
Dilutive securities issuable-stock plans	2,031,052	1,058,671	1,756,247	—
Total weighted average diluted shares outstanding	126,264,631	76,106,583	119,667,643	75,033,964

Basic earnings per share of common stock:
Earnings / (loss) from continuing operations	$0.25	$0.11	$0.50	$(0.11)
Earnings / (loss) from discontinued operations	—	(0.02)	—	(0.04)
Net earnings / (loss) attributable to Catalent	$0.25	$0.09	$0.50	$(0.15)

Diluted earnings per share of common stock-assuming dilution:
Earnings / (loss) from continuing operations	$0.25	$0.11	$0.49	$(0.11)
Earnings / (loss) from discontinued operations	—	(0.02)	—	(0.04)
Net earnings / (loss) attributable to Catalent	$0.25	$0.09	$0.49	$(0.15)
The computation of diluted earnings per share for the three and nine months ended March 31, 2015 excludes the effect of 2.1 million shares and 2.1 million shares, respectively, potentially issuable pursuant to awards granted under the 2007 Stock Incentive Plan and the 2014 Omnibus Incentive Plan, because the vesting provisions of those awards had not been met as of the period end.
The computation of diluted earnings per share for the three months ended March 31, 2014 excludes the effect of 2.3 million shares potentially issuable pursuant to awards granted under the 2007 Stock Incentive Plan because the vesting provisions of those awards specify performance or market-based conditions that had not been met as of the period end. The computation of diluted earnings per share for the nine months ended March 31, 2014 excludes the maximum effect of the potential common shares issuable under the 2007 Stock Incentive Plan of approximately 6.4 million shares, and excludes restricted share awards of 0.3 million shares, because the Company had a net loss for the period and the effect would therefore be anti-dilutive.

7.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Risk Management Objective of Using Derivatives
The Company is exposed to fluctuations in the applicable exchange rate on its investments in foreign operations. While the Company does not actively hedge against changes in foreign currency, the Company has mitigated the exposure of its investments in its European operations by denominating a portion of its debt in euros. At March 31, 2015, the Company had euro-denominated debt outstanding of $347.7 million that qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the effective portion of the translation gains or losses are reported in accumulated other comprehensive income/(loss) as part of the cumulative translation adjustment. The ineffective portions of the translation gains or losses are reported in the statement of operations. The following table includes net investment hedge activity during the three and nine months ended March 31, 2015 and March 31, 2014:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2015	2014	2015	2014
Unrealized foreign exchange gain/(loss) within other comprehensive income	$18.9	$(2.7)	$34.1	$(18.1)
Unrealized foreign exchange gain/(loss) within statement of operations	$21.7	$(1.3)	$52.5	$(11.6)
The net accumulated gain of this net investment as of March 31, 2015 within other comprehensive income/(loss) was approximately $83.5 million. Amounts are reclassified out of accumulated other comprehensive income/(loss) into earnings when the entity to which the gains and losses reside is either sold or substantially liquidated.

8.	INCOME TAXES

The Company accounts for income taxes in accordance with the provision of ASC 740 Income Taxes. Generally, fluctuations in the effective tax rate are primarily due to changes in U.S. and non-U.S. pretax income resulting from the Company’s business mix and changes in the tax impact of special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Such discrete items include, but are not limited to, changes in foreign statutory tax rates, the amortization of certain assets, changes in valuation allowance resulting from acquisition accounting and the tax impact of changes in its ASC 740 unrecognized tax benefit reserves. In the normal course of business, the Company is subject to examination by taxing authorities around the world, including such major jurisdictions as the United States, Germany, France, and the United Kingdom. The Company is no longer subject to non-U.S. income tax examinations for years prior to 2005. Under the terms of the purchase agreement related to the 2007 acquisition, the Company is indemnified by its former owner for tax liabilities that may arise in the future that relate to tax periods prior to April 10, 2007. The indemnification agreement includes, among other taxes, any and all federal, state and international income-based taxes as well as related interest and penalties. As of March 31, 2015 and June 30, 2014, approximately $2.1 million and $2.4 million, respectively, of unrecognized tax benefit is subject to indemnification by the Company's former owner.

ASC 740 includes guidance on the accounting for uncertainty in income taxes recognized in the financial statements. This standard also provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeal or litigation process, based on the technical merits. As of March 31, 2015, the Company had a total of $54.6 million of unrecognized tax benefits. A reconciliation of its reserves for uncertain tax positions, excluding accrued interest and penalties, for March 31, 2015 is as follows:

(Dollars in millions)
Balance at June 30, 2014	$60.6
Additions for tax positions of prior years	3.4
Reductions for tax positions of prior years	(9.4)
Balance at March 31, 2015	$54.6
As of March 31, 2015 and June 30, 2014, the Company had a total of $59.8 million and $65.7 million, respectively, of uncertain tax positions (including accrued interest and penalties). As of these dates, $41.1 million and $41.4 million, respectively, represent the amount of unrecognized tax benefits, which, if recognized, would favorably affect the effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of March 31, 2015 and June 30, 2014, the Company has approximately $5.2 million and $5.1 million, respectively, of accrued interest and penalties related to uncertain tax positions. As of these dates, the portion of such interest and penalties subject to indemnification by its former owner is $2.1 million and $2.0 million, respectively.

9.	EMPLOYEE RETIREMENT BENEFIT PLANS
Components of the Company’s net periodic benefit costs are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$0.6	$0.7	$2.1	$2.1
Interest cost	2.8	3.1	8.8	9.2
Expected return on plan assets	(2.6)	(2.7)	(8.0)	(7.8)
Amortization (1)	0.3	0.3	1.2	0.9
Net amount recognized	$1.1	$1.4	$4.1	$4.4

(1)	Amount represents the amortization of unrecognized actuarial gains/(losses).
The Company recorded obligations related to its withdrawal from a multi-employer pension plan related to a former commercial packaging site, a clinical services site and a former printed components operation. The estimated discounted value of the projected contributions related to these plans is $39.5 million as of March 31, 2015 and $39.6 million as of June 30, 2014. The annual cash impact associated with the Company's long-term obligation approximates $1.7 million per year. Refer to Note 15 for further discussion.

10.	RELATED PARTY TRANSACTIONS
Advisor Transaction and Management Fees
Prior to the IPO, the Company was party to a transaction and advisory fee agreement with affiliates of Blackstone and certain other investors in BHP PTS Holdings L.L.C. (the “Investors”), pursuant to which the Company historically paid an annual sponsor advisory fee to Blackstone and the Investors for certain monitoring, advisory and consulting services to the Company. In connection with the IPO, the Company paid the Investors an advisory agreement termination fee of $29.8 million in August 2014, which was recorded within other (income)/expense, net in the Consolidated Statements of Operations, and terminated the agreement. As a result, the Company did not have management fees for the three and nine months ended March 31, 2015. For the three and nine months ended March 31, 2014, this management fee was approximately $3.3 million and $9.7 million, respectively. This fee was recorded as expense within selling, general and administrative expenses in the Consolidated Statements of Operations.

11.	EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Description of Capital Stock and Initial Public Offering
The Company is authorized to issue 1,000,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. In accordance with the Company's amended and restated certificate of incorporation, each share of common stock has one vote, and the common stock votes together as a single class. In July 2014, the Company’s board of directors and holders of the requisite number of outstanding shares of its capital stock have approved an amendment to the Company’s amended and restated certificate of incorporation to effect a 70-for-1 stock split. The stock split became effective on July 17, 2014 upon the filing with the Delaware Secretary of State of an amendment to the Company's amended and restated certificate of incorporation. Refer to Note 1 for further discussion of the Company's July 2014 recapitalization and discussion of the Company's public offerings of common stock.

Accumulated other comprehensive income/(loss)
The components of the changes in the cumulative translation adjustment and minimum pension liability for the three and nine months ended March 31, 2015 and March 31, 2014 are presented below.

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2015	2014	2015	2014
Foreign currency translation adjustments:
Net investment hedge	$18.9	$(2.7)	$34.1	$(18.1)
Long term intercompany loans	(5.7)	2.4	(29.1)	20.7
Translation adjustments	(65.3)	6.2	(170.9)	13.5
Total foreign currency translation adjustment, pre tax	(52.1)	5.9	(165.9)	16.1
Tax expense/(benefit)	(1.3)	—	(1.5)	—
Total foreign currency translation adjustment, net of tax	$(50.8)	$5.9	$(164.4)	$16.1

Net change in minimum pension liability
Net gain/(loss) recognized during the period	1.1	0.3	2.0	1.0
Total pension, pretax	1.1	0.3	2.0	1.0
Tax expense/(benefit)	(0.3)	(0.1)	(0.5)	(0.4)
Net change in minimum pension liability, net of tax	$0.8	$0.2	$1.5	$0.6
Changes in Accumulated Other Comprehensive Income/(Loss) by Component
For the three months ended March 31, 2015 the changes in accumulated other comprehensive income net of tax by component are as follows:

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Other Post-Retirement Adjustments	Deferred Compensation	Total
Balance at December 31, 2014	$(99.6)	$(40.7)	$3.4	$(136.9)
Other comprehensive income/(loss) before reclassifications	(50.8)	—	0.3	(50.5)
Amounts reclassified from accumulated other comprehensive income	—	0.8	—	0.8
Net current period other comprehensive income (loss)	(50.8)	0.8	0.3	(49.7)
Balance at March 31, 2015	$(150.4)	$(39.9)	$3.7	$(186.6)
For the nine months ended March 31, 2015 the changes in accumulated other comprehensive income net of tax by component are as follows:

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Other Post-Retirement Adjustments	Deferred Compensation	Total
Balance at June 30, 2014	$14.0	$(41.4)	$3.2	$(24.2)
Other comprehensive income/(loss) before reclassifications	(164.4)	—	0.5	(163.9)
Amounts reclassified from accumulated other comprehensive income	—	1.5	—	1.5
Net current period other comprehensive income (loss)	(164.4)	1.5	0.5	(162.4)
Balance at March 31, 2015	$(150.4)	$(39.9)	$3.7	$(186.6)

12.	EQUITY-BASED COMPENSATION
2007 Stock Incentive Plan
The Company’s stock-based compensation is comprised of stock options and restricted stock units. Awards issued under the 2007 PTS Holdings Corp. Stock Incentive Plan, as amended (the “2007 Plan”) were generally issued for the purpose of retaining key employees and directors. The Company adopted two forms of non-qualified stock option agreements (the “Form Option Agreement”) for awards granted under the 2007 Plan. Under the Company's Form Option Agreement adopted in 2009, a portion of the stock option awards vest in equal annual installments over a five-year period contingent solely upon the participant’s continued employment with the Company, or one of its subsidiaries, another portion of the stock option awards vest over a specified performance period upon achievement of pre-determined operating performance targets over time and the remaining portion of the stock option awards vest upon realization of certain internal rates of return or multiple of investment goals. Under the Company's other Form Option Agreement, adopted in 2013, a portion of the stock option awards vest over a specified performance period upon achievement of pre-determined operating performance targets over time while the other portion of the stock option awards vest upon realization of a specified multiple of investment goal. The Form Option Agreements include certain forfeiture provisions upon a participant’s separation from service with the Company. Following the IPO, the Company decided not to grant any further awards under the 2007 Plan; however, all outstanding awards granted prior to the IPO remained outstanding in accordance with the terms of the 2007 Plan.
2014 Omnibus Incentive Plan
In connection with the IPO, the Company's Board of Directors adopted the 2014 Omnibus Incentive Plan effective July 30, 2014. The 2014 Plan provides certain members of management, employees and directors of the Company and its subsidiaries with the opportunity to obtain various incentives, including grants of stock options and restricted stock units. A maximum of 6,700,000 shares of common stock may be issued under this plan.
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
The Company recognized equity-based compensation expense of $2.2 million and $6.4 million for the three and nine months ended March 31, 2015, respectively, and $1.1 million and $3.4 million for the three and nine months ended March 31, 2014, respectively.

13.	OTHER (INCOME) / EXPENSE, NET
The components of Other (Income) / Expense, net for the three and nine months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2015	2014	2015	2014
Other (Income) / Expense, net
Debt extinguishment costs	$—	$—	$21.8	$—
Gain on acquisition (1)	—	—	(10.2)	—
Sponsor advisory agreement termination fee (2)	—	—	29.8	—
Foreign currency (gains) and losses	(0.5)	4.5	(5.4)	1.5
Other	1.3	0.7	2.5	1.3
Total Other (Income) / Expense	$0.8	$5.2	$38.5	$2.8

(1)
Included within Other (income) / expense,net are gains associated with acquisitions completed during the respective periods.  Such income events are non-standard in nature and not reflective of the Company's core operating results.

During the nine month period ended March 31, 2015, the Company recorded a gain of $3.2 million on the re-measurement of a cost investment in an entity which became a wholly owned subsidiary as of October 2014 and a $7.0 million bargain purchase gain for an acquisition completed in July 2014.

(2)	The Company paid a sponsor advisory agreement termination fee of $29.8 million in connection with its IPO. Refer to Note 10 for further discussion.

14.	REDEEMABLE NONCONTROLLING INTEREST
In July 2013, the Company acquired a 67% controlling interest in a softgel manufacturing facility located in Haining, China. The noncontrolling interest shareholders have the right to jointly sell the remaining 33% interest to Catalent during the 30-day period following the third anniversary of closing for a price based on the greater of (1) an amount that would provide the noncontrolling interest shareholders a return on their investment of a predetermined amount per annum on their pro rata share of the initial valuation or (2) a multiple of the sum of the target's earnings before interest, taxes, depreciation and amortization and amortization less net debt for the four quarters immediately preceding such sale. Noncontrolling interest with redemption features, such as the arrangement described above, that are not solely within the Company's control are considered redeemable noncontrolling interests, which is considered temporary equity and is therefore reported outside of permanent equity on the Company's consolidated balance sheet at the greater of the initial carrying amount adjusted for the noncontrolling interest's share of net income/(loss) or its redemption value. As of March 31, 2015, the redemption value of the redeemable noncontrolling interest approximated the carrying value.

15.	COMMITMENTS AND CONTINGENCIES

As previously disclosed with regard to the Company’s participation in a multi-employer pension plan, the Company notified the plan trustees of its withdrawal from such plan in fiscal 2012. The actuarial review process, which is administered by the plan trustees, was completed during the third quarter of fiscal 2015 and the liability the Company has estimated reflects the present value of its expected future long-term obligations. The annual cash impact associated with the Company's long-term obligation approximates $1.7 million per year. Refer to Note 9 for further discussion.

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
The Company conducts its business within the following operating segments: Softgel Technologies, Modified Release Technologies, Medication Delivery Solutions and Development & Clinical Services. The Softgel Technologies and Modified Release Technologies segments are aggregated into one reportable operating segment – Oral Technologies. The Company evaluates the performance of its segments based on segment earnings before noncontrolling interest, other (income) expense, impairments, restructuring costs, interest expense, income tax (benefit)/expense, and depreciation and amortization (“Segment EBITDA”). EBITDA from continuing operations is consolidated earnings from continuing operations before interest expense, income tax (benefit)/expense, depreciation and amortization and is adjusted for the income or loss attributable to noncontrolling interest. The Company’s presentation of Segment EBITDA and EBITDA from continuing operations may not be comparable to similarly titled measures used by other companies.
The following tables include net revenue and Segment EBITDA during the three and nine months ended March 31, 2015 and March 31, 2014:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2015	2014	2015	2014
Oral Technologies
Net revenue	$284.0	$287.3	$822.3	$832.0
Segment EBITDA	81.7	76.2	214.1	211.2
Medication Delivery Solutions
Net revenue	61.2	65.4	191.8	177.2
Segment EBITDA	10.9	15.7	38.9	30.9
Development and Clinical Services
Net revenue	103.7	103.7	314.6	306.8
Segment EBITDA	23.8	23.0	67.1	57.2
Inter-segment revenue elimination	(2.3)	(3.3)	(8.0)	(7.9)
Unallocated Costs (1)	(16.3)	(24.4)	(81.7)	(52.6)
Combined Totals:
Net revenue	$446.6	$453.1	$1,320.7	$1,308.1

EBITDA from continuing operations	$100.1	$90.5	$238.4	$246.7

(1)
Unallocated costs include restructuring and special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2015	2014	2015	2014
Impairment charges and gain/(loss) on sale of assets	$(0.3)	$(0.4)	$(3.8)	$(0.4)
Equity compensation	$(2.2)	$(1.1)	(6.4)	(3.4)
Restructuring and other special items (2)	(7.7)	(6.1)	(18.8)	(20.9)
Sponsor advisory fee	—	(3.3)	—	(9.7)
Noncontrolling interest	0.7	0.4	1.6	0.8
Other income/(expense), net (3)	(0.8)	(5.2)	(38.5)	(2.8)
Non-allocated corporate costs, net	(6.0)	(8.7)	(15.8)	(16.2)
Total unallocated costs	$(16.3)	$(24.4)	$(81.7)	$(52.6)

(2)	Segment results do not include restructuring and certain acquisition-related costs.

(3)
Amounts primarily relate to the expense associated with the termination of the sponsor advisory services agreement of $29.8 million in connection with the IPO, expenses related to financing transactions of $21.8 million and acquisition-related gains of $10.2 million, all during the current year; and foreign currency translation gains and losses during all periods presented.

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2015	2014	2015	2014
Earnings/(loss) from continuing operations	$30.8	$8.0	$56.7	$(9.1)
Depreciation and amortization	34.4	35.1	104.6	108.9
Interest expense, net	23.0	40.4	82.4	122.8
Income tax (benefit)/expense	11.2	6.6	(6.9)	23.3
Noncontrolling interest	0.7	0.4	1.6	0.8
EBITDA from continuing operations	$100.1	$90.5	$238.4	$246.7
The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the Consolidated Financial Statements:

(Dollars in millions)	March 31, 2015	June 30, 2014
Assets
Oral Technologies	$2,382.9	$2,585.6
Medication Delivery Solutions	308.3	292.8
Development and Clinical Services	717.1	672.1
Corporate and eliminations	(434.2)	(460.3)
Total assets	$2,974.1	$3,090.2

17.	SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplementary balance sheet information at March 31, 2015 and June 30, 2014 is detailed in the following tables.
Inventories
Work-in-process and finished goods inventories include raw materials, labor, and overhead. Total inventories consist of the following:

(Dollars in millions)	March 31, 2015	June 30, 2014
Raw materials and supplies	$82.0	$84.1
Work-in-process	28.2	23.8
Finished goods	46.0	39.8
Total inventories, gross	156.2	147.7
Inventory reserve	(14.0)	(12.9)
Inventories	$142.2	$134.8
Prepaid expenses and other
Prepaid expenses and other current assets consist of the following:

(Dollars in millions)	March 31, 2015	June 30, 2014
Prepaid expenses	$19.9	$16.6
Spare parts supplies	11.4	12.5
Deferred taxes	4.2	12.7
Other current assets	27.7	32.8
Prepaid expenses and other	$63.2	$74.6
Property, plant, and equipment, net
Property, plant, and equipment, net consist of the following:

(Dollars in millions)	March 31, 2015	June 30, 2014
Land, buildings, and improvements	$609.9	$619.0
Machinery, equipment, and capitalized software	689.1	683.6
Furniture and fixtures	9.4	8.1
Construction in progress	101.1	110.9
Property, plant, and equipment, at cost	1,409.5	1,421.6
Accumulated depreciation	(562.2)	(548.6)
Property, plant, and equipment, net	$847.3	$873.0
Other assets
Other assets consist of the following:

(Dollars in millions)	March 31, 2015	June 30, 2014
Deferred long term debt financing costs	$10.0	$19.7
Other	18.2	29.0
Total other assets	$28.2	$48.7

Other accrued liabilities
Other accrued liabilities consist of the following:

(Dollars in millions)	March 31, 2015	June 30, 2014
Accrued employee-related expenses	$74.7	$86.7
Restructuring accrual	5.7	10.3
Deferred income tax	1.0	1.0
Accrued interest	0.3	12.2
Deferred revenue and fees	41.7	47.1
Accrued income tax	42.9	61.5
Other accrued liabilities and expenses	53.4	60.9
Other accrued liabilities	$219.7	$279.7

18.	SUBSEQUENT EVENTS
In the preparation of its consolidated financial statements, the Company completed an evaluation of the impact of subsequent events and determined there was no significant subsequent event requiring disclosure in or adjustment to these financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

We are the leading global provider of advanced delivery technologies and development solutions for drugs, biologics and consumer health products. Our oral, injectable and respiratory delivery technologies address the full diversity of the pharmaceutical industry including small molecules, large molecule biologics and consumer health products. Through our extensive capabilities and deep expertise in product development, we help our customers take products to market faster, including nearly half of new drug products approved by the Food and Drug Administration (the “FDA”) in the last decade. Our advanced delivery technology platforms, broad and deep intellectual property, and proven formulation, manufacturing and regulatory expertise enable our customers to develop more products and better treatments. Across both development and delivery, our commitment to reliably supply our customers’ needs is the foundation for the value we provide; annually, we produce more than 70 billion doses for nearly 7,000 customer products. We believe that through our investments in growth-enabling capacity and capabilities, our ongoing focus on operational and quality excellence, the sales of existing customer products, the introduction of new customer products, our patents and innovation activities, and our entry into new markets, we will continue to benefit from attractive and differentiated margins, and realize the growth potential from these areas.
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

Results of Operations
Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014

	Three Months Ended March 31,		FX impact (unfavorable) / favorable	Constant Currency Increase/(Decrease)
(Dollars in millions)	2015	2014		Change $	Change %
Net revenue	$446.6	$453.1	$(43.0)	$36.5	8%
Cost of sales	294.4	301.4	(30.6)	23.6	8%
Gross margin	152.2	151.7	(12.4)	12.9	9%
Selling, general and administrative expenses	80.9	87.6	(3.8)	(2.9)	(3)%
Impairment charges and (gain)/loss on sale of assets	0.3	0.4	(0.1)	—	*
Restructuring and other	5.2	3.5	(1.3)	3.0	86%
Operating earnings/(loss)	65.8	60.2	(7.2)	12.8	21%
Interest expense, net	23.0	40.4	(1.1)	(16.3)	(40)%
Other (income)/expense, net	0.8	5.2	(4.2)	(0.2)	(4)%
Earnings/(loss) from continuing operations before income taxes	42.0	14.6	(1.9)	29.3	*
Income tax expense/(benefit)	11.2	6.6	(0.3)	4.9	74%
Earnings/(loss) from continuing operations	30.8	8.0	(1.6)	24.4	*
Net earnings/(loss) from discontinued operations, net of tax	—	(1.7)	—	1.7	*
Net earnings/(loss)	30.8	6.3	(1.6)	26.1	*
Less: Net earnings/(loss) attributable to noncontrolling interest, net of tax	(0.7)	(0.4)	—	(0.3)	75%
Net earnings/(loss) attributable to Catalent	$31.5	$6.7	$(1.6)	$26.4	*
 *Percentage not meaningful
Net Revenue
Net revenue increased $36.5 million, or 8%, as compared to the three months ended March 31, 2014, excluding the impact of foreign exchange. The increase in net revenue was driven by increased sales across all three reportable segments, primarily due to increased sales within our Oral Technologies segment and increased demand for our analytical services integrated operations within our Development and Clinical Services segment.
Gross Margin
Gross margin increased $12.9 million, or 9%, as compared to the three months ended March 31, 2014, excluding the impact of foreign exchange. The increase in gross margin was primarily due to increased sales and a favorable shift in revenue mix within our modified release technologies business included in our Oral Technologies segment and increased demand for our analytical services integrated operations within our Development and Clinical Services segment. Growth in gross margin was partially offset by an unfavorable shift in revenue mix within our Medication Delivery Solutions segment and from our softgel offerings within our Oral Technologies segment.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $2.9 million, or 3%, as compared to the three months ended March 31, 2014, excluding the impact of foreign exchange. The decrease in selling, general and administrative expense was primarily due to a reduction in expense due to the elimination of the recurring sponsor advisory fee agreement as a result of our IPO during the first quarter of the current fiscal year, partially offset by an increase in non-cash equity compensation of $1.1 million during the quarter.

Restructuring and Other
Restructuring and other charges of $5.2 million for the three months ended March 31, 2015 increased $3.0 million compared to the three months ended March 31, 2014, excluding the impact of foreign exchange. The three months ended March 31, 2015, included restructuring activities enacted to improve cost efficiency primarily related to employee severance expenses. The prior period charges included restructuring initiatives across several of our operations and site consolidation in the pursuit of synergies related to the acquisition of the clinical trial supplies business of Aptuit, Inc. in 2012 (the "Aptuit acquisition").
Interest Expense, net
Interest expense, net of $23.0 million for the three months ended March 31, 2015 decreased by $17.4 million, or 43%, compared to the three months ended March 31, 2014, primarily driven by lower levels of outstanding debt as compared to the prior year. The Company redeemed $350 million of Senior Notes and $275 million of Senior Subordinated Notes on August 28, 2014 and September 4, 2014, respectively. In addition, the Company reduced an aggregate of $234.5 million of outstanding borrowings under the unsecured term loan during the first quarter. The funds utilized to reduce our debt level were generated by proceeds from our IPO which was completed during the first quarter of fiscal 2015. The decrease in interest expense, net was partially offset by incremental borrowings of $191 million during the second quarter of fiscal 2015 in support of acquisition initiatives.
Other (Income)/Expense, net
Other expense of $0.8 million for the three months ended March 31, 2015 decreased from $5.2 million in the three months ended March 31, 2014 and was primarily driven by an increase in net gains from foreign exchange translation recorded during the period.
Provision/(Benefit) for Income Taxes
Our provision for income taxes for the three months ended March 31, 2015 was $11.2 million relative to earnings from continuing operations before income taxes of $42.0 million. Our provision for income taxes for the three months ended March 31, 2014 was $6.6 million relative to earnings from continuing operations before income taxes of $14.6 million. The income tax provision for the current period is not comparable to the same period of the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Our effective tax rate at March 31, 2015 reflects benefits derived from operations outside the United States, which are generally taxed at lower rates than the U.S. statutory rate of 35%.

Segment Review
The Company’s results on a segment basis for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 were as follows:

	Three Months Ended March 31,		FX impact (unfavorable) / favorable	Constant Currency Increase/(Decrease)
(Dollars in millions)	2015	2014		Change $	Change %
Oral Technologies
Net revenue	$284.0	$287.3	$(33.2)	$29.9	10%
Segment EBITDA	81.7	76.2	(9.5)	15.0	20%
Medication Delivery Solutions
Net revenue	61.2	65.4	(5.5)	1.3	2%
Segment EBITDA	10.9	15.7	(0.7)	(4.1)	(26)%
Development and Clinical Services
Net revenue	103.7	103.7	(4.3)	4.3	4%
Segment EBITDA	23.8	23.0	(1.1)	1.9	8%
Inter-segment revenue elimination	(2.3)	(3.3)	—	1.0	(30)%
Unallocated Costs (1)	(16.3)	(24.4)	5.3	2.8	(11)%
Combined Total
Net revenue	$446.6	$453.1	$(43.0)	$36.5	8%

EBITDA from continuing operations	$100.1	$90.5	$(6.0)	$15.6	17%
 *    Percentage not meaningful

(1)
Unallocated costs includes equity-based compensation, certain acquisition related costs, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Impairment charges and gain/(loss) on sale of assets	$(0.3)	$(0.4)
Equity compensation	(2.2)	(1.1)
Restructuring and other special items (2)	(7.7)	(6.1)
Sponsor advisory fee	—	(3.3)
Noncontrolling interest	0.7	0.4
Other income/(expense), net (3)	(0.8)	(5.2)
Non-allocated corporate costs, net	(6.0)	(8.7)
Total unallocated costs	$(16.3)	$(24.4)

(2)	Segment results do not include restructuring and certain acquisition related costs.

(3)	Amounts primarily relate to foreign currency translation gains and losses during all periods presented.
Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations:

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Earnings/(loss) from continuing operations	$30.8	$8.0
Depreciation and amortization	34.4	35.1
Interest expense, net	23.0	40.4
Income tax (benefit)/expense	11.2	6.6
Noncontrolling interest	0.7	0.4
EBITDA from continuing operations	$100.1	$90.5

Oral Technologies segment

	2015 vs. 2014
Factors Contributing to Year-Over-Year Change	Three Months Ended March 31,
	Net Revenue	Segment EBITDA
Organic revenue / Segment EBITDA	10%	20%
Impact of acquisitions	—%	—%
Impact of divestitures / business restructuring	—%	—%
Constant currency change	10%	20%
Foreign exchange fluctuation	(11)%	(13)%
Total % Change	(1)%	7%
Oral Technologies’ net revenue increased $29.9 million, or 10%, excluding the impact of foreign exchange. The increase was primarily due to increased demand for our softgel offering and for our modified release technologies offerings of approximately $22 million in total. We also had higher revenue from product participation related activities of approximately $8 million as compared to the prior period.
Oral Technologies' segment EBITDA increased by $15 million, or 20%, as compared to the three months ended March 31, 2014, excluding the impact of foreign exchange. The increase was primarily driven by increased profit from our product participation related activities coupled with increased revenues for products utilizing our modified release technologies platform.
In March 2015, we acquired a pharmaceutical services business based in Australia, enhancing our ability to offer integrated packaging capabilities in the region. The impact to the Company's financial statements for the three months ended March 31, 2015 was not material.

Medication Delivery Solutions segment

	2015 vs. 2014
Factors Contributing to Year-Over-Year Change	Three Months Ended March 31,
	Net Revenue	Segment EBITDA
Organic revenue / Segment EBITDA	1%	(24)%
Impact of acquisitions	1%	(2)%
Impact of divestitures / business restructuring	—%	—%
Constant currency change	2%	(26)%
Foreign exchange fluctuation	(8)%	(5)%
Total % Change	(6)%	(31)%

Net revenue in our Medication Delivery Solutions segment increased by $1.3 million, or 2%, as compared to the three months ended March 31, 2014, excluding the impact of foreign exchange, primarily due to increased revenue from our biologics offerings of approximately 6% driven by the timing of completed project milestones and higher revenue from our blow-fill-seal technology platform of 2%, partially offset by decreased demand for our injectable products at our European pre-filled syringe operations of approximately 6%.
Medication Delivery Solutions' segment EBITDA decreased by $4.1 million, or 26%, as compared to the three months ended March 31, 2014, excluding the impact of foreign exchange. The decrease in segment EBITDA was primarily attributable to decreased demand and an unfavorable revenue mix shift from our injectable products at our European pre-filled syringe operations and an unfavorable product mix shift within our blow-fill-seal technology platform, partially offset by increased profit generated by higher revenue from our biologics offerings.

Development and Clinical Services segment

	2015 vs. 2014
Factors Contributing to Year-Over-Year Change	Three Months Ended March 31,
	Net Revenue	Segment EBITDA
Organic revenue / Segment EBITDA	(2)%	1%
Impact of acquisitions	6%	7%
Impact of divestitures / business restructuring	—%	—%
Constant currency change	4%	8%
Foreign exchange fluctuation	(4)%	(5)%
Total % Change	—%	3%
Development and Clinical Services' net revenue increased by $4.3 million, or 4%, as compared to the three months ended March 31, 2014, excluding the impact of foreign exchange. Net revenue increased 6% as a result of revenue generated from an acquisition during the second quarter of fiscal 2015, partially offset by a decrease in organic revenue of 2%. Organic revenue decreased primarily due to lower comparator sourcing revenue from our clinical services offerings of approximately $3 million, or 3%, partially offset by growth in analytical services due to growth of our integrated oral solids development and manufacturing capabilities and higher project volumes in the U.S. of $2 million, or 2%.
Development and Clinical Services' segment EBITDA increased by $1.9 million, or 8%, excluding the impact of foreign exchange, as compared to the three months ended March 31, 2014, primarily due to increased profit generated from an acquisition during the second quarter of fiscal 2015 and a reduction of base costs, partially offset by decreased demand for our clinical services offerings and unfavorable revenue mix shift from analytical services.

Results of Operations
Nine months ended March 31, 2015 compared to the Nine months ended March 31, 2014

	Nine Months Ended March 31,		FX impact (unfavorable) / favorable	Constant Currency Increase/(Decrease)
(Dollars in millions)	2015	2014		Change $	Change %
Net revenue	$1,320.7	$1,308.1	$(66.0)	$78.6	6%
Cost of sales	887.1	899.8	(45.9)	33.2	4%
Gross margin	433.6	408.3	(20.1)	45.4	11%
Selling, general and administrative expenses	250.4	256.2	(6.1)	0.3	*
Impairment charges and (gain)/loss on sale of assets	3.8	0.4	—	3.4	*
Restructuring and other	8.7	11.9	(1.3)	(1.9)	(16)%
Operating earnings/(loss)	170.7	139.8	(12.7)	43.6	31%
Interest expense, net	82.4	122.8	(1.2)	(39.2)	(32)%
Other (income)/expense, net	38.5	2.8	(6.5)	42.2	*
Earnings/(loss) from continuing operations before income taxes	49.8	14.2	(5.0)	40.6	*
Income tax expense/(benefit)	(6.9)	23.3	(1.7)	(28.5)	*
Earnings/(loss) from continuing operations	56.7	(9.1)	(3.3)	69.1	*
Net earnings/(loss) from discontinued operations, net of tax	0.2	(2.7)	—	2.9	*
Net earnings/(loss)	56.9	(11.8)	(3.3)	72.0	*
Less: Net earnings/(loss) attributable to noncontrolling interest, net of tax	(1.6)	(0.8)	—	(0.8)	*
Net earnings/(loss) attributable to Catalent	$58.5	$(11.0)	$(3.3)	$72.8	*
 *Percentage not meaningful
Net Revenue
Net revenue increased by $78.6 million, or 6%, as compared to the nine months ended March 31, 2014, excluding the impact of foreign exchange. The increase in net revenue was driven by higher sales across all three reportable segments, primarily due to increased sales within our modified release technologies business included in our Oral Technologies segment and within our Medication Delivery Solutions segment. Also driving growth in net revenue was increased demand for our analytical services integrated operations within our Development and Clinical Services segment and higher end market demand for certain products using our softgel offering within Oral Technologies. These revenue increases were partially offset by lower revenue from clinical services within Development and Clinical Services.
Gross Margin
Gross margin increased by $45.4 million, or 11%, as compared to the nine months ended March 31, 2014, excluding the impact of foreign exchange. The increase in gross margin was primarily due to increased sales and favorable mix within our modified release technologies business included in our Oral Technologies segment and within our Development and Clinical Services and Medication Delivery Solutions segments, partially offset by an unfavorable shift in revenue mix for our softgel offering within our Oral Technologies segment.
Selling, General and Administrative Expense
Selling, general and administrative expense was flat compared to the nine months ended March 31, 2014, excluding the impact of foreign exchange. Selling, general and administrative expense increased primarily due to higher employee compensation costs, inclusive of both inflationary increases and an increase in non-cash equity compensation of $3 million, increased acquisition related transaction costs of $1.9 million, and an increase in non-cash depreciation and amortization expense attributable to recently completed acquisitions. These cost increases were offset by a reduction in expense due to the elimination of the recurring sponsor advisory fee agreement as a result of our IPO during the first quarter.

Restructuring and Other
Restructuring and other charges of $8.7 million for the nine months ended March 31, 2015 decreased by $3.2 million, or 27%, compared to the nine months ended March 31, 2014. The nine months ended March 31, 2015 included restructuring activities enacted to improve cost efficiency primarily related to employee severance expenses. The prior period charges included restructuring initiatives across several of our operations which were enacted to improve cost efficiency, including the site consolidation in the pursuit of synergies related to the Aptuit acquisition and employee-related severance expenses during the nine months ended March 31, 2014.
Interest Expense, net
Interest expense, net of $82.4 million for the nine months ended March 31, 2015 decreased by $40.4 million, or 33%, compared to the nine months ended March 31, 2014, primarily driven by lower levels of outstanding debt as compared the comparable period in the prior year. The Company redeemed $350 million of Senior Notes and $275 million of Senior Subordinated Notes on August 28, 2014 and September 4, 2014, respectively. In addition, the Company reduced an aggregate of $234.5 million of outstanding borrowings under the unsecured term loan during the first quarter. The funds utilized to reduce our debt level were generated by proceeds from our IPO which was completed during the first quarter. The decrease in interest expense, net was partially offset by incremental borrowings of $191 million during the second quarter in support of inorganic initiatives.
Other (Income)/Expense, net
Other expense, net of $38.5 million for the nine months ended March 31, 2015 increased by $35.7 million compared to the nine months ended March 31, 2014. The increase was primarily driven by a sponsor advisory agreement termination fee of $29.8 million which was agreed to in connection with our IPO. In addition, we incurred $21.8 million of expense associated with the early redemption of our Senior Notes and pre-payment of the unsecured term loan, of which $9.8 million was a cash expense. Offsetting these other expense items were non-recurring non-cash purchase accounting gains of approximately $10.2 million related to acquisitions completed during the period and $5.4 million of net gains associated with foreign exchange.
Provision/(Benefit) for Income Taxes
Our benefit for income taxes for the nine months ended March 31, 2015 was $6.9 million relative to earnings before income taxes of $49.8 million. Our provision for income taxes for the nine months ended March 31, 2014 was $23.3 million relative to earnings before income taxes of $14.2 million. The income tax benefit for the current period is not comparable to the same period of the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Our effective tax rate at March 31, 2015 reflects benefits derived from operations outside the United States, which are generally taxed at lower rates than the U.S. statutory rate of 35%.

Segment Review
The Company’s results on a segment basis for the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014 were as follows:

	Nine Months Ended March 31,		FX impact (unfavorable) / favorable	Constant Currency Increase/(Decrease)
(Dollars in millions)	2015	2014		Change $	Change %
Oral Technologies
Net revenue	$822.3	$832.0	$(55.0)	$45.3	5%
Segment EBITDA	214.1	211.2	(16.3)	19.2	9%
Medication Delivery Solutions
Net revenue	191.8	177.2	(8.3)	22.9	13%
Segment EBITDA	38.9	30.9	(1.0)	9.0	29%
Development and Clinical Services
Net revenue	314.6	306.8	(2.9)	10.7	3%
Segment EBITDA	67.1	57.2	(0.9)	10.8	19%
Inter-segment revenue elimination	(8.0)	(7.9)	0.2	(0.3)	4%
Unallocated Costs (1)	(81.7)	(52.6)	7.9	(37.0)	70%
Combined Total
Net revenue	$1,320.7	$1,308.1	$(66.0)	$78.6	6%

EBITDA from continuing operations	$238.4	$246.7	$(10.3)	$2.0	1%
 *    Percentage not meaningful

(1)
Unallocated costs includes equity-based compensation, certain acquisition related costs, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Nine Months Ended March 31,
(Dollars in millions)	2015	2014
Impairment charges and gain/(loss) on sale of assets	$(3.8)	$(0.4)
Equity compensation	(6.4)	(3.4)
Restructuring and other special items (2)	(18.8)	(20.9)
Sponsor advisory fee	—	(9.7)
Noncontrolling interest	1.6	0.8
Other income/(expense), net (3)	(38.5)	(2.8)
Non-allocated corporate costs, net	(15.8)	(16.2)
Total unallocated costs	$(81.7)	$(52.6)

(2)	Segment results do not include restructuring and certain acquisition related costs.

(3)
Amounts primarily relate to the expense associated with the termination of the sponsor advisory services agreement of $29.8 million resulting from the IPO, expenses related to financing transactions of $21.8 million, non-recurring non-cash purchase accounting gains of approximately $10.2 million related to acquisitions completed during the current year, and foreign currency translation gains and losses during all periods presented.

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations:

	Nine Months Ended March 31,
(Dollars in millions)	2015	2014
Earnings/(loss) from continuing operations	$56.7	$(9.1)
Depreciation and amortization	104.6	108.9
Interest expense, net	82.4	122.8
Income tax (benefit)/expense	(6.9)	23.3
Noncontrolling interest	1.6	0.8
EBITDA from continuing operations	$238.4	$246.7

Oral Technologies segment

	2015 vs. 2014
Factors Contributing to Year-Over-Year Change	Nine Months Ended March 31,
	Net Revenue	Segment EBITDA
Organic revenue / Segment EBITDA	5%	9%
Impact of acquisitions	1%	—%
Impact of divestitures / business restructuring	(1)%	—%
Constant currency change	5%	9%
Foreign exchange fluctuation	(6)%	(8)%
Total % Change	(1)%	1%
Oral Technologies’ net revenue increased $45.3 million, or 5%, excluding the impact of foreign exchange. The increase was primarily due to increased sales in our modified release technologies business and higher end market demand for certain customer products using our softgel offering of approximately $31 million, or 4%, in total as compared to the nine months ended March 31, 2014. Additionally, revenue increased as a result of higher revenue from product participation related activities of approximately $14 million, or 2% compared to the prior year.
Oral Technologies' segment EBITDA increased by $19.2 million, or 9%, as compared to the nine months ended March 31, 2014, excluding the impact of foreign exchange. The increase was primarily driven by increased profit generated by increased profit from our product participation related activities coupled with higher revenues and favorable product mix within our modified release technologies platform, partially offset by unfavorable product mix in our softgel offering.
In March 2015, we acquired a pharmaceutical services business based in Australia, enhancing our ability to offer integrated packaging capabilities in the region. The impact to the Company's financial statements for the nine months ended March 31, 2015 was not material.

Medication Delivery Solutions segment

	2015 vs. 2014
Factors Contributing to Year-Over-Year Change	Nine Months Ended March 31,
	Net Revenue	Segment EBITDA
Organic revenue / Segment EBITDA	12%	34%
Impact of acquisitions	1%	(5)%
Impact of divestitures / business restructuring	—%	—%
Constant currency change	13%	29%
Foreign exchange fluctuation	(5)%	(3)%
Total % Change	8%	26%

Net revenue in our Medication Delivery Solutions segment increased by $22.9 million, or 13%, as compared to the nine months ended March 31, 2014, excluding the impact of foreign exchange, primarily due to timing of customer ordering patterns, contractual settlements and increased demand for products utilizing our blow-fill-seal technology platform of approximately 8%, increased revenue from our biologics offerings of approximately 6% driven by the timing of completed project milestones.
Medication Delivery Solutions' segment EBITDA increased by $9.0 million, or 29%, as compared to the nine months ended March 31, 2014, excluding the impact of foreign exchange. The increase was primarily attributable to favorable product mix shift to revenue from our blow-fill-seal technology platform and increased profit generated from higher revenue from our biologics offerings, partially offset by unfavorable revenue mix from our injectable products at our European pre-filled syringe operations.

Development and Clinical Services segment

	2015 vs. 2014
Factors Contributing to Year-Over-Year Change	Nine Months Ended March 31,
	Net Revenue	Segment EBITDA
Organic revenue / Segment EBITDA	—%	15%
Impact of acquisitions	3%	4%
Impact of divestitures / business restructuring	—%	—%
Constant currency change	3%	19%
Foreign exchange fluctuation	—%	(2)%
Total % Change	3%	17%
Development and Clinical Services' net revenue increased by $10.7 million, or 3%, as compared to the nine months ended March 31, 2014, excluding the impact of foreign exchange. Net revenue increased 3% primarily as a result of revenue generated from an acquisition during the second quarter of fiscal 2015. Our organic business was flat as compared to the prior year. Growth in analytical services of $9 million, or 3%, due primarily to higher project volumes in the U.S. and growth of our integrated oral solids development and manufacturing capabilities, was offset by lower comparator sourcing revenue from our clinical services offerings of approximately $8 million, or 3%.
Development and Clinical Services' segment EBITDA increased by $10.8 million, or 19%, excluding the impact of foreign exchange, as compared to the nine months ended March 31, 2014, primarily due to increased demand for analytical services, increased profit generated from an acquisition during the second quarter of fiscal 2015 and favorable revenue mix shift across the segment.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal source of liquidity has been cash flows generated from operations. The principal uses of cash are to fund planned operating and capital expenditures, interest payments on debt and any mandatory or discretionary principal payments on debt issuances. As of March 31, 2015, our financing needs were supported by $200 million of available funds under our revolving credit facility. As of March 31, 2015, the revolving credit facility is only reduced by $11.7 million of outstanding letters of credit. The revolving credit facility matures in May 2019.

Cash Flows
The following table summarizes our consolidated statement of cash flows from continuing operations:

	Nine Months Ended March 31,
(Dollars in millions)	2015	2014	Difference
Net cash provided by/(used in):
Operating activities	$94.5	$95.2	$(0.7)
Investing activities	$(240.3)	$(114.7)	$(125.6)
Financing activities	$209.0	$(36.3)	$245.3
Operating Activities
For the nine months ended March 31, 2015, cash provided by operating activities was $94.5 million compared to cash provided by operating activities of $95.2 million for the comparable prior year period. Cash provided by operating activities decreased, primarily driven by higher earnings from continuing operations in the nine months ended March 31, 2015 as compared to the nine months ended March 31, 2014. These changes were partially offset by the sponsor advisory agreement termination fee of $29.8 million paid in connection with the IPO and net cash outflows associated with working capital changes compared to the previous period.
Investing Activities
For the nine months ended March 31, 2015, cash used in investing activities was $240.3 million compared to $114.7 million for the comparable prior year period. Acquisitions of property, plant and equipment totaled $108.7 million, inclusive of $2.8 million of intangible asset acquisitions, for the nine months ended March 31, 2015 as compared to $62.0 million in the comparable prior year period. In addition, during the nine months ended March 31, 2015, we expended $131.6 million for acquisition activities as compared to $53.5 million in the comparable period.
Financing Activities
For the nine months ended March 31, 2015, cash provided by financing activities was $209.0 million compared to cash used in financing activities of $36.3 million for the comparable prior year period. The net proceeds raised in connection with our IPO of $948.8 million were primarily used to fund debt payments in the first quarter of $863.8 million. The current period also includes $12.6 million of call premiums paid in connection with the early termination of certain debt instruments in the period. Additionally, on December 1, 2014, we entered into Amendment No. 1 to our credit agreement to provide additional senior secured financing of incremental dollar and euro denominated term loan facilities of $100 million and €72.8 million ($91 million), respectively. The proceeds of the borrowing were primarily used to pay the remaining $40.5 million outstanding on the unsecured term loans, fund acquisitions completed in the second quarter of $111.6 million and for general corporate purposes. On March 9, 2015, the selling stockholders completed the secondary offering of approximately 23.7 million shares of our common stock. The Company did not sell any shares of common stock and did not receive any proceeds from the secondary offering. For the nine months ended March 31, 2014, we decreased our net short-term borrowings by $17.2 million and repaid $20.0 million of our long-term borrowings.
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

Debt Covenants
Our Credit Agreement, among other things, restrict, subject to certain exceptions, our (and our restricted subsidiaries) ability to incur additional indebtedness or issue certain preferred shares; create liens on assets; engage in mergers and consolidations; sell assets; pay dividends and distributions or repurchase capital stock; repay subordinated indebtedness; engage in certain transactions with affiliates; make investments, loans or advances; make certain acquisitions; enter into sale and leaseback transactions, amend material agreements governing our subordinated indebtness and change our lines of business.
Our Credit Agreement also contains change of control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of March 31, 2015, we were in compliance with all covenants related to our long-term obligations.
Subject to certain exceptions, our Credit Agreement permits us and our restricted subsidiaries to incur certain additional indebtedness, including secured indebtedness. None of our non-U.S. subsidiaries or Puerto Rico subsidiaries is a guarantor of the loans.

As of March 31, 2015 and June 30, 2014, the amounts of cash and cash equivalents held by foreign subsidiaries were $90.7 million and $53.5 million, respectively, out of the total consolidated cash and cash equivalents of $116.1 million and $74.4 million. We believe that the amount of funds held by foreign subsidiaries as of such dates not readily convertible into other foreign currencies, including U.S. dollars, was $0.9 million and $3.5 million, respectively. Based on our domestic cash flows from operations and our other sources of liquidity, we believe we have sufficient access to funds for our expected future domestic liquidity needs. Our intent is to continue to reinvest undistributed earnings of our foreign local entities and we do not currently plan to repatriate them to fund our operations in the United States. In the event we need to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences, including foreign withholding taxes or U.S. income taxes. It is not feasible to estimate the amount of U.S. tax that might be payable on the remittance of such earnings.

Backlog

While we generally have long-term supply agreements that provide for a revenue stream over a period of years, our backlog represents, as of a point in time, future service revenues from work not yet completed. For our Oral Technologies segment and Medication Delivery Solutions segment, backlog represents firm orders for manufacturing services and includes minimum volumes, where applicable. For our Development and Clinical Services segment, backlog represents estimated future service revenues from work not yet completed under signed contracts. Using these methods of reporting backlog, as of March 31, 2015, backlog was approximately $881.7 million, as compared to approximately $782.1 million as of June 30,
 2014, including approximately $393.1 million and $373.8 million, respectively, related to our Development and Clinical Services segment. We expect to recognize approximately 52% of revenue from the backlog in existence as of March 31, 2015 by June 30, 2015.
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
Interest Rate Risk Management
A significant portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate assets and liabilities. The primary interest rate exposure as of March 31, 2015 is to interest rate fluctuations in the United States and Europe, especially USD LIBOR and EURIBOR interest rates.
Currency Risk Management
The Company is exposed to fluctuations in the EUR-USD exchange rate on its investments in foreign operations in Europe. While the Company does not actively hedge against changes in foreign currency, the Company has mitigated the exposure of its investments in its European operations by denominating a portion of its debt in euros. At March 31, 2015, the Company had euro-denominated debt outstanding of $347.7 million that qualifies as a hedge of a net investment in foreign operations. Refer to Note 7 to our Consolidated Financial Statements for further discussion of net investment hedge activity in the period.
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
Contractual Obligations

There have been no significant changes to our contractual obligations since our quarterly report on Form 10-Q for the period ended December 31, 2014 as presented in our Form 10-Q for the period ended March 31, 2015.
Off-Balance Sheet Arrangements
Other than operating leases and outstanding letters of credit, we do not have any material off-balance sheet arrangement as of March 31, 2015.

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
Interest Rate Risk
We have historically used interest rate swaps to manage the economic effect of variable rate interest obligations associated with our floating rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. As of March 31, 2015, we did not have any interest rate swap agreements in place that would either have the economic effect of modifying the variable interest obligations associated with our floating rate term loans or would be considered effective cash flow hedges for financial reporting purposes.
Foreign Currency Exchange Risk
The nature of our global operations exposes us to cash flow and earnings fluctuations resulting from foreign exchange rate variation. These exposures are transactional and translational in nature. Since we manufacture and sell our products throughout the world, our foreign currency risk is diversified. Principal drivers of this diversified foreign exchange exposure include the euro, British pound, Argentinean peso, Brazilian real, and Australian dollar. Our transactional exposure arises from the purchase and sale of goods and services in currencies other than the functional currency of our operational units. We also have exposure related to the translation of financial statements of our foreign divisions into U.S. dollars, the functional currency of Catalent. The financial statements of our operations outside the United States are measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign operations in U.S. dollars are accumulated as a component of other comprehensive income/(loss) utilizing period-end exchange rates. Foreign currency transaction gains and losses calculated by utilizing weighted average exchange rates for the period are included in our consolidated statements of operations in “other (income)/expense, net”. Such foreign currency transaction gains and losses include inter-company loans denominated in non-U.S. dollar currencies.

Item 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any control and procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our President and Chief Executive Officer, and our Executive Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
Beginning in November 2006, we, along with several pharmaceutical companies, had been named in approximately 380 civil lawsuits filed by individuals allegedly injured by their use of the prescription acne medication Amnesteem®, a branded generic form of isotretinoin, and in some instances of isotretinoin products made and/or sold by other firms as well. All of these lawsuits have been dismissed or settled.
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

101.1
The following financial information from Catalent, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL: (i) Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2015 and 2014; (ii) Consolidated Statements of Comprehensive Income/(Loss) for the Three and Nine Months Ended March 31, 2015 and 2014 (iii) Consolidated Balance Sheets as of March 31, 2015 and June 30, 2014; (iv) Consolidated Statement of Changes in Shareholders’ Equity/(Deficit) as of March 31, 2015; (v) Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2015 and 2014; and (vi) Notes to Unaudited Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALENT, INC. (Registrant)

Date:	May 5, 2015	By:	/s/ John R. Chiminski
John R. Chiminski
President & Chief Executive Officer

Date:	May 5, 2015	By:	/s/ Matthew M. Walsh
Matthew M. Walsh
Executive Vice President & Chief Financial Officer