Form 10-K/A
period 2015-06-30
Catalent, Inc.
filed 2015-11-03
CIK 1596783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Amendment”) on Form 10-K/A to amend our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, filed with the SEC on September 2, 2015 (the “Original 10-K”), solely for the purpose of filing revised versions of Exhibits 31.1 and 31.2 filed with the Original 10-K.

We are filing revised exhibits solely in order to include in the certifications set forth in the Exhibits the language added to the introductory portion of paragraph 4 and the language of revised paragraph 4(b), which language is required by Item 601(b)(31) of Regulation S-K but was inadvertently omitted from the certifications when originally filed. The Amendment does not reflect events occurring after the date of the filing of the Original 10-K or modify or update any of the other disclosures contained therein in any way. Accordingly, the Amendment should be read in conjunction with the Original 10-K.  The Amendment consists solely of the preceding cover page, this explanatory note, the signature page and paragraphs 1, 2, 4 and 5 of each of the revised certifications filed as exhibits to the Amendment.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALENT, INC.

Date:	November 3, 2015	By:	/s/ STEVEN L. FASMAN
Steven L. Fasman
Senior Vice President & General Counsel and Secretary

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*