Form 10-Q
period 2015-09-30
Catalent, Inc.
filed 2015-11-03
CIK 1596783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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

On October 30, 2015 there were 124,521,872 shares of the Registrant's common stock, par value $0.01 per share, issued and outstanding.

CATALENT, INC. and Subsidiaries

INDEX TO FORM 10-Q
For the Three Months Ended September 30, 2015

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

•	As a global enterprise, fluctuations in the exchange rate of the U.S. dollar against foreign currencies could have a material adverse effect on our financial performance and results of operations.

•	Tax legislation initiatives or challenges to our tax positions could adversely affect our results of operations and financial condition.

•	Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

•	Changes to the estimated future profitability of the business may require that we re-establish a valuation allowance against all or some portion of our net U.S. deferred tax assets.

•	We are dependent on key personnel.

•	Risks generally associated with information and communications systems could adversely affect our results of operations.

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

Catalent, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited; Dollars in millions, except per share data)

	Three Months Ended September 30,
	2015	2014
Net revenue	$423.0	$418.3
Cost of sales	301.5	293.0
Gross margin	121.5	125.3
Selling, general and administrative expenses	82.2	81.4
Impairment charges and (gain)/loss on sale of assets	1.2	—
Restructuring and other	1.0	1.4
Operating earnings/(loss)	37.1	42.5
Interest expense, net	22.7	35.5
Other (income)/expense, net	0.6	41.3
Earnings/(loss) from continuing operations before income taxes	13.8	(34.3)
Income tax expense/(benefit)	4.9	(14.0)
Earnings/(loss) from continuing operations	8.9	(20.3)
Net earnings/(loss) from discontinued operations, net of tax	—	0.4
Net earnings/(loss)	8.9	(19.9)
Less: Net earnings/(loss) attributable to noncontrolling interest, net of tax	(0.2)	(0.4)
Net earnings/(loss) attributable to Catalent	$9.1	$(19.5)

Amounts attributable to Catalent:
Earnings/(loss) from continuing operations less net earnings (loss) attributable to noncontrolling interest	9.1	(19.9)
Net earnings/(loss) attributable to Catalent	9.1	(19.5)

Earnings per share attributable to Catalent:
Basic
Earnings/(loss) from continuing operations	0.07	(0.19)
Net earnings/(loss)	0.07	(0.18)
Diluted
Earnings/(loss) from continuing operations	0.07	(0.19)
Net earnings/(loss)	0.07	(0.18)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited; Dollars in millions)

	Three Months Ended September 30,
	2015	2014
Net earnings/(loss)	$8.9	$(19.9)
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	(42.4)	(53.8)
Pension and Other Post-Retirement adjustments	0.5	0.4
Deferred compensation	(0.7)	(0.2)
Other comprehensive income/(loss), net of tax	(42.6)	(53.6)
Comprehensive income/(loss)	(33.7)	(73.5)
Comprehensive income/(loss) attributable to noncontrolling interest	(0.2)	(0.2)
Comprehensive income/(loss) attributable to Catalent	$(33.5)	$(73.3)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited; Dollars in millions, except per share data)

	September 30, 2015	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$151.4	$151.3
Trade receivables, net	308.2	372.4
Inventories	150.9	132.9
Prepaid expenses and other	80.7	80.9
Total current assets	691.2	737.5
Property, plant, and equipment, net	884.3	885.2
Other assets:
Goodwill	1,038.1	1,061.5
Other intangibles, net	348.1	368.7
Deferred income taxes	67.5	64.1
Other	27.2	28.4
Total assets	$3,056.4	$3,145.4

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$24.0	$23.8
Accounts payable	127.4	128.2
Other accrued liabilities	201.5	247.0
Total current liabilities	352.9	399.0
Long-term obligations, less current portion	1,859.9	1,864.1
Pension liability	141.8	143.7
Deferred income taxes	57.7	56.3
Other liabilities	41.1	42.5
Commitment and contingencies (see Note 13)

Redeemable noncontrolling interest	5.8	5.8

Shareholders' equity/(deficit):
Common stock $0.01 par value; 1.0 billion and 1.0 billion shares authorized on September 30, 2015 and June 30, 2015, 124,521,872 and 124,319,279 issued and outstanding on September 30, 2015 and June 30, 2015, respectively.	1.2	1.2
Preferred stock $0.01 par value; 100 million and 100 million authorized on September 30, 2015 and June 30, 2015, respectively, 0 issued and outstanding on September 30, 2015 and June 30, 2015.	—	—
Additional paid in capital	1,970.4	1,973.7
Accumulated deficit	(1,157.8)	(1,166.9)
Accumulated other comprehensive income/(loss)	(216.6)	(174.0)
Total Catalent shareholders' equity/(deficit)	597.2	634.0
Noncontrolling interest	—	—
Total shareholders' equity/(deficit)	597.2	634.0
Total liabilities, redeemable noncontrolling interest and shareholders' equity/(deficit)	$3,056.4	$3,145.4
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity/(Deficit)
(Unaudited; Dollars in millions, share counts in thousands)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity/ (Deficit)
Balance at June 30, 2015	124,319.3	$1.2	$1,973.7	$(1,166.9)	$(174.0)	$634.0
Stock option exercises	202.6	—
Equity compensation			2.5			2.5
Cash paid, in lieu of equity, for tax withholding			(5.6)			(5.6)
Noncontrolling interest ownership changes			(0.2)			(0.2)
Net earnings/(loss)				9.1		9.1
Other comprehensive income/(loss), net of tax					(42.6)	(42.6)
Balance at September 30, 2015	124,521.9	$1.2	$1,970.4	$(1,157.8)	$(216.6)	$597.2
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; Dollars in millions)

	Three Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings/(loss)	$8.9	$(19.9)
Net earnings/(loss) from discontinued operations	—	0.4
Earnings/(loss) from continuing operations	8.9	(20.3)
Adjustments to reconcile (loss)/earnings from continued operations to net cash from operations:
Depreciation and amortization	35.5	35.0
Non-cash foreign currency transaction (gain)/loss, net	(0.1)	(11.2)
Amortization and write off of debt financing costs	1.1	12.4
Asset impairments and (gain)/loss on sale of assets	1.2	—
Non-cash gain on acquisition	—	(7.0)
Reclassification of call premium payments and financing fees paid	—	9.8
Equity compensation	2.5	1.5
Provision/(benefit) for deferred income taxes	(1.2)	(7.7)
Provision for bad debts and inventory	0.9	1.7
Change in operating assets and liabilities:
Decrease/(increase) in trade receivables	59.7	62.0
Decrease/(increase) in inventories	(20.4)	(14.1)
Increase/(decrease) in accounts payable	1.6	(26.3)
Other accrued liabilities and operating items, net	(44.8)	(76.0)
Net cash provided by/(used in) operating activities from continuing operations	44.9	(40.2)
Net cash provided by/(used in) operating activities from discontinued operations	—	0.4
Net cash provided by/(used in) operating activities	44.9	(39.8)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and other productive assets	(33.2)	(31.2)
Payment for acquisitions, net	—	(13.5)
Net cash provided by/(used in) investing activities from continuing operations	(33.2)	(44.7)
Net cash provided by/(used in) investing activities from discontinued operations	—	—
Net cash provided by/(used in) investing activities	(33.2)	(44.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	—	11.7
Proceeds from borrowing, net	—	—
Payments related to long-term obligations	(4.7)	(863.8)
Reclassification of call premium payments and financing fees paid	—	(9.8)
Equity contribution/(redemption)	—	948.8
Cash paid, in lieu of equity, for tax withholding obligations	(5.6)	—
Net cash (used in)/provided by financing activities from continuing operations	(10.3)	86.9
Net cash (used in)/provided by financing activities from discontinued operations	—	—
Net cash (used in)/provided by financing activities	(10.3)	86.9
Effect of foreign currency on cash	(1.3)	(13.6)
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	0.1	(11.2)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	151.3	74.4
CASH AND EQUIVALENTS AT END OF PERIOD	$151.4	$63.2
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$20.8	$44.3
Income taxes paid, net	$10.0	$9.9

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Catalent, Inc. (“Catalent” or the “Company”) directly and wholly owns PTS Intermediate Holdings LLC (“Intermediate Holdings”). Intermediate Holdings directly and wholly owns Catalent Pharma Solutions, Inc. (“Operating Company”). The financial results of Catalent are solely comprised of the financial results of Operating Company and its subsidiaries on a consolidated basis.
In July 2014, the Company’s board of directors and holders of the requisite number of outstanding shares of its capital stock approved an amendment to the Company’s amended and restated certificate of incorporation to effect a 70-for-1 stock split of its outstanding common stock (the “stock split”). The stock split became effective on July 17, 2014 upon the filing of the Company’s Certificate of Amendment of the Amended and Restated Certificate of Incorporation with the Delaware Secretary of State. On the effective date of the stock split, (i) each outstanding share of common stock was increased to seventy shares of common stock, (ii) the number of shares of comm;on stock issuable under each outstanding option to purchase common stock was proportionately increased on a one-to-seventy basis, (iii) the exercise price of each outstanding option to purchase common stock was proportionately decreased on a one-to-seventy basis, and (iv) the number of shares underlying each restricted stock unit was proportionately increased on a one-to-seventy basis. All of the share and per share information referenced throughout the financial statements and notes to the consolidated financial statements have been retroactively adjusted to reflect this stock split.
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
On March 9, 2015, an affiliate of The Blackstone Group, L.P. that owned shares in the Company (“Blackstone”), Genstar Capital and Aisling Capital (collectively the “selling stockholders”) completed a secondary offering of 27.3 million shares of the Company’s common stock, including 3.6 million shares sold pursuant to the over-allotment option granted to the underwriters at a price of $29.50 per share before underwriting discounts and commissions. On June 2, 2015, the selling stockholders completed an additional secondary offering of 16.1 million shares, including 2.1 million shares sold pursuant to the over-allotment option, at a price of $29.00 per share, before underwriting discounts and commissions. The Company did not sell any stock in either secondary offering and did not receive any proceeds of the sales. Blackstone’s ownership in the Company was reduced to 32.7% following the March offering and to 20.8% following the June offering, and as a result the Company ceased being a “controlled company” under applicable NYSE listing standards since March 9, 2015.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016. The consolidated balance sheet at June 30, 2015 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015 filed with the SEC.

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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, allowance for doubtful accounts, inventory and long-lived asset valuation, goodwill and other intangible asset valuation and impairment, equity-based compensation, income taxes, derivative financial instruments and pension plan asset and liability valuation. Actual amounts may differ from these estimated amounts.
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

Goodwill
The Company accounts for purchased goodwill and intangible assets with indefinite lives in accordance with ASC 350 Goodwill, Intangible and Other Assets. Under ASC 350, goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually. The Company's annual goodwill impairment test was conducted as of April 1, 2015. The Company assesses goodwill for possible impairment by comparing the carrying value of its reporting units to their fair values. The Company determines the fair value of its reporting units utilizing estimated future discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize. In addition, the Company uses comparative market information and other factors to corroborate the discounted cash flow results.
Property and Equipment and Other Definite Lived Intangible Assets
Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including capital lease assets that are amortized over the shorter of their useful lives or the terms of the respective leases. The Company generally uses the following ranges of useful lives for its property and equipment categories: buildings and improvements - 5 to 50 years; machinery and equipment - 3 to 10 years; and furniture and fixtures - 3 to 7 years. Depreciation expense was $23.6 million for the three months ended September 30, 2015 and $23.7 million for the three months ended September 30, 2014, respectively. Depreciation expense includes amortization of assets related to capital leases. The Company charges repairs and maintenance costs to expense as incurred. The amount of capitalized interest was immaterial for all periods presented.
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
Research and Development Costs
The Company expenses research and development costs as incurred. Costs incurred in connection with the development of new offerings and manufacturing process improvements are recorded within selling, general and administrative expenses. Such research and development costs included in selling, general and administrative expenses amounted to $1.6 million for the three months ended September 30, 2015, and $2.8 million for the three months ended September 30, 2014. Costs incurred in connection with research and development services the Company provides to customers and services performed in support of the commercial manufacturing process for customers are recorded within cost of sales. Such research and development costs included in cost of sales amounted to $11.8 million for the three months ended September 30, 2015 and $8.8 million for the three months ended September 30, 2014, respectively.
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
Recent Financial Accounting Standards

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-16, Simplifying the Accounting for Measurement Period Adjustments. The new standard eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment be recognized in the reporting period in which the adjustment is identified. The standard is effective for public entities for annual periods beginning after December 15, 2017. Early adoption is permitted. Catalent has determined the impact of this standard will be not be material on its consolidated results of operations and financial position.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The new standard requires that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The standard is effective for public entities for annual and interim periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. Catalent has determined the impact of this standard will be not be material on its consolidated results of operations and financial position.

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
The following table summarizes the changes between June 30, 2015 and September 30, 2015 in the carrying amount of goodwill in total and by reporting segment:

(Dollars in millions)	Oral Technologies	Medication Delivery Solutions	Development & Clinical Services	Total
Balance at June 30, 2015 (1)	$812.0	$19.9	$229.6	$1,061.5
Additions/(impairments)	—	—	—	—
Foreign currency translation adjustments	(17.5)	—	(5.9)	(23.4)
Balance at September 30, 2015	$794.5	$19.9	$223.7	$1,038.1

(1)	The opening balance is reflective of prior impairment charges.

No goodwill impairment charges were required during the current or comparable prior year period. When required, impairment charges are recorded within the consolidated statements of operations as impairment charges and (gain)/loss on sale of assets.

3.	DEFINITE LIVED LONG-LIVED ASSETS
The Company’s definite-lived long-lived assets include property, plant and equipment as well as other intangible assets with definite lives. Refer to Note 15 Supplemental Balance Sheet Information for details related to property, plant and equipment.
The details of other intangible assets subject to amortization as of September 30, 2015 and June 30, 2015, are as follows:

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
September 30, 2015
Amortized intangibles:
Core technology	18 years	$175.1	$(59.2)	$115.9
Customer relationships	14 years	251.2	(84.5)	166.7
Product relationships	12 years	219.6	(154.1)	65.5
Total intangible assets		$645.9	$(297.8)	$348.1

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2015
Amortized intangibles:
Core technology	18 years	$177.6	$(57.6)	$120.0
Customer relationships	14 years	259.2	(81.8)	177.4
Product relationships	12 years	222.9	(151.6)	71.3
Total intangible assets		$659.7	$(291.0)	$368.7
Amortization expense was $11.9 million and $11.3 million for the three months ended September 30, 2015 and September 30, 2014, respectively. Future amortization expense for the next five years is estimated to be:

(Dollars in millions)	Remainder Fiscal 2016	2017	2018	2019	2020	2021
Amortization expense	$35.3	$46.4	$46.4	$40.4	$25.7	$25.7

4.	LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS
Long-term obligations and other short-term borrowings consist of the following at September 30, 2015 and June 30, 2015:

(Dollars in millions)	Maturity	September 30, 2015	June 30, 2015
Senior Secured Credit Facilities
Term loan facility dollar-denominated	May 2021	$1,467.9	$1,471.0
Term loan facility euro-denominated	May 2021	355.0	355.8
$200 million Revolving Credit Facility	May 2019	—	—
Capital lease obligations	2020 to 2032	55.1	55.5
Other obligations	2016 to 2018	5.9	5.6
Total		1,883.9	1,887.9
Less: Current portion of long-term obligations and other short-term borrowings		24.0	23.8
Long-term obligations, less current portion		$1,859.9	$1,864.1

Senior Secured Credit Facilities
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
The Credit Agreement also contains change of control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of September 30, 2015, the Company was in compliance with all material covenants related to its long-term obligations.
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

Fair Value of Debt Measurements
The estimated fair value of the long-term debt, which is considered a Level 2 liability, is based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities and considers collateral, if any. The carrying amounts and the estimated fair values of financial instruments as of September 30, 2015 and June 30, 2015 are as follows:

	September 30, 2015		June 30, 2015
(Dollars in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt and other	$1,883.9	$1,851.2	$1,887.9	$1,854.7

5.	EARNINGS PER SHARE
The reconciliations between basic and diluted earnings per share attributable to Catalent common shareholders for the three months ended September 30, 2015 and 2014 are as follows (in millions, except per share data):

	Three Months Ended September 30,
	2015	2014
Earnings / (loss) from continuing operations less net income / (loss) attributable to noncontrolling interest	$9.1	$(19.9)
Earnings / (loss) from discontinued operations	—	0.4
Net earnings / (loss) attributable to Catalent	$9.1	$(19.5)

Weighted average shares outstanding	124,753,234	105,535,385
Dilutive securities issuable-stock plans	1,437,223	—
Total weighted average diluted shares outstanding	126,190,457	105,535,385

Basic earnings per share of common stock:
Earnings / (loss) from continuing operations	$0.07	$(0.19)
Earnings / (loss) from discontinued operations	—	0.01
Net earnings / (loss) attributable to Catalent	$0.07	$(0.18)

Diluted earnings per share of common stock-assuming dilution:
Earnings / (loss) from continuing operations	$0.07	$(0.19)
Earnings / (loss) from discontinued operations	—	0.01
Net earnings / (loss) attributable to Catalent	$0.07	$(0.18)
The computation of diluted earnings per share for the three months ended September 30, 2015 excludes the effect of 2.1 million shares potentially issuable pursuant to awards granted under the 2007 Stock Incentive Plan, because the vesting provisions of those awards specify performance or market-based conditions that had not been met as of the period end. The computation of diluted earnings per share for the three months ended September 30, 2014 excludes the maximum effect of the potential common shares issuable under the employee stock option plan of approximately 6.8 million shares, and excludes restricted share awards of 1.4 million shares, because the Company had a net loss for the period and the effect would therefore be anti-dilutive.

6.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Risk Management Objective of Using Derivatives
The Company is exposed to fluctuations in the applicable exchange rate on its investments in foreign operations. While the Company does not actively hedge against changes in foreign currency, the Company has mitigated the exposure of its investments in its European operations by denominating a portion of its debt in euros. At September 30, 2015, the Company had euro-denominated debt outstanding of $355.0 million that qualifies as a hedge of a net investment in foreign operations.

For non-derivatives designated and qualifying as net investment hedges, the effective portions of the translation gains or losses are reported in accumulated other comprehensive income/(loss) as part of the cumulative translation adjustment. The ineffective portions of the translation gains or losses are reported in the statement of operations. The following table includes net investment hedge activity during the three months ended September 30, 2015 and September 30, 2014. The activity was not material during the three months ended September 30, 2015.

	Three Months Ended September 30,
(Dollars in millions)	2015	2014
Unrealized foreign exchange gain/(loss) within other comprehensive income	$—	$10.8
Unrealized foreign exchange gain/(loss) within statement of operations	$—	$21.3
The net accumulated gain of this net investment as of September 30, 2015 within other comprehensive income/(loss) was approximately $79.5 million. Amounts are reclassified out of accumulated other comprehensive income/(loss) into earnings when the entity to which the gains and losses reside is either sold or substantially liquidated.

7.	INCOME TAXES

The Company accounts for income taxes in accordance with the provision of ASC 740 Income Taxes. Generally, fluctuations in the effective tax rate are primarily due to changes in U.S. and non-U.S. pretax income resulting from the Company’s business mix and changes in the tax impact of special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Such discrete items include, but are not limited to, changes in foreign statutory tax rates, the amortization of certain assets, changes in valuation allowance resulting from acquisition accounting and the tax impact of changes in its ASC 740 unrecognized tax benefit reserves. In the normal course of business, the Company is subject to examination by taxing authorities around the world, including such major jurisdictions as the United States, Germany, France, and the United Kingdom. The Company is no longer subject to non-U.S. income tax examinations for years prior to fiscal year 2006. Under the terms of the purchase agreement related to the 2007 acquisition, the Company is indemnified by its former owner for tax liabilities that may arise in the future that relate to tax periods prior to April 10, 2007. The indemnification agreement includes, among other taxes, any and all federal, state and international income-based taxes as well as related interest and penalties. As of September 30, 2015 and June 30, 2015, approximately $2.3 million and $2.3 million, respectively, of unrecognized tax benefit is subject to indemnification by the Company's former owner.

ASC 740 includes guidance on the accounting for uncertainty in income taxes recognized in the financial statements. This standard also provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeal or litigation process, based on the technical merits. As of September 30, 2015, the Company had a total of $65.6 million of unrecognized tax benefits. A reconciliation of its reserves for uncertain tax positions, excluding accrued interest and penalties, for September 30, 2015 is as follows:

(Dollars in millions)
Balance at June 30, 2015	$66.9
Additions for tax positions of prior years	0.6
Reductions for tax positions of prior years	(1.9)
Balance at September 30, 2015	$65.6
As of September 30, 2015 and June 30, 2015, the Company had a total of $72.7 million and $73.2 million, respectively, of uncertain tax positions (including accrued interest and penalties). As of these dates, $47.9 million and $48.7 million, respectively, represent the amount of unrecognized tax benefits, which, if recognized, would favorably affect the effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of September 30, 2015 and June 30, 2015, the Company has approximately $7.1 million and $6.3 million, respectively, of accrued interest and penalties related to uncertain tax positions. As of these dates, the portion of such interest and penalties subject to indemnification by its former owner is $2.3 million and $2.3 million, respectively.

8.	EMPLOYEE RETIREMENT BENEFIT PLANS
Components of the Company’s net periodic benefit costs are as follows:

	Three Months Ended September 30,
(Dollars in millions)	2015	2014
Components of net periodic benefit cost:
Service cost	$0.7	$0.7
Interest cost	2.7	3.1
Expected return on plan assets	(2.5)	(2.8)
Amortization (1)	0.7	0.5
Net amount recognized	$1.6	$1.5

(1)	Amount represents the amortization of unrecognized actuarial gains/(losses).
As previously disclosed with regard to the Company’s participation in a multi-employer pension plan, the Company notified the plan trustees of its withdrawal from such plan in fiscal 2012. The actuarial review process, which is administered by the plan trustees, was completed during the third quarter of fiscal 2015 and the liability the Company has estimated reflects the present value of its expected future long-term obligations. The estimated discounted value of the projected contributions related to these plans is $39.4 million as of September 30, 2015 and $39.5 million as of June 30, 2015. The annual cash impact associated with the Company's long-term obligation approximates $1.7 million per year.

9.	RELATED PARTY TRANSACTIONS
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

10.	EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
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

Accumulated other comprehensive income/(loss)
The components of the changes in the cumulative translation adjustment and minimum pension liability for the three months ended September 30, 2015 and September 30, 2014 are presented below.

	Three Months Ended September 30,
(Dollars in millions)	2015	2014
Foreign currency translation adjustments:
Net investment hedge	$—	$10.8
Long term intercompany loans	(14.2)	(9.6)
Translation adjustments	(28.2)	(55.4)
Total foreign currency translation adjustment, pre tax	(42.4)	(54.2)
Tax expense/(benefit)	—	(0.4)
Total foreign currency translation adjustment, net of tax	$(42.4)	$(53.8)

Net change in minimum pension liability
Net gain/(loss) recognized during the period	0.7	0.5
Total pension, pretax	0.7	0.5
Tax expense/(benefit)	(0.2)	(0.1)
Net change in minimum pension liability, net of tax	$0.5	$0.4
For the three months ended September 30, 2015 the changes in accumulated other comprehensive income net of tax by component are as follows:

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Other Post-Retirement Adjustments	Deferred Compensation	Total
Balance at June 30, 2015	$(130.0)	$(47.8)	$3.8	$(174.0)
Other comprehensive income/(loss) before reclassifications	(42.4)	—	(0.7)	(43.1)
Amounts reclassified from accumulated other comprehensive income	—	0.5	—	0.5
Net current period other comprehensive income (loss)	(42.4)	0.5	(0.7)	(42.6)
Balance at September 30, 2015	$(172.4)	$(47.3)	$3.1	$(216.6)

11.	OTHER (INCOME) / EXPENSE, NET
The components of Other (Income) / Expense, net for the three months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,
(Dollars in millions)	2015	2014
Other (income) / expense, net
Debt extinguishment costs	$—	$20.6
(Gain) / loss on acquisition (1)	—	(7.0)
Sponsor advisory agreement termination fee (2)	—	29.8
Foreign currency (gains) and losses	—	(3.1)
Other	0.6	1.0
Total Other (Income) / Expense	$0.6	$41.3

(1)	During the three months ended September 30, 2014, the Company recorded a $7.0 million bargain purchase gain for an acquisition completed in July 2014.

(2)	The Company paid a sponsor advisory agreement termination fee of $29.8 million in connection with its IPO. Refer to Note 9 for further discussion.

12.	REDEEMABLE NONCONTROLLING INTEREST
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

13.	COMMITMENTS AND CONTINGENCIES
From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business, including, without limitation, inquiries and claims concerning environmental contamination as well as litigation and allegations in connection with acquisitions, product liability, manufacturing or packaging defects and claims for reimbursement for the cost of lost or damaged active pharmaceutical ingredients, the cost of which could be significant. The Company intends to vigorously defend itself against any such litigation and does not currently believe that the outcome of any such litigation will have a material adverse effect on the Company’s financial statements. In addition, the healthcare industry is highly regulated and government agencies continue to scrutinize certain practices affecting government programs and otherwise.
From time to time, the Company receives subpoenas or requests for information from various government agencies, including from state attorneys general and the U.S. Department of Justice relating to the business practices of customers or suppliers. The Company generally responds to such subpoenas and requests in a timely and thorough manner, which responses sometimes require considerable time and effort and can result in considerable costs being incurred. The Company expects to incur costs in future periods in connection with future requests.

14.	SEGMENT INFORMATION
The Company conducts its business within the following operating segments: Softgel Technologies, Modified Release Technologies, Medication Delivery Solutions and Development and Clinical Services. The Softgel Technologies and Modified Release Technologies segments are aggregated into one reportable operating segment – Oral Technologies. The Company evaluates the performance of its segments based on segment earnings before noncontrolling interest, other (income) expense, impairments, restructuring costs, interest expense, income tax (benefit)/expense, and depreciation and amortization (“Segment EBITDA”). EBITDA from continuing operations is consolidated earnings from continuing operations before interest expense, income tax (benefit)/expense, depreciation and amortization and is adjusted for the income or loss attributable to noncontrolling interest. The Company’s presentation of Segment EBITDA and EBITDA from continuing operations may not be comparable to similarly titled measures used by other companies.

The following tables include net revenue and Segment EBITDA during the three months ended September 30, 2015 and September 30, 2014:

	Three Months Ended September 30,
(Dollars in millions)	2015	2014
Oral Technologies
Net revenue	$247.7	$261.1
Segment EBITDA	51.1	57.7
Medication Delivery Solutions
Net revenue	55.7	56.9
Segment EBITDA	7.8	9.9
Development and Clinical Services
Net revenue	122.9	103.1
Segment EBITDA	27.2	21.4
Inter-segment revenue elimination	(3.3)	(2.8)
Unallocated Costs (1)	(13.9)	(52.4)
Combined Totals:
Net revenue	$423.0	$418.3

EBITDA from continuing operations	$72.2	$36.6

(1)
Unallocated costs include restructuring and special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended September 30,
(Dollars in millions)	2015	2014
Impairment charges and gain/(loss) on sale of assets	$(1.2)	$—
Equity compensation	$(2.5)	$(1.5)
Restructuring and other special items (2)	(2.0)	(4.5)
Noncontrolling interest	0.2	0.4
Other income/(expense), net (3)	(0.6)	(41.3)
Non-allocated corporate costs, net	(7.8)	(5.5)
Total unallocated costs	$(13.9)	$(52.4)

(2)	Segment results do not include restructuring and certain acquisition-related costs.

(3)
Amounts primarily relate to foreign currency translation gains and losses during all periods presented. Prior period amounts primarily relate to the expense associated with the termination of the sponsor advisory services agreement of $29.8 million in connection with the IPO, expenses related to financing transactions of $20.6 million, offset by an acquisition-related gain of $7.0 million.

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations:

	Three Months Ended September 30,
(Dollars in millions)	2015	2014
Earnings/(loss) from continuing operations	$8.9	$(20.3)
Depreciation and amortization	35.5	35.0
Interest expense, net	22.7	35.5
Income tax (benefit)/expense	4.9	(14.0)
Noncontrolling interest	0.2	0.4
EBITDA from continuing operations	$72.2	$36.6
The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the consolidated financial statements:

(Dollars in millions)	September 30, 2015	June 30, 2015
Assets
Oral Technologies	$2,426.3	$2,477.3
Medication Delivery Solutions	242.7	247.8
Development and Clinical Services	688.5	703.2
Corporate and eliminations	(301.1)	(282.9)
Total assets	$3,056.4	$3,145.4

15.	SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplementary balance sheet information at September 30, 2015 and June 30, 2015 is detailed in the following tables.
Inventories
Work-in-process and finished goods inventories include raw materials, labor, and overhead. Total inventories consist of the following:

(Dollars in millions)	September 30, 2015	June 30, 2015
Raw materials and supplies	$89.6	$76.9
Work-in-process	28.2	26.3
Finished goods	46.5	43.8
Total inventories, gross	164.3	147.0
Inventory reserve	(13.4)	(14.1)
Inventories	$150.9	$132.9
Prepaid expenses and other
Prepaid expenses and other current assets consist of the following:

(Dollars in millions)	September 30, 2015	June 30, 2015
Prepaid expenses	$27.5	$22.0
Spare parts supplies	11.2	11.5
Deferred taxes	14.8	19.7
Other current assets	27.2	27.7
Prepaid expenses and other	$80.7	$80.9

Property, plant, and equipment, net
Property, plant, and equipment, net consist of the following:

(Dollars in millions)	September 30, 2015	June 30, 2015
Land, buildings, and improvements	$639.0	$637.6
Machinery, equipment, and capitalized software	728.8	727.9
Furniture and fixtures	10.6	10.1
Construction in progress	109.5	97.6
Property, plant, and equipment, at cost	1,487.9	1,473.2
Accumulated depreciation	(603.6)	(588.0)
Property, plant, and equipment, net	$884.3	$885.2
Other assets
Other assets consist of the following:

(Dollars in millions)	September 30, 2015	June 30, 2015
Deferred long term debt financing costs	$9.1	$9.5
Other	18.1	18.9
Total other assets	$27.2	$28.4
Other accrued liabilities
Other accrued liabilities consist of the following:

(Dollars in millions)	September 30, 2015	June 30, 2015
Accrued employee-related expenses	$60.6	$87.8
Restructuring accrual	6.5	7.3
Deferred income tax	1.4	1.5
Accrued interest	0.3	0.2
Deferred revenue and fees	38.0	39.0
Accrued income tax	43.7	55.8
Other accrued liabilities and expenses	51.0	55.4
Other accrued liabilities	$201.5	$247.0
16. SUBSEQUENT EVENTS

On October 29, 2015, the Company’s Board of Directors authorized a share repurchase program to use up to $100.0 million to repurchase shares of its outstanding common stock. Under the program, the Company is authorized to repurchase shares through open market purchases, privately negotiated transactions or otherwise as permitted by applicable federal securities laws.

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
There was no material change to our critical accounting policies or in the underlying accounting assumptions and estimates from those described in our fiscal year 2015 Annual Report on Form 10-K, other than recently adopted accounting principles, none of which had or is expected to have a material impact.
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

Under our Credit Agreement, our ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments and paying certain dividends is tied to ratios based on Adjusted EBITDA (which is defined as “Consolidated EBITDA” in the Credit Agreement). Adjusted EBITDA is based on the definitions in our Credit Agreement, is not defined under GAAP, and is subject to important limitations. We have included the calculations of Adjusted EBITDA for the periods presented. Adjusted EBITDA is the covenant compliance measure used in certain covenants under our Credit Agreement, particularly those governing debt incurrence and restricted payments. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.
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
Other Non-GAAP Measures
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

Results of Operations
Three Months Ended September 30, 2015 compared to the Three Months Ended September 30, 2014

	Three Months Ended September 30,		FX impact (unfavorable) / favorable	Constant Currency Increase/(Decrease)
(Dollars in millions)	2015	2014		Change $	Change %
Net revenue	$423.0	$418.3	$(39.9)	$44.6	11%
Cost of sales	301.5	293.0	(31.0)	39.5	13%
Gross margin	121.5	125.3	(8.9)	5.1	4%
Selling, general and administrative expenses	82.2	81.4	(4.0)	4.8	6%
Impairment charges and (gain)/loss on sale of assets	1.2	—	—	1.2	*
Restructuring and other	1.0	1.4	(0.1)	(0.3)	(21)%
Operating earnings/(loss)	37.1	42.5	(4.8)	(0.6)	(1)%
Interest expense, net	22.7	35.5	(0.7)	(12.1)	(34)%
Other (income)/expense, net	0.6	41.3	(1.6)	(39.1)	(95)%
Earnings/(loss) from continuing operations before income taxes	13.8	(34.3)	(2.5)	50.6	*
Income tax expense/(benefit)	4.9	(14.0)	(0.5)	19.4	*
Earnings/(loss) from continuing operations	8.9	(20.3)	(2.0)	31.2	*
Net earnings/(loss) from discontinued operations, net of tax	—	0.4	—	(0.4)	*
Net earnings/(loss)	8.9	(19.9)	(2.0)	30.8	*
Less: Net earnings/(loss) attributable to noncontrolling interest, net of tax	(0.2)	(0.4)	—	0.2	(50)%
Net earnings/(loss) attributable to Catalent	$9.1	$(19.5)	$(2.0)	$30.6	*
 *Percentage not meaningful
Net Revenue
Net revenue increased $44.6 million, or 11%, as compared to the three months ended September 30, 2014, excluding the impact of foreign exchange. The increase in net revenue was driven by increased sales across all three reportable segments, led by our Development and Clinical Services and Oral Technologies segments.
Gross Margin
Gross margin increased $5.1 million, or 4%, as compared to the three months ended September 30, 2014, excluding the impact of foreign exchange. The increase in gross margin was primarily driven by increased sales and a favorable shift in revenue mix within our analytical services integrated operations and increased sales from our clinical services operations within our Development and Clinical Services segment. We also had increased sales from our softgel offering within our Oral Technologies segment and revenue generated from a business acquired in the second quarter of fiscal 2015 included in our Development and Clinical Services segment. These increases were partially offset by decreased end customer demand for certain higher margin offerings within our modified release technologies platform within our Oral Technologies segment. On a constant currency basis, gross margin, as a percentage of revenue, decreased 180 basis points to 28.2% in the three months ended September 30, 2015 as compared to 30.0% in the prior year primarily driven by an unfavorable shift in revenue mix within our Oral Technologies segment and our Medication Delivery Solutions segment.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $4.8 million, or 6%, as compared to the three months ended September 30, 2014, excluding the impact of foreign exchange, primarily due to approximately $3 million of incremental expense related to entities we acquired during the year, which was comprised of non-cash depreciation and amortization expense of approximately $2 million and integration costs of approximately $1 million. In addition, selling, general and administrative expenses increased $1 million related to our non-cash equity compensation plans as a result of a change from a cash-based long-term incentive plan to an equity-based long-term incentive plan.

Restructuring and Other
Restructuring and other charges of $1.0 million for the three months ended September 30, 2015 decreased $0.3 million compared to the three months ended September 30, 2014, excluding the impact of foreign exchange. The three months ended September 30, 2015, included restructuring activities enacted to improve cost efficiency primarily related to employee severance expenses.
Interest Expense, net
Interest expense, net of $22.7 million for the three months ended September 30, 2015 decreased by $12.8 million, or 36%, compared to the three months ended September 30, 2014, primarily driven by lower levels of outstanding debt as compared to the prior year. We redeemed $350 million of Senior Notes and $275 million of Senior Subordinated Notes on August 28, 2014 and September 4, 2014, respectively. In addition, we reduced an aggregate of $234.5 million of outstanding borrowings under the unsecured term loan during the first quarter of fiscal 2015. The funds utilized to reduce our debt level were generated by proceeds from our IPO which was completed during the first quarter of fiscal 2015.
Other (Income)/Expense, net
Other expense was $0.6 million for the three months ended September 30, 2015. Other expense of $41.3 million for the three months ended September 30, 2014 was primarily driven by a sponsor advisory agreement termination fee of $29.8 million which was agreed to in connection with our IPO. In addition, we incurred $20.6 million of expense associated with the early redemption of our Senior Notes and pre-payment of the unsecured term loan, of which $9.8 million was a cash expense. Offsetting these other expense items in the prior year period, was the impact of a gain on acquisition of $7.0 million, related to a business combination completed in the period and a net $3.1 million of gains associated with foreign exchange.
Provision/(Benefit) for Income Taxes
Our provision for income taxes for the three months ended September 30, 2015 was $4.9 million relative to earnings from continuing operations before income taxes of $13.8 million. Our benefit for income taxes for the three months ended September 30, 2014 was $14.0 million relative to losses from continuing operations before income taxes of $34.3 million. The income tax provision for the current period is not comparable to the same period of the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Our effective tax rate at September 30, 2015 reflects benefits derived from operations outside the United States, which are generally taxed at lower rates than the U.S. statutory rate of 35%.

Segment Review
Our results on a segment basis for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 were as follows:

	Three Months Ended September 30,		FX impact (unfavorable) / favorable	Constant Currency Increase/(Decrease)
(Dollars in millions)	2015	2014		Change $	Change %
Oral Technologies
Net revenue	$247.7	$261.1	$(32.4)	$19.0	7%
Segment EBITDA	51.1	57.7	(6.7)	0.1	*
Medication Delivery Solutions
Net revenue	55.7	56.9	(3.8)	2.6	5%
Segment EBITDA	7.8	9.9	(0.3)	(1.8)	(18)%
Development and Clinical Services
Net revenue	122.9	103.1	(3.8)	23.6	23%
Segment EBITDA	27.2	21.4	(1.0)	6.8	32%
Inter-segment revenue elimination	(3.3)	(2.8)	0.1	(0.6)	21%
Unallocated Costs (1)	(13.9)	(52.4)	1.8	36.7	(70)%
Combined Total
Net revenue	$423.0	$418.3	$(39.9)	$44.6	11%

EBITDA from continuing operations	$72.2	$36.6	$(6.2)	$41.8	*
 *    Percentage not meaningful

(1)
Unallocated costs includes equity-based compensation, certain acquisition related costs, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended September 30,
(Dollars in millions)	2015	2014
Impairment charges and gain/(loss) on sale of assets	$(1.2)	$—
Equity compensation	(2.5)	(1.5)
Restructuring and other special items (2)	(2.0)	(4.5)
Noncontrolling interest	0.2	0.4
Other income/(expense), net (3)	(0.6)	(41.3)
Non-allocated corporate costs, net	(7.8)	(5.5)
Total unallocated costs	$(13.9)	$(52.4)

(2)	Segment results do not include restructuring and certain acquisition related costs.

(3)
Amounts primarily relate to foreign currency translation gains and losses during all periods presented. Prior period amounts primarily relate to the expense associated with the IPO including termination of the sponsor advisory services agreement of $29.8 million, expenses related to financing transactions of $20.6 million, offset by acquisition related gain of $7.0 million, net.

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations:

	Three Months Ended September 30,
(Dollars in millions)	2015	2014
Earnings/(loss) from continuing operations	$8.9	$(20.3)
Depreciation and amortization	35.5	35.0
Interest expense, net	22.7	35.5
Income tax (benefit)/expense	4.9	(14.0)
Noncontrolling interest	0.2	0.4
EBITDA from continuing operations	$72.2	$36.6
Oral Technologies segment

	2015 vs. 2014
Factors Contributing to Year-Over-Year Change	Three Months Ended September 30,
	Net Revenue	Segment EBITDA
Organic revenue / Segment EBITDA	6%	(1)%
Impact of acquisitions	1%	1%
Impact of divestitures / business restructuring	—%	—%
Constant currency change	7%	—%
Foreign exchange fluctuation	(12)%	(11)%
Total % Change	(5)%	(11)%
Oral Technologies’ net revenue increased $19 million, or 7%, excluding the impact of foreign exchange. The increase in organic revenue of approximately $32 million was primarily due to increased demand for our softgel offering, partially offset by decreased end customer demand for certain higher margin offerings within our modified release technologies platform of approximately $12 million as compared to the prior period.
Oral Technologies' segment EBITDA was comparable to the three months ended September 30, 2014, excluding the impact of foreign exchange. Segment EBITDA increased within our softgel offering primarily due to higher sales and more effective absorption of fixed costs through higher capacity utilization, which was offset by decreased sales and decreased end customer demand for certain higher margin offerings within our modified release technologies platform.
In March 2015, we acquired a pharmaceutical services business based in Australia, enhancing our ability to offer integrated dose form manufacturing and packaging capabilities in the region. The impact to the Company's financial statements for the three months ended September 30, 2015 was not material.
Medication Delivery Solutions segment

	2015 vs. 2014
Factors Contributing to Year-Over-Year Change	Three Months Ended September 30,
	Net Revenue	Segment EBITDA
Organic revenue / Segment EBITDA	4%	(3)%
Impact of acquisitions	1%	(15)%
Impact of divestitures / business restructuring	—%	—%
Constant currency change	5%	(18)%
Foreign exchange fluctuation	(7)%	(3)%
Total % Change	(2)%	(21)%
Net revenue in our Medication Delivery Solutions segment increased by $2.6 million, or 5%, as compared to the three months ended September 30, 2014, excluding the impact of foreign exchange, primarily due to higher revenue from our blow-fill-seal technology platform of 7% and increased revenue driven by the completion of project milestones from our biologics offerings of approximately 7% driven increased demand. These increases were partially offset by decreased demand for our injectable products at our European pre-filled syringe operations of approximately 9%.
Medication Delivery Solutions' segment EBITDA decreased by $1.8 million, or 18%, as compared to the three months ended September 30, 2014, excluding the impact of foreign exchange. The decrease in segment EBITDA was primarily attributable to decreased demand and an unfavorable revenue mix shift from our injectable products at our European pre-filled syringe operations and incremental cost investment in the Redwood Bioscience business, which was acquired in the second quarter of fiscal 2015. These decreases were partially offset by increased profit generated by higher revenue from our biologics offerings and from our blow-fill-seal technology platform.
Development and Clinical Services segment

	2015 vs. 2014
Factors Contributing to Year-Over-Year Change	Three Months Ended September 30,
	Net Revenue	Segment EBITDA
Organic revenue / Segment EBITDA	18%	24%
Impact of acquisitions	5%	8%
Impact of divestitures / business restructuring	—%	—%
Constant currency change	23%	32%
Foreign exchange fluctuation	(4)%	(5)%
Total % Change	19%	27%
Development and Clinical Services' net revenue increased by $23.6 million, or 23%, as compared to the three months ended September 30, 2014, excluding the impact of foreign exchange. Organic revenue increased 18% primarily due to increased revenue from our clinical services offerings of $10 million, or 10%, of which $5 million, or 5%, of the increase is attributable to increased comparator sourcing. Growth in analytical services also attributed to increased organic revenue of $8 million, or 8%, driven by increased sales volumes related to our integrated oral solids development and manufacturing capabilities and higher project volumes in the U.S.. Net revenue also increased 5% as a result of revenue contributed from an acquisition during the second quarter of fiscal 2015.
Development and Clinical Services' segment EBITDA increased by $6.8 million, or 32%, excluding the impact of foreign exchange, as compared to the three months ended September 30, 2014, primarily due increased sales across the segment and a favorable shift in revenue mix within analytical services related to our integrated oral solids development and manufacturing capabilities and higher project volumes in the U.S.. In addition, an acquisition during the second quarter of fiscal 2015 contributed growth of 8% to segment EBITDA.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal source of liquidity has been cash flows generated from operations. The principal uses of cash are to fund planned operating and capital expenditures, interest payments on debt and any mandatory or discretionary principal payments on debt issuances. As of September 30, 2015, our financing needs were supported by $200 million of available funds under our revolving credit facility, which was reduced by $13.9 million of outstanding letters of credit. The revolving credit facility matures in May 2019.

Cash Flows
The following table summarizes our consolidated statement of cash flows from continuing operations:

	Three Months Ended September 30,
(Dollars in millions)	2015	2014	Difference
Net cash provided by/(used in):
Operating activities	$44.9	$(40.2)	$85.1
Investing activities	$(33.2)	$(44.7)	$11.5
Financing activities	$(10.3)	$86.9	$(97.2)
Operating Activities
For the three months ended September 30, 2015, cash provided by operating activities was $44.9 million compared to cash used in operating activities of $40.2 million for the comparable prior year period. Cash provided by operating activities increased, primarily driven by higher earnings from continuing operations in the three months ended September 30, 2015 which benefited from reduced interest expense and one-time costs associated with the IPO in the three months ended September 30, 2014 along with favorable working capital changes compared to the previous period.
Investing Activities
For the three months ended September 30, 2015, cash used in investing activities was $33.2 million compared to $44.7 million for the comparable prior year period. Acquisitions of property, plant and equipment totaled $33.2 million for the three months ended September 30, 2015 as compared to $31.2 million in the comparable prior year period. In the prior year, we paid $13.5 million for acquisition activities compared to no spend in the three months ended September 30, 2015.
Financing Activities
For the three months ended September 30, 2015, cash used in financing activities was $10.3 million compared to cash provided by financing activities of $86.9 million for the comparable prior year period. The current year activity includes $4.7 million of long-term debt payments along with $5.6 million paid for minimum tax witholding obligations associated with equity award settlements. In the prior year period, the net proceeds raised in connection with our IPO of $948.8 million were primarily used to fund debt payments of $863.8 million.
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
Debt Covenants
Our Credit Agreement, among other things, restricts, subject to certain exceptions, our (and our restricted subsidiaries) ability to incur additional indebtedness or issue certain preferred shares; create liens on assets; engage in mergers and consolidations; sell assets; pay dividends and distributions or repurchase capital stock; repay subordinated indebtedness; engage in certain transactions with affiliates; make investments, loans or advances; make certain acquisitions; enter into sale and leaseback transactions, amend material agreements governing our subordinated indebtness and change our lines of business.
Our Credit Agreement also contains change of control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of September 30, 2015, we were in compliance with all covenants related to our long-term obligations.

Subject to certain exceptions, our Credit Agreement permits us and our restricted subsidiaries to incur certain additional indebtedness, including secured indebtedness. None of our non-U.S. subsidiaries or Puerto Rico subsidiaries is a guarantor of the loans.

As of September 30, 2015 and June 30, 2015, the amounts of cash and cash equivalents held by foreign subsidiaries were $137.6 million and $116.3 million, respectively, out of the total consolidated cash and cash equivalents of $151.4 million and $151.3 million, respectively. We believe that the amount of funds held by foreign subsidiaries as of such dates not readily convertible into other foreign currencies, including U.S. dollars, was $1.5 million and $1.7 million, respectively. Based on our domestic cash flows from operations and our other sources of liquidity, we believe we have sufficient access to funds for our expected future domestic liquidity needs. Our intent is to continue to reinvest undistributed earnings of our foreign local entities and we do not currently plan to repatriate them to fund our operations in the United States. In the event we need to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences, including foreign withholding taxes or U.S. income taxes. It is not feasible to estimate the amount of U.S. tax that might be payable on the remittance of such earnings.

Backlog

While we generally have long-term supply agreements that provide for a revenue stream over a period of years, our backlog represents, as of a point in time, future service revenues from work not yet completed. For our Oral Technologies segment and Medication Delivery Solutions segment, backlog represents firm orders for manufacturing services and includes minimum volumes, where applicable. For our Development and Clinical Services segment, backlog represents estimated future service revenues from work not yet completed under signed contracts. Using these methods of reporting backlog, as of September 30, 2015, backlog was approximately $848.2 million, as compared to approximately $827.6 million as of June 30, 2015, including approximately $430.0 million and $417.7 million, respectively, related to our Development and Clinical Services segment. We expect to recognize approximately 71% of revenue from the backlog in existence as of September 30, 2015 by June 30, 2016.
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
Interest Rate Risk Management
A portion of the debt used to finance our operations is exposed to interest-rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed-and floating-rate assets and liabilities. Historically, we have used interest-rate swaps to manage the economic effect of variable rate interest obligations associated with our floating-rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on our future interest expense. As of September 30, 2015, we did not have any interest-rate swap agreement in place that would have the economic effect of modifying the variable interest obligations associated with our floating-rate term loans.
Currency Risk Management
We are exposed to fluctuations in the EUR-USD exchange rate on its investments in foreign operations in Europe. While we do not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in euros. At September 30, 2015, we had $355.0 million of euro-denominated debt outstanding that qualifies as a hedge of a net investment in foreign operations. Refer to Note 6 to our consolidated financial statements for further discussion of net investment hedge activity in the period.
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

Contractual Obligations

There has been no significant change to our contractual obligations since our annual report on Form 10-K for the period ended June 30, 2015.
Off-Balance Sheet Arrangements
Other than operating leases and outstanding letters of credit as discussed herein, we do not have any material off-balance sheet arrangement as of September 30, 2015.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to cash flow and earnings fluctuations as a result of certain market risks. These market risks primarily relate to changes in interest rates associated with our long-term debt obligations and foreign exchange rate changes.
Interest Rate Risk
The Company has historically used interest-rate swaps to manage the economic effect of variable rate interest obligations associated with our floating-rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on our future interest expense. As of September 30, 2015, we did not have any interest-rate swap agreement in place that would either have the economic effect of modifying the variable interest obligations associated with our floating-rate term loans or would be considered an effective cash flow hedge for financial reporting purposes.
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
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer, and the Company’s Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s President and Chief Executive Officer, and the Company’s Executive Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Executive Vice President and Chief Financial Officer concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
From time to time, we may be involved in legal proceedings arising in the ordinary course of business, including, without limitation, inquiries and claims concerning environmental contamination as well as litigation and allegations in connection with acquisitions, product liability, manufacturing or packaging defects and claims for reimbursement for the cost of lost or damaged active pharmaceutical ingredients, the cost of which could be significant. We intend to vigorously defend ourselves against any such litigation and do not currently believe that the outcome of any such litigation will have a material adverse effect on our financial statements. In addition, the healthcare industry is highly regulated and government agencies continue to scrutinize certain practices affecting government programs and otherwise.
From time to time, we receive subpoenas or requests for information from various government agencies, including from state attorneys general and the U.S. Department of Justice relating to the business practices of customers or suppliers. We generally respond to such subpoenas and requests in a timely and thorough manner, which responses sometimes require considerable time and effort and can result in considerable costs being incurred by us. We expect to incur costs in the future in connection with future requests.

Item 1A.	RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There has been no material change to the risk factors disclosed in the Company’s Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

Purchase of Equity Securities
None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
Iran Threat Reduction and Syria Human Rights Act of 2012
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to Blackstone by Travelport Worldwide Limited and Hilton Worldwide Holdings Inc., which may be considered our affiliates.

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

101.1
The following financial information from Catalent, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL: (i) Consolidated Statements of Operations for the Three Months Ended September 30, 2015 and 2014; (ii) Consolidated Statements of Comprehensive Income/(Loss) for the Three Months Ended September 30, 2015 and 2014 (iii) Consolidated Balance Sheets as of September 30, 2015 and June 30, 2015; (iv) Consolidated Statement of Changes in Shareholders’ Equity/(Deficit) as of September 30, 2015; (v) Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2015 and 2014; and (vi) Notes to Unaudited Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALENT, INC. (Registrant)

Date:	November 3, 2015	By:	/s/ John R. Chiminski
John R. Chiminski
President & Chief Executive Officer

Date:	November 3, 2015	By:	/s/ Matthew M. Walsh
Matthew M. Walsh
Executive Vice President & Chief Financial Officer