Form 10-Q
period 2015-12-31
Catalent, Inc.
filed 2016-02-09
CIK 1596783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2015
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

On January 29, 2016 there were 124,523,299 shares of the Registrant's common stock, par value $0.01 per share, issued and outstanding.

CATALENT, INC. and Subsidiaries

INDEX TO FORM 10-Q
For the Three and Six Months Ended December 31, 2015

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

•	We are subject to product and other liability risks that could adversely affect our results of operations, financial condition, liquidity, and cash flows.

•	Failure to comply with existing and future regulatory requirements could adversely affect our results of operations and financial condition or result in claims from customers.

•	Failure to provide quality offerings to our customers could have an adverse effect on our business and subject us to regulatory actions or costly litigation.

•	The services and offerings we provide are highly exacting and complex, and if we encounter problems providing the services or support required, our business could suffer.

•
Our global operations are subject to economic, political and regulatory risks, including the risks of changing regulatory standards or changing interpretations of existing standards that could affect the probability of our operations or require costly changes to our procedures.

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

•
We use advanced information and communication systems to run our operations, compile and analyze financial and operational data and communicate among our employees, customers and counter-parties, so the risks generally associated with information and communications systems could adversely affect our results of operations.

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

PART I.    FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Catalent, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited; Dollars in millions, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net revenue	$454.9	$455.8	$877.9	$874.1
Cost of sales	302.8	299.7	604.3	592.7
Gross margin	152.1	156.1	273.6	281.4
Selling, general and administrative expenses	93.0	88.1	175.2	169.5
Impairment charges and (gain)/loss on sale of assets	(0.1)	3.5	1.1	3.5
Restructuring and other	0.6	2.1	1.6	3.5
Operating earnings	58.6	62.4	95.7	104.9
Interest expense, net	22.3	23.9	45.0	59.4
Other (income)/expense, net	(3.5)	(3.6)	(2.9)	37.7
Earnings from continuing operations before income taxes	39.8	42.1	53.6	7.8
Income tax expense/(benefit)	9.2	(4.1)	14.1	(18.1)
Earnings from continuing operations	30.6	46.2	39.5	25.9
Net earnings/(loss) from discontinued operations, net of tax	—	(0.2)	—	0.2
Net earnings	30.6	46.0	39.5	26.1
Less: Net (loss) attributable to noncontrolling interest, net of tax	(0.1)	(0.5)	(0.3)	(0.9)
Net earnings attributable to Catalent	$30.7	$46.5	$39.8	$27.0

Amounts attributable to Catalent:
Earnings from continuing operations less net (loss) attributable to noncontrolling interest	30.7	46.7	39.8	26.8
Net earnings attributable to Catalent	30.7	46.5	39.8	27.0

Earnings per share attributable to Catalent:
Basic
Earnings/(loss) from continuing operations	0.25	0.38	0.32	0.23
Net earnings/(loss)	0.25	0.37	0.32	0.24
Diluted
Earnings/(loss) from continuing operations	0.24	0.37	0.32	0.23
Net earnings/(loss)	0.24	0.37	0.32	0.23
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited; Dollars in millions)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net earnings	$30.6	$46.0	$39.5	$26.1
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	(24.0)	(59.8)	(66.4)	(113.6)
Pension and Other Post-Retirement adjustments	0.5	0.3	1.0	0.7
Deferred compensation	0.5	0.4	(0.2)	0.2
Other comprehensive income/(loss), net of tax	(23.0)	(59.1)	(65.6)	(112.7)
Comprehensive income/(loss)	7.6	(13.1)	(26.1)	(86.6)
Comprehensive income/(loss) attributable to noncontrolling interest	(0.1)	(0.5)	(0.3)	(0.9)
Comprehensive income/(loss) attributable to Catalent	$7.7	$(12.6)	$(25.8)	$(85.7)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited; Dollars in millions, except per share data)

	December 31, 2015	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$115.5	$151.3
Trade receivables, net	332.0	372.4
Inventories	159.3	132.9
Prepaid expenses and other	72.7	80.9
Total current assets	679.5	737.5
Property, plant, and equipment, net	902.0	885.2
Other assets:
Goodwill	1,027.2	1,061.5
Other intangibles, net	332.7	368.7
Deferred income taxes	66.1	64.1
Other	27.7	28.4
Total assets	$3,035.2	$3,145.4

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$24.4	$23.8
Accounts payable	128.5	128.2
Other accrued liabilities	187.3	247.0
Total current liabilities	340.2	399.0
Long-term obligations, less current portion	1,848.3	1,864.1
Pension liability	138.9	143.7
Deferred income taxes	59.3	56.3
Other liabilities	41.1	42.5
Commitment and contingencies (see Note 13)

Redeemable noncontrolling interest	—	5.8

Shareholders' equity/(deficit):
Common stock $0.01 par value; 1.0 billion and 1.0 billion shares authorized on December 31, 2015 and June 30, 2015, 124,523,299 and 124,319,279 issued and outstanding on December 31, 2015 and June 30, 2015, respectively.	1.2	1.2
Preferred stock $0.01 par value; 100 million and 100 million authorized on December 31, 2015 and June 30, 2015, respectively, 0 issued and outstanding on December 31, 2015 and June 30, 2015.	—	—
Additional paid in capital	1,972.9	1,973.7
Accumulated deficit	(1,127.1)	(1,166.9)
Accumulated other comprehensive income/(loss)	(239.6)	(174.0)
Total shareholders' equity	607.4	634.0
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$3,035.2	$3,145.4
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity/(Deficit)
(Unaudited; Dollars in millions, share counts in thousands)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity/ (Deficit)
Balance at June 30, 2015	124,319.3	$1.2	$1,973.7	$(1,166.9)	$(174.0)	$634.0
Stock option exercises	204.0	—
Equity compensation			5.1			5.1
Cash paid, in lieu of equity, for tax withholding			(5.6)			(5.6)
Noncontrolling interest ownership changes			(0.3)			(0.3)
Net earnings/(loss)				39.8		39.8
Other comprehensive income/(loss), net of tax					(65.6)	(65.6)
Balance at December 31, 2015	124,523.3	$1.2	$1,972.9	$(1,127.1)	$(239.6)	$607.4
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; Dollars in millions)

	Six Months Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$39.5	$26.1
Net earnings/(loss) from discontinued operations	—	0.2
Earnings from continuing operations	39.5	25.9
Adjustments to reconcile (loss)/earnings from continued operations to net cash from operations:
Depreciation and amortization	70.7	70.2
Non-cash foreign currency transaction (gain)/loss, net	(3.6)	(12.4)
Amortization and write off of debt financing costs	2.3	13.8
Asset impairments and (gain)/loss on sale of assets	1.1	3.5
Non-cash gain on acquisition	—	(10.2)
Reclassification of call premium payments and financing fees paid	—	12.6
Equity compensation	5.1	4.3
Provision/(benefit) for deferred income taxes	0.5	(25.7)
Provision for bad debts and inventory	7.1	7.2
Change in operating assets and liabilities:
Decrease/(increase) in trade receivables	29.7	49.8
Decrease/(increase) in inventories	(36.4)	(25.2)
Increase/(decrease) in accounts payable	5.4	(21.5)
Other accrued liabilities and operating items, net	(49.9)	(92.1)
Net cash provided by/(used in) operating activities from continuing operations	71.5	0.2
Net cash provided by/(used in) operating activities from discontinued operations	—	0.2
Net cash provided by/(used in) operating activities	71.5	0.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and other productive assets	(82.5)	(71.3)
Payment for acquisitions, net	—	(125.1)
Net cash provided by/(used in) investing activities	(82.5)	(196.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	(0.2)	6.0
Proceeds from borrowing, net	—	150.4
Payments related to long-term obligations	(9.3)	(869.3)
Reclassification of call premium payments and financing fees paid	—	(12.6)
Purchase of Redeemable Noncontrolling Interest Shares	(5.8)	—
Equity contribution/(redemption)	—	948.8
Cash paid, in lieu of equity, for tax withholding obligations	(5.6)	(0.7)
Net cash (used in)/provided by financing activities	(20.9)	222.6
Effect of foreign currency on cash	(3.9)	(16.9)
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	(35.8)	9.7
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	151.3	74.4
CASH AND EQUIVALENTS AT END OF PERIOD	$115.5	$84.1
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$41.0	$67.0
Income taxes paid, net	$20.0	$18.1

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Catalent, Inc. (“Catalent” or the “Company”) directly and wholly owns PTS Intermediate Holdings LLC (“Intermediate Holdings”). Intermediate Holdings directly and wholly owns Catalent Pharma Solutions, Inc. (“Operating Company”). The financial results of Catalent are comprised of the financial results of Operating Company and its subsidiaries on a consolidated basis.
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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016. The consolidated balance sheet at June 30, 2015 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015 filed with the SEC.

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
Property and Equipment and Other Definite Lived Intangible Assets
Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including capital lease assets that are amortized over the shorter of their useful lives or the terms of the respective leases. The Company generally uses the following ranges of useful lives for its property and equipment categories: buildings and improvements - 5 to 50 years; machinery and equipment - 3 to 10 years; and furniture and fixtures - 3 to 7 years. Depreciation expense was $23.5 million and $47.1 million for the three and six months ended December 31, 2015 and $23.6 million and $47.3 million for the three and six months ended December 31, 2014, respectively. Depreciation expense includes amortization of assets related to capital leases. The Company charges repairs and maintenance costs to expense as incurred. The amount of capitalized interest was immaterial for all periods presented.
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
Research and Development Costs
The Company expenses research and development costs as incurred. Costs incurred in connection with the development of new offerings and manufacturing process improvements are recorded within selling, general and administrative expenses. Such research and development costs included in selling, general and administrative expenses amounted to $2.1 million and $3.7 million for the three and six months ended December 31, 2015, and $2.9 million and $5.7 million for the three and six months ended December 31, 2014, respectively. Costs incurred in connection with research and development services the Company provides to customers and services performed in support of the commercial manufacturing process for customers are recorded within cost of sales. Such research and development costs included in cost of sales amounted to $12.3 million and $24.1 million for the three and six months ended December 31, 2015 and $10.5 million and $19.3 million for the three and six months ended December 31, 2014, respectively.
Earnings / (Loss) Per Share
The Company reports net earnings/(loss) per share pursuant to ASC 260 Earnings per Share. Under ASC 260, basic earnings per share, which excludes dilution, is computed by dividing net earnings or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could be exercised or converted into common shares, and is computed by dividing net earnings or loss available to common stockholders by the weighted average of common shares outstanding plus the dilutive potential common shares. Diluted earnings per share includes in-the-money stock options, restricted stock units, and unvested restricted stock using the treasury stock method. During a loss period, the assumed exercise of in-the-money stock options has an anti-dilutive effect and therefore, these instruments are excluded from the computation of dilutive earnings per share.

Equity-Based Compensation
The Company accounts for its equity-based compensation awards pursuant to ASC 718 Compensation-Stock Compensation. ASC 718 requires companies to recognize compensation expense using a fair value based method for costs related to share-based payments including stock options and restricted stock units. The expense is measured based on the grant date fair value of the awards that are expected to vest, and the expense is recorded over the applicable requisite service period using the accelerated attribution method. In the absence of an observable market price for a share-based award, the fair value is based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price based on peer companies, the expected dividends on the underlying shares and the risk-free interest rate.

The terms of the Company’s equity-based compensation plans permit shares that are issued upon an employee's exercise of an option to be withheld through a net settlement transaction as a means of meeting tax withholding requirements.
Recent Financial Accounting Standards

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes. The update requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance will be effective for public entities in fiscal periods beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively. Catalent is currently evaluating the impact of this standard on its statement of financial position.

In September 2015, the FASB issued Accounting Standards Update 2015-16, Simplifying the Accounting for Measurement Period Adjustments. The new standard eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment be recognized in the reporting period in which the adjustment is identified. The standard is effective for public entities for annual periods beginning after December 15, 2017. Early adoption is permitted. Catalent has determined the impact of this standard will not be material on its consolidated results of operations and financial position.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The new standard requires that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The standard is effective for public entities for annual and interim periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. Catalent has determined the impact of this standard will not be material on its statement of financial position.

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
The following table summarizes the changes between June 30, 2015 and December 31, 2015 in the carrying amount of goodwill in total and by reporting segment:

(Dollars in millions)	Oral Technologies	Medication Delivery Solutions	Development & Clinical Services	Total
Balance at June 30, 2015 (1)	$812.0	$19.9	$229.6	$1,061.5
Additions/(impairments)	—	—	—	—
Foreign currency translation adjustments	(25.6)	—	(8.7)	(34.3)
Balance at December 31, 2015	$786.4	$19.9	$220.9	$1,027.2

(1)	The opening balance is reflective of prior impairment charges.
No goodwill impairment charge was required during the current or comparable prior year period. When required, impairment charges are recorded within the consolidated statements of operations as impairment charges and (gain)/loss on sale of assets.

3.	DEFINITE LIVED LONG-LIVED ASSETS
The Company’s definite-lived long-lived assets include property, plant and equipment as well as other intangible assets with definite lives. Refer to Note 15 Supplemental Balance Sheet Information for details related to property, plant and equipment.
The details of other intangible assets subject to amortization as of December 31, 2015 and June 30, 2015, are as follows:

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2015
Amortized intangibles:
Core technology	18 years	$173.6	$(61.2)	$112.4
Customer relationships	14 years	248.2	(88.0)	160.2
Product relationships	12 years	217.0	(156.9)	60.1
Total intangible assets		$638.8	$(306.1)	$332.7

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2015
Amortized intangibles:
Core technology	18 years	$177.6	$(57.6)	$120.0
Customer relationships	14 years	259.2	(81.8)	177.4
Product relationships	12 years	222.9	(151.6)	71.3
Total intangible assets		$659.7	$(291.0)	$368.7
Amortization expense was $11.7 million and $23.6 million for the three and six months ended December 31, 2015 and $11.6 million and $22.9 million for the three and six months ended December 31, 2014, respectively. Future amortization expense for the next five years is estimated to be:

(Dollars in millions)	Remainder Fiscal 2016	2017	2018	2019	2020	2021
Amortization expense	$23.2	$45.7	$45.7	$39.8	$25.4	$25.4

4.	LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS
Long-term obligations and other short-term borrowings consist of the following at December 31, 2015 and June 30, 2015:

(Dollars in millions)	Maturity	December 31, 2015	June 30, 2015
Senior Secured Credit Facilities
Term loan facility dollar-denominated	May 2021	$1,464.8	$1,471.0
Term loan facility euro-denominated	May 2021	347.3	355.8
$200 million Revolving Credit Facility	May 2019	—	—
Capital lease obligations	2020 to 2032	54.1	55.5
Other obligations	2016 to 2018	6.5	5.6
Total		1,872.7	1,887.9
Less: Current portion of long-term obligations and other short-term borrowings		24.4	23.8
Long-term obligations, less current portion		$1,848.3	$1,864.1

Senior Secured Credit Facilities
Borrowings under the term loan facilities and the revolving credit facility bear interest, at the Company’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the higher of (1) the rate of interest published by The Wall Street Journal as its “prime lending rate” and (2) the federal funds rate plus one half of 1% or (b) a LIBOR rate determined by reference to the London Interbank Offered Rate set by ICE Benchmark Administration (or any successor thereto). The applicable margin for the term loans and borrowings under the revolving credit facility may be reduced subject to the Company attaining a certain total net leverage ratio. The applicable margin for borrowings is 3.25% for loans based on a LIBOR rate and 2.50% for loans based on base rate. The LIBOR rate for term loans is subject to a floor of 1.00% and the base rate for term loans is subject to a floor of 2.00%.
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
The Credit Agreement also contains change of control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of December 31, 2015, the Company was in compliance with all material covenants related to its long-term obligations.
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

Fair Value of Debt Measurements
The estimated fair value of the long-term debt, which is considered a Level 2 liability, is based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities and considers collateral, if any. The carrying amounts and the estimated fair values of financial instruments as of December 31, 2015 and June 30, 2015 are as follows:

	December 31, 2015		June 30, 2015
(Dollars in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt and other	$1,872.7	$1,849.2	$1,887.9	$1,854.7

5.	EARNINGS PER SHARE
The reconciliations between basic and diluted earnings per share attributable to Catalent common shareholders for the three and six months ended December 31, 2015 and 2014, respectively are as follows (dollars in millions, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Earnings from continuing operations less net (loss) attributable to noncontrolling interest	$30.7	$46.7	$39.8	$26.8
Earnings / (loss) from discontinued operations	—	(0.2)	—	0.2
Net earnings attributable to Catalent	$30.7	$46.5	$39.8	$27.0

Weighted average shares outstanding	124,818,241	124,102,662	124,785,737	114,819,023
Dilutive securities issuable-stock plans	1,008,439	1,851,584	1,157,119	1,851,584
Total weighted average diluted shares outstanding	125,826,680	125,954,246	125,942,856	116,670,607

Basic earnings per share of common stock:
Earnings from continuing operations	$0.25	$0.38	$0.32	$0.23
Earnings / (loss) from discontinued operations	—	(0.01)	—	0.01
Net earnings attributable to Catalent	$0.25	$0.37	$0.32	$0.24

Diluted earnings per share of common stock-assuming dilution:
Earnings from continuing operations	$0.24	$0.37	$0.32	$0.23
Earnings / (loss) from discontinued operations	—	—	—	—
Net earnings attributable to Catalent	$0.24	$0.37	$0.32	$0.23
The computation of diluted earnings per share for the three and six months ended December 31, 2015 excludes the effect of 1.9 million shares potentially issuable pursuant to awards granted under the 2007 Stock Incentive Plan, because the vesting provisions of those awards specify performance or market-based conditions that had not been met as of the period end. The computation of diluted earnings per share for the three and six months ended December 31, 2014 excludes the effect of 2.2 million shares potentially issuable pursuant to awards granted under the 2007 Stock Incentive Plan and the 2014 Omnibus Incentive Plan, because the vesting provisions of those awards specify performance or market-based conditions that have not been met as of the period end.

6.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Risk Management Objective of Using Derivatives
The Company is exposed to fluctuations in the applicable exchange rate on its investments in foreign operations. While the Company does not actively hedge against changes in foreign currency, the Company has mitigated the exposure of its investments in its European operations by denominating a portion of its debt in euros. At December 31, 2015, the Company had euro-denominated debt outstanding of $347.3 million that qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the effective portions of the translation gains or losses are reported in accumulated other comprehensive income/(loss) as part of the cumulative translation adjustment. The ineffective portions of the translation gains or losses are reported in the statement of operations. The following table includes net investment hedge activity during the three and six months ended December 31, 2015 and December 31, 2014.

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2015	2014	2015	2014
Unrealized foreign exchange gain/(loss) within other comprehensive income	$2.5	$4.4	$2.5	$15.2
Unrealized foreign exchange gain/(loss) within statement of operations	$4.3	$9.6	$4.3	$30.8
The net accumulated gain of this net investment as of December 31, 2015 within other comprehensive income/(loss) was approximately $82.0 million. Amounts are reclassified out of accumulated other comprehensive income/(loss) into earnings when the entity to which the gains and losses reside is either sold or substantially liquidated.

7.	INCOME TAXES

The Company accounts for income taxes in accordance with the provision of ASC 740 Income Taxes. Generally, fluctuations in the effective tax rate are primarily due to changes in U.S. and non-U.S. pretax income resulting from the Company’s business mix and changes in the tax impact of special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Such discrete items include, but are not limited to, changes in foreign statutory tax rates, the amortization of certain assets, changes in valuation allowance resulting from acquisition accounting and the tax impact of changes in its ASC 740 unrecognized tax benefit reserves. In the normal course of business, the Company is subject to examination by taxing authorities around the world, including such major jurisdictions as the United States, Germany, France, and the United Kingdom. The Company is no longer subject to non-U.S. income tax examinations for years prior to fiscal year 2006. Under the terms of the purchase agreement related to the 2007 acquisition, the Company is indemnified by its former owner for tax liabilities that may arise in the future that relate to tax periods prior to April 10, 2007. The indemnification agreement includes, among other taxes, any and all federal, state and international income-based taxes as well as related interest and penalties. As of December 31, 2015 and June 30, 2015, approximately $2.2 million and $2.3 million, respectively, of unrecognized tax benefit is subject to indemnification by the Company's former owner.

ASC 740 includes guidance on the accounting for uncertainty in income taxes recognized in the financial statements. This standard also provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeal or litigation process, based on the technical merits. As of December 31, 2015, the Company had a total of $65.4 million of unrecognized tax benefits. A reconciliation of its reserves for uncertain tax positions, excluding accrued interest and penalties, for December 31, 2015 is as follows:

(Dollars in millions)
Balance at June 30, 2015	$66.9
Additions for tax positions of prior years	2.2
Reductions for tax positions of prior years	(3.7)
Balance at December 31, 2015	$65.4
As of December 31, 2015 and June 30, 2015, the Company had a total of $72.0 million and $73.2 million, respectively, of uncertain tax positions (including accrued interest and penalties). As of these dates, $48.0 million and $48.7 million, respectively, represent the amount of unrecognized tax benefits, which, if recognized, would favorably affect the effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2015 and June 30, 2015, the Company has approximately $6.6 million and $6.3 million, respectively, of accrued interest and penalties related to uncertain tax positions. As of these dates, the portion of such interest and penalties subject to indemnification by its former owner is $2.2 million and $2.3 million, respectively.

8.	EMPLOYEE RETIREMENT BENEFIT PLANS
Components of the Company’s net periodic benefit costs are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$0.7	$0.7	$1.4	$1.4
Interest cost	2.7	2.9	5.4	6.0
Expected return on plan assets	(2.5)	(2.7)	(5.1)	(5.4)
Amortization (1)	0.7	0.5	1.4	1.0
Net amount recognized	$1.6	$1.4	$3.1	$3.0

(1)	Amount represents the amortization of unrecognized actuarial gains/(losses).
As previously disclosed with regard to the Company’s participation in a multi-employer pension plan, the Company notified the plan trustees of its withdrawal from such plan in fiscal 2012. The actuarial review process, which is administered by the plan trustees, was completed during the third quarter of fiscal 2015 and the liability the Company has estimated reflects the present value of its expected future long-term obligations. The estimated discounted value of the projected contributions related to these plans is $39.4 million as of December 31, 2015 and $39.5 million as of June 30, 2015. The annual cash impact associated with the Company's long-term obligation approximates $1.7 million per year.

9.	RELATED PARTY TRANSACTIONS
Advisor Transaction and Management Fees
Prior to the IPO, the Company was party to a transaction and advisory fee agreement with affiliates of Blackstone and certain other investors in BHP PTS Holdings L.L.C. (collectively, the “Investors”), pursuant to which the Company historically paid an annual sponsor advisory fee to the Investors for certain monitoring, advisory and consulting services to the Company. In connection with the IPO, the Company paid the Investors an advisory agreement termination fee of $29.8 million in August 2014, which was recorded within other (income)/expense, net in the Consolidated Statements of Operations, and terminated the agreement.

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
On October 29, 2015, the Company’s Board of Directors authorized a share repurchase program to use up to $100.0 million to repurchase shares of its outstanding common stock. Under the program, the Company is authorized to repurchase shares through open market purchases, privately negotiated transactions or otherwise as permitted by applicable federal securities laws. There have been no purchases pursuant to this program as of December 31, 2015.

Accumulated other comprehensive income/(loss)
The components of the changes in the cumulative translation adjustment and minimum pension liability for the three and six months ended December 31, 2015 and December 31, 2014 are presented below.

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2015	2014	2015	2014
Foreign currency translation adjustments:
Net investment hedge	$2.5	$4.4	$2.5	$15.2
Long-term intercompany loans	(5.6)	(13.8)	(19.8)	(23.4)
Translation adjustments	(20.0)	(50.2)	(48.2)	(105.6)
Total foreign currency translation adjustment, pretax	(23.1)	(59.6)	(65.5)	(113.8)
Tax expense/(benefit)	0.9	0.2	0.9	(0.2)
Total foreign currency translation adjustment, net of tax	$(24.0)	$(59.8)	$(66.4)	$(113.6)

Net change in minimum pension liability
Net gain/(loss) recognized during the period	0.7	0.4	1.4	0.9
Total pension, pretax	0.7	0.4	1.4	0.9
Tax expense/(benefit)	(0.2)	(0.1)	(0.4)	(0.2)
Net change in minimum pension liability, net of tax	$0.5	$0.3	$1.0	$0.7
For the three months ended December 31, 2015, the changes in accumulated other comprehensive income net of tax by component are as follows:

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Other Post-Retirement Adjustments	Deferred Compensation	Total
Balance at September 30, 2015	$(172.4)	$(47.3)	$3.1	$(216.6)
Other comprehensive income/(loss) before reclassifications	(24.0)	—	0.5	(23.5)
Amounts reclassified from accumulated other comprehensive income	—	0.5	—	0.5
Net current period other comprehensive income (loss)	(24.0)	0.5	0.5	(23.0)
Balance at December 31, 2015	$(196.4)	$(46.8)	$3.6	$(239.6)
For the six months ended December 31, 2015, the changes in accumulated other comprehensive income net of tax by component are as follows:

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Other Post-Retirement Adjustments	Deferred Compensation	Total
Balance at June 30, 2015	$(130.0)	$(47.8)	$3.8	$(174.0)
Other comprehensive income/(loss) before reclassifications	(66.4)	—	(0.2)	(66.6)
Amounts reclassified from accumulated other comprehensive income	—	1.0	—	1.0
Net current period other comprehensive income (loss)	(66.4)	1.0	(0.2)	(65.6)
Balance at December 31, 2015	$(196.4)	$(46.8)	$3.6	$(239.6)

11.	OTHER (INCOME) / EXPENSE, NET
The components of Other (Income) / Expense, net for the three and six months ended December 31, 2015 and 2014 are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2015	2014	2015	2014
Other (income) / expense, net
Debt extinguishment costs	$—	$1.2	$—	$21.8
(Gain) / loss on acquisition (1)	—	(3.2)	—	(10.2)
Sponsor advisory agreement termination fee (2)	—	—	—	29.8
Foreign currency (gains) and losses	(3.9)	(1.9)	(3.9)	(5.0)
Other	0.4	0.3	1.0	1.3
Total Other (Income) / Expense, net	$(3.5)	$(3.6)	$(2.9)	$37.7

(1)
Included within Other (income) / expense are gains associated with acquisitions completed during the respective periods. During the three month period ended December 31, 2014, the Company recorded a gain of $3.2 million on the re-measurement of a cost investment in an entity which is now a wholly owned subsidiary. During the six months ended December 31, 2014, the Company recorded a $7.0 million bargain purchase gain for an acquisition completed in July 2014.

(2)	The Company paid a sponsor advisory agreement termination fee of $29.8 million in connection with its IPO. Refer to Note 9 for further discussion.

12.	REDEEMABLE NONCONTROLLING INTEREST
In July 2013, the Company acquired a 67% controlling interest in a softgel manufacturing facility located in Haining, China. The noncontrolling interest shareholders had the right to jointly sell the remaining 33% interest to Catalent during the 30-day period following the third anniversary of closing for a price based on the greater of (1) an amount that would provide the noncontrolling interest shareholders a return on their investment of a predetermined amount per annum on their pro rata share of the initial valuation or (2) a multiple of the sum of the target's earnings before interest, taxes, depreciation and amortization and amortization less net debt for the four quarters immediately preceding such sale. Noncontrolling interest with redemption features, such as the arrangement described above, that are not solely within the Company's control are considered redeemable noncontrolling interests, which is considered temporary equity and is therefore reported outside of permanent equity on the Company's consolidated balance sheet at the greater of the initial carrying amount adjusted for the noncontrolling interest's share of net income/(loss) or its redemption value.
In June 2015, the Company reached an agreement to acquire the remaining 33% from the noncontrolling interest shareholders for purchase consideration of $5.8 million. The transaction closed in December 2015.

13.	COMMITMENTS AND CONTINGENCIES

On November 13, 2015, the primary French drug regulatory agency (the “ANSM”) issued an order temporarily suspending operations at the Company’s softgel manufacturing facility in Beinheim, France. The suspension order permits the Company to apply for exemptions for certain types of operations. Due to the temporary suspension, the Company is unable to use certain raw materials, work in process and finished goods and has taken a charge of $0.7 million in that connection. The Company has recorded additional remediation associated costs of $5.1 million in the period. Further, certain of the customers of the facility have presented claims against the Company for losses they have allegedly suffered due to the temporary suspension or have reserved their right to do so subsequently. The Company is unable to estimate at this time either the total value of these claims or the likely cost to resolve them. The Company is actively engaged with the ANSM and the customers of the facility in order to restart operations at the facility at the earliest possible time. Changes to the operations at the facility to address the issues leading to the suspension may increase the cost and therefore decrease the profitability of the operation in the future and may also require the Company to incur additional costs.
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
The following tables include net revenue and Segment EBITDA during the three and six months ended December 31, 2015 and December 31, 2014:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2015	2014	2015	2014
Oral Technologies
Net revenue	$255.1	$277.2	$502.8	$538.3
Segment EBITDA	59.1	74.7	110.2	132.4
Medication Delivery Solutions
Net revenue	71.1	73.7	126.8	130.6
Segment EBITDA	17.2	18.1	25.0	28.0
Development and Clinical Services
Net revenue	131.6	107.8	254.5	210.9
Segment EBITDA	34.0	21.9	61.2	43.3
Inter-segment revenue elimination	(2.9)	(2.9)	(6.2)	(5.7)
Unallocated Costs (1)	(12.9)	(13.0)	(26.8)	(65.4)
Combined Totals:
Net revenue	$454.9	$455.8	$877.9	$874.1

EBITDA from continuing operations	$97.4	$101.7	$169.6	$138.3

(1)
Unallocated costs include restructuring and special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2015	2014	2015	2014
Impairment charges and gain/(loss) on sale of assets	$0.1	$(3.5)	$(1.1)	$(3.5)
Equity compensation	$(2.6)	$(2.7)	(5.1)	(4.3)
Restructuring and other special items (2)	(4.2)	(6.8)	(6.2)	(11.2)
Noncontrolling interest	0.1	0.5	0.3	0.9
Other income/(expense), net (3)	3.5	3.6	2.9	(37.7)
Non-allocated corporate costs, net	(9.8)	(4.1)	(17.6)	(9.6)
Total unallocated costs	$(12.9)	$(13.0)	$(26.8)	$(65.4)

(2)	Segment results do not include restructuring and certain acquisition-related costs.

(3)
For the three and six months ended December 31, 2015, amounts primarily relate to foreign currency translation gains and losses during all periods presented. For the three months ended December 31, 2014, amounts primarily relate to expenses related to financing transactions of $1.2 million, offset with a gain of $3.2 million on the re-measurement of a cost investment in an entity which is now a wholly owned subsidiary. For the six months ended December 31, 2014, amounts primarily relate to the expense associated with the termination of the sponsor advisory services agreement of $29.8 million in connection with the IPO, expenses related to financing transactions of $21.8 million, offset by an acquisition-related gain of $10.2 million.

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2015	2014	2015	2014
Earnings from continuing operations	$30.6	$46.2	$39.5	$25.9
Depreciation and amortization	35.2	35.2	70.7	70.2
Interest expense, net	22.3	23.9	45.0	59.4
Income tax (benefit)/expense	9.2	(4.1)	14.1	(18.1)
Noncontrolling interest	0.1	0.5	0.3	0.9
EBITDA from continuing operations	$97.4	$101.7	$169.6	$138.3
The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the consolidated financial statements:

(Dollars in millions)	December 31, 2015	June 30, 2015
Assets
Oral Technologies	$2,422.5	$2,477.3
Medication Delivery Solutions	249.3	247.8
Development and Clinical Services	729.3	703.2
Corporate and eliminations	(365.9)	(282.9)
Total assets	$3,035.2	$3,145.4

15.	SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplementary balance sheet information at December 31, 2015 and June 30, 2015 is detailed in the following tables.
Inventories
Work-in-process and finished goods inventories include raw materials, labor, and overhead. Total inventories consist of the following:

(Dollars in millions)	December 31, 2015	June 30, 2015
Raw materials and supplies	$87.9	$76.9
Work-in-process	21.4	26.3
Finished goods	66.4	43.8
Total inventories, gross	175.7	147.0
Inventory reserve	(16.4)	(14.1)
Inventories	$159.3	$132.9
Prepaid expenses and other
Prepaid expenses and other current assets consist of the following:

(Dollars in millions)	December 31, 2015	June 30, 2015
Prepaid expenses	$22.4	$22.0
Spare parts supplies	11.2	11.5
Deferred income tax	13.4	19.7
Other current assets	25.7	27.7
Prepaid expenses and other	$72.7	$80.9
Property, plant, and equipment, net
Property, plant, and equipment, net consist of the following:

(Dollars in millions)	December 31, 2015	June 30, 2015
Land, buildings, and improvements	$638.5	$637.6
Machinery, equipment, and capitalized software	738.3	727.9
Furniture and fixtures	11.3	10.1
Construction in progress	134.1	97.6
Property, plant, and equipment, at cost	1,522.2	1,473.2
Accumulated depreciation	(620.2)	(588.0)
Property, plant, and equipment, net	$902.0	$885.2
Other assets
Other assets consist of the following:

(Dollars in millions)	December 31, 2015	June 30, 2015
Deferred long term debt financing costs	$8.6	$9.5
Other	19.1	18.9
Total other assets	$27.7	$28.4

Other accrued liabilities
Other accrued liabilities consist of the following:

(Dollars in millions)	December 31, 2015	June 30, 2015
Accrued employee-related expenses	$52.5	$87.8
Restructuring accrual	4.3	7.3
Deferred income tax	1.4	1.5
Accrued interest	0.2	0.2
Deferred revenue and fees	40.8	39.0
Accrued income tax	38.3	55.8
Other accrued liabilities and expenses	49.8	55.4
Other accrued liabilities	$187.3	$247.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations
Three Months Ended December 31, 2015 compared to the Three Months Ended December 31, 2014

	Three Months Ended December 31,		FX impact (unfavorable) / favorable	Constant Currency Increase/(Decrease)
(Dollars in millions)	2015	2014		Change $	Change %
Net revenue	$454.9	$455.8	$(28.4)	$27.5	6%
Cost of sales	302.8	299.7	(22.3)	25.4	8%
Gross margin	152.1	156.1	(6.1)	2.1	1%
Selling, general and administrative expenses	93.0	88.1	(3.2)	8.1	9%
Impairment charges and (gain)/loss on sale of assets	(0.1)	3.5	—	(3.6)	*
Restructuring and other	0.6	2.1	—	(1.5)	(71)%
Operating earnings/(loss)	58.6	62.4	(2.9)	(0.9)	(1)%
Interest expense, net	22.3	23.9	(0.3)	(1.3)	(5)%
Other (income)/expense, net	(3.5)	(3.6)	(1.2)	1.3	(36)%
Earnings/(loss) from continuing operations before income taxes	39.8	42.1	(1.4)	(0.9)	(2)%
Income tax expense/(benefit)	9.2	(4.1)	(0.3)	13.6	*
Earnings/(loss) from continuing operations	30.6	46.2	(1.1)	(14.5)	(31)%
Net earnings/(loss) from discontinued operations, net of tax	—	(0.2)	—	0.2	*
Net earnings/(loss)	30.6	46.0	(1.1)	(14.3)	(31)%
Less: Net earnings/(loss) attributable to noncontrolling interest, net of tax	(0.1)	(0.5)	—	0.4	(80)%
Net earnings/(loss) attributable to Catalent	$30.7	$46.5	$(1.1)	$(14.7)	(32)%
 *Percentage not meaningful
Net Revenue
Net revenue increased $27.5 million, or 6%, as compared to the three months ended December 31, 2014, excluding the impact of foreign exchange. The increase in net revenue was primarily driven by the timing of resolution of volume commitments and increased demand for our analytical services integrated operations within our Development and Clinical Services segment, higher end market demand for certain products using our softgel offering within Oral Technologies and higher revenue from clinical services within Development and Clinical Services. These revenue increases were partially offset by lower sales within our modified release technologies business and decreased revenue resulting from the temporary suspension of operations of our softgel manufacturing facility in Beinheim, France during the quarter within our Oral Technologies segment.
Gross Margin
Gross margin increased $2.1 million, or 1%, as compared to the three months ended December 31, 2014, excluding the impact of foreign exchange. The increase in gross margin was primarily driven by the timing of resolution of volume commitments and increased demand for our analytical services integrated operations included in our Development and Clinical Services segment, partially offset by decreased end customer demand for certain higher margin offerings within our Oral Technologies segment. On a constant currency basis, gross margin, as a percentage of revenue, decreased 150 basis points to 32.7% in the three months ended December 31, 2015 as compared to 34.2% in the prior year primarily driven by an unfavorable shift in revenue mix within our Oral Technologies segment, partially offset by increased revenue driven by timing of resolution of volume commitments within our analytical services integrated operations included within our Development and Clinical Services segment.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $8.1 million, or 9%, as compared to the three months ended December 31, 2014, excluding the impact of foreign exchange, primarily due to incremental employee compensation costs of approximately $3 million, inclusive of certain severance payments and inflationary increases. In addition, selling, general and administrative expenses increased approximately $3 million related to the temporary suspension of operations at our softgel manufacturing facility in Beinheim, France in November within our Oral Technologies segment. Further increasing selling, general and administrative expense was approximately $2 million of incremental expense related to entities we acquired during the last twelve months, which was comprised of non-cash depreciation and amortization expense of approximately $1 million and integration costs of approximately $1 million.
Restructuring and Other
Restructuring and other charges of $0.6 million for the three months ended December 31, 2015 decreased $1.5 million compared to the three months ended December 31, 2014, excluding the impact of foreign exchange. The three months ended December 31, 2015 included restructuring activities enacted to improve cost efficiency primarily related to employee severance expenses. Restructuring expense will vary period to period based on the level of acquisitions during the year and site consolidation efforts to further streamline the business.
Interest Expense, net
Interest expense, net of $22.3 million for the three months ended December 31, 2015 decreased by $1.6 million, or 7%, compared to the three months ended December 31, 2014, primarily driven by lower levels of outstanding debt resulting from our quarterly principal payments on our term loans as compared to the prior period.
Other (Income)/Expense, net
Other income was $3.5 million for the three months ended December 31, 2015 was flat as compared the three months ended December 31, 2014. Other income for the three months ended December 31, 2015 was primarily driven by non-cash net unrealized gains of $3.9 million related to foreign currency translation. Other income for the three months ended December 31, 2014 was primarily driven by the re-measurement of an entity which had been a majority-owned subsidiary since 2013 and which became a wholly owned subsidiary in December 2015, and net gains from foreign exchange translation recorded during the period of $1.9 million, partially offset by expense of $1.2 million related to the early repayment of our unsecured term loan in December 2014.
Provision/(Benefit) for Income Taxes
Our provision for income taxes for the three months ended December 31, 2015 was $9.2 million relative to earnings from continuing operations before income taxes of $39.8 million. Our benefit for income taxes for the three months ended December 31, 2014 was $4.1 million relative to earnings from continuing operations before income taxes of $42.1 million. The income tax provision for the current period is not comparable to the same period of the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Our effective tax rate at December 31, 2015 reflects benefits derived from operations outside the United States, which are generally taxed at lower rates than the U.S. statutory rate of 35%.

Segment Review
Our results on a segment basis for the three months ended December 31, 2015 compared to the three months ended December 31, 2014 were as follows:

	Three Months Ended December 31,		FX impact (unfavorable) / favorable	Constant Currency Increase/(Decrease)
(Dollars in millions)	2015	2014		Change $	Change %
Oral Technologies
Net revenue	$255.1	$277.2	$(22.8)	$0.7	*
Segment EBITDA	59.1	74.7	(3.8)	(11.8)	(16)%
Medication Delivery Solutions
Net revenue	71.1	73.7	(3.4)	0.8	1%
Segment EBITDA	17.2	18.1	(0.6)	(0.3)	(2)%
Development and Clinical Services
Net revenue	131.6	107.8	(2.1)	25.9	24%
Segment EBITDA	34.0	21.9	(0.5)	12.6	58%
Inter-segment revenue elimination	(2.9)	(2.9)	(0.1)	0.1	(3)%
Unallocated Costs (1)	(12.9)	(13.0)	1.2	(1.1)	8%
Combined Total
Net revenue	$454.9	$455.8	$(28.4)	$27.5	6%

EBITDA from continuing operations	$97.4	$101.7	$(3.7)	$(0.6)	(1)%
 *    Percentage not meaningful

(1)
Unallocated costs includes equity-based compensation, certain acquisition related costs, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended December 31,
(Dollars in millions)	2015	2014
Impairment charges and gain/(loss) on sale of assets	$0.1	$(3.5)
Equity compensation	(2.6)	(2.7)
Restructuring and other special items (2)	(4.2)	(6.8)
Noncontrolling interest	0.1	0.5
Other income/(expense), net (3)	3.5	3.6
Non-allocated corporate costs, net	(9.8)	(4.1)
Total unallocated costs	$(12.9)	$(13.0)

(2)	Segment results do not include restructuring and certain acquisition related costs.

(3)	Amounts primarily relate to foreign currency translation gains and losses during all periods presented.

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations:

	Three Months Ended December 31,
(Dollars in millions)	2015	2014
Earnings from continuing operations	$30.6	$46.2
Depreciation and amortization	35.2	35.2
Interest expense, net	22.3	23.9
Income tax (benefit)/expense	9.2	(4.1)
Noncontrolling interest	0.1	0.5
EBITDA from continuing operations	$97.4	$101.7
Oral Technologies segment

	2015 vs. 2014
Factors Contributing to Year-Over-Year Change	Three Months Ended December 31,
	Net Revenue	Segment EBITDA
Organic revenue / Segment EBITDA	(1)%	(16)%
Impact of acquisitions	1%	—%
Impact of divestitures / business restructuring	—%	—%
Constant currency change	—%	(16)%
Foreign exchange fluctuation	(8)%	(5)%
Total % Change	(8)%	(21)%
Oral Technologies’ net revenue was comparable to the three months ended December 31, 2014, excluding the impact of foreign exchange. Organic net revenue decreased approximately $2 million, or 1%, due to lower end customer demand for certain higher margin offerings primarily in our U.S. operations within our modified release technologies, and lower revenue from product participation related activities of approximately $2 million, or 1%. Decreased revenue was partially offset by increased revenue within our softgel offering of approximately $11 million, or 4%, primarily due to higher demand for our softgel offering despite a decrease of revenue of approximately $15 million resulting from the temporary suspension of operations of our facility in Beinheim, France during November 2015. See below for further discussion.
Oral Technologies' segment EBITDA decreased by $11.8 million, or 16%, as compared to the three months ended December 31, 2014, excluding the impact of foreign exchange. Segment EBITDA decreased within our softgel offering primarily due to the temporary suspension of operations of our facility in Beinheim, France during November 2015, which resulted in a decrease of approximately $13 million, of which $4 million are one-time costs. This was partially offset by higher sales at our other softgel facilities and more effective absorption of fixed costs through higher capacity utilization. Further decreasing segment EBITDA was reduced end customer demand for certain higher margin offerings within our modified release technologies platform.

On November 13, 2015, the primary French drug regulatory agency (the “ANSM”) issued an order temporarily suspending operations at our softgel manufacturing facility in Beinheim, France. Due to the suspension, we are unable to use certain raw materials, work in process and finished goods and have recorded a reserve of $0.7 million against inventory, net of insurance recoveries, as a result. We are actively engaged with the ANSM and the customers of the facility in order to restart operations at the facility at the earliest possible time. Changes to the operations at the facility to address the issues leading to the suspension may increase the cost and therefore the profitability of our operation in the future and may also require that we incur additional one-time costs.
In March 2015, we acquired a pharmaceutical services business based in Australia, enhancing our ability to offer integrated dose form manufacturing and packaging capabilities in the region. The impact to the Company's financial statements for the three months ended December 31, 2015 was not material.

Medication Delivery Solutions segment

	2015 vs. 2014
Factors Contributing to Year-Over-Year Change	Three Months Ended December 31,
	Net Revenue	Segment EBITDA
Organic revenue / Segment EBITDA	1%	(2)%
Impact of acquisitions	—%	—%
Impact of divestitures / business restructuring	—%	—%
Constant currency change	1%	(2)%
Foreign exchange fluctuation	(5)%	(3)%
Total % Change	(4)%	(5)%
Net revenue in our Medication Delivery Solutions segment increased by $0.8 million, or 1%, as compared to the three months ended December 31, 2014, excluding the impact of foreign exchange, primarily due to increased demand from our biologics offerings of approximately 6%, and increased demand for products utilizing our blow-fill-seal technology platform of approximately 7% offset by a decrease in revenue due to the timing of resolution of volume commitments with respect to our blow-fill-seal technology platform of 11%, and decreased demand for our injectable products at our European pre-filled syringe operations of approximately 1%.
Medication Delivery Solutions' segment EBITDA decreased by $0.3 million, or 2%, as compared to the three months ended December 31, 2014, excluding the impact of foreign exchange. The decrease in segment EBITDA was primarily attributable to timing of resolution of volume commitments with respect to products utilizing our blow-fill-seal technology platform, partially offset by increased profit generated by higher revenue from our biologics offerings and favorable revenue mix shift from our injectable products at our European pre-filled syringe operations.
Development and Clinical Services segment

	2015 vs. 2014
Factors Contributing to Year-Over-Year Change	Three Months Ended December 31,
	Net Revenue	Segment EBITDA
Organic revenue / Segment EBITDA	23%	55%
Impact of acquisitions	1%	3%
Impact of divestitures / business restructuring	—%	—%
Constant currency change	24%	58%
Foreign exchange fluctuation	(2)%	(3)%
Total % Change	22%	55%
Development and Clinical Services' net revenue increased by $25.9 million, or 24%, as compared to the three months ended December 31, 2014, excluding the impact of foreign exchange. Organic revenue increased 23%, primarily due to increased revenue from our analytical services of $15 million, or 14%, driven by timing of resolution of volume commitments and increased sales volumes related to our integrated oral solids development and manufacturing capabilities. Organic revenue also increased due to our clinical services offerings of $8 million, or 8%, of which $3 million, or 3%, of the increase is attributable to increased comparator sourcing. Revenue also increased 2% (1% inorganic) as a result of the Micron acquisition completed in the prior fiscal year.
Development and Clinical Services' segment EBITDA increased by $12.6 million, or 58%, excluding the impact of foreign exchange, as compared to the three months ended December 31, 2014, primarily due to timing of resolution of volume commitments and increased sales across the segment. In addition, the Micron acquisition completed in the prior fiscal year contributed growth of 6% (3% inorganic) to segment EBITDA as compared to the prior year.

Results of Operations
Six months ended December 31, 2015 compared to the Six months ended December 31, 2014

	Six Months Ended December 31,		FX impact (unfavorable) / favorable	Constant Currency Increase/(Decrease)
(Dollars in millions)	2015	2014		Change $	Change %
Net revenue	$877.9	$874.1	$(68.2)	$72.0	8%
Cost of sales	604.3	592.7	(53.3)	64.9	11%
Gross margin	273.6	281.4	(14.9)	7.1	3%
Selling, general and administrative expenses	175.2	169.5	(6.8)	12.5	7%
Impairment charges and (gain)/loss on sale of assets	1.1	3.5	—	(2.4)	(69)%
Restructuring and other	1.6	3.5	(0.1)	(1.8)	(51)%
Operating earnings/(loss)	95.7	104.9	(8.0)	(1.2)	(1)%
Interest expense, net	45.0	59.4	(1.1)	(13.3)	(22)%
Other (income)/expense, net	(2.9)	37.7	(2.9)	(37.7)	*
Earnings/(loss) from continuing operations before income taxes	53.6	7.8	(4.0)	49.8	*
Income tax expense/(benefit)	14.1	(18.1)	(0.8)	33.0	*
Earnings/(loss) from continuing operations	39.5	25.9	(3.2)	16.8	65%
Net earnings/(loss) from discontinued operations, net of tax	—	0.2	—	(0.2)	*
Net earnings/(loss)	39.5	26.1	(3.2)	16.6	64%
Less: Net earnings/(loss) attributable to noncontrolling interest, net of tax	(0.3)	(0.9)	—	0.6	(67)%
Net earnings/(loss) attributable to Catalent	$39.8	$27.0	$(3.2)	$16.0	59%
 *Percentage not meaningful
Net Revenue
Net revenue increased by $72.0 million, or 8%, as compared to the six months ended December 31, 2014, excluding the impact of foreign exchange. The increase in net revenue was driven by higher sales across all three reportable segments, primarily due to increased demand for our analytical services integrated operations and the timing of resolution of volume commitments within our Development and Clinical Services segment, higher end market demand for certain products using our softgel offering within Oral Technologies, and higher revenue from clinical services within Development and Clinical Services. These revenue increases were partially offset by lower sales within our modified release technologies platform and decreased revenue resulting from the temporary suspension of operations of our facility in Beinheim, France during the quarter within our Oral Technologies segment.
Gross Margin
Gross margin increased by $7.1 million, or 3%, as compared to the six months ended December 31, 2014, excluding the impact of foreign exchange. The increase in gross margin was primarily driven by the timing of resolution of volume commitments and increased demand for our analytical services integrated operations included in our Development and Clinical Services segment, partially offset by decreased end customer demand for certain higher margin offerings within our Oral Technologies segment. On a constant currency basis, gross margin, as a percentage of revenue, decreased 170 basis points to 30.5% in the six months ended December 31, 2015 as compared to 32.2% in the prior year primarily driven by an unfavorable shift in revenue mix within our Oral Technologies segment and the timing of resolution of volume commitments within our Medication Delivery Solutions segment.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $12.5 million, or 7%, as compared to the six months ended December 31, 2014, excluding the impact of foreign exchange, primarily due incremental employee compensation costs of approximately $4 million, inclusive of certain severance payments, inflationary increases and an increase in our non-cash equity compensation plans of $0.8 million as a result of a change from a cash-based long-term incentive plan to an equity-based long-term incentive plan. Further increasing selling, general and administrative expense was approximately $5 million of incremental expense related to entities we acquired during the year, which was comprised of non-cash depreciation and amortization expense of approximately $3 million and integration costs of approximately $2 million. In addition, selling, general and administrative expenses increased approximately $3 million related to a temporary suspension of operations at our softgel manufacturing facility in Beinheim, France in November.
Restructuring and Other
Restructuring and other charges of $1.6 million for the six months ended December 31, 2015 decreased by $1.9 million, or 54%, compared to the six months ended December 31, 2014. The six months ended December 31, 2015 included restructuring activities enacted to improve cost efficiency primarily related to employee severance expenses similar to prior year. Restructuring expense will vary period to period based on the level of acquisitions during the year and site consolidation efforts to further streamline the business.
Interest Expense, net
Interest expense, net of $45.0 million for the six months ended December 31, 2015 decreased by $14.4 million, or 24%, compared to the six months ended December 31, 2014, primarily driven by lower levels of outstanding debt as compared the comparable period in the prior year. The Company redeemed $350 million of Senior Notes and $275 million of Senior Subordinated Notes on August 28, 2014 and September 4, 2014, respectively. In addition, the Company reduced an aggregate of $234.5 million of outstanding borrowings under the unsecured term loan during the first quarter of fiscal 2015, partially offset by incremental borrowings of $191 million during the second quarter of fiscal 2015 in support of inorganic initiatives. The funds utilized to reduce our debt level were generated by proceeds from our IPO which was completed during the first quarter of fiscal 2015.
Other (Income)/Expense, net
Other income, net of $2.9 million for the six months ended December 31, 2015 was primarily driven by non-cash net gains from foreign exchange translation recorded during the period of $3.9 million. Other expense, net for the six months ended December 31, 2014 of $37.7 million was primarily driven by the sponsor advisory agreement termination fee of $29.8 million in connection with our IPO. In addition, we incurred $21.8 million of expense associated with the early redemption of our Senior Notes and pre-payment of the unsecured term loan, of which $9.8 million was a cash expense. Offsetting these other expense items were non-recurring non-cash purchase accounting gains of approximately $10.2 million related to acquisitions completed during the period and $5.0 million of non-cash net gains associated with foreign exchange.
Provision/(Benefit) for Income Taxes
Our provision for income taxes for the six months ended December 31, 2015 was $14.1 million relative to earnings before income taxes of $53.6 million. Our benefit for income taxes for the six months ended December 31, 2014 was $18.1 million relative to earnings before income taxes of $7.8 million. The income tax provision for the current period is not comparable to the same period of the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Our effective tax rate at December 31, 2015 reflects benefits derived from operations outside the United States, which are generally taxed at lower rates than the U.S. statutory rate of 35%.

Segment Review
The Company’s results on a segment basis for the six months ended December 31, 2015 compared to the six months ended December 31, 2014 were as follows:

	Six Months Ended December 31,		FX impact (unfavorable) / favorable	Constant Currency Increase/(Decrease)
(Dollars in millions)	2015	2014		Change $	Change %
Oral Technologies
Net revenue	$502.8	$538.3	$(55.2)	$19.7	4%
Segment EBITDA	110.2	132.4	(10.5)	(11.7)	(9)%
Medication Delivery Solutions
Net revenue	126.8	130.6	(7.2)	3.4	3%
Segment EBITDA	25.0	28.0	(0.9)	(2.1)	(8)%
Development and Clinical Services
Net revenue	254.5	210.9	(5.9)	49.5	23%
Segment EBITDA	61.2	43.3	(1.5)	19.4	45%
Inter-segment revenue elimination	(6.2)	(5.7)	0.1	(0.6)	11%
Unallocated Costs (1)	(26.8)	(65.4)	3.1	35.5	(54)%
Combined Total
Net revenue	$877.9	$874.1	$(68.2)	$72.0	8%

EBITDA from continuing operations	$169.6	$138.3	$(9.8)	$41.1	30%
 *    Percentage not meaningful

(1)
Unallocated costs includes equity-based compensation, certain acquisition related costs, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Six Months Ended December 31,
(Dollars in millions)	2015	2014
Impairment charges and gain/(loss) on sale of assets	$(1.1)	$(3.5)
Equity compensation	(5.1)	(4.3)
Restructuring and other special items (2)	(6.2)	(11.2)
Noncontrolling interest	0.3	0.9
Other income/(expense), net (3)	2.9	(37.7)
Non-allocated corporate costs, net	(17.6)	(9.6)
Total unallocated costs	$(26.8)	$(65.4)

(2)	Segment results do not include restructuring and certain acquisition related costs.

(3)
Amounts primarily relate to foreign currency translation gains and losses during all periods presented. The prior period amounts also include the expense associated with the termination of the sponsor advisory services agreement of $29.8 million resulting from the IPO, expenses related to financing transactions of $21.8 million, non-recurring non-cash purchase accounting gains of approximately $10.2 million related to acquisitions completed during fiscal 2015.

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations:

	Six Months Ended December 31,
(Dollars in millions)	2015	2014
Earnings from continuing operations	$39.5	$25.9
Depreciation and amortization	70.7	70.2
Interest expense, net	45.0	59.4
Income tax (benefit)/expense	14.1	(18.1)
Noncontrolling interest	0.3	0.9
EBITDA from continuing operations	$169.6	$138.3
Oral Technologies segment

	2015 vs. 2014
Factors Contributing to Year-Over-Year Change	Six Months Ended December 31,
	Net Revenue	Segment EBITDA
Organic revenue / Segment EBITDA	3%	(9)%
Impact of acquisitions	1%	—%
Impact of divestitures / business restructuring	—%	—%
Constant currency change	4%	(9)%
Foreign exchange fluctuation	(11)%	(8)%
Total % Change	(7)%	(17)%
Oral Technologies’ net revenue increased $19.7 million, or 4%, excluding the impact of foreign exchange, as compared to the six months ended December 31, 2014. Organic net revenue increased within our softgel offering of approximately $43 million, or 8%, primarily due to higher demand for our softgel offering despite a loss of revenue of approximately $15 million resulting from the suspension of operations of our facility in Beinheim, France during November 2015. See below for further discussion. Partially offsetting increases, was a decrease to organic revenue of approximately $21 million, or 4%, due to lower end customer demand for certain higher margin offerings primarily in our U.S. operations within our modified release technologies platform and lower revenue from product participation related activities of approximately $3 million, or 1%.
Oral Technologies' segment EBITDA decreased by $11.7 million, or 9%, as compared to the six months ended December 31, 2014, excluding the impact of foreign exchange. Segment EBITDA increased within our softgel offering primarily due to higher sales and more effective absorption of fixed costs through higher capacity utilization, partially offset by the temporary suspension of operations of our facility in Beinheim, France during November 2015, which resulted in a decrease of approximately $13 million, of which $4 million are one-time costs. Further decreasing segment EBITDA was lower sales and reduced end customer demand for certain higher margin offerings within our modified release technologies platform.

On November 13, 2015, the primary French drug regulatory agency (the “ANSM”) issued an order temporarily suspending operations at our softgel manufacturing facility in Beinheim, France. Due to the suspension, we are unable to use certain raw materials, work in process and finished goods and have recorded a reserve of $0.7 million, net of insurance recoveries, as a result. We are actively engaged with the ANSM and the customers of the facility in order to restart operations at the facility at the earliest possible time. Changes to the operations at the facility to address the issues leading to the suspension may increase the cost and therefore the profitability of our operation in the future and may also require that we incur additional one-time costs.
In March 2015, we acquired a pharmaceutical services business based in Australia, enhancing our ability to offer integrated packaging capabilities in the region. The impact to the Company's financial statements for the six months ended December 31, 2015 was not material.

Medication Delivery Solutions segment

	2015 vs. 2014
Factors Contributing to Year-Over-Year Change	Six Months Ended December 31,
	Net Revenue	Segment EBITDA
Organic revenue / Segment EBITDA	3%	(2)%
Impact of acquisitions	—%	(6)%
Impact of divestitures / business restructuring	—%	—%
Constant currency change	3%	(8)%
Foreign exchange fluctuation	(6)%	(3)%
Total % Change	(3)%	(11)%
Net revenue in our Medication Delivery Solutions segment increased by $3.4 million, or 3%, as compared to the six months ended December 31, 2014, excluding the impact of foreign exchange, primarily due to increased demand from our biologics offerings of approximately 6%, and increased demand for products utilizing our blow-fill-seal technology platform of approximately 7%, partially offset by a decrease in revenue due to the timing of resolution of volume commitments with respect to our blow-fill-seal technology platform of 6%. Net revenue was further decreased by demand for our injectable products at our European pre-filled syringe operations by approximately 5%.
Medication Delivery Solutions' segment EBITDA decreased by $2.1 million, or 8%, as compared to the six months ended December 31, 2014, excluding the impact of foreign exchange. The decrease in segment EBITDA was primarily attributable to the timing of resolution of volume commitments with respect to products utilizing our blow-fill-seal technology platform and incremental cost investment in the Redwood Bioscience business, which was acquired in the second quarter of fiscal 2015. These decreases were partially offset by increased profit generated by higher revenue from our biologics offerings.
Development and Clinical Services segment

	2015 vs. 2014
Factors Contributing to Year-Over-Year Change	Six Months Ended December 31,
	Net Revenue	Segment EBITDA
Organic revenue / Segment EBITDA	20%	39%
Impact of acquisitions	3%	6%
Impact of divestitures / business restructuring	—%	—%
Constant currency change	23%	45%
Foreign exchange fluctuation	(2)%	(4)%
Total % Change	21%	41%
Development and Clinical Services' net revenue increased by $49.5 million, or 23%, as compared to the six months ended December 31, 2014, excluding the impact of foreign exchange. Organic revenue increased 20% primarily due from our analytical services of $23 million, or 11%, driven by the timing of resolution of volume commitments and increased sales volumes related to our integrated oral solids development and manufacturing capabilities. Organic revenue also increased due to our clinical services offerings of $18 million, or 8%, of which $8 million, or 4%, of the increase was attributable to increased comparator sourcing. Revenue also increased 4% (3% inorganic) as a result of revenue contributed from the Micron acquisition completed in the prior fiscal year.
Development and Clinical Services' segment EBITDA increased by $19.4 million, or 45%, excluding the impact of foreign exchange, as compared to the six months ended December 31, 2014, primarily due to the timing of resolution of volume commitments and increased sales across the segment. In addition, the Micron acquisition completed during the prior fiscal year contributed growth of 7% (6% inorganic) to segment EBITDA as compared to the prior year.

Liquidity and Capital Resources
Sources and Uses of Cash
Our principal source of liquidity has been cash flows generated from operations. The principal uses of cash are to fund planned operating and capital expenditures, interest payments on debt and any mandatory or discretionary principal payments on debt issuances. As of December 31, 2015, our financing needs were supported by $200 million of available funds under our revolving credit facility, which was reduced by $13.9 million of outstanding letters of credit. The revolving credit facility matures in May 2019.
On October 29, 2015, the Company’s Board of Directors authorized a share repurchase program to use up to $100.0 million to repurchase shares of our outstanding common stock. Under the program, we are authorized to repurchase shares through open market purchases, privately negotiated transactions or otherwise as permitted by applicable federal securities laws. There have been no purchases pursuant to this program as of December 31, 2015.
Cash Flows
The following table summarizes our consolidated statement of cash flows from continuing operations:

	Six Months Ended December 31,
(Dollars in millions)	2015	2014	Difference
Net cash provided by/(used in):
Operating activities	$71.5	$0.2	$71.3
Investing activities	$(82.5)	$(196.4)	$113.9
Financing activities	$(20.9)	$222.6	$(243.5)
Operating Activities
For the six months ended December 31, 2015, cash provided by operating activities was $71.5 million compared to $0.2 million for the comparable prior year period primarily due to higher earnings from continuing operations in the six months ended December 31, 2015 which benefited from reduced interest expense and one-time costs associated with the IPO in the six months ended December 31, 2014 along with favorable working capital changes compared to the previous period.
Investing Activities
For the six months ended December 31, 2015, cash used in investing activities was $82.5 million compared to $196.4 million for the comparable prior year period. Acquisitions of property, plant and equipment totaled $82.5 million for the six months ended December 31, 2015 as compared to $71.3 million in the comparable prior year period. In the prior year, we paid $125.1 million for acquisition activities compared to no spend in the six months ended December 31, 2015.
Financing Activities
For the six months ended December 31, 2015, cash used in financing activities was $20.9 million compared to cash provided by financing activities of $222.6 million for the comparable prior year period. The current year activity includes $9.3 million of long-term debt payments along with $5.6 million paid for minimum tax witholding obligations associated with equity award settlements. Additionally, we closed on the purchase of the redeemable non-controlling interest in the softgel manufacturing facility in Haining, China from the non-controlling interest shareholders, at a purchase price of $5.8 million in the second quarter. In the prior year period, the net proceeds raised in connection with our IPO of $948.8 million were primarily used to fund debt payments of $863.8 million.
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
Our Credit Agreement also contains change of control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of December 31, 2015, we were in compliance with all covenants related to our long-term obligations.
Subject to certain exceptions, our Credit Agreement permits us and our restricted subsidiaries to incur certain additional indebtedness, including secured indebtedness. None of our non-U.S. subsidiaries or Puerto Rico subsidiaries is a guarantor of the loans.

As of December 31, 2015 and June 30, 2015, the amounts of cash and cash equivalents held by foreign subsidiaries were $99.1 million and $116.3 million, respectively, out of the total consolidated cash and cash equivalents of $115.5 million and $151.3 million, respectively. We believe that the amount of funds held by foreign subsidiaries as of such dates not readily convertible into other foreign currencies, including U.S. dollars, was $3.2 million and $1.7 million, respectively. Based on our domestic cash flows from operations and our other sources of liquidity, we believe we have sufficient access to funds for our expected future domestic liquidity needs. Our intent is to continue to reinvest undistributed earnings of our foreign local entities and we do not currently plan to repatriate them to fund our operations in the United States. In the event we need to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences, including foreign withholding taxes or U.S. income taxes. It is not feasible to estimate the amount of U.S. tax that might be payable on the remittance of such earnings.

Backlog

While we generally have long-term supply agreements that provide for a revenue stream over a period of years, our backlog represents, as of a point in time, future service revenues from work not yet completed. For our Oral Technologies segment and Medication Delivery Solutions segment, backlog represents firm orders for manufacturing services and includes minimum volumes, where applicable. For our Development and Clinical Services segment, backlog represents estimated future service revenues from work not yet completed under signed contracts. Using these methods of reporting backlog, as of December 31, 2015, backlog was approximately $918.6 million, as compared to approximately $827.6 million as of June 30, 2015, including approximately $433.8 million and $417.7 million, respectively, related to our Development and Clinical Services segment. We expect to recognize approximately 64% of revenue from the backlog in existence as of December 31, 2015 by June 30, 2016.
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
Interest Rate Risk Management
A portion of the debt used to finance our operations is exposed to interest-rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed-and floating-rate assets and liabilities. Historically, we have used interest-rate swaps to manage the economic effect of variable rate interest obligations associated with our floating-rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on our future interest expense. As of December 31, 2015, we did not have any interest-rate swap agreement in place that would have the economic effect of modifying the variable interest obligations associated with our floating-rate term loans.

Currency Risk Management
We are exposed to fluctuations in the EUR-USD exchange rate on its investments in foreign operations in Europe. While we do not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in euros. At December 31, 2015, we had $347.3 million of euro-denominated debt outstanding that qualifies as a hedge of a net investment in foreign operations. Refer to Note 6 to our consolidated financial statements for further discussion of net investment hedge activity in the period.
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
Off-Balance Sheet Arrangements
Other than operating leases and outstanding letters of credit as discussed herein, we do not have any material off-balance sheet arrangement as of December 31, 2015.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to cash flow and earnings fluctuations as a result of certain market risks. These market risks primarily relate to changes in interest rates associated with our long-term debt obligations and foreign exchange rate changes.
Interest Rate Risk
The Company has historically used interest-rate swaps to manage the economic effect of variable rate interest obligations associated with our floating-rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on our future interest expense. As of December 31, 2015, we did not have any interest-rate swap agreement in place that would either have the economic effect of modifying the variable interest obligations associated with our floating-rate term loans or would be considered an effective cash flow hedge for financial reporting purposes.
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
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer, and the Company’s Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s President and Chief Executive Officer, and the Company’s Executive Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Executive Vice President and Chief Financial Officer concluded that, as of December 31, 2015, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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

On November 13, 2015, the primary French drug regulatory agency (the “ANSM”) issued an order temporarily suspending operations at the Company’s softgel manufacturing facility in Beinheim, France. The suspension order permits the Company to apply for exemptions for certain types of operations. Due to the temporary suspension, the Company is unable to use certain raw materials, work in process and finished goods and has taken a charge of $0.7 million in that connection. The Company has recorded additional remediation associated costs of $5.1 million in the period. Further, certain of the customers of the facility have presented claims against the Company for losses they have allegedly suffered due to the temporary suspension or have reserved their right to do so subsequently. The Company is unable to estimate at this time either the total value of these claims or the likely cost to resolve them. The Company is actively engaged with the ANSM and the customers of the facility in order to restart operations at the facility at the earliest possible time. Changes to the operations at the facility to address the issues leading to the suspension may increase the cost and therefore decrease the profitability of the operation in the future and may also require the Company to incur additional costs.
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

101.1
The following financial information from Catalent, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 formatted in XBRL: (i) Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2015 and 2014; (ii) Consolidated Statements of Comprehensive Income/(Loss) for the Three and Six Months Ended December 30, 2015 and 2014 (iii) Consolidated Balance Sheets as of December 31, 2015 and June 30, 2015; (iv) Consolidated Statement of Changes in Shareholders’ Equity/(Deficit) as of December 31, 2015; (v) Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2015 and 2014; and (vi) Notes to Unaudited Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALENT, INC. (Registrant)

Date:	February 9, 2015	By:	/s/ John R. Chiminski
John R. Chiminski
President & Chief Executive Officer

Date:	February 9, 2015	By:	/s/ Matthew M. Walsh
Matthew M. Walsh
Executive Vice President & Chief Financial Officer