Form 10-Q
period 2016-03-31
Catalent, Inc.
filed 2016-05-04
CIK 1596783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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

On April 29, 2016 there were 124,659,595 shares of the Registrant's common stock, par value $0.01 per share, issued and outstanding.

CATALENT, INC. and Subsidiaries

INDEX TO FORM 10-Q
For the Three and Nine Months Ended March 31, 2016

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

•
Our global operations are subject to economic, political and regulatory risks, including the risks of changing regulatory standards or changing interpretations of existing standards that could affect the profitability of our operations or require costly changes to our procedures.

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

•	As a global enterprise, fluctuations in the exchange rate of the U.S. dollar against foreign currencies could have a material adverse effect on our financial performance and results of operations.

•	Tax legislation or regulatory initiatives or challenges to our tax positions could adversely affect our results of operations and financial condition.

•	Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

•	Changes to the estimated future profitability of the business may require that we re-establish a valuation allowance against all or some portion of our net U.S. deferred tax assets.

•	We are dependent on key personnel.

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

PART I.    FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Catalent, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited; Dollars in millions, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net revenue	$438.0	$446.6	$1,315.9	$1,320.7
Cost of sales	311.8	294.4	916.1	887.1
Gross margin	126.2	152.2	399.8	433.6
Selling, general and administrative expenses	93.2	80.9	268.4	250.4
Impairment charges and (gain)/loss on sale of assets	(0.3)	0.3	0.8	3.8
Restructuring and other	1.8	5.2	3.4	8.7
Operating earnings	31.5	65.8	127.2	170.7
Interest expense, net	21.7	23.0	66.7	82.4
Other (income)/expense, net	(4.2)	0.8	(7.1)	38.5
Earnings from continuing operations before income taxes	14.0	42.0	67.6	49.8
Income tax expense/(benefit)	4.2	11.2	18.3	(6.9)
Earnings from continuing operations	9.8	30.8	49.3	56.7
Net earnings/(loss) from discontinued operations, net of tax	—	—	—	0.2
Net earnings	9.8	30.8	49.3	56.9
Less: Net (loss) attributable to noncontrolling interest, net of tax	—	(0.7)	(0.3)	(1.6)
Net earnings attributable to Catalent	$9.8	$31.5	$49.6	$58.5

Amounts attributable to Catalent:
Earnings from continuing operations less net (loss) attributable to noncontrolling interest	9.8	31.5	49.6	58.3
Net earnings attributable to Catalent	9.8	31.5	49.6	58.5

Earnings per share attributable to Catalent:
Basic
Earnings/(loss) from continuing operations	0.08	0.25	0.40	0.50
Net earnings/(loss)	0.08	0.25	0.40	0.50
Diluted
Earnings/(loss) from continuing operations	0.08	0.25	0.39	0.49
Net earnings/(loss)	0.08	0.25	0.39	0.49
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited; Dollars in millions)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net earnings	$9.8	$30.8	$49.3	$56.9
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	(15.9)	(50.8)	(82.3)	(164.4)
Pension and Other Post-Retirement adjustments	0.6	0.8	1.6	1.5
Deferred compensation	—	0.3	(0.2)	0.5
Other comprehensive income/(loss), net of tax	(15.3)	(49.7)	(80.9)	(162.4)
Comprehensive income/(loss)	(5.5)	(18.9)	(31.6)	(105.5)
Comprehensive income/(loss) attributable to noncontrolling interest	—	(0.7)	(0.3)	(1.6)
Comprehensive income/(loss) attributable to Catalent	$(5.5)	$(18.2)	$(31.3)	$(103.9)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited; Dollars in millions, except per share data)

	March 31, 2016	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$133.9	$151.3
Trade receivables, net	343.7	372.4
Inventories	167.7	132.9
Prepaid expenses and other	82.2	80.9
Total current assets	727.5	737.5
Property, plant, and equipment, net	906.3	885.2
Other assets:
Goodwill	1,020.3	1,061.5
Other intangibles, net	316.3	368.7
Deferred income taxes	65.8	64.1
Other	21.5	21.3
Total assets	$3,057.7	$3,138.3

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$25.9	$23.8
Accounts payable	135.1	128.2
Other accrued liabilities	210.5	247.0
Total current liabilities	371.5	399.0
Long-term obligations, less current portion	1,844.9	1,857.0
Pension liability	138.5	143.7
Deferred income taxes	60.3	56.3
Other liabilities	39.6	42.5
Commitment and contingencies (see Note 13)

Redeemable noncontrolling interest	—	5.8

Shareholders' equity/(deficit):
Common stock $0.01 par value; 1.0 billion and 1.0 billion shares authorized on March 31, 2016 and June 30, 2015, 124,654,747 and 124,319,279 issued and outstanding on March 31, 2016 and June 30, 2015, respectively.	1.2	1.2
Preferred stock $0.01 par value; 100 million and 100 million authorized on March 31, 2016 and June 30, 2015, respectively, 0 issued and outstanding on March 31, 2016 and June 30, 2015.	—	—
Additional paid in capital	1,973.9	1,973.7
Accumulated deficit	(1,117.3)	(1,166.9)
Accumulated other comprehensive income/(loss)	(254.9)	(174.0)
Total shareholders' equity	602.9	634.0
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$3,057.7	$3,138.3
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity/(Deficit)
(Unaudited; Dollars in millions, share counts in thousands)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity/ (Deficit)
Balance at June 30, 2015	124,319.3	$1.2	$1,973.7	$(1,166.9)	$(174.0)	$634.0
Stock option exercises	335.4	—				—
Equity compensation			8.5			8.5
Cash paid, in lieu of equity, for tax withholding			(8.0)			(8.0)
Noncontrolling interest ownership changes			(0.3)			(0.3)
Net earnings/(loss)				49.6		49.6
Other comprehensive income/(loss), net of tax					(80.9)	(80.9)
Balance at March 31, 2016	124,654.7	$1.2	$1,973.9	$(1,117.3)	$(254.9)	$602.9
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; Dollars in millions)

	Nine Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$49.3	$56.9
Net earnings/(loss) from discontinued operations	—	0.2
Earnings from continuing operations	49.3	56.7
Adjustments to reconcile (loss)/earnings from continued operations to net cash from operations:
Depreciation and amortization	105.5	104.6
Non-cash foreign currency transaction (gain)/loss, net	(5.2)	(14.8)
Amortization and write off of debt financing costs	3.4	14.8
Asset impairments and (gain)/loss on sale of assets	0.8	3.8
Non-cash gain on acquisition	—	(10.2)
Reclassification of call premium payments and financing fees paid	—	12.6
Equity compensation	8.5	6.4
Provision/(benefit) for deferred income taxes	3.4	(27.0)
Provision for bad debts and inventory	8.2	9.5
Change in operating assets and liabilities:
Decrease/(increase) in trade receivables	20.7	44.6
Decrease/(increase) in inventories	(43.7)	(29.9)
Increase/(decrease) in accounts payable	6.6	(14.0)
Other accrued liabilities and operating items, net	(36.1)	(62.6)
Net cash provided by/(used in) operating activities from continuing operations	121.4	94.5
Net cash provided by/(used in) operating activities from discontinued operations	—	0.2
Net cash provided by/(used in) operating activities	121.4	94.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and other productive assets	(107.8)	(108.7)
Payment for acquisitions, net	—	(131.6)
Net cash provided by/(used in) investing activities	(107.8)	(240.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	0.6	4.8
Proceeds from borrowing, net	—	150.4
Payments related to long-term obligations	(13.9)	(874.8)
Reclassification of call premium payments and financing fees paid	—	(12.6)
Purchase of Redeemable Noncontrolling Interest Shares	(5.8)	—
Equity contribution/(redemption)	—	948.8
Cash paid, in lieu of equity, for tax withholding obligations	(8.0)	(7.6)
Net cash (used in)/provided by financing activities	(27.1)	209.0
Effect of foreign currency on cash	(3.9)	(21.7)
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	(17.4)	41.7
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	151.3	74.4
CASH AND EQUIVALENTS AT END OF PERIOD	$133.9	$116.1
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$62.6	$86.5
Income taxes paid, net	$30.2	$23.7

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016. The consolidated balance sheet at June 30, 2015 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015 filed with the SEC.

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
Property and Equipment and Other Definite Lived Intangible Assets
Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including capital lease assets that are amortized over the shorter of their useful lives or the terms of the respective leases. The Company generally uses the following ranges of useful lives for its property and equipment categories: buildings and improvements - 5 to 50 years; machinery and equipment - 3 to 10 years; and furniture and fixtures - 3 to 7 years. Depreciation expense was $23.4 million and $70.5 million for the three and nine months ended March 31, 2016 and $22.6 million and $69.9 million for the three and nine months ended March 31, 2015, respectively. Depreciation expense includes amortization of assets related to capital leases. The Company charges repairs and maintenance costs to expense as incurred. The amount of capitalized interest was immaterial for all periods presented.
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
Research and Development Costs
The Company expenses research and development costs as incurred. Costs incurred in connection with the development of new offerings and manufacturing process improvements are recorded within selling, general and administrative expenses. Such research and development costs included in selling, general and administrative expenses amounted to $2.1 million and $5.8 million for the three and nine months ended March 31, 2016, and $2.7 million and $8.4 million for the three and nine months ended March 31, 2015, respectively. Costs incurred in connection with research and development services the Company provides to customers and services performed in support of the commercial manufacturing process for customers are recorded within cost of sales. Such research and development costs included in cost of sales amounted to $11.7 million and $35.8 million for the three and nine months ended March 31, 2016 and $10.7 million and $30.0 million for the three and nine months ended March 31, 2015, respectively.
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
Recent Financial Accounting Standards

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2016-09 Improvements to Employee Share-Based Payment Accounting. The guidance in the standard requires entities to record all excess tax benefits and tax deficiencies from share-based payment arrangements in the income statement, and to classify the excess tax benefits as an operating activity in the statements of cash flows. In addition, entities can elect an accounting policy to either estimate the forfeiture rate consistent with current guidance or to account for forfeitures when they occur. Further, employers are permitted to withhold shares upon settlement of an award to satisfy the employer's tax withholding requirements without classifying the award as a liability. The amount withheld is limited to the employer's minimum statutory tax withholding requirement. The cash paid to satisfy the statutory income tax withholding obligation is classified as a financing activity in the statement of cash flows. The guidance will be effective for public entities in fiscal periods beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. Catalent is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update 2016-02 Leases (Topic 842). The guidance in this Update will supersede Topic 840, Leases. The new standard require lessees to recognize most leases on their balance sheet for the rights and obligations created by those leases. The guidance requires enhanced disclosures regarding the amount, timing and uncertainty of cash flows arising from leases and will be effective for public entities in annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Catalent is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes. The Update requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance will be effective for public entities in annual reporting periods beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively. Catalent is currently evaluating the impact of this standard on its statement of financial position.

In September 2015, the FASB issued Accounting Standards Update 2015-16, Simplifying the Accounting for Measurement Period Adjustments. The new standard eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment be recognized in the reporting period in which the adjustment is identified. The standard is effective for public entities for annual reporting periods beginning after December 15, 2017. Early adoption is permitted. Catalent has determined the impact of this standard will not be material on its consolidated results of operations and financial position.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The new standard requires that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The standard is effective for public entities for annual and interim periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. The Company elected to early adopt this accounting update as of January 1, 2016, which had an effect on the consolidated balance sheet as of June 30, 2015 and no effect on the consolidated statement of income, comprehensive income (loss), cash flow or statement of stockholder's equity. The unamortized debt issuance costs associated with the Company's revolving credit facility continues to be included within other assets. The following table summarizes the Company's As Reported and As Adjusted changes to the consolidated balance sheet as of June 30, 2015 (in millions):

	June 30, 2015
(Dollars in millions)	As Reported	As Adjusted
Other assets:
Other	$28.4	$21.3
Total assets	$3,145.4	$3,138.3

Long-term obligations, less current portion	$1,864.1	$1,857.0
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$3,145.4	$3,138.3

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
The following table summarizes the changes between June 30, 2015 and March 31, 2016 in the carrying amount of goodwill in total and by reporting segment:

(Dollars in millions)	Oral Technologies	Medication Delivery Solutions	Development & Clinical Services	Total
Balance at June 30, 2015 (1)	$812.0	$19.9	$229.6	$1,061.5
Additions/(impairments)	—	—	—	—
Foreign currency translation adjustments	(26.7)	—	(14.5)	(41.2)
Balance at March 31, 2016	$785.3	$19.9	$215.1	$1,020.3

(1)	The opening balance is reflective of prior impairment charges.
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
The details of other intangible assets subject to amortization as of March 31, 2016 and June 30, 2015, are as follows:

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
March 31, 2016
Amortized intangibles:
Core technology	18 years	$173.9	$(63.9)	$110.0
Customer relationships	14 years	241.7	(90.3)	151.4
Product relationships	12 years	214.6	(159.7)	54.9
Total intangible assets		$630.2	$(313.9)	$316.3

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2015
Amortized intangibles:
Core technology	18 years	$177.6	$(57.6)	$120.0
Customer relationships	14 years	259.2	(81.8)	177.4
Product relationships	12 years	222.9	(151.6)	71.3
Total intangible assets		$659.7	$(291.0)	$368.7
Amortization expense was $11.4 million and $35.0 million for the three and nine months ended March 31, 2016 and $11.8 million and $34.7 million for the three and nine months ended March 31, 2015, respectively. Future amortization expense for the next five years is estimated to be:

(Dollars in millions)	Remainder Fiscal 2016	2017	2018	2019	2020	2021
Amortization expense	$11.4	$45.0	$44.9	$39.1	$24.8	$24.8

4.	LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS
Long-term obligations and other short-term borrowings consist of the following at March 31, 2016 and June 30, 2015:

(Dollars in millions)	Maturity	March 31, 2016	June 30, 2015 (1)
Senior Secured Credit Facilities
Term loan facility dollar-denominated	May 2021	$1,457.1	$1,465.9
Term loan facility euro-denominated	May 2021	352.0	353.8
$200 million Revolving Credit Facility	May 2019	—	—
Capital lease obligations	2020 to 2032	54.1	55.5
Other obligations	2016 to 2018	7.6	5.6
Total		1,870.8	1,880.8
Less: Current portion of long-term obligations and other short-term borrowings		25.9	23.8
Long-term obligations, less current portion		$1,844.9	$1,857.0

(1)
In connection with the Company's adoption of ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, prior year debt balances have been retrospectively adjusted to include a direct deduction of unamortized debt issuance costs, resulting in a reclassification of $7.1 million of debt issuance costs to long-term debt obligation, less current portion. Prior to the adoption of ASU 2015-03, the unamortized debt issuance costs were included in other assets on the Company's consolidated balance sheets. The unamortized debt issuance costs associated with the Company's revolving credit facility continues to be included within other assets.

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
The Credit Agreement also contains change of control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of March 31, 2016, the Company was in compliance with all material covenants related to its long-term obligations.
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

Fair Value of Debt Measurements
The estimated fair value of the long-term debt, which is considered a Level 2 liability, is based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities and considers collateral, if any. The carrying amounts and the estimated fair values of financial instruments as of March 31, 2016 and June 30, 2015 are as follows:

	March 31, 2016		June 30, 2015
(Dollars in millions)	Carrying Value	Estimated Fair Value	Carrying Value (1)	Estimated Fair Value
Long-term debt and other	$1,870.8	$1,867.1	$1,880.8	$1,854.7

5.	EARNINGS PER SHARE
The reconciliations between basic and diluted earnings per share attributable to Catalent common shareholders for the three and nine months ended March 31, 2016 and 2015, respectively are as follows (dollars in millions, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Earnings from continuing operations less net (loss) attributable to noncontrolling interest	$9.8	$31.5	$49.6	$58.3
Earnings / (loss) from discontinued operations	—	—	—	0.2
Net earnings attributable to Catalent	$9.8	$31.5	$49.6	$58.5

Weighted average shares outstanding	124,809,898	124,233,579	124,793,732	117,911,396
Dilutive securities issuable-stock plans	962,861	2,031,052	1,139,309	1,756,247
Total weighted average diluted shares outstanding	125,772,759	126,264,631	125,933,041	119,667,643

Basic earnings per share of common stock:
Earnings from continuing operations	$0.08	$0.25	$0.40	$0.50
Earnings / (loss) from discontinued operations	—	—	—	—
Net earnings attributable to Catalent	$0.08	$0.25	$0.40	$0.50

Diluted earnings per share of common stock-assuming dilution:
Earnings from continuing operations	$0.08	$0.25	$0.39	$0.49
Earnings / (loss) from discontinued operations	—	—	—	—
Net earnings attributable to Catalent	$0.08	$0.25	$0.39	$0.49
The computation of diluted earnings per share for the three and nine months ended March 31, 2016 excludes the effect of 2.0 million shares potentially issuable pursuant to awards granted under the 2007 Stock Incentive Plan, because the vesting provisions of those awards specify performance or market-based conditions that had not been met as of the period end. The computation of diluted earnings per share for the three and nine months ended March 31, 2015 excludes the effect of 2.1 million shares potentially issuable pursuant to awards granted under the 2007 Stock Incentive Plan and the 2014 Omnibus Incentive Plan, because the vesting provisions of those awards specify performance or market-based conditions that have not been met as of the period end.

6.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Risk Management Objective of Using Derivatives
The Company is exposed to fluctuations in the applicable exchange rate on its investments in foreign operations. While the Company does not actively hedge against changes in foreign currency, the Company has mitigated the exposure of its investments in its European operations by denominating a portion of its debt in euros. At March 31, 2016, the Company had euro-denominated debt outstanding of $352.0 million that qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the effective portions of the translation gains or losses are reported in accumulated other comprehensive income/(loss) as part of the cumulative translation adjustment. The ineffective portions of the translation gains or losses are reported in the statement of operations. The following table includes net investment hedge activity during the three and nine months ended March 31, 2016 and March 31, 2015.

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2016	2015	2016	2015
Unrealized foreign exchange gain/(loss) within other comprehensive income	$(4.1)	$18.9	$(1.6)	$34.1
Unrealized foreign exchange gain/(loss) within statement of operations	$(3.1)	$21.7	$1.3	$52.5
The net accumulated gain of this net investment as of March 31, 2016 within other comprehensive income/(loss) was approximately $77.9 million. Amounts are reclassified out of accumulated other comprehensive income/(loss) into earnings when the entity to which the gains and losses reside is either sold or substantially liquidated.

7.	INCOME TAXES

The Company accounts for income taxes in accordance with the provision of ASC 740 Income Taxes. Generally, fluctuations in the effective tax rate are primarily due to changes in U.S. and non-U.S. pretax income resulting from the Company’s business mix and changes in the tax impact of special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Such discrete items include, but are not limited to, changes in foreign statutory tax rates, the amortization of certain assets, changes in valuation allowance resulting from acquisition accounting and the tax impact of changes in its ASC 740 unrecognized tax benefit reserves. In the normal course of business, the Company is subject to examination by taxing authorities around the world, including such major jurisdictions as the United States, Germany, France, and the United Kingdom. The Company is no longer subject to new non-U.S. income tax examinations for years prior to fiscal year 2006. Under the terms of the purchase agreement related to the 2007 acquisition, the Company is indemnified by its former owner for tax liabilities that may arise in the future that relate to tax periods prior to April 10, 2007. The indemnification agreement includes, among other taxes, any and all federal, state and international income-based taxes as well as related interest and penalties. As of March 31, 2016 and June 30, 2015, approximately $1.9 million and $2.3 million, respectively, of unrecognized tax benefit is subject to indemnification by the Company's former owner.

ASC 740 includes guidance on the accounting for uncertainty in income taxes recognized in the financial statements. This standard also provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeal or litigation process, based on the technical merits. As of March 31, 2016, the Company had a total of $60.1 million of unrecognized tax benefits. A reconciliation of its reserves for uncertain tax positions, excluding accrued interest and penalties, for March 31, 2016 is as follows:

(Dollars in millions)
Balance at June 30, 2015	$66.9
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(6.2)
Lapse of the applicable statute of limitations	(0.6)
Balance at March 31, 2016	$60.1
As of March 31, 2016 and June 30, 2015, the Company had a total of $66.8 million and $73.2 million, respectively, of uncertain tax positions (including accrued interest and penalties). As of these dates, $43.4 million and $48.7 million, respectively, represent the amount of unrecognized tax benefits, which, if recognized, would favorably affect the effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of March 31, 2016 and June 30, 2015, the Company has approximately $6.7 million and $6.3 million, respectively, of accrued interest and penalties related to uncertain tax positions. As of these dates, the portion of such interest and penalties subject to indemnification by its former owner is $2.1 million and $2.3 million, respectively.

8.	EMPLOYEE RETIREMENT BENEFIT PLANS
Components of the Company’s net periodic benefit costs are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$0.7	$0.6	$2.1	$2.1
Interest cost	2.6	2.8	8.0	8.8
Expected return on plan assets	(2.4)	(2.6)	(7.5)	(8.0)
Amortization (1)	0.6	0.3	2.0	1.2
Net amount recognized	$1.5	$1.1	$4.6	$4.1

(1)	Amount represents the amortization of unrecognized actuarial gains/(losses).
As previously disclosed with regard to the Company’s participation in a multi-employer pension plan, the Company notified the plan trustees of its withdrawal from such plan in fiscal 2012. The actuarial review process, which is administered by the plan trustees, was completed during the third quarter of fiscal 2015 and the liability the Company has estimated reflects the present value of its expected future long-term obligations. The estimated discounted value of the projected contributions related to these plans is $39.3 million as of March 31, 2016 and $39.5 million as of June 30, 2015 and is included within the pension liability on the consolidated balance sheets. The annual cash impact associated with the Company's long-term obligation approximates $1.7 million per year.

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
On October 29, 2015, the Company’s Board of Directors authorized a share repurchase program to use up to $100.0 million to repurchase shares of its outstanding common stock. Under the program, the Company is authorized to repurchase shares through open market purchases, privately negotiated transactions or otherwise as permitted by applicable federal securities laws. There have been no purchases pursuant to this program as of March 31, 2016.

Accumulated other comprehensive income/(loss)
The components of the changes in the cumulative translation adjustment and minimum pension liability for the three and nine months ended March 31, 2016 and March 31, 2015 are presented below.

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2016	2015	2016	2015
Foreign currency translation adjustments:
Net investment hedge	$(4.1)	$18.9	$(1.6)	$34.1
Long-term intercompany loans	(18.3)	(5.7)	(38.1)	(29.1)
Translation adjustments	5.0	(65.3)	(43.2)	(170.9)
Total foreign currency translation adjustment, pretax	(17.4)	(52.1)	(82.9)	(165.9)
Tax expense/(benefit)	(1.5)	(1.3)	(0.6)	(1.5)
Total foreign currency translation adjustment, net of tax	$(15.9)	$(50.8)	$(82.3)	$(164.4)

Net change in minimum pension liability
Net gain/(loss) recognized during the period	0.8	1.1	2.2	2.0
Total pension, pretax	0.8	1.1	2.2	2.0
Tax expense/(benefit)	(0.2)	(0.3)	(0.6)	(0.5)
Net change in minimum pension liability, net of tax	$0.6	$0.8	$1.6	$1.5
For the three months ended March 31, 2016, the changes in accumulated other comprehensive income net of tax by component are as follows:

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Other Post-Retirement Adjustments	Deferred Compensation	Total
Balance at December 31, 2015	$(196.4)	$(46.8)	$3.6	$(239.6)
Other comprehensive income/(loss) before reclassifications	(15.9)	—	—	(15.9)
Amounts reclassified from accumulated other comprehensive income	—	0.6	—	0.6
Net current period other comprehensive income (loss)	(15.9)	0.6	—	(15.3)
Balance at March 31, 2016	$(212.3)	$(46.2)	$3.6	$(254.9)
For the nine months ended March 31, 2016, the changes in accumulated other comprehensive income net of tax by component are as follows:

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Other Post-Retirement Adjustments	Deferred Compensation	Total
Balance at June 30, 2015	$(130.0)	$(47.8)	$3.8	$(174.0)
Other comprehensive income/(loss) before reclassifications	(82.3)	—	(0.2)	(82.5)
Amounts reclassified from accumulated other comprehensive income	—	1.6	—	1.6
Net current period other comprehensive income (loss)	(82.3)	1.6	(0.2)	(80.9)
Balance at March 31, 2016	$(212.3)	$(46.2)	$3.6	$(254.9)

11.	OTHER (INCOME) / EXPENSE, NET
The components of Other (Income) / Expense, net for the three and nine months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2016	2015	2016	2015
Other (income) / expense, net
Debt extinguishment costs	$—	$—	$—	$21.8
(Gain) / loss on acquisition (1)	—	—	—	(10.2)
Sponsor advisory agreement termination fee (2)	—	—	—	29.8
Foreign currency (gains) and losses	(3.6)	(0.5)	(7.5)	(5.4)
Other	(0.6)	1.3	0.4	2.5
Total Other (Income) / Expense, net	$(4.2)	$0.8	$(7.1)	$38.5

(1)
Included within Other (income) / expense are gains associated with acquisitions completed during the respective periods. During the nine month period ended March 31, 2015, the Company recorded a gain of $3.2 million on the re-measurement of a cost investment in an entity which is now a wholly owned subsidiary. During the nine months ended March 31, 2015, the Company recorded a $7.0 million bargain purchase gain for an acquisition completed in July 2014.

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

On November 13, 2015, the primary French drug regulatory agency (the “ANSM”) issued an order temporarily suspending operations at the Company’s softgel manufacturing facility in Beinheim, France. The suspension order permits the Company to apply for exemptions for certain types of operations. Due to the temporary suspension, the Company is unable to use certain raw materials, work in process and finished goods and has taken a charge of $1.4 million and $2.9 million for the three and nine months ended March 31, 2016, respectively, in connection with such loss of use. The Company has recorded additional remediation associated costs of $1.0 million and $5.3 million in the same periods, respectively. Further, certain of the customers of the facility have presented claims against the Company for losses they have allegedly suffered due to the temporary suspension or have reserved their right to do so subsequently. The Company is unable to estimate at this time either the total value of these claims or the likely cost to resolve them. On March 4, 2016, the Company received exemptions from the ANSM that permitted a partial restart of operations, and, on April 28, 2016 the ANSM lifted the suspension. Changes to the operations at the facility to address the issues leading to the suspension have increased and may in the future additionally increase the cost and therefore decrease the profitability of its operation and may also require the Company to incur additional costs.

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
The following tables include net revenue and Segment EBITDA during the three and nine months ended March 31, 2016 and March 31, 2015:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2016	2015	2016	2015
Oral Technologies
Net revenue	$260.8	$284.0	$763.6	$822.3
Segment EBITDA	55.6	81.7	165.8	214.1
Medication Delivery Solutions
Net revenue	68.3	61.2	195.1	191.8
Segment EBITDA	12.1	10.9	37.1	38.9
Development and Clinical Services
Net revenue	112.6	103.7	367.1	314.6
Segment EBITDA	19.7	23.8	80.9	67.1
Inter-segment revenue elimination	(3.7)	(2.3)	(9.9)	(8.0)
Unallocated Costs (1)	(16.9)	(16.3)	(43.7)	(81.7)
Combined Totals:
Net revenue	$438.0	$446.6	$1,315.9	$1,320.7

EBITDA from continuing operations	$70.5	$100.1	$240.1	$238.4

(1)
Unallocated costs include restructuring and special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2016	2015	2016	2015
Impairment charges and gain/(loss) on sale of assets	$0.3	$(0.3)	$(0.8)	$(3.8)
Equity compensation	(3.4)	(2.2)	(8.5)	(6.4)
Restructuring and other special items (2)	(9.5)	(7.7)	(15.7)	(18.8)
Noncontrolling interest	—	0.7	0.3	1.6
Other income/(expense), net (3)	4.2	(0.8)	7.1	(38.5)
Non-allocated corporate costs, net	(8.5)	(6.0)	(26.1)	(15.8)
Total unallocated costs	$(16.9)	$(16.3)	$(43.7)	$(81.7)

(2)	Segment results do not include restructuring and certain acquisition-related costs.

(3)
For the three and nine months ended March 31, 2016, amounts primarily relate to foreign currency translation gains and losses during all periods presented. For the nine months ended March 31, 2015, amounts primarily relate to the expense associated with the termination of the sponsor advisory services agreement of $29.8 million in connection with the IPO, expenses related to financing transactions of $21.8 million, offset by an acquisition-related gain of $10.2 million.

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2016	2015	2016	2015
Earnings from continuing operations	$9.8	$30.8	$49.3	$56.7
Depreciation and amortization	34.8	34.4	105.5	104.6
Interest expense, net	21.7	23.0	66.7	82.4
Income tax (benefit)/expense	4.2	11.2	18.3	(6.9)
Noncontrolling interest	—	0.7	0.3	1.6
EBITDA from continuing operations	$70.5	$100.1	$240.1	$238.4
The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the consolidated financial statements:

(Dollars in millions)	March 31, 2016	June 30, 2015
Assets
Oral Technologies	$2,493.8	$2,477.3
Medication Delivery Solutions	257.2	247.8
Development and Clinical Services	720.9	703.2
Corporate and eliminations	(414.2)	(290.0)
Total assets	$3,057.7	$3,138.3

15.	SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplementary balance sheet information at March 31, 2016 and June 30, 2015 is detailed in the following tables.
Inventories
Work-in-process and finished goods inventories include raw materials, labor, and overhead. Total inventories consist of the following:

(Dollars in millions)	March 31, 2016	June 30, 2015
Raw materials and supplies	$98.4	$76.9
Work-in-process	32.0	26.3
Finished goods	54.6	43.8
Total inventories, gross	185.0	147.0
Inventory reserve	(17.3)	(14.1)
Inventories	$167.7	$132.9
Prepaid expenses and other
Prepaid expenses and other current assets consist of the following:

(Dollars in millions)	March 31, 2016	June 30, 2015
Prepaid expenses	$30.1	$22.0
Spare parts supplies	11.4	11.5
Deferred income tax	13.0	19.7
Other current assets	27.7	27.7
Prepaid expenses and other	$82.2	$80.9
Property, plant, and equipment, net
Property, plant, and equipment, net consist of the following:

(Dollars in millions)	March 31, 2016	June 30, 2015
Land, buildings, and improvements	$646.6	$637.6
Machinery, equipment, and capitalized software	756.4	727.9
Furniture and fixtures	11.4	10.1
Construction in progress	135.1	97.6
Property, plant, and equipment, at cost	1,549.5	1,473.2
Accumulated depreciation	(643.2)	(588.0)
Property, plant, and equipment, net	$906.3	$885.2

Other accrued liabilities
Other accrued liabilities consist of the following:

(Dollars in millions)	March 31, 2016	June 30, 2015
Accrued employee-related expenses	$68.7	$87.8
Restructuring accrual	2.8	7.3
Deferred income tax	1.4	1.5
Accrued interest	0.1	0.2
Deferred revenue and fees	45.2	39.0
Accrued income tax	38.7	55.8
Other accrued liabilities and expenses	53.6	55.4
Other accrued liabilities	$210.5	$247.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations
Three Months Ended March 31, 2016 compared to the Three Months Ended March 31, 2015

	Three Months Ended March 31,		FX impact (unfavorable) / favorable	Constant Currency Increase/(Decrease)
(Dollars in millions)	2016	2015		Change $	Change %
Net revenue	$438.0	$446.6	$(16.9)	$8.3	2%
Cost of sales	311.8	294.4	(10.4)	27.8	9%
Gross margin	126.2	152.2	(6.5)	(19.5)	(13)%
Selling, general and administrative expenses	93.2	80.9	(1.6)	13.9	17%
Impairment charges and (gain)/loss on sale of assets	(0.3)	0.3	0.2	(0.8)	*
Restructuring and other	1.8	5.2	—	(3.4)	(65)%
Operating earnings/(loss)	31.5	65.8	(5.1)	(29.2)	(44)%
Interest expense, net	21.7	23.0	(0.3)	(1.0)	(4)%
Other (income)/expense, net	(4.2)	0.8	0.6	(5.6)	*
Earnings/(loss) from continuing operations before income taxes	14.0	42.0	(5.4)	(22.6)	(54)%
Income tax expense/(benefit)	4.2	11.2	(2.4)	(4.6)	(41)%
Earnings/(loss) from continuing operations	9.8	30.8	(3.0)	(18.0)	(58)%
Net earnings/(loss) from discontinued operations, net of tax	—	—	—	—	*
Net earnings/(loss)	9.8	30.8	(3.0)	(18.0)	(58)%
Less: Net earnings/(loss) attributable to noncontrolling interest, net of tax	—	(0.7)	—	0.7	*
Net earnings/(loss) attributable to Catalent	$9.8	$31.5	$(3.0)	$(18.7)	(59)%
 *Percentage not meaningful
Net Revenue
Net revenue increased $8.3 million, or 2%, as compared to the three months ended March 31, 2015, excluding the impact of foreign exchange. The increase in net revenue was primarily driven by higher volume of clinical services and increased volume of our analytical services fee for service development work and analytical testing within Development and Clinical Services, increased volume for products within our Medication Delivery Solutions segment, and higher end market volume demand for certain products using our softgel offering within Oral Technologies. These revenue increases were partially offset by lower sales volumes within our modified release technologies business and decreased revenue resulting from the temporary suspension of operations of our softgel manufacturing facility in Beinheim, France during the quarter within our Oral Technologies segment.
Gross Margin
Gross margin decreased $19.5 million, or 13%, as compared to the three months ended March 31, 2015, excluding the impact of foreign exchange. The decrease in gross margin was primarily driven by reduced end customer demand reducing volume of certain higher margin offerings within our modified release technologies business and decreased revenue resulting from the temporary suspension of operations of our softgel manufacturing facility in Beinheim, France during the quarter within our Oral Technologies segment, partially offset by higher sales volumes and more effective absorption of fixed costs through higher capacity utilization within our softgel operations. On a constant currency basis, gross margin, as a percentage of revenue, decreased 490 basis points to 29.2% in the three months ended March 31, 2016, as compared to 34.1% in the prior year primarily driven by an unfavorable shift in revenue mix within our modified release technologies business as discussed above and a shift to higher comparator sourcing volume within our clinical services business within our Development and Clinical Services segment.

Selling, General and Administrative Expense
Selling, general and administrative expense increased $13.9 million, or 17%, as compared to the three months ended March 31, 2015, excluding the impact of foreign exchange, primarily due to costs of approximately $6 million associated with acquisition related activity, which ultimately did not result in completed acquisitions, incremental employee compensation costs of approximately $5 million, inclusive of inflationary increases and non-cash equity compensation of $1.2 million. In addition, selling, general and administrative expenses increased approximately $3 million related to remediation costs related to the temporary suspension of operations at our softgel manufacturing facility in Beinheim, France in November 2015 within our Oral Technologies segment.
Restructuring and Other
Restructuring and other charges of $1.8 million for the three months ended March 31, 2016 decreased $3.4 million compared to the three months ended March 31, 2015, excluding the impact of foreign exchange. The three months ended March 31, 2016 included restructuring activities enacted to improve cost efficiency primarily related to employee severance expenses. Restructuring expense will vary period to period based on the level of acquisitions during the year and site consolidation efforts to further streamline the business.
Interest Expense, net
Interest expense, net of $21.7 million for the three months ended March 31, 2016 decreased by $1.3 million, or 6%, compared to the three months ended March 31, 2015, primarily driven by lower levels of outstanding debt resulting from our quarterly principal payments on our term loans as compared to the prior period.
Other (Income)/Expense, net
Other income was $4.2 million for the three months ended March 31, 2016 as compared to $0.8 million of other expense for the three months ended March 31, 2015. Other income for the three months ended March 31, 2016 was primarily driven by non-cash net gains of $3.6 million related to foreign currency translation and a gain of $0.9 million related to the sale of an equity investment to a third party.
Provision/(Benefit) for Income Taxes
Our provision for income taxes for the three months ended March 31, 2016 was $4.2 million relative to earnings from continuing operations before income taxes of $14.0 million. Our provision for income taxes for the three months ended March 31, 2015 was $11.2 million relative to earnings from continuing operations before income taxes of $42.0 million. The income tax provision for the current period is not comparable to the same period of the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Our effective tax rate at March 31, 2016 reflects benefits derived from operations outside the United States, which are generally taxed at lower rates than the U.S. statutory rate of 35%.

Segment Review
Our results on a segment basis for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 were as follows:

	Three Months Ended March 31,		FX impact (unfavorable) / favorable	Constant Currency Increase/(Decrease)
(Dollars in millions)	2016	2015		Change $	Change %
Oral Technologies
Net revenue	$260.8	$284.0	$(14.6)	$(8.6)	(3)%
Segment EBITDA	55.6	81.7	(5.5)	(20.6)	(25)%
Medication Delivery Solutions
Net revenue	68.3	61.2	(0.4)	7.5	12%
Segment EBITDA	12.1	10.9	(0.1)	1.3	12%
Development and Clinical Services
Net revenue	112.6	103.7	(2.0)	10.9	11%
Segment EBITDA	19.7	23.8	(0.5)	(3.6)	(15)%
Inter-segment revenue elimination	(3.7)	(2.3)	0.1	(1.5)	65%
Unallocated Costs (1)	(16.9)	(16.3)	(0.6)	—	*
Combined Total
Net revenue	$438.0	$446.6	$(16.9)	$8.3	2%

EBITDA from continuing operations	$70.5	$100.1	$(6.7)	$(22.9)	(23)%
 *    Percentage not meaningful

(1)
Unallocated costs includes equity-based compensation, certain acquisition related costs, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Impairment charges and gain/(loss) on sale of assets	$0.3	$(0.3)
Equity compensation	(3.4)	(2.2)
Restructuring and other special items (2)	(9.5)	(7.7)
Noncontrolling interest	—	0.7
Other income/(expense), net (3)	4.2	(0.8)
Non-allocated corporate costs, net	(8.5)	(6.0)
Total unallocated costs	$(16.9)	$(16.3)

(2)	Segment results do not include restructuring and certain acquisition related costs.

(3)	Amounts primarily relate to foreign currency translation gains and losses during all periods presented.

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations:

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Earnings from continuing operations	$9.8	$30.8
Depreciation and amortization	34.8	34.4
Interest expense, net	21.7	23.0
Income tax (benefit)/expense	4.2	11.2
Noncontrolling interest	—	0.7
EBITDA from continuing operations	$70.5	$100.1
Oral Technologies segment

	2016 vs. 2015
Factors Contributing to Year-Over-Year Change	Three Months Ended March 31,
	Net Revenue	Segment EBITDA
Organic revenue / Segment EBITDA	(4)%	(25)%
Impact of acquisitions	1%	—%
Impact of divestitures / business restructuring	—%	—%
Constant currency change	(3)%	(25)%
Foreign exchange fluctuation	(5)%	(7)%
Total % Change	(8)%	(32)%
Oral Technologies’ net revenue decreased by $8.6 million, or 3%, as compared to the three months ended March 31, 2015, excluding the impact of foreign exchange. Organic net revenue decreased approximately $13 million, or 4%, due to lower end customer demand reducing volume of certain higher margin offerings, primarily in our U.S. controlled release operations within our modified release technologies platform, of approximately $10 million, or 4%, and lower revenue from product participation related activities of approximately $2 million, or 1%. Net revenue from our softgel offering increased approximately $4 million, or 2%, as compared to the three months ended March 31, 2015 despite a decrease of revenue of approximately $12 million resulting from the temporary suspension of operations of our facility in Beinheim, France, which began in November 2015. See below for further discussion. Excluding the impact of the temporary suspension at Beinheim, revenue would have increased within our softgel offering, primarily due to higher volume of consumer health products.
Oral Technologies' segment EBITDA decreased by $20.6 million, or 25%, as compared to the three months ended March 31, 2015, excluding the impact of foreign exchange. Segment EBITDA decreased within our softgel offering primarily due to the temporary suspension of operations of our facility in Beinheim, France beginning in November 2015, which resulted in a decrease of approximately $13 million. In addition, segment EBITDA decreased due to reduced end customer demand reducing volume of certain higher margin offerings and lower absorption of fixed manufacturing costs within our modified release technologies' operation, partially offset by higher sales and more effective absorption of fixed costs through higher capacity utilization within our softgel operations.

On November 13, 2015, the primary French drug regulatory agency (the “ANSM”) issued an order temporarily suspending operations at the Company’s softgel manufacturing facility in Beinheim, France. The suspension order permits the Company to apply for exemptions for certain types of operations. Due to the temporary suspension, the Company is unable to use certain raw materials, work in process and finished goods and has taken a charge of $1.4 million in fiscal 2016 in connection with such loss of use. The Company has recorded additional remediation associated costs of $1.0 million in the same period. Further, certain of the customers of the facility have presented claims against the Company for losses they have allegedly suffered due to the temporary suspension or have reserved their right to do so subsequently. The Company is unable to estimate at this time either the total value of these claims or the likely cost to resolve them. On March 4, 2016, the Company received exemptions from the ANSM that permitted a partial restart of operations, and, on April 28, 2016 the ANSM lifted the suspension. Changes to the operations at the facility to address the issues leading to the suspension have increased and may in the future additionally increase the cost and therefore decrease the profitability of its operation and may also require the Company to incur additional costs.

In March 2015, we acquired a pharmaceutical services business based in Australia, enhancing our ability to offer integrated dose form manufacturing and packaging capabilities in the region. The impact to our financial statements for the three months ended March 31, 2016 was not material.
Medication Delivery Solutions segment

	2016 vs. 2015
Factors Contributing to Year-Over-Year Change	Three Months Ended March 31,
	Net Revenue	Segment EBITDA
Organic revenue / Segment EBITDA	12%	12%
Impact of acquisitions	—%	—%
Impact of divestitures / business restructuring	—%	—%
Constant currency change	12%	12%
Foreign exchange fluctuation	—%	(1)%
Total % Change	12%	11%
Net revenue in our Medication Delivery Solutions segment increased by $7.5 million, or 12%, as compared to the three months ended March 31, 2015, excluding the impact of foreign exchange, primarily due to increased volume of our biologics offerings of approximately 5%, increased volume of products utilizing our blow-fill-seal technology platform of approximately 4% and increased volume of our injectable products at our European pre-filled syringe operations of approximately 3%.
Medication Delivery Solutions' segment EBITDA increased by $1.3 million, or 12%, as compared to the three months ended March 31, 2015, excluding the impact of foreign exchange. The increase in segment EBITDA was primarily attributable to increased profit generated by higher volume of our biologics offerings, and increased volume and favorable revenue mix shift from our injectable products at our European pre-filled syringe operations.
Development and Clinical Services segment

	2016 vs. 2015
Factors Contributing to Year-Over-Year Change	Three Months Ended March 31,
	Net Revenue	Segment EBITDA
Organic revenue / Segment EBITDA	11%	(15)%
Impact of acquisitions	—%	—%
Impact of divestitures / business restructuring	—%	—%
Constant currency change	11%	(15)%
Foreign exchange fluctuation	(2)%	(2)%
Total % Change	9%	(17)%
Development and Clinical Services' net revenue increased by $10.9 million, or 11%, as compared to the three months ended March 31, 2015, excluding the impact of foreign exchange, primarily driven by our clinical services offerings of $8 million, or 7%, of which $5 million, or 5%, of the increase was attributable to increased lower-margin comparator sourcing volume. Revenue also increased within our analytical services by $3 million, or 4%, primarily driven by fee for service development work and analytical testing in the U.S.
Development and Clinical Services' segment EBITDA decreased by $3.6 million, or 15%, excluding the impact of foreign exchange, as compared to the three months ended March 31, 2015, primarily due to a shift to increased lower-margin comparator sourcing volume within our revenue mix in addition to increased cost related to a business reorganization within the clinical services business.

Results of Operations
Nine Months ended March 31, 2016 compared to the Nine Months ended March 31, 2015

	Nine Months Ended March 31,		FX impact (unfavorable) / favorable	Constant Currency Increase/(Decrease)
(Dollars in millions)	2016	2015		Change $	Change %
Net revenue	$1,315.9	$1,320.7	$(85.2)	$80.4	6%
Cost of sales	916.1	887.1	(63.7)	92.7	10%
Gross margin	399.8	433.6	(21.5)	(12.3)	(3)%
Selling, general and administrative expenses	268.4	250.4	(8.6)	26.6	11%
Impairment charges and (gain)/loss on sale of assets	0.8	3.8	0.3	(3.3)	(87)%
Restructuring and other	3.4	8.7	(0.1)	(5.2)	(60)%
Operating earnings/(loss)	127.2	170.7	(13.1)	(30.4)	(18)%
Interest expense, net	66.7	82.4	(1.4)	(14.3)	(17)%
Other (income)/expense, net	(7.1)	38.5	(2.3)	(43.3)	*
Earnings/(loss) from continuing operations before income taxes	67.6	49.8	(9.4)	27.2	55%
Income tax expense/(benefit)	18.3	(6.9)	(3.2)	28.4	*
Earnings/(loss) from continuing operations	49.3	56.7	(6.2)	(1.2)	(2)%
Net earnings/(loss) from discontinued operations, net of tax	—	0.2	—	(0.2)	*
Net earnings/(loss)	49.3	56.9	(6.2)	(1.4)	(2)%
Less: Net earnings/(loss) attributable to noncontrolling interest, net of tax	(0.3)	(1.6)	—	1.3	(81)%
Net earnings/(loss) attributable to Catalent	$49.6	$58.5	$(6.2)	$(2.7)	(5)%
 *Percentage not meaningful
Net Revenue
Net revenue increased by $80.4 million, or 6%, as compared to the nine months ended March 31, 2015, excluding the impact of foreign exchange. The increase in net revenue was driven by higher sales across all three reportable segments, primarily due to higher end market demand driving volume of certain products using our softgel offering within Oral Technologies, increased volume of our analytical services integrated operations and the timing of resolution of volume commitments within our Development and Clinical Services segment, and higher revenue from clinical services within Development and Clinical Services. These revenue increases were partially offset by lower sales volumes within our modified release technologies platform and decreased revenue resulting from the temporary suspension of operations of our facility in Beinheim, France during the period within our Oral Technologies segment.
Gross Margin
Gross margin decreased by $12.3 million, or 3%, as compared to the nine months ended March 31, 2015, excluding the impact of foreign exchange. The decrease in gross margin was primarily driven by reduced end customer demand reducing volume of certain higher margin offerings within our modified release technologies operation and decreased revenue resulting from the temporary suspension of operations of our softgel manufacturing facility in Beinheim, France during the period within our Oral Technologies segment, partially offset by timing of the resolution of volume commitments and increased volume of our analytical services integrated operations included in our Development and Clinical Services segment, and higher sales volumes and more effective absorption of fixed costs through higher capacity utilization within our softgel operations. On a constant currency basis, gross margin, as a percentage of revenue, decreased 270 basis points to 30.1% in the nine months ended March 31, 2016 as compared to 32.8% in the prior year primarily driven by an unfavorable shift in revenue mix within our modified release technologies business as discussed above, partially offset by timing of the resolution of volume commitments and increased volume demand for our analytical services integrated operations included in our Development and Clinical Services segment.

Selling, General and Administrative Expense
Selling, general and administrative expense increased $26.6 million, or 11%, as compared to the nine months ended March 31, 2015, excluding the impact of foreign exchange, primarily due incremental employee compensation costs of approximately $9 million, inclusive of certain severance payments, inflationary increases and an increase in our non-cash equity compensation plans of $2.1 million as a result of a change from a cash-based long-term incentive plan to an equity-based long-term incentive plan. Further increasing selling, general and administrative expense was approximately $5 million of incremental expense related to entities we acquired during the prior year, which was comprised of non-cash depreciation and amortization expense of approximately $3 million and integration costs of approximately $2 million. In addition, selling, general and administrative expenses increased approximately $5 million related to a temporary suspension of operations at our softgel manufacturing facility in Beinheim, France in November, and increased acquisition related transaction costs of approximately $2 million.
Restructuring and Other
Restructuring and other charges of $3.4 million for the nine months ended March 31, 2016 decreased by $5.3 million, or 61%, compared to the nine months ended March 31, 2015. The nine months ended March 31, 2016 included restructuring activities enacted to improve cost efficiency primarily related to employee severance expenses similar to prior year. Restructuring expense will vary period to period based on the level of acquisitions during the year and site consolidation efforts to further streamline the business.
Interest Expense, net
Interest expense, net of $66.7 million for the nine months ended March 31, 2016 decreased by $15.7 million, or 19%, compared to the nine months ended March 31, 2015, primarily driven by lower levels of outstanding debt as compared the comparable period in the prior year. We redeemed $350 million of Senior Notes and $275 million of Senior Subordinated Notes on August 28, 2014 and September 4, 2014, respectively. In addition, we reduced an aggregate of $234.5 million of outstanding borrowings under the unsecured term loan during the first quarter of fiscal 2015, partially offset by incremental borrowings of $191 million during the second quarter of fiscal 2015 in support of completed acquisitions. The funds utilized to reduce our debt level were generated by proceeds from our IPO which was completed during the first quarter of fiscal 2015.
Other (Income)/Expense, net
Other income, net of $7.1 million for the nine months ended March 31, 2016 was primarily driven by non-cash net gains from foreign exchange translation recorded during the period of $7.5 million a gain of $0.9 million related to the sale of an equity investment to a third party. Other expense, net for the nine months ended March 31, 2015 of $38.5 million was primarily driven by the sponsor advisory agreement termination fee of $29.8 million in connection with our IPO, $21.8 million of expense associated with the early redemption of our Senior Notes and pre-payment of the unsecured term loan, of which $9.8 million was a cash expense. Offsetting these other expense items were non-recurring non-cash purchase accounting gains of approximately $10.2 million related to acquisitions completed during the period and $5.4 million of non-cash net gains associated with foreign exchange.
Provision/(Benefit) for Income Taxes
Our provision for income taxes for the nine months ended March 31, 2016 was $18.3 million relative to earnings before income taxes of $67.6 million. Our benefit for income taxes for the nine months ended March 31, 2015 was $6.9 million relative to earnings before income taxes of $49.8 million. The income tax provision for the current period is not comparable to the same period of the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Our effective tax rate at March 31, 2016 reflects benefits derived from operations outside the United States, which are generally taxed at lower rates than the U.S. statutory rate of 35%.

Segment Review
The Company’s results on a segment basis for the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015 were as follows:

	Nine Months Ended March 31,		FX impact (unfavorable) / favorable	Constant Currency Increase/(Decrease)
(Dollars in millions)	2016	2015		Change $	Change %
Oral Technologies
Net revenue	$763.6	$822.3	$(69.8)	$11.1	1%
Segment EBITDA	165.8	214.1	(16.0)	(32.3)	(15)%
Medication Delivery Solutions
Net revenue	195.1	191.8	(7.6)	10.9	6%
Segment EBITDA	37.1	38.9	(0.9)	(0.9)	(2)%
Development and Clinical Services
Net revenue	367.1	314.6	(7.9)	60.4	19%
Segment EBITDA	80.9	67.1	(2.1)	15.9	24%
Inter-segment revenue elimination	(9.9)	(8.0)	0.1	(2.0)	25%
Unallocated Costs (1)	(43.7)	(81.7)	2.5	35.5	(43)%
Combined Total
Net revenue	$1,315.9	$1,320.7	$(85.2)	$80.4	6%

EBITDA from continuing operations	$240.1	$238.4	$(16.5)	$18.2	8%
     *Percentage not meaningful

(1)
Unallocated costs includes equity-based compensation, certain acquisition related costs, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Nine Months Ended March 31,
(Dollars in millions)	2016	2015
Impairment charges and gain/(loss) on sale of assets	$(0.8)	$(3.8)
Equity compensation	(8.5)	(6.4)
Restructuring and other special items (2)	(15.7)	(18.8)
Noncontrolling interest	0.3	1.6
Other income/(expense), net (3)	7.1	(38.5)
Non-allocated corporate costs, net	(26.1)	(15.8)
Total unallocated costs	$(43.7)	$(81.7)

(2)	Segment results do not include restructuring and certain acquisition related costs.

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

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations:

	Nine Months Ended March 31,
(Dollars in millions)	2016	2015
Earnings from continuing operations	$49.3	$56.7
Depreciation and amortization	105.5	104.6
Interest expense, net	66.7	82.4
Income tax (benefit)/expense	18.3	(6.9)
Noncontrolling interest	0.3	1.6
EBITDA from continuing operations	$240.1	$238.4
Oral Technologies segment

	2016 vs. 2015
Factors Contributing to Year-Over-Year Change	Nine Months Ended March 31,
	Net Revenue	Segment EBITDA
Organic revenue / Segment EBITDA	—%	(15)%
Impact of acquisitions	1%	—%
Impact of divestitures / business restructuring	—%	—%
Constant currency change	1%	(15)%
Foreign exchange fluctuation	(8)%	(8)%
Total % Change	(7)%	(23)%
Oral Technologies’ net revenue increased $11.1 million, or 1%, excluding the impact of foreign exchange, as compared to the nine months ended March 31, 2015. Organic net revenue was comparable to the nine months ended March 31, 2015. Organic net revenue within our softgel offering increased $38 million, or 5%, as compared to the nine months ended March 31, 2015, driven by higher consumer health demand driving volume of our softgel offering, partially offset by a loss of revenue of approximately $27 million resulting from the suspension of operations of our facility in Beinheim, France since November 2015. See below for further discussion. Net revenue within our modified release technologies platform and from product participation related activities decreased $36 million, or 5%, as compared to the nine months ended March 31, 2015 due to lower end customer volume demand for certain higher margin offerings primarily in our U.S. operations.
Oral Technologies' segment EBITDA decreased by $32.3 million, or 15%, as compared to the nine months ended March 31, 2015, excluding the impact of foreign exchange. Segment EBITDA decreased within our softgel offering primarily due to the temporary suspension of operations of our facility in Beinheim, France since November 2015, which resulted in a decrease of approximately $24 million. In addition, segment EBITDA decreased due to reduced end customer demand reducing volume of certain higher margin offerings and lower absorption of fixed manufacturing costs within our modified release technologies operation, partially offset by higher sales and more effective absorption of fixed costs through higher capacity utilization within our softgel operations.

On November 13, 2015, the primary French drug regulatory agency (the “ANSM”) issued an order temporarily suspending operations at the Company’s softgel manufacturing facility in Beinheim, France. The suspension order permits the Company to apply for exemptions for certain types of operations. Due to the temporary suspension, the Company is unable to use certain raw materials, work in process and finished goods and has taken a charge of $2.9 million in fiscal 2016 in connection with such loss of use. The Company has recorded additional remediation associated costs of $5.3 million in the same period. Further, certain of the customers of the facility have presented claims against the Company for losses they have allegedly suffered due to the temporary suspension or have reserved their right to do so subsequently. The Company is unable to estimate at this time either the total value of these claims or the likely cost to resolve them. On March 4, 2016, the Company received exemptions from the ANSM that permitted a partial restart of operations, and, on April 28, 2016 the ANSM lifted the suspension. Changes to the operations at the facility to address the issues leading to the suspension have increased and may in the future additionally increase the cost and therefore decrease the profitability of its operation and may also require the Company to incur additional costs.

In March 2015, we acquired a pharmaceutical services business based in Australia, enhancing our ability to offer integrated packaging capabilities in the region. The impact to our financial statements for the nine months ended March 31, 2016 was not material.
Medication Delivery Solutions segment

	2016 vs. 2015
Factors Contributing to Year-Over-Year Change	Nine Months Ended March 31,
	Net Revenue	Segment EBITDA
Organic revenue / Segment EBITDA	6%	2%
Impact of acquisitions	—%	(4)%
Impact of divestitures / business restructuring	—%	—%
Constant currency change	6%	(2)%
Foreign exchange fluctuation	(4)%	(3)%
Total % Change	2%	(5)%
Net revenue in our Medication Delivery Solutions segment increased by $10.9 million, or 6%, as compared to the nine months ended March 31, 2015, excluding the impact of foreign exchange, primarily due to increased volume of our biologics offerings of approximately 6%, and increased volume of products utilizing our blow-fill-seal technology platform of approximately 6%, partially offset by a decrease in revenue due to the timing of the resolution of volume commitments in the prior year within our blow-fill-seal technology platform of 4%. Net revenue was further decreased by lower volume of our injectable products at our European pre-filled syringe operations of approximately 2%.
Medication Delivery Solutions' segment EBITDA decreased by $0.9 million, or 2%, as compared to the nine months ended March 31, 2015, excluding the impact of foreign exchange. The decrease in segment EBITDA was primarily attributable to the timing of the resolution of volume commitments in the prior year with respect to products utilizing our blow-fill-seal technology platform and incremental resource commitments in the Redwood Bioscience business, which was acquired in the second quarter of fiscal 2015. These decreases were partially offset by increased profit generated by our biologics offering and from products utilizing our blow-fill-seal technology platform.
Development and Clinical Services segment

	2016 vs. 2015
Factors Contributing to Year-Over-Year Change	Nine Months Ended March 31,
	Net Revenue	Segment EBITDA
Organic revenue / Segment EBITDA	17%	20%
Impact of acquisitions	2%	4%
Impact of divestitures / business restructuring	—%	—%
Constant currency change	19%	24%
Foreign exchange fluctuation	(2)%	(3)%
Total % Change	17%	21%
Development and Clinical Services' net revenue increased by $60.4 million, or 19%, as compared to the nine months ended March 31, 2015, excluding the impact of foreign exchange. Organic revenue increased 17% primarily from our analytical services of $31 million, or 9%, driven by the timing of resolution of volume commitments and increased sales volumes related to fee for service development work and analytical testing in the U.S. Organic revenue also increased due to our clinical services offerings of $26 million, or 8%, of which $13 million, or 4%, of the increase was attributable to increased lower-margin comparator sourcing volume.
Development and Clinical Services' segment EBITDA increased by $15.9 million, or 24%, excluding the impact of foreign exchange, as compared to the nine months ended March 31, 2015, primarily due to the timing of resolution of volume commitments and increased sales across the segment. In addition, the Micron acquisition completed during the second quarter of the prior fiscal year contributed growth of 6% (4% inorganic) to segment EBITDA as compared to the prior year.

Liquidity and Capital Resources
Sources and Uses of Cash
Our principal source of liquidity has been cash flows generated from operations. The principal uses of cash are to fund planned operating and capital expenditures, interest payments on debt and any mandatory or discretionary principal payments on debt issuances. As of March 31, 2016, our financing needs were supported by $200 million of available funds under our revolving credit facility, which was reduced by $13.9 million of outstanding letters of credit. The revolving credit facility matures in May 2019.
On October 29, 2015, our Board of Directors authorized a share repurchase program to use up to $100.0 million to repurchase shares of our outstanding common stock. Under the program, we are authorized to repurchase shares through open market purchases, privately negotiated transactions or otherwise as permitted by applicable federal securities laws. There have been no purchases pursuant to this program as of March 31, 2016.
Cash Flows
The following table summarizes our consolidated statement of cash flows from continuing operations:

	Nine Months Ended March 31,
(Dollars in millions)	2016	2015	Difference
Net cash provided by/(used in):
Operating activities	$121.4	$94.5	$26.9
Investing activities	$(107.8)	$(240.3)	$132.5
Financing activities	$(27.1)	$209.0	$(236.1)
Operating Activities
For the nine months ended March 31, 2016, cash provided by operating activities was $121.4 million compared to $94.5 million for the comparable prior year period primarily driven by a decrease in operating earnings from continuing operations in the nine months ended March 31, 2016 primarily related to the Beinheim facility suspension which was offset by reduced interest expense and one-time costs associated with the IPO in the nine months ended March 31, 2015 along with favorable working capital changes compared to the previous period.
Investing Activities
For the nine months ended March 31, 2016, cash used in investing activities was $107.8 million compared to $240.3 million for the comparable prior year period. Acquisitions of property, plant and equipment totaled $107.8 million for the nine months ended March 31, 2016 as compared to $108.7 million in the comparable prior year period. In the prior year, we paid $131.6 million for acquisition activities compared to no spend in the nine months ended March 31, 2016.
Financing Activities
For the nine months ended March 31, 2016, cash used in financing activities was $27.1 million compared to cash provided by financing activities of $209.0 million for the comparable prior year period. The current year activity includes $13.9 million of long-term debt payments along with $8.0 million paid for minimum tax witholding obligations associated with equity award settlements. Additionally, we closed on the purchase of the redeemable non-controlling interest in the softgel manufacturing facility in Haining, China from the non-controlling interest shareholders, at a purchase price of $5.8 million in the second quarter. In the prior year period, the net proceeds raised in connection with our IPO of $948.8 million were primarily used to fund debt payments of $863.8 million.

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
Our Credit Agreement also contains change of control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of March 31, 2016, we were in compliance with all covenants related to our long-term obligations.
Subject to certain exceptions, our Credit Agreement permits us and our restricted subsidiaries to incur certain additional indebtedness, including secured indebtedness. None of our non-U.S. subsidiaries or Puerto Rico subsidiaries is a guarantor of the loans.
As market conditions warrant, we and our affiliates, and/or our major stockholders and their respective affiliates, may from time to time seek to purchase our outstanding debt in privately negotiated or open market transactions, by tender offer or otherwise.  Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by the use of cash on our balance sheet or the incurrence of new secured or unsecured debt.  The amounts involved in any such purchase transactions, individually or in the aggregate, may be material.  Any such purchases may be with respect to a substantial amount of a particular class or series of debt, with the attendant reduction in the trading liquidity of such class or series. In addition, any such purchases made at prices below the “adjusted issue price” (as defined for U.S. federal income tax purposes) may result in taxable cancellation of indebtedness income to us, which amounts may be material, and in related adverse tax consequences to us.

As of March 31, 2016 and June 30, 2015, the amounts of cash and cash equivalents held by foreign subsidiaries were $124.1 million and $116.3 million, respectively, out of the total consolidated cash and cash equivalents of $133.9 million and $151.3 million, respectively. We believe that the amount of funds held by foreign subsidiaries as of such dates not readily convertible into other foreign currencies, including U.S. dollars, was $2.9 million and $1.7 million, respectively. Based on our domestic cash flows from operations and our other sources of liquidity, we believe we have sufficient access to funds for our expected future domestic liquidity needs. Our intent is to continue to reinvest undistributed earnings of our foreign local entities and we do not currently plan to repatriate them to fund our operations in the United States. In the event we need to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences, including foreign withholding taxes or U.S. income taxes. It is not feasible to estimate the amount of U.S. tax that might be payable on the remittance of such earnings.

Backlog
While we generally have long-term supply agreements that provide for a revenue stream over a period of years, our backlog represents, as of a point in time, future service revenues from work not yet completed. For our Oral Technologies segment and Medication Delivery Solutions segment, backlog represents firm orders for manufacturing services and includes minimum volumes, where applicable. For our Development and Clinical Services segment, backlog represents estimated future service revenues from work not yet completed under signed contracts. Using these methods of reporting backlog, as of March 31, 2016, backlog was approximately $978.8 million, as compared to approximately $827.6 million as of June 30, 2015, including approximately $454.9 million and $417.7 million, respectively, related to our Development and Clinical Services segment. We expect to recognize approximately 54% of revenue from the backlog in existence as of March 31, 2016 by

June 30, 2016.
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
Interest Rate Risk Management
A portion of the debt used to finance our operations is exposed to interest-rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed-and floating-rate assets and liabilities. Historically, we have used interest-rate swaps to manage the economic effect of variable rate interest obligations associated with our floating-rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on our future interest expense. As of March 31, 2016, we did not have any interest-rate swap agreement in place that would have the economic effect of modifying the variable interest obligations associated with our floating-rate term loans.
Currency Risk Management
We are exposed to fluctuations in the EUR-USD exchange rate on its investments in foreign operations in Europe. While we do not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in euros. At March 31, 2016, we had $352.0 million of euro-denominated debt outstanding that qualifies as a hedge of a net investment in foreign operations. Refer to Note 6 to our consolidated financial statements for further discussion of net investment hedge activity in the period.
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
Off-Balance Sheet Arrangements
Other than operating leases and outstanding letters of credit as discussed herein, we do not have any material off-balance sheet arrangement as of March 31, 2016.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to cash flow and earnings fluctuations as a result of certain market risks. These market risks primarily relate to changes in interest rates associated with our long-term debt obligations and foreign exchange rate changes.
Interest Rate Risk
The Company has historically used interest-rate swaps to manage the economic effect of variable rate interest obligations associated with our floating-rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on our future interest expense. As of March 31, 2016, we did not have any interest-rate swap agreement in place that would either have the economic effect of modifying the variable interest obligations associated with our floating-rate term loans or would be considered an effective cash flow hedge for financial reporting purposes.
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
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer, and the Company’s Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s President and Chief Executive Officer, and the Company’s Executive Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Executive Vice President and Chief Financial Officer concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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

On November 13, 2015, the primary French drug regulatory agency (the “ANSM”) issued an order temporarily suspending operations at the Company’s softgel manufacturing facility in Beinheim, France. The suspension order permits the Company to apply for exemptions for certain types of operations. Due to the temporary suspension, the Company is unable to use certain raw materials, work in process and finished goods and has taken a charge of $1.4 million and $2.9 million for the three and nine months ended March 31, 2016, respectively, in connection with such loss of use. The Company has recorded additional remediation associated costs of $1 million and $5.3 million in the same periods, respectively. Further, certain of the customers of the facility have presented claims against the Company for losses they have allegedly suffered due to the temporary suspension or have reserved their right to do so subsequently. The Company is unable to estimate at this time either the total value of these claims or the likely cost to resolve them. On March 4, 2016, the Company received exemptions from the ANSM that permitted a partial restart of operations, and, on April 28, 2016 the ANSM lifted the suspension. Changes to the operations at the facility to address the issues leading to the suspension have increased and may in the future additionally increase the cost and therefore decrease the profitability of its operation and may also require the Company to incur additional costs.
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
Iran Threat Reduction and Syria Human Rights Act of 2012

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to Blackstone by Travelport Worldwide Limited and NCR Corporation, which may be considered our affiliates.

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

101.1
The following financial information from Catalent, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL: (i) Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2016 and 2015; (ii) Consolidated Statements of Comprehensive Income/(Loss) for the Three and Nine Months Ended March 31, 2016 and 2015 (iii) Consolidated Balance Sheets as of March 31, 2016 and June 30, 2015; (iv) Consolidated Statement of Changes in Shareholders’ Equity/(Deficit) as of March 31, 2016; (v) Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2016 and 2015; and (vi) Notes to Unaudited Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALENT, INC. (Registrant)

Date:	May 4, 2016	By:	/s/ John R. Chiminski
John R. Chiminski
President & Chief Executive Officer

Date:	May 4, 2016	By:	/s/ Matthew M. Walsh
Matthew M. Walsh
Executive Vice President & Chief Financial Officer