Form 10-Q
period 2016-09-30
Catalent, Inc.
filed 2016-11-07
CIK 1596783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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

On October 31, 2016 there were 124,748,251 shares of the Registrant's common stock, par value $0.01 per share, issued and outstanding.

CATALENT, INC. and Subsidiaries

INDEX TO FORM 10-Q
For the Three Months Ended September 30, 2016

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
Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include, but are not limited to, those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 and the following:

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

•
The referendum in the U.K. and resulting decision of the U.K. government to consider exiting from the European Union could have future adverse effects on our revenues and costs, and therefore our profitability.

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

•	As a global enterprise, fluctuations in the exchange rate of the U.S. dollar against foreign currencies could have a material adverse effect on our financial performance and results of operations.

•	Tax legislation or regulatory initiatives or challenges to our tax positions could adversely affect our results of operations and financial condition.

•	Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

•	Changes to the estimated future profitability of the business may require that we establish an additional valuation allowance against all or some portion of our net U.S. deferred tax assets.

•	We are dependent on key personnel.

•
We use advanced information and communication systems to run our operations, compile and analyze financial and operational data and communicate among our employees, customers and counter-parties, so the risks generally associated with information and communications systems could adversely affect our results of operations.

•
We engage from time to time in acquisitions and other transactions that may complement or expand our business or divest of non-strategic businesses or assets. We may not be able to complete such transactions, and such transactions, if executed, pose significant risks and could have a negative effect on our operations.

•	Our offerings or our customers’ products may infringe on the intellectual property rights of third parties.

•	We are subject to environmental, health and safety laws and regulations, which could increase our costs and restrict our operations in the future.

•	We are subject to labor and employment laws and regulations, which could increase our costs and restrict our operations in the future.

•	Certain of our pension plans are underfunded, and additional cash contributions we may make will reduce the cash available for our business or to discharge our financial obligations.

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
Social Media
We use our website (www.catalent.com), our corporate Facebook page (https://www.facebook.com/CatalentPharmaSolutions) and our corporate Twitter account (@catalentpharma) as channels for the distribution of information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, Securities and Exchange Commission ("SEC") filings and public conference calls and webcasts. The contents of our website and social media channels are not, however, a part of this report.

PART I.    FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Catalent, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited; Dollars in millions, except per share data)

	Three Months Ended September 30,
	2016	2015
Net revenue	$442.2	$423.0
Cost of sales	318.1	301.5
Gross margin	124.1	121.5
Selling, general and administrative expenses	98.2	82.3
Impairment charges and (gain)/loss on sale of assets	—	1.2
Restructuring and other	1.1	1.0
Operating earnings	24.8	37.0
Interest expense, net	22.1	22.7
Other (income)/expense, net	(2.1)	0.6
Earnings from continuing operations before income taxes	4.8	13.7
Income tax expense/(benefit)	0.2	2.0
Earnings from continuing operations	4.6	11.7
Net earnings/(loss) from discontinued operations, net of tax	—	—
Net earnings	4.6	11.7
Less: Net (loss) attributable to noncontrolling interest, net of tax	—	(0.2)
Net earnings attributable to Catalent	$4.6	$11.9

Amounts attributable to Catalent:
Earnings from continuing operations less net (loss) attributable to noncontrolling interest	4.6	11.9
Net earnings attributable to Catalent	4.6	11.9

Earnings per share attributable to Catalent:
Basic
Earnings from continuing operations	0.04	0.10
Net earnings	0.04	0.10
Diluted
Earnings from continuing operations	0.04	0.09
Net earnings	0.04	0.09
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited; Dollars in millions)

	Three Months Ended September 30,
	2016	2015
Net earnings	$4.6	$11.7
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	0.6	(42.4)
Pension and Other Post-Retirement adjustments	0.8	0.5
Deferred compensation	—	(0.7)
Other comprehensive income/(loss), net of tax	1.4	(42.6)
Comprehensive income/(loss)	6.0	(30.9)
Comprehensive income/(loss) attributable to noncontrolling interest	—	(0.2)
Comprehensive income/(loss) attributable to Catalent	$6.0	$(30.7)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited; Dollars in millions, except per share data)

	September 30, 2016	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$132.1	$131.6
Trade receivables, net	376.3	414.8
Inventories	177.5	154.8
Prepaid expenses and other	83.0	89.0
Total current assets	768.9	790.2
Property, plant, and equipment, net	926.5	905.8
Other assets:
Goodwill	1,045.4	996.5
Other intangibles, net	306.1	294.0
Deferred income taxes	59.6	37.5
Other	21.6	67.1
Total assets	$3,128.1	$3,091.1

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$99.3	$27.7
Accounts payable	145.7	143.7
Other accrued liabilities	203.6	219.8
Total current liabilities	448.6	391.2
Long-term obligations, less current portion	1,838.0	1,832.8
Pension liability	149.8	151.0
Deferred income taxes	37.7	41.4
Other liabilities	39.5	38.8
Commitment and contingencies (see Note 10)	—	—

Shareholders' equity/(deficit):
Common stock $0.01 par value; 1.0 billion and 1.0 billion shares authorized on September 30, 2016 and June 30, 2016, 124,748,251 and 124,712,240 issued and outstanding on September 30, 2016 and June 30, 2016, respectively.	1.2	1.2
Preferred stock $0.01 par value; 100 million and 100 million authorized on September 30, 2016 and June 30, 2016, respectively, 0 issued and outstanding on September 30, 2016 and June 30, 2016.	—	—
Additional paid in capital	1,983.3	1,976.5
Accumulated deficit	(1,065.7)	(1,036.1)
Accumulated other comprehensive income/(loss)	(304.3)	(305.7)
Total shareholders' equity	614.5	635.9
Total liabilities and shareholders' equity	$3,128.1	$3,091.1
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity/(Deficit)
(Unaudited; Dollars in millions, share counts in thousands)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity/ (Deficit)
Balance at June 30, 2016	124,712.2	$1.2	$1,976.5	$(1,036.1)	$(305.7)	$635.9
Cumulative effect of a change in accounting for income taxes (Note 1)				(34.2)		(34.2)
Share issuances related to equity based compensation	36.1
Equity compensation			6.9			6.9
Cash paid, in lieu of equity, for tax withholding			(0.1)			(0.1)
Net earnings/(loss)				4.6		4.6
Other comprehensive income/(loss), net of tax					1.4	1.4
Balance at September 30, 2016	124,748.3	$1.2	$1,983.3	$(1,065.7)	$(304.3)	$614.5
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; Dollars in millions)

	Three Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$4.6	$11.7
Net earnings/(loss) from discontinued operations	—	—
Earnings from continuing operations	4.6	11.7
Adjustments to reconcile (loss)/earnings from continued operations to net cash from operations:
Depreciation and amortization	35.8	35.5
Non-cash foreign currency transaction (gain)/loss, net	(0.7)	(0.1)
Amortization and write off of debt financing costs	1.1	1.1
Asset impairments and (gain)/loss on sale of assets	—	1.2
Equity compensation	6.9	2.6
Provision/(benefit) for deferred income taxes	(4.1)	(4.1)
Provision for bad debts and inventory	2.0	0.9
Change in operating assets and liabilities:
Decrease/(increase) in trade receivables	43.9	59.7
Decrease/(increase) in inventories	(16.4)	(20.4)
Increase/(decrease) in accounts payable	(1.2)	1.6
Other assets/accrued liabilities, net - current and non-current	(23.6)	(44.8)
Net cash provided by/(used in) operating activities from continuing operations	48.3	44.9
Net cash provided by/(used in) operating activities from discontinued operations	—	—
Net cash provided by/(used in) operating activities	48.3	44.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and other productive assets	(27.7)	(33.2)
Payment for acquisitions, net of cash acquired	(86.9)	—
Net cash provided by/(used in) investing activities	(114.6)	(33.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in other borrowings	(4.3)	—
Proceeds from borrowing, net	75.0	—
Payments related to long-term obligations	(4.7)	(4.7)
Cash paid, in lieu of equity, for tax withholding obligations	(0.1)	(5.6)
Net cash provided by/(used in) financing activities	65.9	(10.3)
Effect of foreign currency on cash	0.9	(1.3)
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	0.5	0.1
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	131.6	151.3
CASH AND EQUIVALENTS AT END OF PERIOD	$132.1	$151.4
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$20.2	$20.8
Income taxes paid, net	$10.9	$10.0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Catalent, Inc. (“Catalent” or the “Company”) directly and wholly owns PTS Intermediate Holdings LLC (“Intermediate Holdings”). Intermediate Holdings directly and wholly owns Catalent Pharma Solutions, Inc. (“Operating Company”). The financial results of Catalent are comprised of the financial results of Operating Company and its subsidiaries on a consolidated basis.
On July 31, 2014, the Company commenced an initial public offering of its common stock (the “IPO”) and its common stock began trading on the New York Stock Exchange (the “NYSE”) under the symbol “CTLT.”
On March 9, 2015, an affiliate of The Blackstone Group, L.P. that owned shares in the Company (“Blackstone”), Genstar Capital and Aisling Capital (collectively, the “selling stockholders”) completed a secondary offering of 27.3 million shares of the Company’s common stock, including 3.6 million shares sold pursuant to an over-allotment option, at a price of $29.50 per share before underwriting discounts and commissions. On June 2, 2015, the selling stockholders completed an additional secondary offering of 16.1 million shares, including 2.1 million shares sold pursuant to the over-allotment option, at a price of $29.00 per share before underwriting discounts and commissions. On June 6, 2016, the selling stockholders completed a secondary offering of 10.0 million shares of the Company's common stock at a price of $24.85 per share before underwriting discounts and commissions. On September 6, 2016, two of the selling stockholders completed a secondary offering of their remaining shares totaling approximately 19.0 million shares, at a price of $23.85 per share before underwriting discounts and commissions. The Company did not sell stock in any of the secondary offerings and did not receive any proceeds of the sales.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017. The consolidated balance sheet at June 30, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information on the Company's accounting policies and footnotes, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016 filed with the Securities and Exchange Commission ("SEC").
In the fourth quarter of fiscal 2016, we engaged in a business reorganization to better align our internal business unit structure with our "Follow the Molecule" strategy. Under the revised structure, we have created a Drug Delivery Solutions ("DDS") operating segment, which encompasses all of our modified release technologies; prefilled syringes and other injectable formats; blow-fill-seal unit dose development and manufacturing; biologic cell line development; analytical services; micronization technologies; and other conventional oral dose forms under a single DDS management team. Additionally, as part of the re-alignment, we have created a stand-alone Clinical Supply Services ("CSS") operating segment and management team with a sole focus on providing global clinical supply chain management services that aim to speed our customers' drugs to market. Further, as a result of the business unit re-alignment, our Softgel Technologies business now reports as a distinct operating segment. Our operating segments are the same as our reporting segments. All prior period comparative segment information has been restated to reflect the current reportable segments in accordance with Accounting Standard Codification ("ASC") 280 Segment Reporting.
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
Manufacturing and packaging service revenue is recognized upon delivery of the product in accordance with the terms of the contract, which specify when transfer of title and risk of loss occurs. Some of the Company’s manufacturing contracts with its customers have annual minimum purchase requirements. At the end of the contract year, revenue is recognized for the unfilled purchase obligation in accordance with the contract terms. Development service contracts generally take the form of a fee-for-service arrangement. After the Company has evidence of an arrangement, the price is determinable and there is a reasonable expectation regarding payment, the Company recognizes revenue at the point in time the service obligation is completed and accepted by the customer. Examples of output measures include a formulation report, analytical and stability testing, clinical batch production or packaging and the storage and distribution of a customer’s clinical trial material. Development service revenue is primarily driven by the Company’s DDS segment.
Arrangements containing multiple elements, including service arrangements, are accounted for in accordance with the provisions of ASC 605-25 Revenue Recognition- Multiple-Element Arrangements. The Company determines the separate units of account in accordance with ASC 605-25. If the deliverable meets the criteria of a separate unit of accounting, the arrangement consideration is allocated to each element based upon its relative selling price. In determining the best evidence of selling price of a unit of account, the Company utilizes vendor-specific objective evidence (“VSOE”), which is the price the Company charges when the deliverable is sold separately. When VSOE is not available, management uses relevant third-party evidence (“TPE”) of selling price, if available. When neither VSOE nor TPE of selling price exists, management uses its best estimate of selling price.
Goodwill
The Company accounts for purchased goodwill and intangible assets with indefinite lives in accordance with ASC 350 Goodwill, Intangible and Other Assets. Under ASC 350, goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually. The Company's annual goodwill impairment test was conducted as of April 1, 2016. The Company assesses goodwill for possible impairment by comparing the carrying value of its reporting units to their fair values. The Company determines the fair value of its reporting units utilizing estimated future discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize. In addition, the Company uses comparative market information and other factors to corroborate the discounted cash flow results.
Property and Equipment and Other Definite Lived Intangible Assets
Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including capital lease assets that are amortized over the shorter of their useful lives or the terms of the respective leases. The Company generally uses the following ranges of useful lives for its property and equipment categories: buildings and improvements — 5 to 50 years; machinery and equipment — 3 to 10 years; and furniture and fixtures — 3 to 7 years. Depreciation expense was $24.8 million for the three months ended September 30, 2016 and $23.6 million for the three months ended September 30, 2015. Depreciation expense includes amortization of assets related to capital leases. The Company charges repairs and maintenance costs to expense as incurred. The amount of capitalized interest was immaterial for all periods presented.

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
Research and Development Costs
The Company expenses research and development costs as incurred. Costs incurred in connection with the development of new offerings and manufacturing process improvements are recorded within selling, general and administrative expenses. Such research and development costs included in selling, general and administrative expenses amounted to $1.5 million for the three months ended September 30, 2016, and $1.6 million for the three months ended September 30, 2015. Costs incurred in connection with research and development services the Company provides to customers and services performed in support of the commercial manufacturing process for customers are recorded within cost of sales. Such research and development costs included in cost of sales amounted to $10.3 million for the three months ended September 30, 2016 and $11.8 million for the three months ended September 30, 2015.
Earnings / (Loss) Per Share
The Company reports net earnings/(loss) per share pursuant to ASC 260 Earnings per Share. Under ASC 260, basic earnings per share, which excludes dilution, is computed by dividing net earnings or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution caused by securities that could be exercised or converted into common shares, and is computed by dividing net earnings or loss available to common stockholders by the weighted average of common shares outstanding plus the dilutive potential common shares. Diluted earnings per share includes in-the-money stock options, restricted stock units, and unvested restricted stock using the treasury stock method. During a loss period, the assumed exercise of in-the-money stock options has an anti-dilutive effect, and, therefore, these instruments are excluded from the computation of diluted earnings per share.
Equity-Based Compensation
The Company accounts for its equity-based compensation awards pursuant to ASC 718 Compensation - Stock Compensation. ASC 718 requires companies to recognize compensation expense using a fair value based method for costs related to share-based payments including stock options and restricted stock units. The expense is measured based on the grant date fair value of the awards that are expected to vest, and the expense is recorded over the applicable requisite service period using the accelerated attribution method. In the absence of an observable market price for a share-based award, the fair value is based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price based on peer companies, the expected dividends on the underlying shares and the risk-free interest rate.

The terms of the Company’s equity-based compensation plans permit shares that are issued upon an employee's exercise of an option to be withheld through a net settlement transaction as a means of meeting tax withholding requirements.

Recent Financial Accounting Standards
In October 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory, which reduces the complexity in accounting for income taxes by requiring the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, the income tax consequence of these transactions was not recognized until the asset was sold to an outside party. The guidance will be applied on a modified retrospective basis with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The ASU will be effective for publicly reporting entities in fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted only in the first interim period of a fiscal year. The Company elected to adopt ASU 2016-16 effective July 1, 2016, which resulted in a cumulative-effect adjustment of $34.2 million charged to the opening balance of the accumulated deficit, reduction to other non-current and current assets of $45.6 million and $6.6 million respectively, increase in deferred tax assets of $14.7 million, and reduction of deferred tax liabilities of $3.2 million. The impact on net earnings and earnings per share in the current period was not material.
In August 2016, the FASB issued ASU 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides clarification on the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. The guidance will be effective for publicly reporting entities in fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09 Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payment transactions, requiring all excess tax benefits and deficiencies to be recognized in income tax expense or benefit in earnings. An entity can make an accounting policy election to either estimate the expected future forfeiture of awards or account for the cost or benefit as forfeitures occur. The guidance will be effective for publicly reporting entities in fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. The Company early-adopted ASU 2016-09 during the fourth quarter of fiscal 2016 on a modified retrospective basis, which had an effect on the consolidated statements of operations, comprehensive income/(loss), and cash flows for the three months ended September 30, 2015. The consolidated statements of comprehensive income/(loss) and cash flows for the three months ended September 30, 2015 have been adjusted to reflect the changes in net earnings during that period as a result of the adoption of the new guidance. The following table summarizes the Company's As Reported and As Adjusted changes to the consolidated statement of operations for the three months ended September 30, 2015 (in millions):

	September 30, 2015
(Dollars in millions, except per share amounts)	As Reported	As Adjusted
Selling, general and administrative expenses	$82.2	$82.3
Earnings from continuing operations before income taxes	13.8	13.7
Income tax expense/(benefit)	4.9	2.0
Earnings from continuing operations	8.9	11.7
Net earnings	8.9	11.7
Net earnings attributable to Catalent	$9.1	$11.9

Amounts attributable to Catalent:
Earnings from continuing operations less net (loss) attributable to noncontrolling interest	9.1	11.9
Net earnings attributable to Catalent	9.1	11.9

Earnings per share attributable to Catalent:
Basic
Earnings from continuing operations	0.07	0.10
Net earnings	0.07	0.10
Diluted
Earnings from continuing operations	0.07	0.09
Net earnings	0.07	0.09

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

In May 2015, the FASB issued ASU No. 2015-07 Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. This guidance also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, such disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. This guidance is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company has adopted ASU 2015-07 effective July 1, 2016, the beginning of its fiscal year ending June 30, 2017, in accordance with the FASB's disclosure simplification initiatives. The adoption did not have a material impact on the Company's financial statements.

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance.  The new guidance’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, the new guidance creates a five-step model that requires a company to exercise judgment when considering the terms of the contracts and all relevant facts and circumstances.  The five steps require a company to identify customer contracts, identify the separate performance obligations, determine the transaction price, allocate the transaction price to the separate performance obligations and recognize revenue when each performance obligation is satisfied. On July 9, 2015, the FASB approved a one-year deferral of the effective date so that the new guidance is effective for public entities for annual and interim periods beginning after December 15, 2017.  The new guidance allows for either full retrospective adoption, where the standard is applied to all periods presented, or modified retrospective adoption where the standard is applied only to the most current period presented in the financial statements.  Early adoption is permitted.  The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial position.

In August 2014, the FASB issued ASU No. 2014-15 Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires management to evaluate, for each annual and interim reporting period, whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued or are available to be issued. If substantial doubt is raised, additional disclosures around management’s plan to alleviate these doubts are required. This update will become effective for all annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. This standard is not expected to have any impact on current disclosures in the financial statements.

2.	GOODWILL
The following table summarizes the changes between June 30, 2016 and September 30, 2016 in the carrying amount of goodwill in total and by reporting segment:

(Dollars in millions)	Softgel Technologies	Drug Delivery Solutions	Clinical Supply Services	Total
Balance at June 30, 2016	$405.9	$435.1	$155.5	$996.5
Additions/(impairments)	—	47.3	—	47.3
Foreign currency translation adjustments	6.4	(3.0)	(1.8)	1.6
Balance at September 30, 2016	$412.3	$479.4	$153.7	$1,045.4
The $47.3 million addition in goodwill within DDS is associated with the acquisition of Pharmatek Laboratories, Inc. in September 2016 and the preliminary fair value allocation. The Company is in the process of finalizing the valuation of the individual assets acquired and liabilities assumed. The goodwill addition reported above is based on the best current estimate of management. The fair value allocation is expected to be completed upon finalization of an independent appraisal over the next several months, but no later than one year from the acquisition date.
No goodwill impairment charge was required during the current or comparable prior year period. When required, impairment charges are recorded within the consolidated statements of operations as impairment charges and (gain)/loss on sale of assets.

3.	DEFINITE LIVED LONG-LIVED ASSETS
The Company’s definite-lived long-lived assets include property, plant and equipment as well as other intangible assets with definite lives. Refer to Note 12 Supplemental Balance Sheet Information for details related to property, plant and equipment.
The details of other intangible assets subject to amortization as of September 30, 2016 and June 30, 2016, are as follows:

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
September 30, 2016
Amortized intangibles:
Core technology	18 years	$171.4	$(67.8)	$103.6
Customer relationships	14 years	252.2	(94.1)	158.1
Product relationships	12 years	208.3	(163.9)	44.4
Total intangible assets		$631.9	$(325.8)	$306.1

The increase in customer relationships is associated with the acquisition of Pharmatek Laboratories, Inc. in September 2016 and the preliminary fair value allocation.

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2016
Amortized intangibles:
Core technology	18 years	$170.6	$(64.9)	$105.7
Customer relationships	14 years	230.3	(90.9)	139.4
Product relationships	12 years	208.6	(159.7)	48.9
Total intangible assets		$609.5	$(315.5)	$294.0
Amortization expense was $11.0 million for the three months ended September 30, 2016 and $11.9 million for the three ended September 30, 2015. Future amortization expense for the next five years is estimated to be:

(Dollars in millions)	Remainder Fiscal 2017	2018	2019	2020	2021	2022
Amortization expense	$33.8	$45.1	$39.4	$25.5	$25.5	$25.5

4.	LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS
Long-term obligations and other short-term borrowings consist of the following at September 30, 2016 and June 30, 2016:

(Dollars in millions)	Maturity	September 30, 2016	June 30, 2016
Senior Secured Credit Facilities
Term loan facility dollar-denominated	May 2021	$1,451.2	$1,454.2
Term loan facility euro-denominated	May 2021	350.5	345.2
$200 million Revolving Credit Facility	May 2019	75.0	—
Capital lease obligations	2020 to 2032	54.7	51.4
Other obligations	2016 to 2018	5.9	9.7
Total		1,937.3	1,860.5
Less: Current portion of long-term obligations and other short-term borrowings		99.3	27.7
Long-term obligations, less current portion		$1,838.0	$1,832.8

Senior Secured Credit Facilities
Borrowings under the term loan facilities and the revolving credit facility bear interest, at the Company’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the higher of (1) the rate of interest published by The Wall Street Journal as its “prime lending rate” and (2) the federal funds rate plus one-half of 1% or (b) a LIBOR rate determined by reference to the London Interbank Offered Rate set by ICE Benchmark Administration (or any successor thereto). The applicable margin for the term loans and borrowings under the revolving credit facility may be reduced subject to the Company attaining a certain total net leverage ratio. The applicable margin for borrowings is 3.25% for loans based on a LIBOR rate and 2.50% for loans based on a base rate. The LIBOR rate for term loans is subject to a floor of 1.00% and the base rate for term loans is subject to a floor of 2.00%.
The $75.0 million outstanding borrowing under the Company's revolving credit facility as of September 30, 2016 was used to fund the acquisition of Pharmatek Laboratories in September 2016.

Debt Covenants
The agreement governing the Company's term loan facilities (as amended the “Credit Agreement”) contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s (and the Company’s restricted subsidiaries’) ability to incur additional indebtedness or issue certain preferred shares; create liens on assets; engage in mergers and consolidations; sell assets; pay dividends and distributions or repurchase capital stock; repay subordinated indebtedness; engage in certain transactions with affiliates; make investments, loans or advances; make certain acquisitions; enter into sale and leaseback transactions, amend material agreements governing the Company’s subordinated indebtedness and change the Company’s lines of business.
The Credit Agreement also contains change of control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of September 30, 2016, the Company was in compliance with all material covenants related to its long-term obligations.
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
Fair Value of Debt Measurements
The estimated fair value of the long-term debt, which is considered a Level 2 liability, is based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities and considers collateral, if any. The carrying amounts and the estimated fair values of financial instruments as of September 30, 2016 and June 30, 2016 are as follows:

	September 30, 2016		June 30, 2016
(Dollars in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt and other	$1,937.3	$1,962.3	$1,860.5	$1,868.8

5.	EARNINGS PER SHARE
The reconciliations between basic and diluted earnings per share attributable to Catalent common shareholders for the three months ended September 30, 2016 and 2015, respectively, are as follows (dollars in millions, except per share data):

	Three Months Ended September 30,
	2016	2015
Earnings from continuing operations less net (loss) attributable to noncontrolling interest	$4.6	$11.9
Earnings / (loss) from discontinued operations	—	—
Net earnings attributable to Catalent	$4.6	$11.9

Weighted average shares outstanding	124,819,466	124,753,234
Dilutive securities issuable-stock plans	1,440,255	1,437,223
Total weighted average diluted shares outstanding	126,259,721	126,190,457

Basic earnings per share of common stock:
Earnings from continuing operations	$0.04	$0.10
Earnings / (loss) from discontinued operations	—	—
Net earnings attributable to Catalent	$0.04	$0.10

Diluted earnings per share of common stock - assuming dilution:
Earnings from continuing operations	$0.04	$0.09
Earnings / (loss) from discontinued operations	—	—
Net earnings attributable to Catalent	$0.04	$0.09
The computation of diluted earnings per share for the three months ended September 30, 2016 excludes the effect of 0.5 million shares potentially issuable pursuant to awards granted under the 2007 Stock Incentive Plan, because the vesting provisions of those awards specify performance-based conditions that had not been met as of the period end. The computation of diluted earnings per share for the three months ended September 30, 2015 excludes the effect of 2.1 million shares potentially issuable pursuant to awards granted under the 2007 Stock Incentive Plan and the 2014 Omnibus Incentive Plan, because the vesting provisions of those awards specify performance- or market-based conditions that had not been met as of the period end. Further, the computation of diluted earnings per share for the three months ended September 30, 2016 and 2015 excludes the effect of potential common shares issuable under the employee stock option plan and restricted stock units of approximately 1.1 million and  0.9 million shares because they are anti-dilutive.

6.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Risk Management Objective of Using Derivatives
The Company is exposed to fluctuations in the applicable exchange rate on its investments in foreign operations. While the Company does not actively hedge against changes in foreign currency, the Company has mitigated the exposure of its investments in its European operations by denominating a portion of its debt in euros. At September 30, 2016, the Company had euro-denominated debt outstanding of $350.5 million that qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the effective portions of the translation gains or losses are reported in accumulated other comprehensive income/(loss) as part of the cumulative translation adjustment. The ineffective portions of the translation gains or losses are reported in the statement of operations. The following table includes net investment hedge activity during the three months ended September 30, 2016 and September 30, 2015.

	Three Months Ended September 30,
(Dollars in millions)	2016	2015
Unrealized foreign exchange gain/(loss) within other comprehensive income	$(3.5)	$—
Unrealized foreign exchange gain/(loss) within statement of operations	$(2.5)	$—
The net accumulated gain of the instrument designated as the hedge as of September 30, 2016 within other comprehensive income/(loss) was approximately $77.8 million. Amounts are reclassified out of accumulated other comprehensive income/(loss) into earnings when the entity to which the gains and losses relate is either sold or substantially liquidated.

7.	INCOME TAXES

The Company accounts for income taxes in accordance with the provision of ASC 740 Income Taxes. Generally, fluctuations in the effective tax rate are primarily due to changes in U.S. and non-U.S. pretax income resulting from the Company’s business mix and changes in the tax impact of special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Such discrete items include, but are not limited to, changes in foreign statutory tax rates, the amortization of certain assets, and the tax impact of changes in its ASC 740 unrecognized tax benefit reserves. In the normal course of business, the Company is subject to examination by taxing authorities around the world, including such major jurisdictions as the United States, Germany, France, and the United Kingdom. The Company is no longer subject to new non-U.S. income tax examinations for years prior to fiscal year 2007. Under the terms of the 2007 purchase agreement by which the selling stockholders acquired their interest in the Company, the Company is indemnified by its former owner for tax liabilities that may arise after the 2007 purchase that relate to tax periods prior to April 10, 2007. The indemnification agreement applies to, among other taxes, any and all federal, state and international income-based taxes as well as related interest and penalties. As of September 30, 2016 and June 30, 2016, approximately $0.9 million and $1.7 million, respectively, of unrecognized tax benefit is subject to indemnification by the Company's former owner.

ASC 740 includes guidance on the accounting for uncertainty in income taxes recognized in the financial statements. This standard also provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeal or litigation process, based on the technical merits. As of September 30, 2016, the Company had a total of $60.6 million of unrecognized tax benefits. A reconciliation of its reserves for uncertain tax positions, excluding accrued interest and penalties, for September 30, 2016 is as follows:

(Dollars in millions)
Balance at June 30, 2016	$61.5
Additions for tax positions of prior years	0.2
Reductions for tax positions of prior years	(1.1)
Lapse of the applicable statute of limitations	—
Balance at September 30, 2016	$60.6
As of September 30, 2016 and June 30, 2016, the Company had a total of $66.1 million and $67.1 million, respectively, of uncertain tax positions (including accrued interest and penalties). As of these dates, $44.7 million and $45.7 million, respectively, represent the amount of unrecognized tax benefits, which, if recognized, would favorably affect the effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of September 30, 2016 and June 30, 2016, the Company has approximately $5.5 million and $5.6 million, respectively, of accrued interest and penalties related to uncertain tax positions. As of these dates, the portion of such interest and penalties subject to indemnification by its former owner is $1.8 million and $2.1 million, respectively.

8.	EMPLOYEE RETIREMENT BENEFIT PLANS
Components of the Company’s net periodic benefit costs are as follows:

	Three Months Ended September 30,
(Dollars in millions)	2016	2015
Components of net periodic benefit cost:
Service cost	$0.8	$0.7
Interest cost	1.7	2.7
Expected return on plan assets	(2.8)	(2.5)
Amortization (1)	1.1	0.7
Net amount recognized	$0.8	$1.6

(1)	Amount represents the amortization of unrecognized actuarial gains/(losses).
As previously disclosed with regard to the Company’s participation in a multi-employer pension plan, the Company notified the plan trustees of its withdrawal from such plan in fiscal 2012. The actuarial review process, which is administered by the plan trustees, was completed during the third quarter of fiscal 2015. The liability reported reflects the present value of the Company's expected future long-term obligations. The estimated discounted value of the projected contributions related to these plans is $39.3 million as of September 30, 2016 and $39.3 million as of June 30, 2016 and is included within pension liability on the consolidated balance sheets. The annual cash impact associated with the Company's long-term benefit plan obligation approximates $1.7 million per year.

9.	EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Description of Capital Stock
The Company is authorized to issue 1,000,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. In accordance with the Company's amended and restated certificate of incorporation, each share of common stock has one vote, and the common stock votes together as a single class.
On October 29, 2015, the Company’s Board of Directors authorized a share repurchase program to use up to $100.0 million to repurchase shares of its outstanding common stock. Under the program, the Company is authorized to repurchase shares through open market purchases, privately negotiated transactions or otherwise as permitted by applicable federal securities laws. There has been no purchase pursuant to this program as of September 30, 2016.

Accumulated other comprehensive income/(loss)
The components of the changes in the cumulative translation adjustment and minimum pension liability for the three months ended September 30, 2016 and September 30, 2015 are presented below.

	Three Months Ended September 30,
(Dollars in millions)	2016	2015
Foreign currency translation adjustments:
Net investment hedge	$(3.5)	$—
Long-term intercompany loans	(7.7)	(14.2)
Translation adjustments	10.6	(28.2)
Total foreign currency translation adjustment, pretax	(0.6)	(42.4)
Tax expense/(benefit)	(1.2)	—
Total foreign currency translation adjustment, net of tax	$0.6	$(42.4)

Net change in minimum pension liability
Net gain/(loss) recognized during the period	1.1	0.7
Total pension, pretax	1.1	0.7
Tax expense/(benefit)	(0.3)	(0.2)
Net change in minimum pension liability, net of tax	$0.8	$0.5
For the three months ended September 30, 2016, the changes in accumulated other comprehensive income net of tax by component are as follows:

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Other Post-Retirement Adjustments	Total
Balance at June 30, 2016	$(248.8)	$(56.9)	$(305.7)
Other comprehensive income/(loss) before reclassifications	0.6	—	0.6
Amounts reclassified from accumulated other comprehensive income	—	0.8	0.8
Net current period other comprehensive income (loss)	0.6	0.8	1.4
Balance at September 30, 2016	$(248.2)	$(56.1)	$(304.3)

10.	COMMITMENTS AND CONTINGENCIES

On November 13, 2015, the primary French drug regulatory agency (the “ANSM”) issued an order temporarily suspending operations at the Company’s softgel manufacturing facility in Beinheim, France. On March 4, 2016, the Company received exemptions from the ANSM that permitted a partial restart of operations, and, on April 28, 2016, the ANSM lifted the suspension. Changes to the operations at the facility to address the issues leading to the suspension have increased and may in the future additionally increase the cost and therefore decrease the profitability of its operation and may also require the Company to incur additional costs.

Certain of the customers of the facility have presented claims against the Company for losses they have allegedly suffered due to the temporary suspension or have reserved their right to do so subsequently. The Company is unable to estimate at this time either the total value of claims that are reasonably possible to be asserted with respect to this matter or the likely cost to resolve them. To date, none of the asserted claims takes into account limitations of liability in the contracts governing these claims or any other defense that the Company may assert. In addition, the Company may have insurance for losses it suffers as a result of such claims, subject to various deductibles and other limitations, but there can be no assurance as to the amount or timing of any insurance recovery against any sustained losses.
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

11.	SEGMENT INFORMATION
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
All prior period comparative segment information has been restated to reflect the current reportable segments in accordance with ASC 280 Segment Reporting. The following tables include net revenue and Segment EBITDA during the three months ended September 30, 2016 and September 30, 2015:

	Three Months Ended September 30,
(Dollars in millions)	2016	2015
Softgel Technologies
Net revenue	$186.4	$184.0
Segment EBITDA	30.5	34.6
Drug Delivery Solutions
Net revenue	191.3	173.6
Segment EBITDA	42.0	37.5
Clinical Supply Services
Net revenue	75.0	77.6
Segment EBITDA	10.5	14.0
Inter-segment revenue elimination	(10.5)	(12.2)
Unallocated Costs (1)	(20.3)	(14.0)
Combined Totals:
Net revenue	$442.2	$423.0

EBITDA from continuing operations	$62.7	$72.1

(1)
Unallocated costs include restructuring and special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended September 30,
(Dollars in millions)	2016	2015
Impairment charges and gain/(loss) on sale of assets	$—	$(1.2)
Equity compensation	(6.9)	(2.6)
Restructuring and other special items (2)	(5.9)	(2.0)
Noncontrolling interest	—	0.2
Other income/(expense), net (3)	2.1	(0.6)
Non-allocated corporate costs, net	(9.6)	(7.8)
Total unallocated costs	$(20.3)	$(14.0)

(2)	Segment results do not include restructuring and certain acquisition-related costs.

(3)	Amounts primarily relate to foreign currency translation gains and losses during all periods presented.
Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations:

	Three Months Ended September 30,
(Dollars in millions)	2016	2015
Earnings from continuing operations	$4.6	$11.7
Depreciation and amortization	35.8	35.5
Interest expense, net	22.1	22.7
Income tax (benefit)/expense	0.2	2.0
Noncontrolling interest	—	0.2
EBITDA from continuing operations	$62.7	$72.1
The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the consolidated financial statements:

(Dollars in millions)	September 30, 2016	June 30, 2016
Assets
Softgel Technologies	$1,357.8	$1,446.4
Drug Delivery Solutions	1,593.0	1,475.7
Clinical Supply Services	561.2	578.9
Corporate and eliminations	(383.9)	(409.9)
Total assets	$3,128.1	$3,091.1

12.	SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplementary balance sheet information at September 30, 2016 and June 30, 2016 is detailed in the following tables.
Inventories
Work-in-process and finished goods inventories include raw materials, labor, and overhead. Total inventories consist of the following:

(Dollars in millions)	September 30, 2016	June 30, 2016
Raw materials and supplies	$103.3	$88.7
Work-in-process	36.2	30.7
Finished goods	53.9	55.2
Total inventories, gross	193.4	174.6
Inventory reserve	(15.9)	(19.8)
Inventories	$177.5	$154.8
Prepaid expenses and other
Prepaid expenses and other current assets consist of the following:

(Dollars in millions)	September 30, 2016	June 30, 2016
Prepaid expenses	$30.7	$29.3
Spare parts supplies	11.1	10.8
Short term investments	7.8	7.0
Long term tax asset (current portion) (1)	—	6.8
Other current assets	33.4	35.1
Prepaid expenses and other	$83.0	$89.0
(1) The company transferred certain intellectual property assets between jurisdictions in the year ended June 30, 2016, resulting in a deferred tax charge which will be amortized over the remaining 10-year useful life of the asset. The Company adopted ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory effective July 1, 2016 and subsequently adjusted the long term tax asset. Refer to Note 1 for further information.
Property, plant, and equipment, net
Property, plant, and equipment, net consist of the following:

(Dollars in millions)	September 30, 2016	June 30, 2016
Land, buildings, and improvements	$663.6	$649.6
Machinery, equipment, and capitalized software	798.4	757.1
Furniture and fixtures	9.5	9.9
Construction in progress	123.2	134.1
Property, plant, and equipment, at cost	1,594.7	1,550.7
Accumulated depreciation	(668.2)	(644.9)
Property, plant, and equipment, net	$926.5	$905.8

Other accrued liabilities
Other accrued liabilities consist of the following:

(Dollars in millions)	September 30, 2016	June 30, 2016
Accrued employee-related expenses	$64.1	$82.8
Restructuring accrual	5.2	6.1
Accrued interest	0.1	0.1
Deferred revenue and fees	50.0	46.2
Accrued income tax	27.4	38.8
Other accrued liabilities and expenses	56.8	45.8
Other accrued liabilities	$203.6	$219.8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company
We are the leading global provider of advanced delivery technologies and development solutions for drugs, biologics and consumer and animal health products. Our oral, injectable, and respiratory delivery technologies provide delivery solutions across the full diversity of the pharmaceutical industry, including small molecules, large molecule biologics and consumer and animal health products. Through our extensive capabilities and deep expertise in product development, we help our customers take products to market faster, including nearly half of new drug products approved by the Food and Drug Administration (“FDA”) in the last decade. Our advanced delivery technology platforms, which include those in our Softgel Technologies and our Drug Delivery Solutions segments, our proven formulation, manufacturing and regulatory expertise and our broad and deep intellectual property enable our customers needs to develop more products and better treatments for patients and consumers. Across both development and delivery, our commitment to reliably supply our customers’ and their patients' needs is the foundation for the value we provide; annually, we produce more than 70 billion doses for nearly 7,000 customer products or approximately one in every twenty doses of such products taken each year by patients and consumers around the world. We believe that through our investments in growth-enabling capacity and capabilities, our ongoing focus on operational and quality excellence, the sales of existing customer products, the introduction of new customer products, our innovation activities and patents, and our entry into new markets, we will continue to benefit from attractive and differentiated margins, and realize the growth potential from these areas.
In the fourth quarter of fiscal 2016, we engaged in a business reorganization to better align our internal business unit structure with our strategy to “follow the molecule” by providing solutions to our customers across all phases of the product lifecycle. Under the revised structure, we have created a Drug Delivery Solutions (“DDS”) operating segment, which encompasses all of our modified release technologies; prefilled syringes and other injectable formats; blow-fill seal unit dose development and manufacturing; biologic cell line development; analytical services; micronization technologies; and other conventional oral dose forms under a single DDS management team. Additionally, as part of the re-alignment, we have created a stand-alone Clinical Supply Services (“CSS”) operating segment and management team with a sole focus on providing global clinical supply chain management services that aim to speed our customers' drugs to market. Further, as a result of the business unit re-alignment, our Softgel Technologies business now reports as a distinct operating segment. Our operating segments are the same as our reporting segments. All prior period comparative segment information has been restated to reflect the current reportable segments in accordance with ASC 280 Segment Reporting.
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
There was no material change to our critical accounting policies or in the underlying accounting assumptions and estimates from those described in our fiscal year 2016 Annual Report on Form 10-K, other than recently adopted accounting principles for the issuance of ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory as disclosed in note 1 to the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which adoption had no material impact on net earnings.
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
We believe that the presentation of EBITDA from continuing operations enhances an investor’s understanding of our financial performance. We believe this measure is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business and use this measure for business planning purposes. In addition, given the significant investments that we have made in the past in property, plant and equipment, depreciation and amortization expenses represent a meaningful portion of our cost structure. We believe that EBITDA from continuing operations will provide investors with a useful tool for assessing the comparability between periods of our ability to generate cash from operations sufficient to pay taxes, to service debt and to undertake capital expenditures because it eliminates depreciation and amortization expense. We present EBITDA from continuing operations in order to provide supplemental information that we consider relevant for the readers of our consolidated financial statements, and such information is not meant to replace or supersede GAAP measures. Our definition of EBITDA from continuing operations may not be the same as similarly titled measures used by other companies. The most directly comparable GAAP measure to EBITDA from continuing operations is earnings/(loss) from continuing operations. Included in this report is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations.
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

Results of Operations
Three Months Ended September 30, 2016 compared to the Three Months Ended September 30, 2015

	Three Months Ended September 30,		FX impact	Constant Currency Increase/(Decrease)
(Dollars in millions)	2016	2015		Change $	Change %
Net revenue	$442.2	$423.0	$(11.3)	$30.5	7%
Cost of sales	318.1	301.5	(5.6)	22.2	7%
Gross margin	124.1	121.5	(5.7)	8.3	7%
Selling, general and administrative expenses	98.2	82.3	(1.5)	17.4	21%
Impairment charges and (gain)/loss on sale of assets	—	1.2	—	(1.2)	*
Restructuring and other	1.1	1.0	(0.1)	0.2	20%
Operating earnings	24.8	37.0	(4.1)	(8.1)	(22)%
Interest expense, net	22.1	22.7	(0.7)	0.1	*
Other (income)/expense, net	(2.1)	0.6	(0.1)	(2.6)	*
Earnings from continuing operations before income taxes	4.8	13.7	(3.3)	(5.6)	(41)%
Income tax expense/(benefit)	0.2	2.0	(0.8)	(1.0)	(50)%
Earnings from continuing operations	4.6	11.7	(2.5)	(4.6)	(39)%
Net earnings from discontinued operations, net of tax	—	—	—	—	*
Net earnings	4.6	11.7	(2.5)	(4.6)	(39)%
Less: Net earnings/(loss) attributable to noncontrolling interest, net of tax	—	(0.2)	—	0.2	*
Net earnings attributable to Catalent	$4.6	$11.9	$(2.5)	$(4.8)	(40)%
 *Percentage not meaningful
Net Revenue
Net revenue increased $30.5 million, or 7%, as compared to the three months ended September 30, 2015, excluding the impact of foreign exchange. The increase in net revenue was driven by increased sales across all three reportable segments, led primarily by our Drug Delivery Solutions segment. The increase in net revenue was primarily due to increased sales volumes related to fee for service development work and analytical testing in the U.S and increased sales volumes from our biologics offerings and from our European pre-filled syringe operations, partially offset by decreased sales volumes related to our integrated oral solids development and manufacturing capabilities and lower revenue from product participation related activities within our Drug Delivery Solutions segment.
Gross Margin
Gross margin increased $8.3 million, or 7%, as compared to the three months ended September 30, 2015, excluding the impact of foreign exchange. The increase in gross margin was primarily driven by increased sales volumes and favorable product mix related to fee for service development work and analytical testing in the U.S. and increased sales volume and product mix from our biologics offerings, partially offset by decreased sales volumes, unfavorable product mix related to our integrated oral solids development and manufacturing capabilities, lower profit from product participation related activities within our Drug Delivery Solutions segment and higher material and labor costs within our Clinical Supply Services segment. On a constant currency basis, gross margin, as a percentage of revenue, decreased 10 basis points to 28.6% in the three months ended September 30, 2016, as compared to 28.7% in the prior year primarily driven by an unfavorable shift in revenue mix within our Clinical Supply Services segment offset by a favorable shift in revenue mix within our Drug Delivery Solutions segment.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $17.4 million, or 21%, as compared to the three months ended September 30, 2015, excluding the impact of foreign exchange, primarily due to incremental employee-related costs of approximately $11.0 million, of which $4.3 million is attributable to an increase in our non-cash equity-based compensation plans. Other increases to employee-related cost included inflationary increases, certain employee retention and recruiting costs and health and wellness costs. Equity-based compensation expense increased as a result of a change from a cash-based long-term incentive plan to an equity-based long-term incentive plan, an acceleration of expense related to retirement-eligible employees and incremental expense related to stock options that vested upon achieving certain return on invested capital targets. Selling, general and administrative expenses also increased approximately $3.0 million associated with acquisition-related transaction costs, most of which ultimately did not result in completed acquisitions, and approximately $1.0 million related to integration-related costs.
Restructuring and Other
Restructuring and other charges of $1.1 million for the three months ended September 30, 2016 increased $0.2 million compared to the three months ended September 30, 2015, excluding the impact of foreign exchange. The three months ended September 30, 2016 included restructuring activities enacted to improve cost efficiency primarily related to employee severance expenses. Restructuring expense will vary period to period based on the level of recent acquisitions and site consolidation efforts to further streamline the business.
Interest Expense, net
Interest expense, net of $22.1 million for the three months ended September 30, 2016 decreased by $0.6 million, or 3%, compared to the three months ended September 30, 2015, primarily driven by an average lower level of outstanding debt resulting from our quarterly principal payments on our term loans as compared to the prior period.
Other (Income)/Expense, net
Other income was $2.1 million for the three months ended September 30, 2016 compared to $0.6 million of other expense for the three months ended September 30, 2015. Other income for the three months ended September 30, 2016 was primarily driven by non-cash net gains of $2.3 million related to foreign currency translation.
Provision/(Benefit) for Income Taxes
Our provision for income taxes for the three months ended September 30, 2016 was an expense of $0.2 million relative to earnings from continuing operations before income taxes of $4.8 million. Our provision for income taxes for the three months ended September 30, 2015 was $2.0 million relative to earnings from continuing operations before income taxes of $13.7 million. The income tax provision for the current period is not comparable to the same period of the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Our effective tax rate at September 30, 2016 reflects benefits derived from operations outside the United States, which are generally taxed at lower rates than the U.S. statutory rate of 35% as well as the benefits of favorable tax rate changes.

Segment Review
Our results on a segment basis for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 were as follows:

	Three Months Ended September 30,		FX impact	Constant Currency Increase/(Decrease)
(Dollars in millions)	2016	2015		Change $	Change %
Softgel Technologies
Net revenue	$186.4	$184.0	$(1.8)	$4.2	2%
Segment EBITDA	30.5	34.6	(1.6)	(2.5)	(7)%
Drug Delivery Solutions
Net revenue	191.3	173.6	(4.6)	22.3	13%
Segment EBITDA	42.0	37.5	(2.4)	6.9	18%
Clinical Supply Services
Net revenue	75.0	77.6	(4.9)	2.3	3%
Segment EBITDA	10.5	14.0	(1.1)	(2.4)	(17)%
Inter-segment revenue elimination	(10.5)	(12.2)	—	1.7	(14)%
Unallocated Costs (1)	(20.3)	(14.0)	—	(6.3)	45%
Combined Total
Net revenue	$442.2	$423.0	$(11.3)	$30.5	7%

EBITDA from continuing operations	$62.7	$72.1	$(5.1)	$(4.3)	(6)%
 *    Percentage not meaningful
(1) Unallocated costs includes equity-based compensation, certain acquisition related costs, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended September 30,
(Dollars in millions)	2016	2015
Impairment charges and gain/(loss) on sale of assets	$—	$(1.2)
Equity compensation	(6.9)	(2.6)
Restructuring and other special items (2)	(5.9)	(2.0)
Noncontrolling interest	—	0.2
Other income/(expense), net (3)	2.1	(0.6)
Non-allocated corporate costs, net	(9.6)	(7.8)
Total unallocated costs	$(20.3)	$(14.0)

(2) Segment results do not include restructuring and certain acquisition-related costs.

(3) Amounts primarily relate to foreign currency translation gains and losses during all periods presented.

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations:

	Three Months Ended September 30,
(Dollars in millions)	2016	2015
Earnings from continuing operations	$4.6	$11.7
Depreciation and amortization	35.8	35.5
Interest expense, net	22.1	22.7
Income tax (benefit)/expense	0.2	2.0
Noncontrolling interest	—	0.2
EBITDA from continuing operations	$62.7	$72.1
Softgel Technologies segment

	2016 vs. 2015
Factors Contributing to Year-Over-Year Change	Three Months Ended September 30,
	Net Revenue	Segment EBITDA
Organic revenue / Segment EBITDA	2%	(7)%
Impact of acquisitions	—%	—%
Impact of divestitures / business restructuring	—%	—%
Constant currency change	2%	(7)%
Foreign exchange fluctuation	(1)%	(5)%
Total % Change	1%	(12)%
Softgel Technologies’ net revenue increased by $4.2 million, or 2%, compared to the three months ended September 30, 2015, excluding the impact of foreign exchange. The primary driver was higher end market volume demand for consumer health products primarily in Asia Pacific and Latin America, partially offset by lower sales volume at our facility in Beinheim, France of approximately $6.0 million compared to our pre-suspension levels of production in the first quarter of fiscal 2016.
Softgel Technologies' Segment EBITDA decreased by $2.5 million, or 7%, as compared to the three months ended September 30, 2015, excluding the impact of foreign exchange. The decrease was primarily driven by lower volume at our Beinheim facility of approximately $5.0 million compared to the pre-suspension levels of production in the first quarter of fiscal 2016, partially offset by increased consumer health volume within our Asia Pacific and Latin American operations.
Drug Delivery Solutions segment

	2016 vs. 2015
Factors Contributing to Year-Over-Year Change	Three Months Ended September 30,
	Net Revenue	Segment EBITDA
Organic revenue / Segment EBITDA	13%	18%
Impact of acquisitions	—%	—%
Impact of divestitures / business restructuring	—%	—%
Constant currency change	13%	18%
Foreign exchange fluctuation	(3)%	(6)%
Total % Change	10%	12%
Net revenue in our Drug Delivery Solutions segment increased by $22.3 million, or 13%, compared to the three months ended September 30, 2015, excluding the impact of foreign exchange. Net revenue increased approximately 8% from our analytical services platform, driven by increased sales volumes related to fee-for-service development work and analytical testing in the U.S. Net revenue also increased approximately 5% as a result of increased volume from our biologics offerings and increased volume from our European pre-filled syringe operations of approximately 3%. Offsetting revenue growth was decreased volumes from our oral delivery solutions platform of 5% due to decreased sales volumes related to our integrated oral solids development and manufacturing capabilities, lower project volumes in the U.S. and lower revenue from product participation related activities.
Drug Delivery Solutions' segment EBITDA increased by $6.9 million, or 18%, compared to the three months ended September 30, 2015, excluding the impact of foreign exchange, primarily due to increased volumes and favorable product mix within our analytical services platform and our biologics offering, partially offset by decreased volumes and unfavorable product mix related to our integrated oral solids development and manufacturing capabilities within our oral delivery solutions platform.
On September 22, 2016, we acquired Pharmatek Laboratories Inc., a contract drug development and clinical manufacturing company, based in the U.S. Pharmatek Laboratories will add discovery-to-clinic drug development capabilities, expand our capability for handling highly potent compounds, and add spray drying to our technologies. The impact to our financial statements for the three months ended September 30, 2016 was not material.
Clinical Supply Services segment

	2016 vs. 2015
Factors Contributing to Year-Over-Year Change	Three Months Ended September 30,
	Net Revenue	Segment EBITDA
Organic revenue / Segment EBITDA	3%	(17)%
Impact of acquisitions	—%	—%
Impact of divestitures / business restructuring	—%	—%
Constant currency change	3%	(17)%
Foreign exchange fluctuation	(6)%	(8)%
Total % Change	(3)%	(25)%
Clinical Supply Services' net revenue increased by $2.3 million, or 3%, compared to the three months ended September 30, 2015, excluding the impact of foreign exchange, primarily due to increased volume related to our storage and distribution business.
Clinical Supply Services' segment EBITDA decreased by $2.4 million, or 17%, excluding the impact of foreign exchange, compared to the three months ended September 30, 2015, primarily due to an unfavorable service offering mix within our storage and distribution business and higher material and labor costs within our manufacturing and packaging business.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal source of liquidity has been cash flows generated from operations. The principal uses of cash are to fund planned operating and capital expenditures, interest payments on debt and any mandatory or discretionary principal payments on debt issuances. As of September 30, 2016, our financing needs were supported by $125 million of available funds under our $200 million revolving credit facility, which was reduced by $13.9 million of outstanding letters of credit. The revolving credit facility matures in May 2019.
On October 29, 2015, our Board of Directors authorized a share repurchase program to use up to $100.0 million to repurchase shares of our outstanding common stock. Under the program, we are authorized to repurchase shares through open market purchases, privately negotiated transactions or otherwise as permitted by applicable federal securities laws. There has been no purchase pursuant to this program as of September 30, 2016.

Cash Flows
The following table summarizes our consolidated statement of cash flows from continuing operations:

	Three Months Ended September 30,
(Dollars in millions)	2016	2015	Difference
Net cash provided by/(used in):
Operating activities	$48.3	$44.9	$3.4
Investing activities	$(114.6)	$(33.2)	$(81.4)
Financing activities	$65.9	$(10.3)	$76.2
Operating Activities
For the three months ended September 30, 2016, cash provided by operating activities was $48.3 million compared to $44.9 million for the comparable prior year period driven by favorable working capital changes in the three months ended September 30, 2016 partially offset by a decrease in operating earnings from continuing operations compared to the three months ended September 30, 2015.
Investing Activities
For the three months ended September 30, 2016, cash used in investing activities was $114.6 million compared to $33.2 million for the three months ended September 30, 2015, primarily driven by $86.9 million of cash paid for the acquisition of Pharmatek Laboratories, Inc. net of cash acquired, in the three months ended September 30, 2016. There was no completed acquisition in the first quarter of fiscal 2015. Acquisitions of property, plant and equipment totaled $27.7 million for the three months ended September 30, 2016 compared to $33.2 million in the three months ended September 30, 2015.
Financing Activities
For the three months ended September 30, 2016, cash provided by financing activities was $65.9 million compared to cash used in financing activities of $10.3 million for the three months ended September 30, 2015, primarily driven by proceeds of $75.0 million from borrowing under our revolving credit facility in the 2016 period, which was used to fund the acquisition that closed in September 2016.
Guarantees and Security
All obligations under the Credit Agreement, and the guarantees of those obligations are secured by substantially all of the following assets of the Company and each guarantor, subject to certain exceptions:

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
Debt Covenants
The agreement governing the Company's term loan facilities (as amended the “Credit Agreement”) contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s (and the Company’s restricted subsidiaries’) ability to incur additional indebtedness or issue certain preferred shares; create liens on assets; engage in mergers and consolidations; sell assets; pay dividends and distributions or repurchase capital stock; repay subordinated indebtedness; engage in certain transactions with affiliates; make investments, loans or advances; make certain acquisitions; enter into sale and leaseback transactions, amend material agreements governing the Company’s subordinated indebtedness and change the Company’s lines of business.
Our Credit Agreement also contains change of control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of September 30, 2016, we were in compliance with all covenants related to our long-term debt obligations.

Subject to certain exceptions, our Credit Agreement permits us and our restricted subsidiaries to incur certain additional indebtedness, including secured indebtedness. None of our non-U.S. subsidiaries or Puerto Rico subsidiaries is a guarantor of the loans.
As market conditions warrant, we and our affiliates may from time to time seek to purchase our outstanding debt in privately negotiated or open market transactions, by tender offer or otherwise.  Subject to any applicable limitation contained in the Credit Agreement, any purchase made by us may be funded by the use of cash on our balance sheet or the incurrence of new secured or unsecured debt.  The amounts involved in any such purchase transactions, individually or in the aggregate, may be material.  Any such purchase may be with respect to a substantial amount of a particular class or series of debt, with the attendant reduction in the trading liquidity of such class or series. In addition, any such purchases made at prices below the “adjusted issue price” (as defined for U.S. federal income tax purposes) may result in taxable cancellation of indebtedness income to us, which amounts may be material, and in related adverse tax consequences to us.

As of September 30, 2016 and June 30, 2016, the amounts of cash and cash equivalents held by foreign subsidiaries were $124.6 million and $129.1 million, respectively, out of the total consolidated cash and cash equivalents of $132.1 million and $131.6 million, respectively. These balances are dispersed across many international locations around the world. It is our intention to indefinitely reinvest undistributed earnings of our foreign legal entities. In the event we needed to repatriate funds from outside United States, such repatriation will be subject to tax consequences including foreign withholding taxes or U.S. income taxes. As of September 30, 2016, there is an additional $7.8 million of highly liquid investments purchased with original maturities greater than three months but less than one year, held by a foreign subsidiary, which are classified as other current assets. Based on our domestic cash flows from operations and our other sources of liquidity, we believe we have sufficient access to funds for our expected future domestic liquidity needs. Our intent is to continue to reinvest undistributed earnings of our foreign local entities and we do not currently plan to repatriate them to fund our operations in the United States. In the event we need to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences, including foreign withholding taxes or U.S. income taxes. It is not feasible to estimate the amount of U.S. tax that might be payable on the remittance of such earnings.

Backlog
While we generally have long-term supply agreements that provide for a revenue stream over a period of years, our backlog represents, as of a point in time, future service revenues from work not yet completed. For our Softgel and DDS segments, backlog represents firm orders for manufacturing services and includes minimum volumes, where applicable. For our Clinical Services Supply segment, backlog represents estimated future service revenues from work not yet completed under signed contracts. Using these methods of reporting backlog, as of September 30, 2016, backlog was approximately $964.7 million, compared to approximately $827.5 million as of June 30, 2016, including approximately $308.6 million and $292.1 million, respectively, related to our Clinical Supply Services segment. We expect to recognize approximately 76% of revenue from the backlog in existence as of September 30, 2016 by June 30, 2017.
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
Interest Rate Risk Management
A portion of the debt used to finance our operations is exposed to interest-rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed-and floating-rate assets and liabilities. Historically, we have used interest-rate swaps to manage the economic effect of variable rate interest obligations associated with our floating-rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on our future interest expense. As of September 30, 2016, we did not have any interest-rate swap agreements in place that would have the economic effect of modifying the variable interest obligations associated with our floating-rate term loans.

Currency Risk Management
We are exposed to fluctuations in the EUR-USD exchange rate on our investments in our operations in Europe. While we do not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in euros. At September 30, 2016, we had $350.5 million of euro-denominated debt outstanding that qualifies as a hedge of a net investment in foreign operations. Refer to Note 6 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of net investment hedge activity in the period.
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
Contractual Obligations

Besides the current borrowing activity under our revolving credit facility to fund acquisition activity in the current period, there has been no significant change to our contractual obligations since our Annual Report on Form 10-K for the period ended June 30, 2016.
Off-Balance Sheet Arrangements
Other than operating leases and outstanding letters of credit as discussed above, we do not have any material off-balance sheet arrangements as of September 30, 2016.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to cash flow and earnings fluctuations as a result of certain market risks. These market risks primarily relate to changes in interest rates associated with our long-term debt obligations and foreign exchange rate changes.
Interest Rate Risk
The Company has historically used interest-rate swaps to manage the economic effect of variable rate interest obligations associated with our floating-rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on our future interest expense. As of September 30, 2016, we did not have any interest-rate swap agreements in place that would either have the economic effect of modifying the variable interest obligations associated with our floating-rate term loans or would be considered an effective cash flow hedge for financial reporting purposes.
Foreign Currency Exchange Risk
By the nature of our global operations, we are exposed to cash flow and earnings fluctuations resulting from foreign exchange rate variation. These exposures are transactional and translational in nature. Since we manufacture and sell our products throughout the world, our foreign currency risk is diversified. Principal drivers of this diversified foreign exchange exposure include the European euro, British pound, Argentinean peso, Brazilian real and Australian dollar. Our transactional exposure arises from the purchase and sale of goods and services in currencies other than the functional currency of our operational units. We also have exposure related to the translation of financial statements of our foreign subsidiaries into U.S. dollars, the functional currency of the parent. The financial statements of our operations outside the U.S. are measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign operations in U.S. dollars are accumulated as a component of other comprehensive income/(loss) utilizing period-end exchange rates. Foreign currency transaction gains and losses calculated by utilizing weighted average exchange rates for the period are included in the statements of operations in “other expense, net.” Such foreign currency transaction gains and losses include inter-company loans denominated in non-U.S. dollar currencies.

Item 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any control or procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our President and Chief Executive Officer, and our Executive Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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

On November 13, 2015, the primary French drug regulatory agency (the “ANSM”) issued an order temporarily suspending operations at the Company’s softgel manufacturing facility in Beinheim, France. On March 4, 2016, the Company received exemptions from the ANSM that permitted a partial restart of operations, and, on April 28, 2016, the ANSM lifted the suspension. Changes to the operations at the facility to address the issues leading to the suspension have increased and may in the future additionally increase the cost and therefore decrease the profitability of its operation and may also require the Company to incur additional costs.

Certain of the customers of the facility have presented claims against the Company for losses they have allegedly suffered due to the temporary suspension or have reserved their right to do so subsequently. The Company is unable to estimate at this time either the total value of claims that are reasonably possible to be asserted with respect to this matter or the likely cost to resolve them. To date, none of the asserted claims takes into account limitations of liability in the contracts governing these claims or any other defense that the Company may assert. In addition, the Company may have insurance for losses it suffers as a result of such claims, subject to various deductibles and other limitations, but there can be no assurance as to the amount or timing of any insurance recovery against any sustained losses.
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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There has been no material change to the risk factors disclosed in the Company’s Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

Purchase of Equity Securities
None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
Not applicable.

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

101.1
The following financial information from Catalent, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL: (i) Consolidated Statements of Operations for the Three Months Ended September 30, 2016 and 2015; (ii) Consolidated Statements of Comprehensive Income/(Loss) for the Three Months Ended September 30, 2016 and 2015 (iii) Consolidated Balance Sheets as of September 30, 2016 and June 30, 2016; (iv) Consolidated Statement of Changes in Shareholders’ Equity/(Deficit) as of September 30, 2016; (v) Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2016 and 2015; and (vi) Notes to Unaudited Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALENT, INC. (Registrant)

Date:	November 7, 2016	By:	/s/ John R. Chiminski
John R. Chiminski
President & Chief Executive Officer

Date:	November 7, 2016	By:	/s/ Matthew M. Walsh
Matthew M. Walsh
Executive Vice President & Chief Financial Officer