Form 10-Q
period 2016-12-31
Catalent, Inc.
filed 2017-02-06
CIK 1596783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2016
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

On January 31, 2017, there were 124,776,012 shares of the Registrant's common stock, par value $0.01 per share, issued and outstanding.

CATALENT, INC. and Subsidiaries

INDEX TO FORM 10-Q
For the Three and Six Months Ended December 31, 2016

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

PART I.    FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Catalent, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited; Dollars in millions, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Net revenue	$483.7	$454.9	$925.9	$877.9
Cost of sales	335.8	302.8	653.9	604.3
Gross margin	147.9	152.1	272.0	273.6
Selling, general and administrative expenses	96.2	93.0	194.4	175.2
Impairment charges and (gain)/loss on sale of assets	0.5	(0.1)	0.5	1.1
Restructuring and other	3.3	0.6	4.4	1.6
Operating earnings	47.9	58.6	72.7	95.7
Interest expense, net	22.8	22.3	44.9	45.0
Other (income)/expense, net	(1.8)	(3.5)	(3.9)	(2.9)
Earnings from continuing operations before income taxes	26.9	39.8	31.7	53.6
Income tax expense/(benefit)	9.5	9.2	9.7	11.2
Net earnings	17.4	30.6	22.0	42.4
Less: Net (loss) attributable to noncontrolling interest, net of tax	—	(0.1)	—	(0.3)
Net earnings attributable to Catalent	$17.4	$30.7	$22.0	$42.7

Amounts attributable to Catalent:
Net earnings attributable to Catalent	17.4	30.7	22.0	42.7

Earnings per share attributable to Catalent:
Basic
Net earnings	0.14	0.25	0.18	0.34
Diluted
Net earnings	0.14	0.24	0.17	0.34
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited; Dollars in millions)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Net earnings	$17.4	$30.6	$22.0	$42.4
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	(64.4)	(24.0)	(63.8)	(66.4)
Pension and other post-retirement adjustments	0.7	0.5	1.5	1.0
Available for sale investments	15.3	—	15.3	—
Deferred compensation	—	0.5	—	(0.2)
Other comprehensive income/(loss), net of tax	(48.4)	(23.0)	(47.0)	(65.6)
Comprehensive income/(loss)	(31.0)	7.6	(25.0)	(23.2)
Comprehensive income/(loss) attributable to noncontrolling interest	—	(0.1)	—	(0.3)
Comprehensive income/(loss) attributable to Catalent	$(31.0)	$7.7	$(25.0)	$(22.9)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited; Dollars in millions, except per share data)

	December 31, 2016	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$255.8	$131.6
Trade receivables, net	366.3	414.8
Inventories	169.8	154.8
Prepaid expenses and other	90.7	89.0
Total current assets	882.6	790.2
Property, plant, and equipment, net	905.0	905.8
Other assets:
Goodwill	1,008.5	996.5
Other intangibles, net	283.9	294.0
Deferred income taxes	51.2	37.5
Other	23.1	67.1
Total assets	$3,154.3	$3,091.1

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$23.1	$27.7
Accounts payable	127.6	143.7
Other accrued liabilities	184.1	219.8
Total current liabilities	334.8	391.2
Long-term obligations, less current portion	2,001.3	1,832.8
Pension liability	141.0	151.0
Deferred income taxes	48.9	41.4
Other liabilities	40.3	38.8
Commitment and contingencies (see Note 12)

Shareholders' equity/(deficit):
Common stock $0.01 par value; 1.0 billion and 1.0 billion shares authorized on December 31, 2016 and June 30, 2016, 124,770,928 and 124,712,240 issued and outstanding on December 31, 2016 and June 30, 2016, respectively.	1.2	1.2
Preferred stock $0.01 par value; 100 million and 100 million authorized on December 31, 2016 and June 30, 2016, respectively, 0 issued and outstanding on December 31, 2016 and June 30, 2016.	—	—
Additional paid in capital	1,987.8	1,976.5
Accumulated deficit	(1,048.3)	(1,036.1)
Accumulated other comprehensive income/(loss)	(352.7)	(305.7)
Total shareholders' equity	588.0	635.9
Total liabilities and shareholders' equity	$3,154.3	$3,091.1
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity/(Deficit)
(Unaudited; Dollars in millions, share counts in thousands)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity/ (Deficit)
Balance at June 30, 2016	124,712.2	$1.2	$1,976.5	$(1,036.1)	$(305.7)	$635.9
Cumulative effect of a change in accounting for income taxes (Note 1)				(34.2)		(34.2)
Share issuances related to equity based compensation	58.7
Equity compensation			11.8			11.8
Cash paid, in lieu of equity, for tax withholding			(0.5)			(0.5)
Net earnings/(loss)				22.0		22.0
Other comprehensive income/(loss), net of tax					(47.0)	(47.0)
Balance at December 31, 2016	124,770.9	$1.2	$1,987.8	$(1,048.3)	$(352.7)	$588.0
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; Dollars in millions)

	Six Months Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$22.0	$42.4
Adjustments to reconcile earnings from continued operations to net cash from operations:
Depreciation and amortization	71.3	70.7
Non-cash foreign currency transaction (gain)/loss, net	(3.4)	(3.6)
Amortization and write off of debt financing costs	4.3	2.3
Asset impairments and (gain)/loss on sale of assets	0.5	1.1
Equity compensation	11.8	5.1
Provision/(benefit) for deferred income taxes	0.9	(2.4)
Provision for bad debts and inventory	3.3	7.1
Change in operating assets and liabilities:
Decrease/(increase) in trade receivables	41.4	29.7
Decrease/(increase) in inventories	(17.9)	(36.4)
Increase/(decrease) in accounts payable	(14.6)	5.4
Other assets/accrued liabilities, net - current and non-current	(23.6)	(49.9)
Net cash provided by/(used in) operating activities	96.0	71.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and other productive assets	(54.1)	(82.5)
Proceeds from sale of property and equipment	1.3	—
Payment for acquisitions, net of cash acquired	(85.7)	—
Net cash provided by/(used in) investing activities	(138.5)	(82.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in other borrowings	(5.6)	(0.2)
Proceeds from borrowing, net	397.4	—
Payments related to long-term obligations	(209.2)	(9.3)
Financing fees paid	(6.4)	—
Purchase of redeemable noncontrolling interest shares	—	(5.8)
Cash paid, in lieu of equity, for tax withholding obligations	(0.5)	(5.6)
Net cash provided by/(used in) financing activities	175.7	(20.9)
Effect of foreign currency on cash	(9.0)	(3.9)
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	124.2	(35.8)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	131.6	151.3
CASH AND EQUIVALENTS AT END OF PERIOD	$255.8	$115.5
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$39.4	$41.0
Income taxes paid, net	$19.7	$20.0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017. The consolidated balance sheet at June 30, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information on the Company's accounting policies and footnotes, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016 filed with the Securities and Exchange Commission ("SEC").
In the fourth quarter of fiscal 2016, we engaged in a business reorganization to better align our internal business unit structure with our "Follow the Molecule" strategy. Under the revised structure, we have created a Drug Delivery Solutions ("DDS") operating segment, which encompasses all of our modified release technologies; prefilled syringes and other injectable formats; blow-fill-seal unit dose development and manufacturing; biologic cell line development; analytical services; micronization technologies; and other conventional oral dose forms under a single DDS management team. Additionally, as part of the re-alignment, we have created a stand-alone Clinical Supply Services ("CSS") operating segment and management team with a sole focus on providing global clinical supply chain management services that aim to speed our customers' drugs to market. Further, as a result of the business unit re-alignment, our Softgel Technologies business now reports as a distinct operating segment. Our operating segments are the same as our reporting segments. All prior period comparative segment information has been restated to reflect the current reportable segments in accordance with Accounting Standard Codification (“ASC”) 280 Segment Reporting.
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
Property and Equipment and Other Definite Lived Intangible Assets
Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including capital lease assets that are amortized over the shorter of their useful lives or the terms of the respective leases. The Company generally uses the following ranges of useful lives for its property and equipment categories: buildings and improvements — 5 to 50 years; machinery and equipment — 3 to 10 years; and furniture and fixtures — 3 to 7 years. Depreciation expense was $24.4 million and $49.2 million for the three and six months ended December 31, 2016, respectively, and $23.5 million and $47.1 million for the three and six months ended December 31, 2015, respectively. Depreciation expense includes amortization of assets related to capital leases. The Company charges repairs and maintenance costs to expense as incurred. The amount of capitalized interest was immaterial for all periods presented.

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
Research and Development Costs
The Company expenses research and development costs as incurred. Costs incurred in connection with the development of new offerings and manufacturing process improvements are recorded within selling, general and administrative expenses. Such research and development costs included in selling, general and administrative expenses amounted to $1.5 million and $3.0 million for the three and six months ended December 31, 2016, respectively, and $2.1 million and $3.7 million for the three and six months ended December 31, 2015, respectively. Costs incurred in connection with research and development services the Company provides to customers and services performed in support of the commercial manufacturing process for customers are recorded within cost of sales. Such research and development costs included in cost of sales amounted to $11.0 million and $21.3 million for the three and six months ended December 31, 2016, respectively, and $12.3 million and $24.1 million for the three and six months ended December 31, 2015, respectively.
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
Equity-Based Compensation
The Company accounts for its equity-based compensation awards pursuant to ASC 718 Compensation—Stock Compensation. ASC 718 requires companies to recognize compensation expense using a fair value based method for costs related to share-based payments including stock options and restricted stock units. The expense is measured based on the grant date fair value of the awards that are expected to vest, and the expense is recorded over the applicable requisite service period using the accelerated attribution method. In the absence of an observable market price for a share-based award, the fair value is based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price based on peer companies, the expected dividends on the underlying shares and the risk-free interest rate.

The terms of the Company’s equity-based compensation plans permit shares that are issued upon an employee's exercise of an option to be withheld through a net settlement transaction as a means of meeting tax withholding requirements.
Marketable Securities

Marketable securities consist of investments that have a readily determinable fair value based on quoted market price of the investment, which is considered a Level 1 fair value measurement. Under ASC 320, Investments—Debt and Equity Securities, these investments are classified as available-for-sale and are reported at fair value in other current assets on the Company's consolidated balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income. Under the Company's accounting policy, a decline in the fair value of marketable securities is deemed to be "other than temporary" and such marketable securities are generally considered to be impaired if their fair value is less than the Company's cost basis for a period based on the particular facts and circumstances surrounding the investment. If a decline in the fair value of a marketable security below the Company's cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge.

Recent Financial Accounting Standards
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provided additional guidance on the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The ASU will be effective for public reporting entities in fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory, which reduces the complexity in accounting for income taxes by requiring the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, the income tax consequence of these transactions was not recognized until the asset was sold to an outside party. The guidance will be applied on a modified retrospective basis with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The ASU will be effective for publicly reporting entities in fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted only in the first interim period of a fiscal year. The Company elected to adopt ASU 2016-16 effective July 1, 2016, which resulted in a cumulative-effect adjustment of $34.2 million charged to the opening balance of the accumulated deficit, reduction to other non-current and current assets of $45.6 million and $6.6 million, respectively, increase in deferred tax assets of $14.7 million, and reduction of deferred tax liabilities of $3.2 million. The impact on net earnings and earnings per share in the current period was not material.
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

In March 2016, the FASB issued ASU 2016-09 Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payment transactions, requiring all excess tax benefits and deficiencies to be recognized in income tax expense or benefit in earnings. An entity can make an accounting policy election to either estimate the expected future forfeiture of awards or account for the cost or benefit as forfeitures occur. The guidance will be effective for publicly reporting entities in fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. The Company early-adopted ASU 2016-09 during the fourth quarter of fiscal 2016 on a modified retrospective basis, which had an effect on the consolidated statements of operations, comprehensive income/(loss), and cash flows for the six months ended December 31, 2015. The consolidated statements of comprehensive income/(loss) and cash flows for the six months ended December 31, 2015 have been adjusted to reflect the changes in net earnings during that period as a result of the adoption of the new guidance. The following table summarizes the Company's As Reported and As Adjusted changes to the consolidated statement of operations for the six months ended December 31, 2015 (in millions):

	Six Months Ended
	December 31, 2015
(Dollars in millions, except per share amounts)	As Reported	As Adjusted
Income tax expense/(benefit)	$14.1	$11.2
Net earnings	39.5	42.4
Net earnings attributable to Catalent	$39.8	$42.7

Amounts attributable to Catalent:
Net earnings attributable to Catalent	39.8	42.7

Earnings per share attributable to Catalent:
Basic
Net earnings	0.32	0.34
Diluted
Net earnings	0.32	0.34

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

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance.  The new guidance’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, the new guidance creates a five-step model that requires a company to exercise judgment when considering the terms of the contracts and all relevant facts and circumstances.  The five steps require a company to identify customer contracts, identify the separate performance obligations, determine the transaction price, allocate the transaction price to the separate performance obligations and recognize revenue when each performance obligation is satisfied. On July 9, 2015, the FASB approved a one-year deferral of the effective date so that the new guidance is effective for public entities for annual and interim periods beginning after December 15, 2017.  The new guidance allows for either full retrospective adoption, where the standard is applied to all periods presented, or modified retrospective adoption where the standard is applied only to the most current period presented in the financial statements.  Early adoption is permitted. The Company has identified its revenue streams, reviewed the initial impacts of adopting of the new standard on those revenue streams, and appointed a governance committee and project management leader. The Company continues to evaluate the quantitative and qualitative impacts of the standard.

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
The following table summarizes the changes between June 30, 2016 and December 31, 2016 in the carrying amount of goodwill in total and by reporting segment:

(Dollars in millions)	Softgel Technologies	Drug Delivery Solutions	Clinical Supply Services	Total
Balance at June 30, 2016	$405.9	$435.1	$155.5	$996.5
Additions/(impairments)	—	48.7	—	48.7
Foreign currency translation adjustments	(12.9)	(13.8)	(10.0)	(36.7)
Balance at December 31, 2016	$393.0	$470.0	$145.5	$1,008.5
The $48.7 million addition in goodwill within DDS is associated with the acquisition of Pharmatek Laboratories, Inc. in September 2016 and the preliminary fair value allocation. The Company is in the process of finalizing the valuation of the individual assets acquired and liabilities assumed. The goodwill addition reported above is based on the best current estimate of management. The fair value allocation is expected to be completed upon finalization of an independent appraisal over the next several months, but no later than one year from the acquisition date.
No goodwill impairment charge was required during the current or comparable prior year period. When required, impairment charges are recorded within the consolidated statements of operations as impairment charges and (gain)/loss on sale of assets.

3.	DEFINITE LIVED LONG-LIVED ASSETS
The Company’s definite-lived long-lived assets include property, plant and equipment as well as other intangible assets with definite lives. Refer to Note 14 Supplemental Balance Sheet Information for details related to property, plant and equipment.
The details of other intangible assets subject to amortization as of December 31, 2016 and June 30, 2016, are as follows:

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2016
Amortized intangibles:
Core technology	18 years	$165.2	$(67.3)	$97.9
Customer relationships	14 years	242.6	(95.0)	147.6
Product relationships	12 years	200.4	(162.0)	38.4
Total intangible assets		$608.2	$(324.3)	$283.9
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
Amortization expense was $11.1 million and $22.1 million for the three and six months ended December 31, 2016, respectively, and $11.7 million and $23.6 million for the three and six months ended December 31, 2015, respectively. Future amortization expense for the next five years is estimated to be:

(Dollars in millions)	Remainder Fiscal 2017	2018	2019	2020	2021	2022
Amortization expense	$22.1	$44.1	$38.6	$25.1	$25.1	$25.1

4.	LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS
Long-term obligations and other short-term borrowings consist of the following at December 31, 2016 and June 30, 2016:

(Dollars in millions)	Maturity	December 31, 2016	June 30, 2016
Senior Secured Credit Facilities
Term loan facility dollar-denominated	May 2021	$1,250.3	$1,454.2
Term loan facility euro-denominated	May 2021	326.1	345.2
4.75% Senior Euro-denominated Notes	December 2024	391.0	—
$200 million Revolving Credit Facility	May 2019	—	—
Capital lease obligations	2020 to 2032	52.2	51.4
Other obligations	2017 to 2018	4.8	9.7
Total		2,024.4	1,860.5
Less: Current portion of long-term obligations and other short-term borrowings		23.1	27.7
Long-term obligations, less current portion		$2,001.3	$1,832.8

Senior Secured Credit Facilities and Second Amendment
Borrowings under the term loan facilities and the revolving credit facility originally bore interest, at the Company’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the higher of (1) the rate of interest published by The Wall Street Journal as its “prime lending rate” and (2) the federal funds rate plus one-half of 1% or (b) a LIBOR rate determined by reference to the London Interbank Offered Rate set by ICE Benchmark Administration (or any successor thereto). The applicable margin for the term loans and borrowings under the revolving credit facility may be reduced subject to the Company attaining a certain total net leverage ratio. The applicable margin for borrowings was originally 3.25% for loans based on a LIBOR rate and 2.50% for loans based on a base rate. The LIBOR rate for term loans is subject to a floor of 1.00% and the base rate for term loans is subject to a floor of 2.00%.

On December 9, 2016, Operating Company completed the Second Amendment (the "Amendment") to the Amended and Restated Credit Agreement, dated as of May 20, 2014, governing all term loan facilities (as amended, the "Credit Agreement") to lower the interest rate on its U.S. dollar denominated and euro-denominated term loans. The new applicable rate for the U.S. dollar-denominated term loan is LIBOR (subject to a floor of 1.00%) plus 2.75%, which is 0.50% lower than the previous rate, and the new applicable rate for the euro-denominated term loans is LIBOR (subject to a floor of 1.00%) plus 2.50%, which is 0.75% lower than the previous rate. The Amendment further eliminates “step” pricing based on a measure of Operating Company's total leverage ratio. The Amendment also includes a prepayment premium of 1.0% in the event of another repricing event on or before the six-month anniversary of the Amendment. There is no change to maturities or covenants as a result of this repricing Amendment. In connection with the Amendment, the Company incurred $1.7 million of associated fees which were expensed in Other (Income) / Expense, net in the consolidated statement of operations.

4.75% Senior Euro-denominated Notes
On December 9, 2016, Operating Company, a wholly owned subsidiary of the Company, completed a private offering of €380.0 million aggregate principal of 4.75% Senior Notes due 2024 (the “Notes”). The Notes are fully and unconditionally guaranteed, jointly and severally, by all of the wholly owned U.S. subsidiaries of Operating Company that guarantee its senior secured credit facilities. The Notes were offered in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and outside the United States only to non-U.S. investors pursuant to Regulation S under the Securities Act. The Notes will mature on December 15, 2024 and bear interest at the rate of 4.75% per annum and are payable semi-annually in arrears on June 15 and December 15 of each year. The proceeds of the Notes were used to repay $200 million of outstanding borrowings on the U.S. dollar denominated term loan, pay the $81 million then outstanding under the revolving credit facility, pay accrued and unpaid interest and certain fees and expenses associated with the offering, fund a previously announced pending acquisition, and finally provide cash for general corporate purposes. In connection with the Notes offering and subsequent payment of the U.S. term loan, Operating Company incurred $6.9 million of third-party financing costs, of which $0.6 million was expensed, and a $2.0 million expense related to unamortized debt discount and deferred financing costs, respectively, both recorded in Other (Income) / Expense, net in the consolidated statement of operations.
Debt Covenants
Senior Secured Credit Facilities
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
The Credit Agreement also contains change of control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of December 31, 2016, the Company was in compliance with all material covenants related to its senior-secured obligations.
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
4.75% Senior Euro-denominated Notes
The Indenture governing the Notes contains certain covenants that, among other things, limit the ability of Operating Company and its restricted subsidiaries to incur or guarantee more debt or issue certain preferred shares, pay dividends on, repurchase or make distributions in respect of their capital stock or make other restricted payments, make certain investments, sell certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets, enter into certain transactions with their affiliates, and designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions, limitations and qualifications as set forth in the Indenture. The Indenture also contains customary events of default including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of Operating Company or certain of its subsidiaries. Upon an event of default, either the holders of at least 30% in principal amount of the then-outstanding Notes or the Trustee may declare the Notes immediately due and payable, or in certain circumstances, the Notes automatically will become immediately due and payable. As of December 31, 2016, the Company was in compliance with all material covenants related to the Notes.
Fair Value of Debt Measurements
The estimated fair value of the senior secured credit facility, which is considered a Level 2 liability, is based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities and considers collateral, if any. While the estimated fair value of the Notes, which is considered a Level 1 liability, is based on the quoted market prices of the instrument. The carrying amounts and the estimated fair values of financial instruments as of December 31, 2016 and June 30, 2016 are as follows:

	December 31, 2016		June 30, 2016
(Dollars in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt and other	$2,024.4	$2,049.8	$1,860.5	$1,868.8

5.	EARNINGS PER SHARE
The reconciliations between basic and diluted earnings per share attributable to Catalent common shareholders for the three and six months ended December 31, 2016 and 2015, respectively, are as follows (dollars in millions, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Net earnings attributable to Catalent	$17.4	$30.7	$22.0	$42.7

Weighted average shares outstanding	124,889,681	124,818,241	124,870,327	124,785,737
Dilutive securities issuable-stock plans	1,524,963	1,008,439	1,470,476	1,157,119
Total weighted average diluted shares outstanding	126,414,644	125,826,680	126,340,803	125,942,856

Basic earnings per share of common stock:
Net earnings attributable to Catalent	$0.14	$0.25	$0.18	$0.34

Diluted earnings per share of common stock - assuming dilution:
Net earnings attributable to Catalent	$0.14	$0.24	$0.17	$0.34
The computation of diluted earnings per share for the three and six months ended December 31, 2016 excludes the effect of 0.5 million shares potentially issuable pursuant to awards granted under the 2007 Stock Incentive Plan, because the vesting provisions of those awards specify performance-based conditions that had not been met as of the period end. The computation of diluted earnings per share for the three and six months ended December 31, 2015 excludes the effect of 1.9 million shares potentially issuable pursuant to awards granted under the 2007 Stock Incentive Plan and the 2014 Omnibus Incentive Plan, because the vesting provisions of those awards specify performance- or market-based conditions that had not been met as of the period end. Further, the computation of diluted earnings per share for the three months ended December 31, 2016 and 2015 excludes the effect of potential common shares issuable under the employee stock option plan and restricted stock units of approximately 0.9 million and 0.8 million shares, respectively, because they are anti-dilutive. The computation of diluted earnings per share for the six months ended December 31, 2016 and 2015 excludes the effect of potential common shares issuable under the employee stock option plan and restricted stock units of approximately 1.1 million and 1.0 million shares, respectively, because they are anti-dilutive.

6.	OTHER (INCOME) / EXPENSE, NET
The components of Other (Income) / Expense, net for the three and six months ended December 31, 2016 and 2015 are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2016	2015	2016	2015
Other (income) / expense, net
Debt refinancing costs (1)	$4.3	$—	$4.3	$—
Foreign currency (gains) and losses	(5.3)	(3.9)	(7.5)	(3.9)
Other	(0.8)	0.4	(0.7)	1.0
Total Other (Income) / Expense, net	$(1.8)	$(3.5)	$(3.9)	$(2.9)

(1) Refer to Note 4 for further discussions on the December 2016 re-financing activity.

7.	RESTRUCTURING AND OTHER COSTS
Restructuring Costs
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
Other Costs
Other costs include settlement charges, net of any insurance recoveries related to the probable resolution of certain customer claims related to the temporary suspension of operations at our softgel manufacturing facility in Beinheim, France. Refer to Note 12 Commitments and Contingencies for further discussions of such claims.
The following table summarizes the significant costs recorded within restructuring costs:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2016	2015	2016	2015
Restructuring costs:
Employee-related reorganization	$(0.1)	$0.4	$0.7	$1.5
Facility exit and other costs	0.2	0.2	0.5	0.1
Total restructuring costs	$0.1	$0.6	$1.2	$1.6
Other - Beinheim customer claims	3.2	—	3.2	—
Total restructuring and other costs	$3.3	$0.6	$4.4	$1.6

8.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to fluctuations in the applicable exchange rate on its investments in foreign operations. While the Company does not actively hedge against changes in foreign currency, the Company has mitigated its exposure from its investments in its European operations by denominating a portion of its debt in euros. At December 31, 2016, the Company had euro-denominated debt outstanding of $717.1 million that is designated and qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the effective portions of the translation gains or losses are reported in accumulated other comprehensive income/(loss) as part of the cumulative translation adjustment. The ineffective portions of the translation gains or losses are reported in the statement of operations. The following table includes net investment hedge activity during the three and six months ended December 31, 2016 and December 31, 2015.

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2016	2015	2016	2015
Unrealized foreign exchange gain/(loss) within other comprehensive income	$13.6	$2.5	$10.0	$2.5
Unrealized foreign exchange gain/(loss) within statement of operations	$10.2	$4.3	$7.6	$4.3
The net accumulated gain of the instrument designated as the hedge as of December 31, 2016 within other comprehensive income/(loss) was approximately $91.4 million. Amounts are reclassified out of accumulated other comprehensive income/(loss) into earnings when the entity to which the gains and losses relate is either sold or substantially liquidated.

9.	INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740 Income Taxes. Generally, fluctuations in the effective tax rate are primarily due to changes in U.S. and non-U.S. pretax income resulting from the Company’s business mix and changes in the tax impact of special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Such discrete items include, but are not limited to, changes in foreign statutory tax rates, the amortization of certain assets, and the tax impact of changes in its ASC 740 unrecognized tax benefit reserves. In the normal course of business, the Company is subject to examination by taxing authorities around the world, including such major jurisdictions as the United States, Germany, France, and the United Kingdom. The Company is no longer subject to new non-U.S. income tax examinations for years prior to fiscal year 2007. Under the terms of the 2007 purchase agreement by which the selling stockholders acquired their interest in the Company, the Company is indemnified by its former owner for tax liabilities that may arise after the 2007 purchase that relate to tax periods prior to April 10, 2007. The indemnification agreement applies to, among other taxes, any and all federal, state and international income-based taxes as well as related interest and penalties. As of December 31, 2016 and June 30, 2016, approximately $0.8 million and $1.7 million, respectively, of unrecognized tax benefit is subject to indemnification by the Company's former owner.

ASC 740 includes guidance on the accounting for uncertainty in income taxes recognized in the financial statements. This standard provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeal or litigation process, based on the technical merits. As of December 31, 2016, the Company had a total of $61.3 million of unrecognized tax benefits. A reconciliation of its reserves for uncertain tax positions, excluding accrued interest and penalties, for December 31, 2016 is as follows:

(Dollars in millions)
Balance at June 30, 2016	$61.5
Additions for tax positions of current year	1.6
Reductions for tax positions of prior years	(1.7)
Lapse of the applicable statute of limitations	(0.1)
Balance at December 31, 2016	$61.3
As of December 31, 2016 and June 30, 2016, the Company had a total of $66.8 million and $67.1 million, respectively, of uncertain tax positions (including accrued interest and penalties). As of these dates, $45.7 million and $45.7 million, respectively, represent the amount of unrecognized tax benefits, which, if recognized, would favorably affect the effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2016 and June 30, 2016, the Company has approximately $5.5 million and $5.6 million, respectively, of accrued interest and penalties related to uncertain tax positions. As of these dates, the portion of such interest and penalties subject to indemnification by its former owner is $1.7 million and $2.1 million, respectively.

10.	EMPLOYEE RETIREMENT BENEFIT PLANS
Components of the Company’s net periodic benefit costs are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$0.8	$0.7	$1.6	$1.4
Interest cost	1.6	2.7	3.3	5.4
Expected return on plan assets	(2.6)	(2.5)	(5.4)	(5.1)
Amortization (1)	1.0	0.7	2.1	1.4
Net amount recognized	$0.8	$1.6	$1.6	$3.1

(1)	Amount represents the amortization of unrecognized actuarial gains/(losses).
As previously disclosed with regard to the Company’s participation in a multi-employer pension plan, the Company notified the plan trustees of its withdrawal from such plan in fiscal 2012. The actuarial review process, which is administered by the plan trustees, was completed during the third quarter of fiscal 2015. The liability reported reflects the present value of the Company's expected future long-term obligations. The estimated discounted value of the projected contributions related to these plans is $39.1 million as of December 31, 2016 and $39.3 million as of June 30, 2016 and is included within pension liability on the consolidated balance sheets. The annual cash impact associated with the Company's obligation in the multi-employer pension plan approximates $1.7 million per year.

11.	EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Description of Capital Stock
The Company is authorized to issue 1,000,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. In accordance with the Company's amended and restated certificate of incorporation, each share of common stock has one vote, and the common stock votes together as a single class.
On October 29, 2015, the Company’s Board of Directors authorized a share repurchase program to use up to $100.0 million to repurchase shares of its outstanding common stock. Under the program, the Company is authorized to repurchase shares through open market purchases, privately negotiated transactions or otherwise as permitted by applicable federal securities laws. There has been no purchase pursuant to this program as of December 31, 2016.

Accumulated other comprehensive income/(loss)
The components of the changes in the cumulative translation adjustment and minimum pension liability for the three and six months ended December 31, 2016 and December 31, 2015 are presented below.

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2016	2015	2016	2015
Foreign currency translation adjustments:
Net investment hedge	$13.6	$2.5	$10.0	$2.5
Long-term intercompany loans	(13.3)	(5.6)	(20.9)	(19.8)
Translation adjustments	(59.8)	(20.0)	(49.2)	(48.2)
Total foreign currency translation adjustment, pretax	(59.5)	(23.1)	(60.1)	(65.5)
Tax expense/(benefit)	4.9	0.9	3.7	0.9
Total foreign currency translation adjustment, net of tax	$(64.4)	$(24.0)	$(63.8)	$(66.4)

Net change in minimum pension liability
Net gain/(loss) recognized during the period	1.0	0.7	2.1	1.4
Total pension, pretax	1.0	0.7	2.1	1.4
Tax expense/(benefit)	0.3	0.2	0.6	0.4
Net change in minimum pension liability, net of tax	$0.7	$0.5	$1.5	$1.0

Net change in available for sale investment:
Net gain/(loss) recognized during the period	24.5	—	24.5	—
Total available for sale investment, pretax	24.5	—	24.5	—
Tax expense/(benefit)	9.2	—	9.2	—
Net change in available for sale investment, net of tax	$15.3	$—	$15.3	$—

For the three months ended December 31, 2016, the changes in accumulated other comprehensive income, net of tax by component are as follows:

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Other Post-Retirement Adjustments	Available for Sale investment Adjustments	Total
Balance at September 30, 2016	$(248.2)	$(56.1)	$—	$(304.3)
Other comprehensive income/(loss) before reclassifications	(64.4)	—	15.3	(49.1)
Amounts reclassified from accumulated other comprehensive income	—	0.7	—	0.7
Net current period other comprehensive income (loss)	(64.4)	0.7	15.3	(48.4)
Balance at December 31, 2016	$(312.6)	$(55.4)	$15.3	$(352.7)

For the six months ended December 31, 2016, the changes in accumulated other comprehensive income, net of tax by component are as follows:

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Other Post-Retirement Adjustments	Available for Sale investment Adjustments	Total
Balance at June 30, 2016	$(248.8)	$(56.9)	$—	$(305.7)
Other comprehensive income/(loss) before reclassifications	(63.8)	—	15.3	(48.5)
Amounts reclassified from accumulated other comprehensive income	—	1.5	—	1.5
Net current period other comprehensive income (loss)	(63.8)	1.5	15.3	(47.0)
Balance at December 31, 2016	$(312.6)	$(55.4)	$15.3	$(352.7)

The Company held an investment in a specialty pharmaceutical company whose securities were not publicly traded, which was previously accounted for as cost method investment. In the second quarter of fiscal 2017, the specialty pharmaceutical company became publicly traded after an initial public offering and as a result the Company recognized an unrealized gain on the investment of $15.3 million, net of tax. This amount is reflected in other comprehensive income.

12.	COMMITMENTS AND CONTINGENCIES
Changes to the operations of the Company’s Beinheim, France facility to address the issues leading to a temporary suspension of operations imposed by French authorities during November 2015-April 2016 have increased the cost and therefore may affect the profitability of its operation. In addition, more than 25 customers of the facility have presented claims against the Company for alleged losses, including lost profits and other types of indirect or consequential damages, that they have allegedly suffered due to the temporary suspension or have reserved their right to do so subsequently. The Company is unable to estimate at this time either the total value of claims that are reasonably possible to be asserted with respect to this matter or the likely cost to resolve them, although (a) during the second quarter of fiscal 2017, the Company settled or otherwise acknowledged claims relating to this matter totaling $1.7 million, $1.3 million of which has been or is expected to be reimbursed by insurance, (b) the Company recorded an additional $3.2 million for claim amounts that the Company deemed to be both probable and reasonably estimable but is not currently in a position to record under GAAP any insurance recovery with respect to such costs, and (c) certain customers have presented the Company with support for other claims having an aggregate claim value of approximately $35 million. It is noteworthy that, to date, none of the asserted claims takes into account limitations of liability in the contracts governing these claims or any other defense that the Company may assert. In addition, the Company may have insurance for additional costs it may incur as a result of such claims, subject to various deductibles and other limitations, but there can be no assurance as to the aggregate amount or timing of insurance recoveries against any such costs. The Company previously recorded $1.5 million of expense for this matter in fiscal 2016 with respect to amounts to be applied against insurance deductibles.
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
From time to time, the Company receives subpoenas or requests for information relating to the business practices and activities of customers or suppliers from various governmental agencies or private parties, including from state attorneys general, the U.S. Department of Justice, and private parties engaged in patent infringement, antitrust, tort, and other litigation. The Company generally responds to such subpoenas and requests in a timely and thorough manner, which responses sometimes require considerable time and effort and can result in considerable costs being incurred. The Company expects to incur costs in future periods in connection with future requests.

13.	SEGMENT INFORMATION
As discussed in Note 1, the Company conducts its business within the following operating segments: Softgel Technologies, Drug Delivery Solutions, and Clinical Supply Services. The Company evaluates the performance of its segments based on segment earnings before noncontrolling interest, other (income) expense, impairments, restructuring costs, interest expense, income tax (benefit)/expense, and depreciation and amortization (“Segment EBITDA”). EBITDA from continuing operations is consolidated earnings from continuing operations before interest expense, income tax (benefit)/expense, depreciation and amortization and is adjusted for the income or loss attributable to noncontrolling interest. The Company’s presentation of Segment EBITDA and EBITDA from continuing operations are not prepared in accordance with GAAP and may not be comparable to similarly titled measures used by other companies.
All prior period comparative segment information has been restated to reflect the current reportable segments in accordance with ASC 280 Segment Reporting. The following tables include net revenue and Segment EBITDA during the three and six months ended December 31, 2016 and December 31, 2015:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2016	2015	2016	2015
Softgel Technologies
Net revenue	$201.9	$181.1	$388.3	$365.1
Segment EBITDA	43.4	34.8	73.9	69.4
Drug Delivery Solutions
Net revenue	214.0	204.1	405.3	377.7
Segment EBITDA	50.0	62.1	92.0	99.6
Clinical Supply Services
Net revenue	77.0	76.9	152.0	154.5
Segment EBITDA	11.6	13.4	22.1	27.4
Inter-segment revenue elimination	(9.2)	(7.2)	(19.7)	(19.4)
Unallocated Costs (1)	(19.8)	(12.9)	(40.1)	(26.8)
Combined Totals:
Net revenue	$483.7	$454.9	$925.9	$877.9

EBITDA from continuing operations	$85.2	$97.4	$147.9	$169.6

(1)
Unallocated costs includes equity-based compensation, certain acquisition-related costs, impairment charges, certain other corporate directed costs, certain customer claim expenses related to the Beinheim facility suspension and other costs that are not allocated to the segments as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2016	2015	2016	2015
Impairment charges and gain/(loss) on sale of assets	$(0.5)	$0.1	$(0.5)	$(1.1)
Equity compensation	(4.9)	(2.6)	(11.8)	(5.1)
Restructuring and other special items (2)	(7.2)	(4.2)	(13.1)	(6.2)
Noncontrolling interest	—	0.1	—	0.3
Other income/(expense), net (3)	1.8	3.5	3.9	2.9
Non-allocated corporate costs, net	(9.0)	(9.8)	(18.6)	(17.6)
Total unallocated costs	$(19.8)	$(12.9)	$(40.1)	$(26.8)

(2)	Segment results do not include restructuring and other costs associated with certain customer claim expenses related to the Beinheim facility suspension and certain acquisition-related costs.

(3)	Amounts primarily relate to foreign currency translation gains and losses during all periods presented.
Provided below is a reconciliation of EBITDA from continuing operations to earnings/(loss) from continuing operations, the closest related measure prepared in accordance with GAAP:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2016	2015	2016	2015
Earnings from continuing operations	$17.4	$30.6	$22.0	$42.4
Depreciation and amortization	35.5	35.2	71.3	70.7
Interest expense, net	22.8	22.3	44.9	45.0
Income tax (benefit)/expense	9.5	9.2	9.7	11.2
Noncontrolling interest	—	0.1	—	0.3
EBITDA from continuing operations	$85.2	$97.4	$147.9	$169.6
The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the consolidated financial statements:

(Dollars in millions)	December 31, 2016	June 30, 2016
Assets
Softgel Technologies	$1,292.9	$1,446.4
Drug Delivery Solutions	1,574.9	1,475.7
Clinical Supply Services	538.3	578.9
Corporate and eliminations	(251.8)	(409.9)
Total assets	$3,154.3	$3,091.1

14.	SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplementary balance sheet information at December 31, 2016 and June 30, 2016 is detailed in the following tables.
Inventories
Work-in-process and finished goods inventories include raw materials, labor, and overhead. Total inventories consist of the following:

(Dollars in millions)	December 31, 2016	June 30, 2016
Raw materials and supplies	$102.9	$88.7
Work-in-process	30.2	30.7
Finished goods	52.9	55.2
Total inventories, gross	186.0	174.6
Inventory reserve	(16.2)	(19.8)
Inventories	$169.8	$154.8
Prepaid expenses and other
Prepaid expenses and other current assets consist of the following:

(Dollars in millions)	December 31, 2016	June 30, 2016
Prepaid expenses	$22.8	$29.3
Spare parts supplies	11.1	10.8
Short term investments	—	7.0
Long term tax asset (current portion) (1)	—	6.8
Other current assets	56.8	35.1
Prepaid expenses and other	$90.7	$89.0
(1) The company transferred certain intellectual property assets between jurisdictions in the year ended June 30, 2016, resulting in a deferred tax charge which will be amortized over the remaining 10-year useful life of the assets. The Company adopted ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory effective July 1, 2016 and subsequently adjusted the long-term tax asset. Refer to Note 1 for further information.
Property, plant, and equipment, net
Property, plant, and equipment, net consist of the following:

(Dollars in millions)	December 31, 2016	June 30, 2016
Land, buildings, and improvements	$678.0	$649.6
Machinery, equipment, and capitalized software	764.2	757.1
Furniture and fixtures	9.5	9.9
Construction in progress	123.4	134.1
Property, plant, and equipment, at cost	1,575.1	1,550.7
Accumulated depreciation	(670.1)	(644.9)
Property, plant, and equipment, net	$905.0	$905.8

Other accrued liabilities
Other accrued liabilities consist of the following:

(Dollars in millions)	December 31, 2016	June 30, 2016
Accrued employee-related expenses	$60.4	$82.8
Restructuring accrual	4.7	6.1
Accrued interest	1.2	0.1
Deferred revenue and fees	46.6	46.2
Accrued income tax	24.6	38.8
Other accrued liabilities and expenses	46.6	45.8
Other accrued liabilities	$184.1	$219.8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations
Three Months Ended December 31, 2016 Compared to the Three Months Ended December 31, 2015

	Three Months Ended December 31,		FX impact	Constant Currency Increase/(Decrease)
(Dollars in millions)	2016	2015		Change $	Change %
Net revenue	$483.7	$454.9	$(16.0)	$44.8	10%
Cost of sales	335.8	302.8	(9.2)	42.2	14%
Gross margin	147.9	152.1	(6.8)	2.6	2%
Selling, general and administrative expenses	96.2	93.0	(1.8)	5.0	5%
Impairment charges and (gain)/loss on sale of assets	0.5	(0.1)	—	0.6	*
Restructuring and other	3.3	0.6	(0.1)	2.8	*
Operating earnings	47.9	58.6	(4.9)	(5.8)	(10)%
Interest expense, net	22.8	22.3	(0.9)	1.4	6%
Other (income)/expense, net	(1.8)	(3.5)	(1.2)	2.9	(83)%
Earnings from continuing operations before income taxes	26.9	39.8	(2.8)	(10.1)	(25)%
Income tax expense/(benefit)	9.5	9.2	(0.8)	1.1	12%
Earnings from continuing operations	17.4	30.6	(2.0)	(11.2)	(37)%
Net earnings from discontinued operations, net of tax	—	—	—	—	*
Net earnings	17.4	30.6	(2.0)	(11.2)	(37)%
Less: Net earnings/(loss) attributable to noncontrolling interest, net of tax	—	(0.1)	—	0.1	*
Net earnings attributable to Catalent	$17.4	$30.7	$(2.0)	$(11.3)	(37)%
 *Percentage not meaningful
Net Revenue
Net revenue increased $44.8 million, or 10%, as compared to the three months ended December 31, 2015, excluding the impact of foreign exchange. The increase in net revenue was driven by increased sales across all three reportable segments, led primarily by our Softgel Technologies segment. The increase in net revenue was primarily due to increased end market volume demand for our higher margin prescription products in Europe within our Softgel Technologies segment, favorable end market customer demand for certain offerings within our oral delivery solutions platform and our biologics offerings within our Drug Delivery Solutions segment. We also acquired Pharmatek Laboratories, Inc. in September 2016, which favorably impacted net revenue, partially offset by the resolution of volume commitments in the prior year within our Drug Delivery Solutions segment.
Gross Margin
Gross margin increased $2.6 million, or 2%, as compared to the three months ended December 31, 2015, excluding the impact of foreign exchange, primarily due to increased gross margin within our Softgel Technologies segment driven by a favorable mix shift to higher margin prescription products, partially offset by decreased gross margin within our Drug Delivery Solutions segment primarily driven by the timing of the resolution of volume commitments in the prior year. On a constant currency basis, gross margin, as a percentage of revenue, decreased 240 basis points to 31.0% in the three months ended December 31, 2016, as compared to 33.4% in the prior year primarily driven by the timing of the resolution of volume commitments in the prior year within our Drug Delivery Solutions segment.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $5.0 million, or 5%, as compared to the three months ended December 31, 2015, excluding the impact of foreign exchange, primarily due to incremental employee-related costs of approximately $8 million, of which $2.4 million is attributable to an increase in our non-cash equity-based compensation plans. Other increases to employee-related cost included inflationary increases, certain employee relocation and recruiting costs and health and wellness costs. Equity-based compensation expense increased as a result of a change from a cash-based long-term incentive plan to an equity-based long-term incentive plan. Selling, general and administrative expenses further increased approximately $2.0 million related to integration-related costs, offset by a decrease in acquisition-related transactions costs of approximately $2.0 million. Selling, general and administrative expenses decreased approximately $2.0 million as a result of a reduction of our bad debt expense due to cash recoveries and a reduction of our reserve during the quarter. Selling, general and administrative expenses further decreased approximately $2.0 million due to a reduction in expense related to the temporary suspension of operations at our softgel manufacturing facility in Beinheim, France from November 2015 to April 2016.
Restructuring and Other
Restructuring and other costs of $3.3 million for the three months ended December 31, 2016 increased $2.8 million compared to the three months ended December 31, 2015, excluding the impact of foreign exchange. The three months ended December 31, 2016 included restructuring activities enacted to improve cost efficiency primarily related to employee severance expenses and facility exit costs associated with planned facility expansions and closures to streamline Company operations. Restructuring expense will vary period to period based on the level of recent acquisitions and site consolidation efforts to further streamline the business. Other costs included claim resolution charges of $3.2 million (without regard to possible future insurance recoveries) related to the temporary suspension of operations at our softgel manufacturing facility in Beinheim, France.
Interest Expense, net
Interest expense, net of $22.8 million for the three months ended December 31, 2016 increased by $0.5 million, or 2%, compared to the three months ended December 31, 2015, primarily driven by an average higher level of outstanding debt resulting from an outstanding revolver balance during the period and new euro-denominated 4.75% Senior Notes due 2024 (the "Notes"), offset by principal payments on our term loans and an overall reduction in December 2016 in our interest rates on our senior secured credit facility as compared to the prior period. On December 12, 2016, we completed a private offering of €380.0 million aggregate principal amount ($391 million U.S. dollar equivalent) of the Notes. The proceeds of the Notes were used to repay $200 million of outstanding borrowings on our U.S. dollar denominated term loan, pay the $81 million then outstanding under the Revolving Credit Facility, pay accrued and unpaid interest and certain fees and expenses associated with the offering, fund a previously announced pending acquisition, and provide cash for general corporate purposes. The net increase to our outstanding debt balance is $164 million as compared to June 30, 2016. Concurrent with the private offering of the Notes, we repriced our senior secured credit facilities to lower the interest rate on our U.S. dollar-denominated and euro-denominated term loans. The new applicable rate for the U.S. dollar-denominated term loans is 0.50% lower than the previous rate and the new applicable rate for the euro-denominated term loans is 0.75% lower than the previous rate.
Other (Income)/Expense, net
Other income was $1.8 million for the three months ended December 31, 2016 compared to $3.5 million of other expense for the three months ended December 31, 2015. Other income for the three months ended December 31, 2016 was primarily driven by non-cash net gains of $5.2 million related to foreign currency translation, partially offset by $4.3 million of financing charges related to the December 2016 private offering of the Notes and the repricing and partial paydown of the Company's term loans.
Provision/(Benefit) for Income Taxes
Our provision for income taxes for the three months ended December 31, 2016 was $9.5 million relative to earnings from continuing operations before income taxes of $26.9 million. Our provision for income taxes for the three months ended December 31, 2015 was $9.2 million relative to earnings from continuing operations before income taxes of $39.8 million. The income tax provision for the current period is not comparable to the same period of the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Our effective tax rate at December 31, 2016 reflects benefits derived from operations outside the United States, which are generally taxed at lower rates than the U.S. statutory rate of 35% as well as the benefits of favorable tax rate changes.

Segment Review
Our results on a segment basis for the three months ended December 31, 2016 compared to the three months ended December 31, 2015 were as follows:

	Three Months Ended December 31,		FX impact	Constant Currency Increase/(Decrease)
(Dollars in millions)	2016	2015		Change $	Change %
Softgel Technologies
Net revenue	$201.9	$181.1	$(3.8)	$24.6	14%
Segment EBITDA	43.4	34.8	(2.4)	11.0	32%
Drug Delivery Solutions
Net revenue	214.0	204.1	(6.1)	16.0	8%
Segment EBITDA	50.0	62.1	(2.4)	(9.7)	(16)%
Clinical Supply Services
Net revenue	77.0	76.9	(6.4)	6.5	8%
Segment EBITDA	11.6	13.4	(1.5)	(0.3)	(2)%
Inter-segment revenue elimination	(9.2)	(7.2)	0.3	(2.3)	32%
Unallocated Costs (1)	(19.8)	(12.9)	1.1	(8.0)	62%
Combined Total
Net revenue	$483.7	$454.9	$(16.0)	$44.8	10%

EBITDA from continuing operations	$85.2	$97.4	$(5.2)	$(7.0)	(7)%
(1) Unallocated costs includes equity-based compensation, certain acquisition-related costs, impairment charges, certain other corporate directed costs, certain customer claim expenses related to the temporary Beinheim facility suspension and other costs that are not allocated to the segments as follows:

	Three Months Ended December 31,
(Dollars in millions)	2016	2015
Impairment charges and gain/(loss) on sale of assets	$(0.5)	$0.1
Equity compensation	(4.9)	(2.6)
Restructuring and other special items (2)	(7.2)	(4.2)
Noncontrolling interest	—	0.1
Other income/(expense), net (3)	1.8	3.5
Non-allocated corporate costs, net	(9.0)	(9.8)
Total unallocated costs	$(19.8)	$(12.9)

(2) Segment results do not include restructuring and other costs associated with certain customer claim expenses related to the temporary Beinheim facility suspension and certain acquisition-related costs.

(3) Amounts primarily relate to foreign currency translation gains and losses during all periods presented.

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations:

	Three Months Ended December 31,
(Dollars in millions)	2016	2015
Earnings from continuing operations	$17.4	$30.6
Depreciation and amortization	35.5	35.2
Interest expense, net	22.8	22.3
Income tax (benefit)/expense	9.5	9.2
Noncontrolling interest	—	0.1
EBITDA from continuing operations	$85.2	$97.4
Softgel Technologies segment

	2016 vs. 2015
Factors Contributing to Year-Over-Year Change	Three Months Ended December 31,
	Net Revenue	Segment EBITDA
Organic revenue / Segment EBITDA	14%	32%
Impact of acquisitions	—%	—%
Constant currency change	14%	32%
Foreign currency translation impact on reporting	(3)%	(7)%
Total % Change	11%	25%
Softgel Technologies’ net revenue increased by $24.6 million, or 14%, compared to the three months ended December 31, 2015, excluding the impact of foreign exchange, primarily driven by increased end market volume demand for our higher margin prescription products in Europe, which included increased volume at our Beinheim facility of approximately $13.3 million, compared to lower production levels related to the temporary suspension of operations in the prior fiscal year. In addition, net revenue increased as a result of higher end market volume demand for consumer health products primarily in Europe and Latin America, partially offset by lower end market volume demand for consumer health products in Asia Pacific.
Softgel Technologies' Segment EBITDA increased by $11.0 million, or 32%, as compared to the three months ended December 31, 2015, excluding the impact of foreign exchange, primarily driven by a favorable mix shift to our higher margin prescription products, increased volume and reduced cost at our Beinheim facility of approximately $5.5 million compared to lower production levels related to the temporary suspension of operations in the prior fiscal year. Refer to Note 12 to the unaudited consolidated financial statements included elsewhere in this Report on Form 10-Q for further discussion.
Drug Delivery Solutions segment

	2016 vs. 2015
Factors Contributing to Year-Over-Year Change	Three Months Ended December 31,
	Net Revenue	Segment EBITDA
Organic revenue / Segment EBITDA	4%	(18)%
Impact of acquisitions	4%	2%
Constant currency change	8%	(16)%
Foreign currency translation impact on reporting	(3)%	(3)%
Total % Change	5%	(19)%
Net revenue in our Drug Delivery Solutions segment increased by $16.0 million, or 8%, compared to the three months ended December 31, 2015, excluding the impact of foreign exchange. Excluding the impact of the resolution of volume commitments of $12.5 million in the prior year, organic net revenue increased by 11%, driven primarily by favorable end customer demand for certain higher margin offerings primarily in our U.S. operations within our oral delivery solutions platform of 6%, increased volume from our biologics offerings of 3% and increased net revenue of 2% from our analytical services platform, driven by increased sales volumes related to fee-for-service development work and analytical testing in the U.S.
Drug Delivery Solutions' segment EBITDA decreased by $9.7 million, or 16%, compared to the three months ended December 31, 2015, excluding the impact of foreign exchange, primarily due to the timing of the resolution of volume commitments of $12.5 million in the prior year. Excluding this event, segment EBITDA increased $2.9 million, or 6%, primarily due to an increase in sales volumes driven by favorable end customer demand for certain higher margin offerings primarily in our U.S. operations within our oral delivery solutions platform, increased volume from our biologics offerings and favorable product mix within our analytical services platform.
On September 22, 2016, we acquired Pharmatek Laboratories, Inc., a contract drug development and clinical manufacturing company, based in the U.S. Pharmatek Laboratories adds discovery-to-clinic drug development capabilities, expands our capability for handling highly potent compounds, and adds spray drying to our technologies. The net revenue and EBITDA impact to our Drug Delivery Solutions segment for the three months ended December 31, 2016 is an increase of 4% and 2%, respectively, as compared to the prior-year period.
Clinical Supply Services segment

	2016 vs. 2015
Factors Contributing to Year-Over-Year Change	Three Months Ended December 31,
	Net Revenue	Segment EBITDA
Organic revenue / Segment EBITDA	8%	(2)%
Impact of acquisitions	—%	—%
Constant currency change	8%	(2)%
Foreign currency translation impact on reporting	(8)%	(11)%
Total % Change	—%	(13)%
Clinical Supply Services' net revenue increased by $6.5 million, or 8%, compared to the three months ended December 31, 2015, excluding the impact of foreign exchange, primarily due to increased volume related to our storage and distribution business.
Clinical Supply Services' segment EBITDA decreased by $0.3 million, or 2%, excluding the impact of foreign exchange, compared to the three months ended December 31, 2015, primarily due to unfavorable mix in our storage and distribution business, higher costs related to our depot services and higher administrative expenses, partially offset by favorable mix within our manufacturing and packaging business.

Six Months Ended December 31, 2016 Compared to the Six Months Ended December 31, 2015

	Six Months Ended December 31,		FX impact	Constant Currency Increase/(Decrease)
(Dollars in millions)	2016	2015		Change $	Change %
Net revenue	$925.9	$877.9	$(27.3)	$75.3	9%
Cost of sales	653.9	604.3	(14.8)	64.4	11%
Gross margin	272.0	273.6	(12.5)	10.9	4%
Selling, general and administrative expenses	194.4	175.2	(3.3)	22.5	13%
Impairment charges and (gain)/loss on sale of assets	0.5	1.1	—	(0.6)	(55)%
Restructuring and other	4.4	1.6	(0.2)	3.0	*
Operating earnings	72.7	95.7	(9.0)	(14.0)	(15)%
Interest expense, net	44.9	45.0	(1.6)	1.5	3%
Other (income)/expense, net	(3.9)	(2.9)	(1.3)	0.3	(10)%
Earnings from continuing operations before income taxes	31.7	53.6	(6.1)	(15.8)	(29)%
Income tax expense/(benefit)	9.7	11.2	(1.5)	—	*
Earnings from continuing operations	22.0	42.4	(4.6)	(15.8)	(37)%
Net earnings from discontinued operations, net of tax	—	—	—	—	*
Net earnings	22.0	42.4	(4.6)	(15.8)	(37)%
Less: Net earnings/(loss) attributable to noncontrolling interest, net of tax	—	(0.3)	—	0.3	*
Net earnings attributable to Catalent	$22.0	$42.7	$(4.6)	$(16.1)	(38)%
 *Percentage not meaningful
Net Revenue
Net revenue increased by $75.3 million, or 9%, as compared to the six months ended December 31, 2015, excluding the impact of foreign exchange. The increase in net revenue was driven by higher sales across all three reportable segments, led by our Drug Delivery Solutions and Softgel Technologies segments. The increase in net revenue was primarily due to favorable end customer demand for our biologics offerings and certain offerings within our oral delivery solutions platform within our Drug Delivery Solutions segment. In addition, net revenue increased due to end-market volume demand for our higher margin prescription products in Europe within our Softgel Technologies segment. We also acquired Pharmatek Laboratories, Inc.in September 2016, which favorably impacted net revenue, partially offset by the resolution of volume commitments in the prior year within our Drug Delivery Solutions segment.
Gross Margin
Gross margin increased by $10.9 million, or 4%, as compared to the six months ended December 31, 2015, excluding the impact of foreign exchange, primarily due to increased gross margin within our Softgel Technologies segment driven by increased volume and a favorable mix shift to higher margin prescription products and by increased volumes and favorable product mix within our analytical services platform and our biologics offering within our Drug Delivery Solutions segment, partially offset by the timing of the resolution of volume commitments in the prior year. On a constant currency basis, gross margin, as a percentage of revenue, decreased 140 basis points to 29.8% in the six months ended December 31, 2016 as compared to 31.2% in the prior year, primarily driven by the timing of the resolution of volume commitments in the prior year, partially offset by a favorable shift in product mix as described above.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $22.5 million, or 13%, as compared to the six months ended December 31, 2015, excluding the impact of foreign exchange, primarily due to incremental employee-related costs of approximately $19 million, of which $6.7 million was attributable to an increase in our non-cash equity-based compensation plans. Other increases to employee-related cost included inflationary increases, certain employee retention, relocation and recruiting costs and health and wellness costs. Equity-based compensation expense increased as a result of a change from a cash-based long-term incentive plan to an equity-based long-term incentive plan, an acceleration of expense related to retirement-eligible employees and incremental expense related to stock options that vested upon achieving certain return on invested capital targets. Selling, general and administrative expenses also increased approximately $1.0 million associated with acquisition-related transaction costs, most of which ultimately did not result in completed acquisitions, and approximately $3.0 million related to integration-related costs. Selling, general and administrative expenses decreased approximately $2.0 million as a result of a reduction of our bad debt expense due to cash recoveries and a reduction of our reserve during the quarter. Selling, general and administrative expenses further decreased approximately $1.0 million due to a reduction in expense related to the temporary suspension of operations at our softgel manufacturing facility in Beinheim, France.
Restructuring and Other
Restructuring and other charges of $4.4 million for the six months ended December 31, 2016 increased by $2.8 million, compared to the six months ended December 31, 2015. The six months ended December 31, 2016 included restructuring activities of $1.3 million enacted to improve cost efficiency primarily related to employee severance expenses. Restructuring expense will vary period to period based on the level of acquisitions during the year and site consolidation efforts to further streamline the business. Other costs included claim resolution charges of $3.2 million (without regard to possible future insurance recoveries), related to the temporary suspension of operations at our softgel manufacturing facility in Beinheim, France.
Interest Expense, net
Interest expense, net of $44.9 million for the six months ended December 31, 2016 decreased as compared to the six months ended December 31, 2015. On December 12, 2016, we completed the private offering of the Notes. The proceeds of the Notes were used to repay $200 million of outstanding borrowings on the U.S. dollar denominated term loan, pay the $81 million then outstanding under our revolving credit facility, pay accrued and unpaid interest and certain fees and expenses associated with the offering, fund a previously announced pending acquisition, and provide cash for general corporate purposes. Concurrent with the private offering of the Notes, we repriced our senior secured credit facilities to lower the interest rate on our U.S. dollar-denominated and euro-denominated term loans. The new applicable rate for U.S. dollar-denominated term loans is 0.50% lower than the previous rate and the new applicable rate for euro-denominated term loans is 0.75% lower than the previous rate.
Other (Income)/Expense, net
Other income, net of $3.9 million for the six months ended December 31, 2016 was primarily driven by non-cash net gains from foreign exchange translation recorded during the period of $7.5 million, partially offset by $4.3 million of financing charges related to the December 2015 private offering of the Notes and the repricing and partial paydown of the senior secured credit facility. Other income, net for the six months ended December 31, 2015 of $2.9 million was primarily driven by non-cash net gains from foreign exchange translation recorded during the period of $3.9 million.
Provision/(Benefit) for Income Taxes
Our provision for income taxes for the six months ended December 31, 2016 was $9.7 million relative to earnings before income taxes of $31.7 million. Our provision for income taxes for the six months ended December 31, 2015 was $11.2 million relative to earnings before income taxes of $53.6 million. The income tax provision for the current period is not comparable to the same period of the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Our effective tax rate at December 31, 2016 reflects benefits derived from operations outside the United States, which are generally taxed at lower rates than the U.S. statutory rate of 35%.

Segment Review
The Company’s results on a segment basis for the six months ended December 31, 2016 compared to the six months ended December 31, 2015 were as follows:

	Six Months Ended December 31,		FX impact	Constant Currency Increase/(Decrease)
(Dollars in millions)	2016	2015		Change $	Change %
Softgel Technologies
Net revenue	$388.3	$365.1	$(5.7)	$28.9	8%
Segment EBITDA	73.9	69.4	(4.0)	8.5	12%
Drug Delivery Solutions
Net revenue	405.3	377.7	(10.6)	38.2	10%
Segment EBITDA	92.0	99.6	(4.9)	(2.7)	(3)%
Clinical Supply Services
Net revenue	152.0	154.5	(11.3)	8.8	6%
Segment EBITDA	22.1	27.4	(2.6)	(2.7)	(10)%
Inter-segment revenue elimination	(19.7)	(19.4)	0.3	(0.6)	3%
Unallocated Costs (1)	(40.1)	(26.8)	1.2	(14.5)	54%
Combined Total
Net revenue	$925.9	$877.9	$(27.3)	$75.3	9%

EBITDA from continuing operations	$147.9	$169.6	$(10.3)	$(11.4)	(7)%

(1)
Unallocated costs includes equity-based compensation, certain acquisition-related costs, impairment charges, certain other corporate directed costs, certain customer claim expenses related to the temporary Beinheim facility suspension and other costs that are not allocated to the segments as follows:

	Six Months Ended December 31,
(Dollars in millions)	2016	2015
Impairment charges and gain/(loss) on sale of assets	$(0.5)	$(1.1)
Equity compensation	(11.8)	(5.1)
Restructuring and other special items (2)	(13.1)	(6.2)
Noncontrolling interest	—	0.3
Other income/(expense), net (3)	3.9	2.9
Non-allocated corporate costs, net	(18.6)	(17.6)
Total unallocated costs	$(40.1)	$(26.8)

(2)
Segment results do not include restructuring and other costs associated with certain customer claim expenses related to the temporary Beinheim facility suspension and certain acquisition-related costs.

(3)	Amounts primarily relate to foreign currency translation gains and losses during all periods presented.

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations:

	Six Months Ended December 31,
(Dollars in millions)	2016	2015
Earnings from continuing operations	$22.0	$42.4
Depreciation and amortization	71.3	70.7
Interest expense, net	44.9	45.0
Income tax (benefit)/expense	9.7	11.2
Noncontrolling interest	—	0.3
EBITDA from continuing operations	$147.9	$169.6
Softgel Technologies segment

	2016 vs. 2015
Factors Contributing to Year-Over-Year Change	Six Months Ended December 31,
	Net Revenue	Segment EBITDA
Organic revenue / Segment EBITDA	8%	12%
Impact of acquisitions	—%	—%
Constant currency change	8%	12%
Foreign currency translation impact on reporting	(2)%	(6)%
Total % Change	6%	6%
Softgel Technologies’ net revenue increased $28.9 million, or 8%, excluding the impact of foreign exchange, as compared to the six months ended December 31, 2015, primarily driven by increased end market volume demand for our higher margin prescription products in Europe, which included increased volume at our Beinheim, France facility of approximately $8.6 million, compared to lower production levels related to the temporary suspension of operations in the prior fiscal year.
Softgel Technologies' segment EBITDA increased by $8.5 million, or 12%, as compared to the six months ended December 31, 2015, excluding the impact of foreign exchange, primarily driven by a favorable mix shift to our higher margin prescription products, increased volume and reduced one-time suspension-related cost at our Beinheim facility. Refer to Note 12 to the unaudited consolidated financial statements included elsewhere in this Report on Form 10-Q for further discussion.
Drug Delivery Solutions segment

	2016 vs. 2015
Factors Contributing to Year-Over-Year Change	Six Months Ended December 31,
	Net Revenue	Segment EBITDA
Organic revenue / Segment EBITDA	8%	(4)%
Impact of acquisitions	2%	1%
Constant currency change	10%	(3)%
Foreign currency translation impact on reporting	(3)%	(5)%
Total % Change	7%	(8)%
Net revenue in our Drug Delivery Solutions segment increased by $38.2 million, or 10%, as compared to the six months ended December 31, 2015, excluding the impact of foreign exchange. Excluding the impact of the resolution of volume commitments of $12.5 million in the prior year, organic net revenue increased by 12%, driven primarily by favorable end customer demand for certain higher margin offerings primarily in our U.S. operations within our oral delivery solutions platform of 6%,increased volume from our biologics offerings of 4%, and increased volume from our analytical services platform of 2% driven by increased volumes related to fee-for-service development work and analytical testing in the U.S.

Drug Delivery Solutions' segment EBITDA decreased by $2.7 million, or 3%, as compared to the six months ended December 31, 2015, excluding the impact of foreign exchange, primarily due to the timing of the resolution of volume commitments of $12.5 million in the prior year. Excluding this event, segment EBITDA increased $9.8 million, or 11%, primarily due to increased volumes and favorable product mix within our analytical services platform and our biologics offering, partially offset by lower volumes and unfavorable product mix related to our integrated oral solids development and manufacturing capabilities within our oral delivery solutions platform.
On September 22, 2016, we acquired Pharmatek Laboratories, Inc., a contract drug development and clinical manufacturing company, based in the U.S. Pharmatek Laboratories adds discovery-to-clinic drug development capabilities, expands our capability for handling highly potent compounds, and adds spray drying to our technologies. The net revenue and EBITDA impact to our Drug Delivery Solutions segment for the six months ended December 31, 2016 is an increase of 2% and 1%, respectively as compared to the comparable prior-year period.
Clinical Supply Services segment

	2016 vs. 2015
Factors Contributing to Year-Over-Year Change	Six Months Ended December 31,
	Net Revenue	Segment EBITDA
Organic revenue / Segment EBITDA	6%	(10)%
Impact of acquisitions	—%	—%
Constant currency change	6%	(10)%
Foreign currency translation impact on reporting	(8)%	(9)%
Total % Change	(2)%	(19)%
Clinical Supply Services' net revenue increased by $8.8 million, or 6%, as compared to the six months ended December 31, 2015, excluding the impact of foreign exchange, primarily due to increased volume related to our storage and distribution business.
Clinical Supply Services' segment EBITDA decreased by $2.7 million, or 10%, excluding the impact of foreign exchange, as compared to the six months ended December 31, 2015, primarily due to unfavorable mix within our storage and distribution business and higher administrative expenses.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal source of liquidity has been cash flows generated from operations. The principal uses of cash are to fund planned operating and capital expenditures, interest payments on debt and any mandatory or discretionary principal payments on debt issuances. In the second quarter of fiscal 2017, we also obtained cash available for general corporate purposes from the offering of the Notes. As of December 31, 2016, our financing needs were supported by $200 million of available funds under our revolving credit facility, which was reduced by $13.0 million of outstanding letters of credit. The revolving credit facility matures in May 2019.
On October 29, 2015, our Board of Directors authorized a share repurchase program to use up to $100.0 million to repurchase shares of our outstanding common stock. Under the program, we are authorized to repurchase shares through open market purchases, privately negotiated transactions or otherwise as permitted by applicable federal securities laws. There has been no purchase pursuant to this program as of December 31, 2016.

Cash Flows
The following table summarizes our consolidated statement of cash flows from continuing operations:

	Six Months Ended December 31,
(Dollars in millions)	2016	2015	Difference
Net cash provided by/(used in):
Operating activities	$96.0	$71.5	$24.5
Investing activities	$(138.5)	$(82.5)	$(56.0)
Financing activities	$175.7	$(20.9)	$196.6
Operating Activities
For the six months ended December 31, 2016, cash provided by operating activities was $96.0 million compared to $71.5 million for the comparable prior-year period, driven by favorable working capital changes in the six months ended December 31, 2016 partially offset by a decrease in operating earnings from continuing operations compared to the six months ended December 31, 2015.
Investing Activities
For the six months ended December 31, 2016, cash used in investing activities was $138.5 million compared to $82.5 million for the six months ended December 31, 2015, primarily driven by $85.7 million of cash paid for the acquisition of Pharmatek Laboratories, Inc. net of cash acquired, in the six months ended December 31, 2016. There was no completed acquisition in fiscal 2016. Acquisitions of property, plant and equipment totaled $54.1 million for the six months ended December 31, 2016 compared to $82.5 million in the six months ended December 31, 2015.
Financing Activities
For the six months ended December 31, 2016, cash provided by financing activities was $175.7 million compared to cash used in financing activities of $20.9 million for the six months ended December 31, 2015, primarily driven by proceeds of $397.4 million raised as part of our Notes offering in December 2016. The proceeds of the Notes were used to repay $200 million of outstanding borrowings on the U.S. dollar denominated term loan, pay the $81 million then outstanding under our revolving credit facility, pay accrued and unpaid interest and certain fees and expenses associated with the offering, fund a previously announced pending acquisition, and provide cash for general corporate purposes. In connection with the Notes offering and subsequent partial paydown of the U.S. term loan, the Company incurred $6.9 million of third-party financing costs, of which $0.6 million was expensed, and a $2.0 million expense related to unamortized debt discount and deferred financing costs respectively, both recorded in Other (Income) / Expense, net in the consolidated statement of operations.
Guarantees and Security
Senior Secured Credit Facilities
All obligations under the Operating Company's term loan facilities (as amended, the “Credit Agreement”) and the guarantees of those obligations are secured by substantially all of the following assets of Operating Company and each guarantor, subject to certain exceptions:

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

4.75% Senior Notes Due 2024
All obligations under the Notes are general, unsecured and subordinated to all existing and future secured indebtedness of the guarantors to the extent of the value of the asset securing such indebtedness. The Notes are guaranteed by all of Operating Company's wholly owned U.S. subsidiaries that guarantee the senior secured credit facilities. The Notes are not guaranteed by either PTS Intermediate Holdings, LLC or Catalent, Inc.
Debt Covenants
Senior Secured Credit Facilities
The agreement governing the Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, Operating Company’s (and Operating Company’s restricted subsidiaries’) ability to incur additional indebtedness or issue certain preferred shares; create liens on assets; engage in mergers and consolidations; sell assets; pay dividends and distributions or repurchase capital stock; repay subordinated indebtedness; engage in certain transactions with affiliates; make investments, loans or advances; make certain acquisitions; enter into sale and leaseback transactions, amend material agreements governing Operating Company’s subordinated indebtedness and change Operating Company’s lines of business.
Our Credit Agreement also contains change of control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of December 31, 2016, we were in compliance with all covenants related to our senior-secured obligations.
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
4.75% Senior Notes Due 2024
The Indenture governing the Notes contains covenants that, among other things, limit the ability of Operating Company and its restricted subsidiaries to incur or guarantee more debt or issue certain preferred shares, pay dividends on, repurchase or make distributions in respect of their capital stock or make other restricted payments, make certain investments, sell certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets, enter into certain transactions with their affiliates, and designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions, limitations and qualifications as set forth in the Indenture. The Indenture also contains customary events of default including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of Operating Company or certain of its subsidiaries. Upon an event of default, either the holders of at least 30% in principal amount of the then-outstanding Notes or the Trustee may declare the Notes immediately due and payable, or in certain circumstances, the Notes automatically will become due and immediately payable. As of December 31, 2016, we were in compliance with all covenants related to the Notes obligations.

As of December 31, 2016 and June 30, 2016, the amounts of cash and cash equivalents held by foreign subsidiaries were $246.4 million and $129.1 million, respectively, out of the total consolidated cash and cash equivalents of $255.8 million and $131.6 million, respectively. These balances are dispersed across many international locations around the world. It is our intention to indefinitely reinvest undistributed earnings of our foreign legal entities. In the event we needed to repatriate funds from outside United States, such repatriation will be subject to tax consequences including foreign withholding taxes or U.S. income taxes. Our intent is to continue to reinvest undistributed earnings of our foreign local entities and we do not currently plan to repatriate them to fund our operations in the United States. In the event we need to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences, including foreign withholding taxes or U.S. income taxes. It is not feasible to estimate the amount of U.S. tax that might be payable on the remittance of such earnings.

Backlog
While we generally have long-term supply agreements that provide for a revenue stream over a period of years, our backlog represents, as of a point in time, future service revenues from work not yet completed. For our Softgel and DDS segments, backlog represents firm orders for manufacturing services and includes minimum volumes, where applicable. For our Clinical Services Supply segment, backlog represents estimated future service revenues from work not yet completed under signed contracts. Using these methods of reporting backlog, as of December 31, 2016, backlog was approximately $958.3 million, compared to approximately $827.5 million as of June 30, 2016, including approximately $333.8 million and $292.1 million, respectively, related to our Clinical Supply Services segment. We expect to recognize approximately 67% of revenue from the backlog in existence as of December 31, 2016 by June 30, 2017.
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
Interest Rate Risk Management
A portion of the debt used to finance our operations is exposed to interest-rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed-and floating-rate assets and liabilities. Historically, we have used interest-rate swaps to manage the economic effect of variable rate interest obligations associated with our floating-rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on our future interest expense. As of December 31, 2016, we did not have any interest-rate swap agreements in place that would have the economic effect of modifying the variable interest obligations associated with our floating-rate term loans.
Currency Risk Management
We are exposed to fluctuations in the EUR-USD exchange rate on our investments in our operations in Europe. While we do not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in euros. At December 31, 2016, we had $717.1 million of euro-denominated debt outstanding that qualifies as a hedge of a net investment in foreign operations. Refer to Note 8 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of net investment hedge activity in the period.
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
Contractual Obligations

Besides the changes in our long-term obligations related to our debt facilities and the offering of the Notes as disclosed in Liquidity and Capital Resources earlier in this Item, there has been no significant change to our contractual obligations since our Annual Report on Form 10-K for the period ended June 30, 2016.
Off-Balance Sheet Arrangements
Other than operating leases and outstanding letters of credit as discussed above, we do not have any material off-balance sheet arrangements as of December 31, 2016.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to cash flow and earnings fluctuations as a result of certain market risks. These market risks primarily relate to changes in interest rates associated with our long-term debt obligations and foreign exchange rate changes.
Interest Rate Risk
The Company has historically used interest-rate swaps to manage the economic effect of variable rate interest obligations associated with our floating-rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on our future interest expense. As of December 31, 2016, we did not have any interest-rate swap agreements in place that would either have the economic effect of modifying the variable interest obligations associated with our floating-rate term loans or would be considered an effective cash flow hedge for financial reporting purposes.
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
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any control or procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our President and Chief Executive Officer, and our Executive Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
Changes to the operations of the Company’s Beinheim, France facility to address the issues leading to a temporary suspension of operations imposed by French authorities during November 2015-April 2016 have increased the cost and therefore may affect the profitability of its operation. In addition, more than 25 customers of the facility have presented claims against the Company for alleged losses, including lost profits and other types of indirect or consequential damages, that they have allegedly suffered due to the temporary suspension or have reserved their right to do so subsequently. The Company is unable to estimate at this time either the total value of claims that are reasonably possible to be asserted with respect to this matter or the likely cost to resolve them, although (a) during the second quarter of fiscal 2017, the Company settled or otherwise acknowledged claims relating to this matter totaling $1.7 million, $1.3 million of which has been or is expected to be reimbursed by insurance, (b) the Company recorded an additional $3.2 million for claim amounts that the Company deemed to be both probable and reasonably estimable but is not currently in a position to record under GAAP any insurance recovery with respect to such costs, and (c) certain customers have presented the Company with support for other claims having an aggregate claim value of approximately $35 million. It is noteworthy that, to date, none of the asserted claims takes into account limitations of liability in the contracts governing these claims or any other defense that the Company may assert. In addition, the Company may have insurance for additional costs it may incur as a result of such claims, subject to various deductibles and other limitations, but there can be no assurance as to the aggregate amount or timing of insurance recoveries against any such costs. The Company previously recorded $1.5 million of expense for this matter in fiscal 2016 with respect to amounts to be applied against insurance deductibles.
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
From time to time, the Company receives subpoenas or requests for information relating to the business practices and activities of customers or suppliers from various governmental agencies or private parties, including from state attorneys general, the U.S. Department of Justice, and private parties engaged in patent infringement, antitrust, tort, and other litigation. The Company generally responds to such subpoenas and requests in a timely and thorough manner, which responses sometimes require considerable time and effort and can result in considerable costs being incurred. The Company expects to incur costs in future periods in connection with future requests.

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
Exhibits:

4.1
Indenture dated December 9, 2016, by and among Catalent Pharma Solutions, Inc., the subsidiary guarantors named therein, Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as principal paying agent, and Deutsche Bank Luxembourg S.A., as transfer agent and registrar (incorporated by reference to exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 12, 2016, File No. 001-36587).

10.1
Amendment No. 2 to Amended and Restated Credit Agreement, dated as of December 9, 2016, by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc. as administrative agent, collateral agent and swing line lender and the lenders party thereto, which amends that certain Amended and Restated Credit Agreement, dated as of May 20, 2014 (as amended), by and among Catalent Pharma Solutions, Inc. PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc. and JP Morgan Chase Bank, N.A. as L/C Issuers, the other lenders party thereto and the other agents party thereto (incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 12, 2016, File No. 001-36587).

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

101.1
The following financial information from Catalent, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 formatted in XBRL: (i) Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2016 and 2015; (ii) Consolidated Statements of Comprehensive Income/(Loss) for the Three and Six Months Ended December 31, 2016 and 2015 (iii) Consolidated Balance Sheets as of December 31, 2016 and June 30, 2016; (iv) Consolidated Statement of Changes in Shareholders’ Equity/(Deficit) as of December 31, 2016; (v) Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2016 and 2015; and (vi) Notes to Unaudited Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALENT, INC. (Registrant)

Date:	February 6, 2017	By:	/s/ John R. Chiminski
John R. Chiminski
President & Chief Executive Officer

Date:	February 6, 2017	By:	/s/ Matthew M. Walsh
Matthew M. Walsh
Executive Vice President & Chief Financial Officer