Form 10-Q
period 2017-03-31
Catalent, Inc.
filed 2017-05-04
CIK 1596783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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
______________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On April 28, 2017, there were 124,960,202 shares of the Registrant's common stock, par value $0.01 per share, issued and outstanding.

CATALENT, INC. and Subsidiaries

INDEX TO FORM 10-Q
For the Three and Nine Months Ended March 31, 2017

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

PART I.    FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Catalent, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited; Dollars in millions, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net revenue	$532.6	$438.0	$1,458.5	$1,315.9
Cost of sales	365.2	311.8	1,019.1	916.1
Gross margin	167.4	126.2	439.4	399.8
Selling, general and administrative expenses	100.9	93.4	295.3	268.6
Impairment charges and (gain)/loss on sale of assets	1.8	(0.3)	2.3	0.8
Restructuring and other	0.1	1.8	4.5	3.4
Operating earnings	64.6	31.3	137.3	127.0
Interest expense, net	22.6	21.7	67.5	66.7
Other (income)/expense, net	7.3	(4.2)	3.4	(7.1)
Earnings from continuing operations, before income taxes	34.7	13.8	66.4	67.4
Income tax expense	8.7	3.1	18.4	14.3
Net earnings	26.0	10.7	48.0	53.1
Less: Net (loss) attributable to noncontrolling interest, net of tax	—	—	—	(0.3)
Net earnings attributable to Catalent	$26.0	$10.7	$48.0	$53.4

Earnings per share attributable to Catalent:
Basic
Net earnings	0.21	0.09	0.38	0.43
Diluted
Net earnings	0.21	0.09	0.38	0.42
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited; Dollars in millions)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net earnings	$26.0	$10.7	$48.0	$53.1
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	24.6	(15.9)	(39.2)	(82.3)
Pension and other post-retirement adjustments	0.8	0.6	2.3	1.6
Available for sale investments	1.0	—	16.3	—
Deferred compensation	—	—	—	(0.2)
Other comprehensive income/(loss), net of tax	26.4	(15.3)	(20.6)	(80.9)
Comprehensive income/(loss)	52.4	(4.6)	27.4	(27.8)
Comprehensive income/(loss) attributable to noncontrolling interest	—	—	—	(0.3)
Comprehensive income/(loss) attributable to Catalent	$52.4	$(4.6)	$27.4	$(27.5)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited; Dollars in millions, except per share data)

	March 31, 2017	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$241.2	$131.6
Trade receivables, net	402.6	414.8
Inventories	193.9	154.8
Prepaid expenses and other	90.7	89.0
Total current assets	928.4	790.2
Property, plant, and equipment, net	968.9	905.8
Other assets:
Goodwill	1,030.6	996.5
Other intangibles, net	282.6	294.0
Deferred income taxes	53.0	37.5
Other	21.7	67.1
Total assets	$3,285.2	$3,091.1

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$23.7	$27.7
Accounts payable	137.6	143.7
Other accrued liabilities	228.8	219.8
Total current liabilities	390.1	391.2
Long-term obligations, less current portion	2,025.3	1,832.8
Pension liability	141.5	151.0
Deferred income taxes	43.0	41.4
Other liabilities	42.6	38.8
Commitment and contingencies (see Note 12)

Shareholders' equity/(deficit):
Common stock $0.01 par value; 1.0 billion and 1.0 billion shares authorized on March 31, 2017 and June 30, 2016, 124,927,160 and 124,712,240 issued and outstanding on March 31, 2017 and June 30, 2016, respectively.	1.2	1.2
Preferred stock $0.01 par value; 100 million and 100 million authorized on March 31, 2017 and June 30, 2016, respectively, 0 issued and outstanding on March 31, 2017 and June 30, 2016.	—	—
Additional paid in capital	1,990.1	1,976.5
Accumulated deficit	(1,022.3)	(1,036.1)
Accumulated other comprehensive income/(loss)	(326.3)	(305.7)
Total shareholders' equity	642.7	635.9
Total liabilities and shareholders' equity	$3,285.2	$3,091.1
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity/(Deficit)
(Unaudited; Dollars in millions, share counts in thousands)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity/ (Deficit)
Balance at June 30, 2016	124,712.2	$1.2	$1,976.5	$(1,036.1)	$(305.7)	$635.9
Cumulative effect of a change in accounting for income taxes (Note 1)				(34.2)		(34.2)
Share issuances related to equity based compensation	215.0
Equity compensation			16.4			16.4
Cash paid, in lieu of equity, for tax withholding			(2.8)			(2.8)
Net earnings/(loss)				48.0		48.0
Other comprehensive income/(loss), net tax					(20.6)	(20.6)
Balance at March 31, 2017	124,927.2	$1.2	$1,990.1	$(1,022.3)	$(326.3)	$642.7
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; Dollars in millions)

	Nine Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$48.0	$53.1
Adjustments to reconcile earnings from continued operations to net cash from operations:
Depreciation and amortization	107.8	105.5
Non-cash foreign currency transaction (gain)/loss, net	5.7	(5.2)
Amortization and write off of debt financing costs	5.6	3.4
Asset impairments and (gain)/loss on sale of assets	2.3	0.8
Equity compensation	16.4	8.8
Provision/(benefit) for deferred income taxes	0.8	(0.7)
Provision for bad debts and inventory	5.6	8.2
Change in operating assets and liabilities:
Decrease/(increase) in trade receivables	26.3	20.7
Decrease/(increase) in inventories	(20.2)	(43.7)
Increase/(decrease) in accounts payable	(12.4)	6.6
Other assets/accrued liabilities, net - current and non-current	13.4	(36.1)
Net cash provided by operating activities	199.3	121.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and other productive assets	(87.8)	(107.8)
Proceeds from sale of property and equipment	0.7	—
Payment for acquisitions, net of cash acquired	(169.9)	—
Net cash (used in)/provided by investing activities	(257.0)	(107.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in other borrowings	(5.9)	0.6
Proceeds from borrowing, net	397.4	—
Payments related to long-term obligations	(213.9)	(13.9)
Financing fees paid	(6.4)	—
Purchase of redeemable noncontrolling interest shares	—	(5.8)
Cash paid, in lieu of equity, for tax withholding obligations	(2.8)	(8.0)
Net cash provided by/(used in) financing activities	168.4	(27.1)
Effect of foreign currency on cash	(1.1)	(3.9)
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	109.6	(17.4)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	131.6	151.3
CASH AND EQUIVALENTS AT END OF PERIOD	$241.2	$133.9
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$54.8	$62.6
Income taxes paid, net	$25.8	$30.2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017. The consolidated balance sheet at June 30, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information on the Company's accounting policies and footnotes, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016 filed with the Securities and Exchange Commission ("SEC").
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

Foreign Currency Translation
The financial statements of the Company’s operations outside the U.S. are generally measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign operations into U.S. dollars are accumulated as a component of other comprehensive income/(loss) utilizing period-end exchange rates. The currency fluctuations related to certain long-term inter-company loans deemed to not be repayable in the foreseeable future have been recorded within cumulative translation adjustment, a component of other comprehensive income/(loss). In addition, the currency fluctuation associated with the portion of the Company’s euro-denominated debt designated as a net investment hedge is included as a component of other comprehensive income/(loss). Foreign currency transaction gains and losses calculated by utilizing weighted average exchange rates for the period are included in the consolidated statements of operations in the other (income)/expense, net line item. Foreign currency translation gains and losses generated from inter-company loans that are long-term in nature, but may be repayable in the foreseeable future, are also recorded within the other (income)/expense, net line item on the consolidated statements of operations.
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
Property and Equipment and Other Definite Lived Intangible Assets
Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including capital lease assets that are amortized over the shorter of their useful lives or the terms of the respective leases. The Company generally uses the following ranges of useful lives for its property and equipment categories: buildings and improvements — 5 to 50 years; machinery and equipment — 3 to 10 years; and furniture and fixtures — 3 to 7 years. Depreciation expense was $25.5 million and $74.7 million for the three and nine months ended March 31, 2017, respectively, and $23.4 million and $70.5 million for the three and nine months ended March 31, 2016, respectively. Depreciation expense includes amortization of assets related to capital leases. The Company charges repairs and maintenance costs to expense as incurred. The amount of capitalized interest was immaterial for all periods presented.

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
Research and Development Costs
The Company expenses research and development costs as incurred. Costs incurred in connection with the development of new offerings and manufacturing process improvements are recorded within selling, general and administrative expenses. Such research and development costs included in selling, general and administrative expenses amounted to $2.3 million and $5.3 million for the three and nine months ended March 31, 2017, respectively, and $2.1 million and $5.8 million for the three and nine months ended March 31, 2016, respectively. Costs incurred in connection with research and development services the Company provides to customers and services performed in support of the commercial manufacturing process for customers are recorded within cost of sales. Such research and development costs included in cost of sales amounted to $11.5 million and $32.8 million for the three and nine months ended March 31, 2017, respectively, and $11.7 million and $35.8 million for the three and nine months ended March 31, 2016, respectively.
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

Recent Financial Accounting Standards
Recently Adopted Accounting Standards
In October 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory, which reduces the complexity in accounting for income taxes by requiring the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, the income tax consequence of these transactions was not recognized until the asset was sold to an outside party. The guidance will be applied on a modified retrospective basis with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The ASU will be effective for publicly reporting entities in fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted only in the first interim period of a fiscal year. The Company elected to adopt ASU 2016-16 effective July 1, 2016, which resulted in a cumulative-effect adjustment of $34.2 million charged to the opening balance of the accumulated deficit, reduction to other non-current and current assets of $45.6 million and $6.6 million, respectively, increase in deferred tax assets of $14.7 million, and reduction of deferred tax liabilities of $3.2 million. The impact on net earnings and earnings per share in the current period was not material.
In March 2016, the FASB issued ASU 2016-09 Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payment transactions, requiring all excess tax benefits and deficiencies to be recognized in income tax expense or benefit in earnings. An entity can make an accounting policy election to either estimate the expected future forfeiture of awards or account for the cost or benefit as forfeitures occur. The guidance will be effective for publicly reporting entities in fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. The Company early-adopted ASU 2016-09 during the fourth quarter of fiscal 2016 on a modified retrospective basis, which had an effect on the consolidated statements of operations, comprehensive income/(loss), and cash flows for the nine months ended March 31, 2016. The consolidated statements of comprehensive income/(loss) and cash flows for the nine months ended March 31, 2016 have been adjusted to reflect the changes in net earnings during that period as a result of the adoption of the new guidance. The following table summarizes the Company's As Reported and As Adjusted changes to the consolidated statement of operations for the nine months ended March 31, 2016 (in millions):

	Three Months Ended		Nine Months Ended
	March 31, 2016		March 31, 2016
(Dollars in millions, except per share amounts)	As Reported	As Adjusted	As Reported	As Adjusted
Selling, general and administrative expenses	$93.2	$93.4	$268.4	$268.6
Earnings from continuing operations before income taxes	14.0	13.8	67.6	67.4
Income tax expense/(benefit)	4.2	3.1	$18.3	$14.3
Net earnings	9.8	10.7	49.3	53.1
Net earnings attributable to Catalent	$9.8	$10.7	$49.6	$53.4

Earnings per share attributable to Catalent:
Basic
Net earnings	0.08	0.09	0.40	0.43
Diluted
Net earnings	0.08	0.09	0.39	0.42
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

New Accounting Standards Not Adopted as of March 31, 2017
In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires entities to report the service cost component of the net periodic benefit cost in the same income statement line as other compensation costs arising from services rendered by employees during the reporting period. The other components of the net benefit costs will be presented in the income statement separately from the service cost and below the income from operations subtotal. The ASU will be effective for public reporting entities in fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted in the first interim period of a fiscal year. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 of the current goodwill impairment test, the requirement to calculate the implied fair value of goodwill in measuring the goodwill impairment charge. Instead, under this update, the impairment charge will be measured based on the excess of a reporting unit's carrying value over its fair value. The ASU will be effective for public reporting entities in fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company will early adopt this guidance during the fourth quarter of fiscal 2017 when the annual goodwill impairment test is completed and apply the guidance prospectively. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides additional guidance on the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The ASU will be effective for public reporting entities in fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.
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
The following table summarizes the changes between June 30, 2016 and March 31, 2017 in the carrying amount of goodwill in total and by reporting segment:

(Dollars in millions)	Softgel Technologies	Drug Delivery Solutions	Clinical Supply Services	Total
Balance at June 30, 2016	$405.9	$435.1	$155.5	$996.5
Additions	4.5	48.5	—	53.0
Foreign currency translation adjustments	(1.6)	(10.3)	(7.0)	(18.9)
Balance at March 31, 2017	$408.8	$473.3	$148.5	$1,030.6
The $48.5 million addition in goodwill within DDS is associated with the acquisition of Pharmatek Laboratories, Inc. ("Pharmatek") in September 2016 and the preliminary fair value allocation. The Company is in the process of finalizing the valuation of the individual assets acquired and liabilities assumed. The goodwill addition reported above is based on management's best current estimate. The fair value allocation is expected to be completed upon finalization of an independent appraisal over the next several months, but no later than one year from the acquisition date.
The $4.5 million addition in goodwill within Softgel Technologies is associated with the acquisition of Accucaps Industries Limited ("Accucaps") in February 2017 and the preliminary fair value allocation. The Company is in the process of finalizing the valuation of the individual assets acquired and liabilities assumed. The goodwill addition reported above is based on management's best current estimate. The fair value allocation is expected to be completed upon finalization of an independent appraisal over the next several months, but no later than one year from the acquisition date.
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
The details of other intangible assets subject to amortization as of March 31, 2017 and June 30, 2016, are as follows:

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
March 31, 2017
Amortized intangibles:
Core technology	18 years	$168.3	$(71.3)	$97.0
Customer relationships	14 years	251.4	(100.5)	150.9
Product relationships	12 years	203.7	(169.0)	34.7
Total intangible assets		$623.4	$(340.8)	$282.6
The increase in customer relationships is associated with the preliminary fair value allocation of the acquisitions of Pharmatek in September 2016 and Accucaps in February 2017.

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2016
Amortized intangibles:
Core technology	18 years	$170.6	$(64.9)	$105.7
Customer relationships	14 years	230.3	(90.9)	139.4
Product relationships	12 years	208.6	(159.7)	48.9
Total intangible assets		$609.5	$(315.5)	$294.0
Amortization expense was $11.0 million and $33.1 million for the three and nine months ended March 31, 2017, respectively, and $11.4 million and $35.0 million for the three and nine months ended March 31, 2016, respectively. Future amortization expense for the next five fiscal years is estimated to be:

(Dollars in millions)	Remainder Fiscal 2017	2018	2019	2020	2021	2022
Amortization expense	$11.1	$44.3	$38.8	$25.3	$25.3	$25.3

4.	LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS
Long-term obligations and other short-term borrowings consist of the following at March 31, 2017 and June 30, 2016:

(Dollars in millions)	Maturity	March 31, 2017	June 30, 2016
Senior Secured Credit Facilities
Term loan facility dollar-denominated	May 2021	$1,247.2	$1,454.2
Term loan facility euro-denominated	May 2021	337.8	345.2
4.75% Senior Euro-denominated Notes	December 2024	406.2	—
$200 million Revolving Credit Facility	May 2019	—	—
Capital lease obligations	2020 to 2032	52.7	51.4
Other obligations	2017 to 2018	5.1	9.7
Total		2,049.0	1,860.5
Less: Current portion of long-term obligations and other short-term borrowings		23.7	27.7
Long-term obligations, less current portion		$2,025.3	$1,832.8

Senior Secured Credit Facilities and Second Amendment
Borrowings under Operating Company's term loan facilities and the revolving credit facility originally bore interest, at Operating Company’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the higher of (1) the rate of interest published by The Wall Street Journal as its “prime lending rate” and (2) the federal funds rate plus one-half of 1% or (b) a LIBOR rate determined by reference to the London Interbank Offered Rate set by ICE Benchmark Administration (or any successor thereto). The applicable margin for the term loans and borrowings under the revolving credit facility may be reduced subject to Operating Company attaining a certain total net leverage ratio. The applicable margin for borrowings was originally 3.25% for loans based on a LIBOR rate and 2.50% for loans based on a base rate. The LIBOR rate for term loans is subject to a floor of 1.00% and the base rate for term loans is subject to a floor of 2.00%.

On December 9, 2016, Operating Company completed the Second Amendment (the "Amendment") to the Amended and Restated Credit Agreement, dated as of May 20, 2014, governing all term loan and revolving credit facilities (as amended, the "Credit Agreement") to lower the interest rate on its U.S. dollar-denominated and euro-denominated term loans. The new applicable rate for the U.S. dollar-denominated term loan is LIBOR (subject to a floor of 1.00%) plus 2.75%, which is 0.50% lower than the previous rate, and the new applicable rate for the euro-denominated term loans is LIBOR (subject to a floor of 1.00%) plus 2.50%, which is 0.75% lower than the previous rate. The Amendment further eliminates “step” pricing based on a measure of Operating Company's total leverage ratio. The Amendment also includes a prepayment premium of 1.0% in the event of another repricing event on or before the six-month anniversary of the Amendment. There is no change to maturities or covenants as a result of the Amendment. In connection with the Amendment, the Company incurred $1.7 million of associated fees, which were expensed in Other (Income) / Expense, net in the consolidated statement of operations.

4.75% Senior Euro-denominated Notes
On December 9, 2016, Operating Company, completed a private offering of €380.0 million aggregate principal of 4.75% Senior Notes due 2024 (the “Notes”). The Notes are fully and unconditionally guaranteed, jointly and severally, by all of the wholly owned U.S. subsidiaries of Operating Company that guarantee its senior secured credit facilities. The Notes were offered in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and outside the United States only to non-U.S. investors pursuant to Regulation S under the Securities Act. The Notes will mature on December 15, 2024 and bear interest at the rate of 4.75% per annum and are payable semi-annually in arrears on June 15 and December 15 of each year. The proceeds of the Notes were used to repay $200 million of outstanding borrowings on the U.S. dollar-denominated term loan, pay the $81 million then outstanding under the revolving credit facility, pay accrued and unpaid interest and certain fees and expenses associated with the offering, fund a previously announced pending acquisition, and provide cash for general corporate purposes. In connection with the Notes offering and subsequent payment of the U.S. dollar-denominated term loan, Operating Company incurred $6.9 million of third-party financing costs, of which $0.6 million was expensed, and a $2.0 million expense related to unamortized debt discount and deferred financing costs, both recorded in Other (Income) / Expense, net in the consolidated statement of operations.
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
The Credit Agreement also contains change of control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of March 31, 2017, the Company was in compliance with all material covenants related to its senior-secured obligations.
Subject to certain exceptions, the Credit Agreement permits Operating Company and its restricted subsidiaries to incur certain additional indebtedness, including secured indebtedness. None of Operating Company’s non-U.S. subsidiaries or Puerto Rico subsidiaries is a guarantor of the loans.

Under the Credit Agreement, Operating Company’s ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments and paying certain dividends is tied to ratios based on Adjusted EBITDA (which is defined as “Consolidated EBITDA” in the Credit Agreement). Adjusted EBITDA is based on the definitions in the Credit Agreement, is not defined under U.S. GAAP, and is subject to important limitations.
4.75% Senior Euro-denominated Notes
The Indenture governing the Notes contains certain covenants that, among other things, limit the ability of Operating Company and its restricted subsidiaries to incur or guarantee more debt or issue certain preferred shares, pay dividends on, repurchase or make distributions in respect of their capital stock or make other restricted payments, make certain investments, sell certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets, enter into certain transactions with their affiliates, and designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions, limitations and qualifications as set forth in the Indenture. The Indenture also contains customary events of default including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of Operating Company or certain of its subsidiaries. Upon an event of default, either the holders of at least 30% in principal amount of the then-outstanding Notes or the Trustee may declare the Notes immediately due and payable, or in certain circumstances, the Notes automatically will become immediately due and payable. As of March 31, 2017, the Company was in compliance with all material covenants related to the Notes.
Fair Value of Debt Instruments
The estimated fair value of the senior secured credit facility, a Level 2 fair value estimate, is based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities and considers collateral, if any. The estimated fair value of the Notes, a Level 1 fair value estimate, is based on the quoted market prices of the instrument. The carrying amounts and the estimated fair values of financial instruments as of March 31, 2017 and June 30, 2016 are as follows:

		March 31, 2017		June 30, 2016
(Dollars in millions)	Fair Value Measurement	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
4.75% Senior Euro-denominated Notes	Level 1	$406.2	$429.6	$—	$—
Senior Secured Credit Facilities & Other	Level 2	1,642.8	1,649.2	1,860.5	1,868.8
Total		$2,049.0	$2,078.8	$1,860.5	$1,868.8

5.	EARNINGS PER SHARE
The reconciliations between basic and diluted earnings per share attributable to Catalent common shareholders for the three and nine months ended March 31, 2017 and 2016, respectively, are as follows (dollars in millions, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net earnings attributable to Catalent	$26.0	$10.7	$48.0	$53.4

Weighted average shares outstanding	124,951,928	124,809,898	124,897,130	124,793,732
Dilutive securities issuable-stock plans	1,847,202	962,861	1,587,196	1,139,309
Total weighted average diluted shares outstanding	126,799,130	125,772,759	126,484,326	125,933,041

Basic earnings per share of common stock:
Net earnings attributable to Catalent	$0.21	$0.09	$0.38	$0.43

Diluted earnings per share of common stock - assuming dilution:
Net earnings attributable to Catalent	$0.21	$0.09	$0.38	$0.42
The computation of diluted earnings per share for the three and nine months ended March 31, 2017 excludes the effect of 0.5 million shares potentially issuable pursuant to awards granted under the 2007 Stock Incentive Plan, because the vesting provisions of those awards specify performance-based conditions that had not been met as of the period end. The computation of diluted earnings per share for the three and nine months ended March 31, 2016 excludes the effect of 2.0 million shares potentially issuable pursuant to awards granted under the 2007 Stock Incentive Plan and the 2014 Omnibus Incentive Plan, because the vesting provisions of those awards specify performance- or market-based conditions that had not been met as of the period end. Further, the computation of diluted earnings per share for the three months ended March 31, 2017 and 2016 excludes the effect of potential common shares issuable under the employee-held stock options and restricted stock units of approximately 0.8 million and 1.0 million shares, respectively, because they are anti-dilutive. The computation of diluted earnings per share for the nine months ended March 31, 2017 and 2016 excludes the effect of potential common shares issuable under the employee-held stock options and restricted stock units of approximately 0.9 million and 1.2 million shares, respectively, because they are anti-dilutive.

6.	OTHER (INCOME) / EXPENSE, NET
The components of Other (Income) / Expense, net for the     three and nine months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2017	2016	2017	2016
Other (income) / expense, net
Debt refinancing costs (1)	$—	$—	$4.3	$—
Foreign currency (gains) and losses	7.3	(3.6)	(0.2)	(7.5)
Other	—	(0.6)	(0.7)	0.4
Total Other (Income) / Expense, net	$7.3	$(4.2)	$3.4	$(7.1)

(1) Refer to Note 4 for discussions of the December 2016 re-financing activity.

7.	RESTRUCTURING AND OTHER COSTS
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
The following table summarizes the significant costs recorded within restructuring costs:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2017	2016	2017	2016
Restructuring costs:
Employee-related reorganization	$3.1	$1.8	$3.7	$3.4
Facility exit and other costs	(3.0)	—	(2.4)	—
Total restructuring costs	$0.1	$1.8	$1.3	$3.4
Other - Beinheim customer claims	—	—	3.2	—
Total restructuring and other costs	$0.1	$1.8	$4.5	$3.4

8.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to fluctuations in the applicable exchange rate on its investments in foreign operations. While the Company does not actively hedge against changes in foreign currency, the Company has mitigated its exposure from its investments in its European operations by denominating a portion of its debt in euros. At March 31, 2017, the Company had euro-denominated debt outstanding of $744.0 million that is designated and qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the effective portions of the translation gains or losses are reported in accumulated other comprehensive income/(loss) as part of the cumulative translation adjustment. The ineffective portions of the translation gains or losses are reported in the statement of operations. The following table includes net investment hedge activity during the three and nine months ended March 31, 2017 and March 31, 2016.

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2017	2016	2017	2016
Unrealized foreign exchange gain/(loss) within other comprehensive income	$(13.9)	$(4.1)	$(3.9)	$(1.6)
Unrealized foreign exchange gain/(loss) within statement of operations	$(13.5)	$(3.1)	$(5.9)	$1.3
The net accumulated gain of the instrument designated as the hedge as of March 31, 2017 within other comprehensive income/(loss) was approximately $77.5 million. Amounts are reclassified out of accumulated other comprehensive income/(loss) into earnings when the entity to which the gains and losses relate is either sold or substantially liquidated.

9.	INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740 Income Taxes. Generally, fluctuations in the effective tax rate are primarily due to changes in U.S. and non-U.S. pretax income resulting from the Company’s business mix and changes in the tax impact of special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Such discrete items include, but are not limited to, changes in foreign statutory tax rates, the amortization of certain assets, and the tax impact of changes in its ASC 740 unrecognized tax benefit reserves. In the normal course of business, the Company is subject to examination by taxing authorities around the world, including such major jurisdictions as the United States, Germany, France, and the United Kingdom. The Company is no longer subject to new non-U.S. income tax examinations for years prior to fiscal year 2007. Under the terms of the 2007 purchase agreement by which the selling stockholders acquired their interest in the Company, the Company is indemnified by its former owner for tax liabilities that may arise after the 2007 purchase that relate to tax periods prior to April 10, 2007. The indemnification agreement applies to, among other taxes, any and all federal, state and international income-based taxes as well as related interest and penalties. As of March 31, 2017 and June 30, 2016, approximately $0.8 million and $1.7 million, respectively, of unrecognized tax benefit are subject to indemnification by the Company's former owner.

ASC 740 includes guidance on the accounting for uncertainty in income taxes recognized in the financial statements. This standard provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeal or litigation process, based on the technical merits. As of March 31, 2017, the Company had a total of $61.5 million of unrecognized tax benefits. A reconciliation of its reserves for uncertain tax positions, excluding accrued interest and penalties, for March 31, 2017 is as follows:

(Dollars in millions)
Balance at June 30, 2016	$61.5
Additions for tax positions of current year	1.6
Reductions for tax positions of prior years	(1.4)
Lapse of the applicable statute of limitations	(0.2)
Balance at March 31, 2017	$61.5
As of March 31, 2017 and June 30, 2016, the Company had a total of $67.2 million and $67.1 million, respectively, of uncertain tax positions (including accrued interest and penalties). As of these dates, $45.7 million and $45.7 million, respectively, represent the amount of unrecognized tax benefits, which, if recognized, would favorably affect the effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of March 31, 2017 and June 30, 2016, the Company has approximately $5.7 million and $5.6 million, respectively, of accrued interest and penalties related to uncertain tax positions. As of these dates, the portion of such interest and penalties subject to indemnification by its former owner is $1.7 million and $2.1 million, respectively.

10.	EMPLOYEE RETIREMENT BENEFIT PLANS
Components of the Company’s net periodic benefit costs are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$0.8	$0.7	$2.4	$2.1
Interest cost	1.6	2.6	4.9	8.0
Expected return on plan assets	(2.7)	(2.4)	(8.1)	(7.5)
Amortization (1)	1.1	0.6	3.2	2.0
Net amount recognized	$0.8	$1.5	$2.4	$4.6

(1)	Amount represents the amortization of unrecognized actuarial gains/(losses).
As previously disclosed, the Company notified the trustees of a multi-employer pension plan of its withdrawal from participation in such plan in fiscal 2012. The actuarial review process, administered by the plan trustees ended in fiscal 2015. The liability reported reflects the present value of the Company's expected future long-term obligations. The estimated discounted value of the projected contributions related to such plans was $39.2 million as of March 31, 2017 and $39.3 million as of June 30, 2016 and is included within pension liability on the consolidated balance sheets. The annual cash impact associated with the Company's obligation in such plan approximates $1.7 million per year.

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
On October 29, 2015, the Company’s Board of Directors authorized a share repurchase program to use up to $100.0 million to repurchase shares of its outstanding common stock. Under the program, the Company is authorized to repurchase shares through open market purchases, privately negotiated transactions or otherwise as permitted by applicable federal securities laws. There has been no purchase pursuant to this program as of March 31, 2017.

Accumulated other comprehensive income/(loss)
The components of the changes in the cumulative translation adjustment, minimum pension liability and available for sale investment for the three and nine months ended March 31, 2017 and March 31, 2016 are presented below.

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2017	2016	2017	2016
Foreign currency translation adjustments:
Net investment hedge	$(13.9)	$(4.1)	$(3.9)	$(1.6)
Long-term intercompany loans	3.0	(18.3)	(17.9)	(38.1)
Translation adjustments	30.6	5.0	(18.6)	(43.2)
Total foreign currency translation adjustment, pretax	19.7	(17.4)	(40.4)	(82.9)
Tax expense/(benefit)	(4.9)	(1.5)	(1.2)	(0.6)
Total foreign currency translation adjustment, net of tax	$24.6	$(15.9)	$(39.2)	$(82.3)

Net change in minimum pension liability
Net gain/(loss) recognized during the period	1.1	0.8	3.2	2.2
Total pension, pretax	1.1	0.8	3.2	2.2
Tax expense/(benefit)	0.3	0.2	0.9	0.6
Net change in minimum pension liability, net of tax	$0.8	$0.6	$2.3	$1.6

Net change in available for sale investment:
Net gain/(loss) recognized during the period	0.8	—	25.3	—
Total available for sale investment, pretax	0.8	—	25.3	—
Tax expense/(benefit)	(0.2)	—	9.0	—
Net change in available for sale investment, net of tax	$1.0	$—	$16.3	$—

For the three months ended March 31, 2017, the changes in accumulated other comprehensive income, net of tax by component are as follows:

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Other Post-Retirement Adjustments	Available for Sale investment Adjustments	Total
Balance at December 31,2016	$(312.6)	$(55.4)	$15.3	$(352.7)
Other comprehensive income/(loss) before reclassifications	24.6	—	1.0	25.6
Amounts reclassified from accumulated other comprehensive income	—	0.8	—	0.8
Net current period other comprehensive income (loss)	24.6	0.8	1.0	26.4
Balance at March 31, 2017	$(288.0)	$(54.6)	$16.3	$(326.3)

For the nine months ended March 31, 2017, the changes in accumulated other comprehensive income, net of tax by component are as follows:

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Other Post-Retirement Adjustments	Available for Sale investment Adjustments	Total
Balance at June 30, 2016	$(248.8)	$(56.9)	$—	$(305.7)
Other comprehensive income/(loss) before reclassifications	(39.2)	—	16.3	(22.9)
Amounts reclassified from accumulated other comprehensive income	—	2.3	—	2.3
Net current period other comprehensive income (loss)	(39.2)	2.3	16.3	(20.6)
Balance at March 31, 2017	$(288.0)	$(54.6)	$16.3	$(326.3)

The Company held an investment in a specialty pharmaceutical company, which was treated as a cost method investment prior to the second quarter of fiscal 2017. In the second quarter of fiscal 2017, the specialty pharmaceutical company became publicly traded after an initial public offering and as a result the Company recognized an unrealized gain on the investment of $15.3 million, net of tax. This amount is reflected in accumulated other comprehensive income.

12.	COMMITMENTS AND CONTINGENCIES
During the period November 2015 through April 2016, the primary French drug regulatory agency temporarily suspended operations at the Company’s softgel manufacturing facility in Beinheim, France, subject to exemptions for certain types of operations, and the Company continues to resolve claims stemming therefrom. To date, more than 25 customers of the facility have presented claims against the Company for alleged losses, including lost profits and other types of indirect or consequential damages, that they have allegedly suffered due to the temporary suspension, or have reserved their right to do so subsequently. The Company is unable to estimate at this time either the total value of claims that are reasonably possible to be asserted with respect to this matter or the likely cost to resolve them, although (a) as of the end of the third quarter of fiscal 2017, the Company recorded $3.2 million for claim amounts that the Company deemed to be both probable and reasonably estimable but is not currently in a position to record under GAAP any insurance recovery with respect to such costs and (b) certain customers have presented the Company with support for other claims having an aggregate claim value of approximately $37 million. It is noteworthy that, to date, none of the asserted claims takes into account limitations of liability in the contracts governing these claims or any other defense that the Company may assert. In addition, the Company may have insurance for additional costs it may incur as a result of such claims, subject to various deductibles and other limitations, but there can be no assurance as to the aggregate amount or timing of insurance recoveries against any such costs. Changes to the operations of the Beinheim facility to address the issues leading to the suspension have increased the cost and therefore may affect the profitability of its operation.
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
All prior period comparative segment information has been restated to reflect the current reportable segments in accordance with ASC 280 Segment Reporting. The following tables include net revenue and Segment EBITDA during the three and nine months ended March 31, 2017 and March 31, 2016:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2017	2016	2017	2016
Softgel Technologies
Net revenue	$209.9	$185.1	$598.2	$550.2
Segment EBITDA	51.4	35.4	125.3	104.8
Drug Delivery Solutions
Net revenue	234.6	190.5	639.9	568.2
Segment EBITDA	59.5	39.9	151.5	139.5
Clinical Supply Services
Net revenue	97.5	71.5	249.5	226.0
Segment EBITDA	15.7	12.1	37.8	39.5
Inter-segment revenue elimination	(9.4)	(9.1)	(29.1)	(28.5)
Unallocated Costs (1)	(32.8)	(17.1)	(72.9)	(43.9)
Combined Totals:
Net revenue	$532.6	$438.0	$1,458.5	$1,315.9

EBITDA from continuing operations	$93.8	$70.3	$241.7	$239.9

(1)
Unallocated costs includes equity-based compensation, certain acquisition-related costs, impairment charges, certain other corporate directed costs, certain customer claim expenses related to the Beinheim facility suspension and other costs that are not allocated to the segments as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2017	2016	2017	2016
Impairment charges and gain/(loss) on sale of assets	$(1.8)	$0.3	$(2.3)	$(0.8)
Equity compensation	(4.6)	(3.6)	(16.4)	(8.7)
Restructuring and other special items (2)	(8.5)	(9.5)	(21.6)	(15.7)
Noncontrolling interest	—	—	—	0.3
Other income/(expense), net (3)	(7.3)	4.2	(3.4)	7.1
Non-allocated corporate costs, net	(10.6)	(8.5)	(29.2)	(26.1)
Total unallocated costs	$(32.8)	$(17.1)	$(72.9)	$(43.9)

(2)	Segment results do not include restructuring and other costs associated with certain customer claim expenses related to the Beinheim facility suspension and certain acquisition-related costs.

(3)	Amounts primarily relate to foreign currency translation gains and losses during all periods presented.
Provided below is a reconciliation of EBITDA from continuing operations to earnings/(loss) from continuing operations, the closest related measure prepared in accordance with GAAP:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2017	2016	2017	2016
Earnings from continuing operations	$26.0	$10.7	$48.0	$53.1
Depreciation and amortization	36.5	34.8	107.8	105.5
Interest expense, net	22.6	21.7	67.5	66.7
Income tax (benefit)/expense	8.7	3.1	18.4	14.3
Noncontrolling interest	—	—	—	0.3
EBITDA from continuing operations	$93.8	$70.3	$241.7	$239.9
The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the consolidated financial statements:

(Dollars in millions)	March 31, 2017	June 30, 2016
Assets
Softgel Technologies	$1,590.7	$1,446.4
Drug Delivery Solutions	1,560.7	1,475.7
Clinical Supply Services	595.4	578.9
Corporate and eliminations	(461.6)	(409.9)
Total assets	$3,285.2	$3,091.1

14.	SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplementary balance sheet information at March 31, 2017 and June 30, 2016 is detailed in the following tables.
Inventories
Work-in-process and finished goods inventories include raw materials, labor, and overhead. Total inventories consist of the following:

(Dollars in millions)	March 31, 2017	June 30, 2016
Raw materials and supplies	$113.5	$88.7
Work-in-process	41.8	30.7
Finished goods	55.1	55.2
Total inventories, gross	210.4	174.6
Inventory reserve	(16.5)	(19.8)
Inventories	$193.9	$154.8
Prepaid expenses and other
Prepaid expenses and other current assets consist of the following:

(Dollars in millions)	March 31, 2017	June 30, 2016
Prepaid expenses	$22.4	$29.3
Spare parts supplies	11.7	10.8
Short term investments	—	7.0
Long term tax asset (current portion) (1)	—	6.8
Available for sale investment	27.6	—
Other current assets	29.0	35.1
Prepaid expenses and other	$90.7	$89.0
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
Property, plant, and equipment, net
Property, plant, and equipment, net consist of the following:

(Dollars in millions)	March 31, 2017	June 30, 2016
Land, buildings, and improvements	$720.8	$649.6
Machinery, equipment, and capitalized software	804.8	757.1
Furniture and fixtures	10.1	9.9
Construction in progress	125.3	134.1
Property, plant, and equipment, at cost	1,661.0	1,550.7
Accumulated depreciation	(692.1)	(644.9)
Property, plant, and equipment, net	$968.9	$905.8

Other accrued liabilities
Other accrued liabilities consist of the following:

(Dollars in millions)	March 31, 2017	June 30, 2016
Accrued employee-related expenses	$82.9	$82.8
Restructuring accrual	3.9	6.1
Accrued interest	6.2	0.1
Deferred revenue and fees	59.4	46.2
Accrued income tax	27.6	38.8
Other accrued liabilities and expenses	48.8	45.8
Other accrued liabilities	$228.8	$219.8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations
Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

	Three Months Ended March 31,		FX impact	Constant Currency Increase/(Decrease)
(Dollars in millions)	2017	2016		Change $	Change %
Net revenue	$532.6	$438.0	$(13.3)	$107.9	25%
Cost of sales	365.2	311.8	(7.9)	61.3	20%
Gross margin	167.4	126.2	(5.4)	46.6	37%
Selling, general and administrative expenses	100.9	93.4	(1.3)	8.8	9%
Impairment charges and (gain)/loss on sale of assets	1.8	(0.3)	(0.1)	2.2	*
Restructuring and other	0.1	1.8	0.5	(2.2)	*
Operating earnings	64.6	31.3	(4.5)	37.8	*
Interest expense, net	22.6	21.7	(0.5)	1.4	6%
Other (income)/expense, net	7.3	(4.2)	(0.8)	12.3	*
Earnings from continuing operations, before income taxes	34.7	13.8	(3.2)	24.1	*
Income tax expense	8.7	3.1	(0.4)	6.0	*
Net earnings	26.0	10.7	(2.8)	18.1	*
Less: Net earnings/(loss) attributable to noncontrolling interest, net of tax	—	—	—	—	*
Net earnings attributable to Catalent	$26.0	$10.7	$(2.8)	$18.1	*
 *Percentage not meaningful
Net Revenue
Net revenue increased $107.9 million, or 25%, as compared to the three months ended March 31, 2016, excluding the impact of foreign exchange. The increase in net revenue was driven by increased sales across all three reportable segments, led primarily by our Drug Delivery Solutions segment. The increase in net revenue was primarily due to favorable end market customer demand for certain offerings within our oral delivery solutions platform and our biologics offerings within our Drug Delivery Solutions segment. Net revenue also increased due to increased lower-margin comparator sourcing volume within our Clinical Supply Services segment and increased end market volume demand for our higher margin prescription products in Europe within our Softgel Technologies segment compared to lower production levels related to the temporary suspension of operations in the prior fiscal year. In addition, we acquired Pharmatek in September 2016 and Accucaps in February 2017, which increased net revenue within our Drug Delivery Solutions and our Softgel Technologies segments, respectively.
Gross Margin
Gross margin increased $46.6 million, or 37%, as compared to the three months ended March 31, 2016, excluding the impact of foreign exchange, primarily due to increased gross margin within our Drug Delivery Solutions segment driven primarily by increased demand and favorable mix relating to certain offerings within our oral delivery solutions platform and within our biologics offerings. In addition, our Softgel Technologies segment increased gross margin due to a favorable mix shift to higher margin prescription products. On a constant currency basis, gross margin, as a percentage of revenue, increased 290 basis points to 31.7% in the three months ended March 31, 2017, as compared to 28.8% in the prior year primarily due to a favorable mix shift within our Drug Delivery Solutions and Softgel Technologies segments as discussed above.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $8.8 million, or 9%, as compared to the three months ended March 31, 2016, excluding the impact of foreign exchange, primarily due to incremental employee-related costs of approximately $3.0 million, of which $1.0 million is attributable to an increase in our non-cash equity-based compensation plans. Other increases to employee-related cost included inflationary increases, certain employee relocation and recruiting costs and health and wellness costs. Equity-based compensation expense increased as a result of a change from a cash-based long-term incentive plan to an equity-based long-term incentive plan. In addition, selling, general and administrative expense increased approximately $5.0 million relating to incremental expense from our newly acquired entities, which included $2.0 million of integration costs.
Restructuring and Other
Restructuring and other costs of $0.1 million for the three months ended March 31, 2017 decreased $1.7 million compared to the three months ended March 31, 2016, excluding the impact of foreign exchange. The three months ended March 31, 2017 included restructuring activities enacted to improve cost efficiency and primarily related to employee severance expenses of $3.1 million offset with the recovery of previously recorded facility exit costs of $3.0 million associated with site closures completed in the previous year. Restructuring expense will vary period to period based on the level of recent acquisitions and site consolidation efforts to further streamline the business.
Interest Expense, net
Interest expense, net of $22.6 million for the three months ended March 31, 2017 increased by $0.9 million, or 4%, compared to the three months ended March 31, 2016, primarily driven by an average higher level of outstanding debt resulting from the euro-denominated 4.75% Senior Notes due 2024 (the "Notes") issued in December 2016, offset by principal payments on our term loans and an overall reduction in December 2016 in our interest rates on our senior secured credit facility as compared to the prior period. On December 12, 2016, Catalent Pharma Solutions, Inc. ("Operating Company"), our wholly owned subsidiary, completed a private offering of €380.0 million aggregate principal amount ($391 million U.S. dollar equivalent) of the Notes. The proceeds of the Notes were used to repay $200 million of outstanding borrowings on Operating Company's U.S. dollar denominated term loan, pay the $81 million then outstanding under its revolving credit facility, pay accrued and unpaid interest and certain fees and expenses associated with the offering, fund a previously announced acquisition, and provide cash for general corporate purposes. The net increase to our outstanding debt balance is $164 million as compared to June 30, 2016. Concurrent with the private offering of the Notes, we repriced the senior secured credit facilities to lower the interest rate on our U.S. dollar-denominated and euro-denominated term loans. The new applicable rate for the U.S. dollar-denominated term loans is 0.50% lower than the previous rate and the new applicable rate for the euro-denominated term loans is 0.75% lower than the previous rate.
Other (Income)/Expense, net
Other expense was $7.3 million for the three months ended March 31, 2017 compared to $4.2 million of other income for the three months ended March 31, 2016. Other expense for the three months ended March 31, 2017 was primarily driven by non-cash net losses of $7.3 million related to foreign currency translation compared to foreign currency non-cash net gains of $3.6 million in the prior year.
Provision/(Benefit) for Income Taxes
Our provision for income taxes for the three months ended March 31, 2017 was $8.7 million relative to earnings from continuing operations before income taxes of $34.7 million. Our provision for income taxes for the three months ended March 31, 2016 was $3.1 million relative to earnings from continuing operations before income taxes of $13.8 million. The income tax provision for the current period is not comparable to the same period of the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Our effective tax rate at March 31, 2017 reflects benefits derived from operations outside the United States, which are generally taxed at lower rates than the U.S. statutory rate of 35% as well as the benefits of favorable tax rate changes.

Segment Review
Our results on a segment basis for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 were as follows:

	Three Months Ended March 31,		FX impact	Constant Currency Increase/(Decrease)
(Dollars in millions)	2017	2016		Change $	Change %
Softgel Technologies
Net revenue	$209.9	$185.1	$(1.3)	$26.1	14%
Segment EBITDA	51.4	35.4	(1.0)	17.0	48%
Drug Delivery Solutions
Net revenue	234.6	190.5	(6.7)	50.8	27%
Segment EBITDA	59.5	39.9	(2.6)	22.2	56%
Clinical Supply Services
Net revenue	97.5	71.5	(5.4)	31.4	44%
Segment EBITDA	15.7	12.1	(1.6)	5.2	43%
Inter-segment revenue elimination	(9.4)	(9.1)	0.1	(0.4)	4%
Unallocated Costs (1)	(32.8)	(17.1)	0.4	(16.1)	94%
Combined Total
Net revenue	$532.6	$438.0	$(13.3)	$107.9	25%

EBITDA from continuing operations	$93.8	$70.3	$(4.8)	$28.3	40%
(1) Unallocated costs includes equity-based compensation, certain acquisition-related costs, impairment charges, certain other corporate directed costs, certain customer claim expenses related to the temporary Beinheim facility suspension and other costs that are not allocated to the segments as follows:

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Impairment charges and gain/(loss) on sale of assets	$(1.8)	$0.3
Equity compensation	(4.6)	(3.6)
Restructuring and other special items (2)	(8.5)	(9.5)
Other income/(expense), net (3)	(7.3)	4.2
Non-allocated corporate costs, net	(10.6)	(8.5)
Total unallocated costs	$(32.8)	$(17.1)

(2) Segment results do not include restructuring and other costs associated with certain customer claim expenses related to the temporary Beinheim facility suspension and certain acquisition-related costs.

(3) Amounts primarily relate to foreign currency translation gains and losses during all periods presented.

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations:

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Earnings from continuing operations	$26.0	$10.7
Depreciation and amortization	36.5	34.8
Interest expense, net	22.6	21.7
Income tax (benefit)/expense	8.7	3.1
EBITDA from continuing operations	$93.8	$70.3
Softgel Technologies segment

	2017 vs. 2016
Factors Contributing to Year-Over-Year Change	Three Months Ended March 31,
	Net Revenue	Segment EBITDA
Organic revenue / Segment EBITDA	8%	40%
Impact of acquisitions	6%	8%
Constant currency change	14%	48%
Foreign currency translation impact on reporting	(1)%	(3)%
Total % change	13%	45%
Softgel Technologies’ net revenue increased by $26.1 million, or 14%, compared to the three months ended March 31, 2016, excluding the impact of foreign exchange, primarily driven by increased end market volume demand for prescription products in Europe, which included increased volume at our Beinheim facility of approximately $12.0 million, compared to lower production levels related to the temporary suspension of operations in the prior fiscal year. In addition, net revenue increased as a result of higher end-market volume demand for prescription products in North America, partially offset by lower end-market volume demand for consumer health products in Asia Pacific.
Softgel Technologies' Segment EBITDA increased by $17.0 million, or 48%, as compared to the three months ended March 31, 2016, excluding the impact of foreign exchange, primarily driven by a favorable mix shift to prescription products, increased volume and reduced cost at our Beinheim facility of approximately $9.0 million compared to lower production levels related to a temporary suspension in the prior fiscal year. Refer to Note 12 to the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.
On February 14, 2017, we acquired Accucaps Industries Limited ("Accucaps"), the Canada-based developer and manufacturer of over-the-counter (OTC), high potency and conventional pharmaceutical softgels. The acquisition will substantially complement Catalent’s global consumer health and prescription pharmaceutical softgel capabilities and capacity with the addition of a portfolio of products supplied to pharmaceutical companies in North America, and two state-of-the-art facilities offering integrated softgel development, manufacturing and packaging, strengthening our ability to offer customers turnkey solutions. The net revenue and EBITDA impact to our Softgel Technologies segment for the three months ended March 31, 2017 is an increase of 6% and 8%, respectively, as compared to the prior-year period.

Drug Delivery Solutions segment

	2017 vs. 2016
Factors Contributing to Year-Over-Year Change	Three Months Ended March 31,
	Net Revenue	Segment EBITDA
Organic revenue / Segment EBITDA	23%	53%
Impact of acquisitions	4%	3%
Constant currency change	27%	56%
Foreign currency translation impact on reporting	(4)%	(7)%
Total % Change	23%	49%
Net revenue in our Drug Delivery Solutions segment increased by $50.8 million, or 27%, compared to the three months ended March 31, 2016, excluding the impact of foreign exchange. Organic net revenue increased by 23%, driven primarily by favorable end customer demand for certain higher margin offerings primarily in our U.S. operations within our oral delivery solutions platform of 13%, increased volume from our biologics offerings of 6% and increased net revenue of 2% from our analytical services platform, driven by increased sales volumes related to fee-for-service development work and analytical testing in the U.S.
Drug Delivery Solutions' segment EBITDA increased by $22.2 million, or 56%, compared to the three months ended March 31, 2016, excluding the impact of foreign exchange, primarily due to an increase in sales volumes driven by favorable end customer demand for certain higher margin offerings primarily in our U.S. operations within our oral delivery solutions platform and increased volume from our biologics offerings, partially offset by reduced volume with respect to products utilizing our blow-fill-seal technology platform.
On September 22, 2016, we acquired Pharmatek Laboratories, Inc. ("Pharmatek"), a contract drug development and clinical manufacturing company, based in the U.S. Pharmatek adds discovery-to-clinic drug development capabilities, expands our capability for handling highly potent compounds, and adds spray drying to our portfolio of advanced delivery technologies. The net revenue and EBITDA impact to our Drug Delivery Solutions segment for the three months ended March 31, 2017 is an increase of 4% and 3%, respectively, as compared to the prior-year period.
Clinical Supply Services segment

	2017 vs. 2016
Factors Contributing to Year-Over-Year Change	Three Months Ended March 31,
	Net Revenue	Segment EBITDA
Organic revenue / Segment EBITDA	44%	43%
Impact of acquisitions	—%	—%
Constant currency change	44%	43%
Foreign currency translation impact on reporting	(8)%	(13)%
Total % Change	36%	30%
Clinical Supply Services' net revenue increased by $31.4 million, or 44%, compared to the three months ended March 31, 2016, excluding the impact of foreign exchange, primarily due to increased lower-margin comparator sourcing volume of approximately $15 million, or 21%. Revenue also increased, driven by higher volume related to our storage and distribution business of approximately $9 million, or 12%, and increased volume in our manufacturing and packaging business of approximately $7 million, or 11%.
Clinical Supply Services' segment EBITDA increased by $5.2 million, or 43%, excluding the impact of foreign exchange, compared to the three months ended March 31, 2016, primarily due to increased sales volumes in our storage and distribution and manufacturing and packaging businesses, as well as increased profit from our lower-margin comparator sourcing.

Nine Months Ended March 31, 2017 Compared to the Nine Months Ended March 31, 2016

	Nine Months Ended March 31,		FX impact	Constant Currency Increase/(Decrease)
(Dollars in millions)	2017	2016		Change $	Change %
Net revenue	$1,458.5	$1,315.9	$(40.6)	$183.2	14%
Cost of sales	1,019.1	916.1	(22.7)	125.7	14%
Gross margin	439.4	399.8	(17.9)	57.5	14%
Selling, general and administrative expenses	295.3	268.6	(4.7)	31.4	12%
Impairment charges and (gain)/loss on sale of assets	2.3	0.8	—	1.5	*
Restructuring and other	4.5	3.4	0.3	0.8	24%
Operating earnings	137.3	127.0	(13.5)	23.8	19%
Interest expense, net	67.5	66.7	(2.1)	2.9	4%
Other (income)/expense, net	3.4	(7.1)	(2.1)	12.6	*
Earnings from continuing operations, before income taxes	66.4	67.4	(9.3)	8.3	12%
Income tax expense	18.4	14.3	(1.9)	6.0	42%
Net earnings	48.0	53.1	(7.4)	2.3	4%
Less: Net earnings/(loss) attributable to noncontrolling interest, net of tax	—	(0.3)	—	0.3	*
Net earnings attributable to Catalent	$48.0	$53.4	$(7.4)	$2.0	4%
 *Percentage not meaningful
Net Revenue
Net revenue increased by $183.2 million, or 14%, as compared to the nine months ended March 31, 2016, excluding the impact of foreign exchange. The increase in net revenue was driven by higher sales across all three reportable segments, led by our Drug Delivery Solutions and Softgel Technologies segments. The increase in net revenue was primarily due to increased volume related to certain offerings within our oral delivery solutions platform and favorable end customer demand for our biologics offerings within our Drug Delivery Solutions segment. In addition, net revenue increased due to end-market volume demand for our higher margin prescription products in Europe within our Softgel Technologies segment compared to lower production levels related to the temporary suspension of operations in the prior fiscal year. We also acquired Pharmatek in September 2016 and Accucaps in February 2017, which increased net revenue within our Drug Delivery Solutions and our Softgel Technologies segments, respectively.
Gross Margin
Gross margin increased by $57.5 million, or 14%, as compared to the nine months ended March 31, 2016, excluding the impact of foreign exchange, primarily due to increased volumes and favorable product mix within our oral delivery solutions platform and our biologics offering within our Drug Delivery Solutions segment, partially offset by the timing of the resolution of volume commitments in the prior year. Our Softgel Technologies segment also drove increased gross margin from increased volume and a favorable mix shift to higher margin prescription products. On a constant currency basis, gross margin, as a percentage of revenue, increased 10 basis points to 30.5% in the nine months ended March 31, 2017 as compared to 30.4% in the prior year.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $31.4 million, or 12%, as compared to the nine months ended March 31, 2016, excluding the impact of foreign exchange, primarily due to incremental employee-related costs of approximately $24.0 million, of which approximately $7.8 million was attributable to an increase in our non-cash equity-based compensation plans. Other increases to employee-related cost included inflationary increases, certain employee retention, relocation and recruiting costs and health and wellness costs. Equity-based compensation expense increased as a result of a change from a cash-based long-term incentive plan to an equity-based long-term incentive plan, an acceleration of expense related to retirement-eligible employees and incremental expense related to stock options that vested upon achieving certain return on invested capital targets. In addition, selling, general and administrative expense increased approximately $14.0 million due to recently acquired companies, which included approximately $5.0 million of integration related costs, partially offset by a reduction in expense of approximately $3.0 million related to the temporary suspension at our Beinheim facility. There was a further reduction in acquisition-related transaction costs of approximately $2.0 million compared to the prior year.
Restructuring and Other
Restructuring and other charges of $4.5 million for the nine months ended March 31, 2017 increased by $1.1 million, compared to the nine months ended March 31, 2016. The nine months ended March 31, 2017 included restructuring activities to improve cost efficiency primarily related to employee severance expenses of $3.7 million offset with the recovery of previously recorded facility exit costs of $2.4 million associated with site closures completed in the previous year. Restructuring expense will vary period to period based on the level of acquisitions during the year and site consolidation efforts to further streamline the business. Other costs included claim resolution charges of $3.2 million (without regard to possible future insurance recoveries), related to the temporary suspension at our Beinheim facility.
Interest Expense, net
Interest expense, net of $67.5 million for the nine months ended March 31, 2017 increased $0.8 million as compared to the nine months ended March 31, 2016, primarily driven by an average higher level of outstanding debt resulting from the issuance of the Notes issued in December 2014, offset by principal payments on Operating Company's term loans and an overall reduction in December 2016 in the interest rates on its senior secured credit facility as compared to the prior period. The net increase to our outstanding debt balance is $164 million as compared to June 30, 2016.
Other (Income)/Expense, net
Other expense, net of $3.4 million for the nine months ended March 31, 2017 was primarily driven by $4.3 million of financing charges related to the December 2016 private offering of the Notes and the repricing and partial paydown of the senior secured credit facility, partially offset by non-cash net gains from foreign exchange translation recorded during the period. Other income, net for the nine months ended March 31, 2016 of $7.1 million was primarily driven by non-cash net gains from foreign exchange translation recorded during the period of $7.5 million.
Provision/(Benefit) for Income Taxes
Our provision for income taxes for the nine months ended March 31, 2017 was $18.4 million relative to earnings before income taxes of $66.4 million. Our provision for income taxes for the nine months ended March 31, 2016 was $14.3 million relative to earnings before income taxes of $67.4 million. The income tax provision for the current period is not comparable to the same period of the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Our effective tax rate at March 31, 2017 reflects benefits derived from operations outside the United States, which are generally taxed at lower rates than the U.S. statutory rate of 35%.

Segment Review
The Company’s results on a segment basis for the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016 were as follows:

	Nine Months Ended March 31,		FX impact	Constant Currency Increase/(Decrease)
(Dollars in millions)	2017	2016		Change $	Change %
Softgel Technologies
Net revenue	$598.2	$550.2	$(7.0)	$55.0	10%
Segment EBITDA	125.3	104.8	(5.0)	25.5	24%
Drug Delivery Solutions
Net revenue	639.9	568.2	(17.4)	89.1	16%
Segment EBITDA	151.5	139.5	(7.5)	19.5	14%
Clinical Supply Services
Net revenue	249.5	226.0	(16.7)	40.2	18%
Segment EBITDA	37.8	39.5	(4.3)	2.6	7%
Inter-segment revenue elimination	(29.1)	(28.5)	0.5	(1.1)	4%
Unallocated Costs (1)	(72.9)	(43.9)	1.7	(30.7)	70%
Combined Total
Net revenue	$1,458.5	$1,315.9	$(40.6)	$183.2	14%

EBITDA from continuing operations	$241.7	$239.9	$(15.1)	$16.9	7%

(1)
Unallocated costs includes equity-based compensation, certain acquisition-related costs, impairment charges, certain other corporate directed costs, certain customer claim expenses related to the temporary Beinheim facility suspension and other costs that are not allocated to the segments as follows:

	Nine Months Ended March 31,
(Dollars in millions)	2017	2016
Impairment charges and gain/(loss) on sale of assets	$(2.3)	$(0.8)
Equity compensation	(16.4)	(8.7)
Restructuring and other special items (2)	(21.6)	(15.7)
Noncontrolling interest	—	0.3
Other income/(expense), net (3)	(3.4)	7.1
Non-allocated corporate costs, net	(29.2)	(26.1)
Total unallocated costs	$(72.9)	$(43.9)

(2)
Segment results do not include restructuring and other costs associated with certain customer claim expenses related to the temporary Beinheim facility suspension and certain acquisition-related costs.

(3)
Amounts for the nine months ended March 31, 2017 primarily relate to the December 2016 refinancing activity, and amounts for the nine months ended March 31, 2016 primarily relate to foreign currency translation gains and losses.

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations:

	Nine Months Ended March 31,
(Dollars in millions)	2017	2016
Earnings from continuing operations	$48.0	$53.1
Depreciation and amortization	107.8	105.5
Interest expense, net	67.5	66.7
Income tax (benefit)/expense	18.4	14.3
Noncontrolling interest	—	0.3
EBITDA from continuing operations	$241.7	$239.9
Softgel Technologies segment

	2017 vs. 2016
Factors Contributing to Year-Over-Year Change	Nine Months Ended March 31,
	Net Revenue	Segment EBITDA
Organic revenue / Segment EBITDA	8%	21%
Impact of acquisitions	2%	3%
Constant currency change	10%	24%
Foreign currency translation impact on reporting	(1)%	(4)%
Total % Change	9%	20%
Softgel Technologies’ net revenue increased $55 million, or 10%, excluding the impact of foreign exchange, as compared to the nine months ended March 31, 2016, primarily driven by increased end market volume demand for prescription products in Europe, which included increased volume at our Beinheim, France facility of approximately $20.0 million, compared to lower production levels related to a temporary suspension in the prior fiscal year. In addition, net revenue increased as a result of higher end-market volume demand for prescription products in North America, partially offset by lower end-market volume demand for consumer health products in Asia Pacific.
Softgel Technologies' Segment EBITDA increased by $25.5 million, or 24%, as compared to the nine months ended March 31, 2016, excluding the impact of foreign exchange, primarily driven by a favorable mix shift to prescription products, increased volume and reduced one-time suspension-related cost at our Beinheim facility of approximately $9.0 million. Refer to Note 12 to the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.
Net revenue and Segment EBITDA in our Softgel Technologies segment increased in the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016 by 2% and 3%, respectively, due to the Accucaps acquisition.

Drug Delivery Solutions segment

	2017 vs. 2016
Factors Contributing to Year-Over-Year Change	Nine Months Ended March 31,
	Net Revenue	Segment EBITDA
Organic revenue / Segment EBITDA	13%	13%
Impact of acquisitions	3%	1%
Constant currency change	16%	14%
Foreign currency translation impact on reporting	(3)%	(5)%
Total % Change	13%	9%

Net revenue in our Drug Delivery Solutions segment increased by $89.1 million, or 16%, as compared to the nine months ended March 31, 2016, excluding the impact of foreign exchange. Excluding the impact of the resolution of volume commitments of $12.5 million in the prior year, organic net revenue increased by 15%, driven primarily by favorable end customer demand for certain higher margin offerings primarily in our U.S. operations within our oral delivery solutions platform of 8%,increased volume from our biologics offerings of 5%, and increased volume from our analytical services platform of 2% driven by increased volumes related to fee-for-service development work and analytical testing in the U.S.
Drug Delivery Solutions' Segment EBITDA increased by $19.5 million, or 14%, as compared to the nine months ended March 31, 2016, excluding the impact of foreign exchange, primarily due to the timing of the resolution of volume commitments of $12.5 million in the prior year. Excluding this event, Segment EBITDA increased $29.9 million, or 24%, primarily due to increased volumes within our biologics offering, increased volumes and favorable product mix within our analytical services platform and increased volumes related to our integrated oral solids development and manufacturing capabilities within our oral delivery solutions platform.
Our acquisition of Pharmatek increased net revenue and EBITDA in our Drug Delivery Solutions segment for the nine months ended March 31, 2017 by 3% and 1%, respectively as compared to the corresponding prior-year period.
Clinical Supply Services segment

	2017 vs. 2016
Factors Contributing to Year-Over-Year Change	Nine Months Ended March 31,
	Net Revenue	Segment EBITDA
Organic revenue / Segment EBITDA	18%	7%
Impact of acquisitions	—%	—%
Constant currency change	18%	7%
Foreign currency translation impact on reporting	(8)%	(11)%
Total % Change	10%	(4)%
Clinical Supply Services' net revenue increased by $40.2 million, or 18%, as compared to the nine months ended March 31, 2016, excluding the impact of foreign exchange, primarily due to higher volume related to our storage and distribution business of approximately $17 million, or 7%, increased lower-margin comparator sourcing volume of approximately $14 million, or 6%, and increased volume in our manufacturing and packaging business of approximately $9 million, or 4%.
Clinical Supply Services' Segment EBITDA increased by $2.6 million, or 7%, excluding the impact of foreign exchange, as compared to the nine months ended March 31, 2016, primarily due to increased sales volumes in our storage and distribution and manufacturing and packaging businesses, as well as increased profit from our lower-margin comparator sourcing.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal source of liquidity has been cash flows generated from operations. The principal uses of cash are to fund planned operating and capital expenditures, interest payments on debt and any mandatory or discretionary principal payments on debt issuances. In the second quarter of fiscal 2017, cash available for general corporate purposes increased as a result of Operating Company's offering of the Notes. As of March 31, 2017, our financing needs were supported by $200 million of available funds under Operating Company's revolving credit facility, which was reduced by $13.0 million of outstanding letters of credit. The revolving credit facility matures in May 2019.
On October 29, 2015, our Board of Directors authorized a share repurchase program to use up to $100.0 million to repurchase shares of our outstanding common stock. Under the program, we are authorized to repurchase shares through open market purchases, privately negotiated transactions or otherwise as permitted by applicable federal securities laws. There has been no purchase pursuant to this program as of March 31, 2017.

Cash Flows
The following table summarizes our consolidated statement of cash flows from continuing operations:

	Nine Months Ended March 31,
(Dollars in millions)	2017	2016	Difference
Net cash provided by/(used in):
Operating activities	$199.3	$121.4	$77.9
Investing activities	$(257.0)	$(107.8)	$(149.2)
Financing activities	$168.4	$(27.1)	$195.5
Operating Activities
For the nine months ended March 31, 2017, cash provided by operating activities was $199.3 million compared to $121.4 million for the corresponding prior-year period, driven by favorable working capital changes.
Investing Activities
For the nine months ended March 31, 2017, cash used in investing activities was $257.0 million compared to $107.8 million for the nine months ended March 31, 2016, primarily driven by $169.9 million of cash paid for the acquisition of Pharmatek and Accucaps, net of cash acquired, in the 2017 period. There was no completed acquisition in fiscal 2016. The current year acquisition activity was partially offset by a decrease in acquisitions of property, plant and equipment, which totaled $87.8 million for the nine months ended March 31, 2017 compared to $107.8 million in the nine months ended March 31, 2016.
Financing Activities
For the nine months ended March 31, 2017, cash provided by financing activities was $168.4 million compared to cash used in financing activities of $27.1 million for the nine months ended March 31, 2016, primarily driven by proceeds of $397.4 million from the Notes offering in December 2016. The Notes proceeds were used to repay $200 million of outstanding borrowings on the U.S. dollar denominated term loan, pay the $81.0 million then outstanding under the revolving credit facility during the second quarter, pay accrued and unpaid interest and certain fees and expenses associated with the offering, fund a previously announced pending acquisition, and provide cash for general corporate purposes. In connection with the Notes offering and subsequent partial paydown of the U.S. dollar-denominated term loan, the Company incurred $6.9 million of third-party financing costs, of which $0.6 million was expensed, and a $2.0 million expense related to unamortized debt discount and deferred financing costs respectively, both recorded in Other (Income) / Expense, net in the consolidated statement of operations.
Guarantees and Security
Senior Secured Credit Facilities
All obligations under Operating Company's term loan and revolving credit facilities (as amended, the “Credit Agreement”) and the guarantees of those obligations are secured by substantially all of the following assets of Operating Company and each guarantor, subject to certain exceptions:

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

4.75% Senior Notes Due 2024
All obligations under the Notes are general, unsecured and subordinated to all existing and future secured indebtedness of the guarantors to the extent of the value of the asset securing such indebtedness. The Notes are guaranteed by all of Operating Company's wholly owned U.S. subsidiaries that guarantee the senior secured credit facilities. The Notes are not guaranteed by either Intermediate Holdings or Catalent.
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
The Credit Agreement also contains change of control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of March 31, 2017, we were in compliance with all covenants related to our senior-secured obligations.
Subject to certain exceptions, the Credit Agreement permits us and our restricted subsidiaries to incur certain additional indebtedness, including secured indebtedness. None of our non-U.S. subsidiaries or Puerto Rico subsidiaries is a guarantor of the loans.
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
4.75% Senior Notes Due 2024
The Indenture governing the Notes contains covenants that, among other things, limit the ability of Operating Company and its restricted subsidiaries to incur or guarantee more debt or issue certain preferred shares, pay dividends on, repurchase or make distributions in respect of their capital stock or make other restricted payments, make certain investments, sell certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets, enter into certain transactions with their affiliates, and designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions, limitations and qualifications as set forth in the Indenture. The Indenture also contains customary events of default including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of Operating Company or certain of its subsidiaries. Upon an event of default, either the holders of at least 30% in principal amount of the then-outstanding Notes or the Trustee may declare the Notes immediately due and payable, or in certain circumstances, the Notes automatically will become due and immediately payable. As of March 31, 2017, we were in compliance with all covenants related to the Notes obligations.

As of March 31, 2017 and June 30, 2016, the amounts of cash and cash equivalents held by foreign subsidiaries were $210.7 million and $129.1 million, respectively, out of the total consolidated cash and cash equivalents of $241.2 million and $131.6 million, respectively. These balances are dispersed across many international locations around the world. It is our intention to indefinitely reinvest undistributed earnings of our foreign legal entities. In the event we needed to repatriate funds from outside U.S., such repatriation will be subject to tax consequences including foreign withholding taxes or U.S. income taxes. Our intent is to continue to reinvest undistributed earnings of our foreign local entities and we do not currently plan to repatriate them to fund our operations in the United States. In the event we need to repatriate funds from outside of the U.S., such repatriation would likely be subject to restrictions by local laws and/or tax consequences, including foreign withholding taxes or U.S. income taxes. It is not feasible to estimate the amount of U.S. tax that might be payable on the remittance of such earnings.

Backlog
While we generally have long-term supply agreements that provide for a revenue stream over a period of years, our backlog represents, as of a point in time, future service revenues from work not yet completed. For our Softgel Technologies and Drug Delivery Solutions segments, backlog represents firm orders for manufacturing services and includes minimum volumes, where applicable. For our Clinical Supply Services segment, backlog represents estimated future service revenues from work not yet completed under signed contracts. Using these methods of reporting backlog, as of March 31, 2017, backlog was approximately $1,020.4 million, compared to approximately $827.5 million as of June 30, 2016, including approximately $329.8 million and $292.1 million, respectively, related to our Clinical Supply Services segment. We expect to recognize approximately 56% of revenue from the backlog in existence as of March 31, 2017 by June 30, 2017.
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
Interest Rate Risk Management
A portion of the debt used to finance our operations is exposed to interest-rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed-and floating-rate assets and liabilities. Historically, we have used interest-rate swaps to manage the economic effect of variable rate interest obligations associated with our floating-rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on our future interest expense. As of March 31, 2017, we did not have any interest-rate swap agreements in place that would have the economic effect of modifying the variable interest obligations associated with our floating-rate term loans.
Currency Risk Management
We are exposed to fluctuations in the EUR-USD exchange rate on our investments in our operations in Europe. While we do not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in euros. At March 31, 2017, we had $744.0 million of euro-denominated debt outstanding that qualifies as a hedge of a net investment in foreign operations. Refer to Note 8 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of net investment hedge activity in the period.
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
Off-Balance Sheet Arrangements
Other than operating leases and outstanding letters of credit as discussed above, we do not have any material off-balance sheet arrangements as of March 31, 2017.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to cash flow and earnings fluctuations as a result of certain market risks. These market risks primarily relate to changes in interest rates associated with our long-term debt obligations and foreign exchange rate changes.
Interest Rate Risk
The Company has historically used interest-rate swaps to manage the economic effect of variable rate interest obligations associated with our floating-rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on our future interest expense. As of March 31, 2017, we did not have any interest-rate swap agreements in place that would either have the economic effect of modifying the variable interest obligations associated with our floating-rate term loans or would be considered an effective cash flow hedge for financial reporting purposes.
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
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any control or procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our President and Chief Executive Officer, and our Executive Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
During the period November 2015 through April 2016, the primary French drug regulatory agency temporarily suspended operations at the Company’s softgel manufacturing facility in Beinheim, France, subject to exemptions for certain types of operations, and the Company continues to resolve claims stemming therefrom. To date, more than 25 customers of the facility have presented claims against the Company for alleged losses, including lost profits and other types of indirect or consequential damages, that they have allegedly suffered due to the temporary suspension, or have reserved their right to do so subsequently. The Company is unable to estimate at this time either the total value of claims that are reasonably possible to be asserted with respect to this matter or the likely cost to resolve them, although (a) as of the end of the third quarter of fiscal 2017, the Company recorded $3.2 million for claim amounts that the Company deemed to be both probable and reasonably estimable but is not currently in a position to record under GAAP any insurance recovery with respect to such costs and (b) certain customers have presented the Company with support for other claims having an aggregate claim value of approximately $37 million. It is noteworthy that, to date, none of the asserted claims takes into account limitations of liability in the contracts governing these claims or any other defense that the Company may assert. In addition, the Company may have insurance for additional costs it may incur as a result of such claims, subject to various deductibles and other limitations, but there can be no assurance as to the aggregate amount or timing of insurance recoveries against any such costs. Changes to the operations of the Beinheim facility to address the issues leading to the suspension have increased the cost and therefore may affect the profitability of its operation.
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

101.1
The following financial information from Catalent, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL: (i) Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2017 and 2016; (ii) Consolidated Statements of Comprehensive Income/(Loss) for the Three and Nine Months Ended March 31, 2017 and 2016 (iii) Consolidated Balance Sheets as of March 31, 2017 and June 30, 2016; (iv) Consolidated Statement of Changes in Shareholders’ Equity/(Deficit) as of March 31, 2017; (v) Consolidated Statements of Cash Flows for the None Months Ended March 31, 2017 and 2016; and (vi) Notes to Unaudited Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALENT, INC. (Registrant)

Date:	May 4, 2017	By:	/s/ John R. Chiminski
John R. Chiminski
President & Chief Executive Officer

Date:	May 4, 2017	By:	/s/ Matthew M. Walsh
Matthew M. Walsh
Executive Vice President & Chief Financial Officer