Form 10-K
period 2017-06-30
Catalent, Inc.
filed 2017-08-28
CIK 1596783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
______________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2017
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-36587
___________________________
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
______________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒     No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No   ☒
As of December 31, 2016, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was $3.4 billion. On August 24, 2017 there were 125,175,734 shares of the Registrant’s Common Stock, par value $0.01 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement relating to the 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

CATALENT, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended June 30, 2017

PART I
Special Note Regarding Forward-Looking Statements
In addition to historical information, this Annual Report on Form 10-K of Catalent, Inc. ("Catalent" or the "Company") contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are subject to the "safe harbor" created by those sections. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "could," "seeks," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words.
These statements are based on assumptions and assessments made by our management in light of their experience and, their perception of historical trends, current conditions, expected future developments, and other factors they believe to be appropriate. Any forward-looking statement is subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements.
Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include, but are not limited to, those described under the section entitled "Risk Factors" in this Annual Report on Form 10-K for the fiscal year ended June 30, 2017 and the following:

•	We participate in a highly competitive market, and increased competition may adversely affect our business.

•
The demand for our offerings depends in part on our customers’ research and development and the clinical and market success of their products. Our business, financial condition, and results of operations may be harmed if our customers spend less on, or are less successful, in these activities.

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

•
Our global operations are subject to economic, political and regulatory risks, including the risks of changing regulatory standards or changing interpretations of existing standards, that could affect the profitability of our operations or require costly changes to our procedures.

•
The referendum in the United Kingdom (the "U.K.") and resulting decision of the U.K. government to consider exiting from the European Union could have future adverse effects on our revenue and costs, and therefore our profitability.

•
If we do not enhance our existing or introduce new technology or service offerings in a timely manner, our offerings may become obsolete over time, customers may not buy our offerings, and our revenue and profitability may decline.

•	We and our customers depend on patents, copyrights, trademarks, trade secrets, and other forms of intellectual property protections, but these protections may not be adequate.

•
Our future results of operations are subject to fluctuations in the costs, availability, and suitability of the components of the products we manufacture, including active pharmaceutical ingredients, excipients, purchased components, and raw materials.

•
Changes in market access or healthcare reimbursement for our customers’ products in the United States or internationally, including the possible repeal or replacement of the Affordable Care Act in the United States, could adversely affect our results of operations and financial condition by affecting demand for our offerings.

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

•
We use advanced information and communication systems to run our operations, compile and analyze financial and operational data, and communicate among our employees, customers, and counter-parties, and the risks generally associated with such information and communications systems could adversely affect our results of operations.

•
We engage, from time to time, in acquisitions and other transactions that may complement or expand our business or divest of non-strategic businesses or assets. We may not be able to complete such transactions, and such transactions, if executed, pose significant risks and could have a negative effect on our operations.

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

•
Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or in our industry, expose us to interest-rate risk to the extent of our variable rate debt, and prevent us from meeting our obligations under our indebtedness.

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties, and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this report apply only as of the date of this report or as of the date they were made and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by law.
Social Media
We use our website (www.catalent.com), corporate Facebook page (https://www.facebook.com/CatalentPharmaSolutions) and corporate Twitter account (@catalentpharma) as channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, Securities and Exchange Commission ("SEC") filings, and public conference calls and webcasts. The contents of our website and social media channels are not, however, a part of this report.

Trademarks and Service Marks
We have U.S. or foreign registration in the following marks, among others: ADVASEPT®, Clinicopia®, Easyburst®, Follow the Molecule®, Galacorin®, GPEx®, Liqui-Gels®, OptiForm®, OptiShell®, SMARTag®, SupplyFlex®, Vegicaps®, and Zydis®. This Annual Report on Form 10-K also includes trademarks and trade names owned by other parties, and these trademarks and trade names are the property of their respective owners. We use certain other trademarks and service marks, including PEEL-ID™, Fastchain™, OptiPact™, OptiGel™, OptiGel™ Bio, Savorgel™, and Softdrop™ on an unregistered basis in the United States and abroad.
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
Overview
We are the leading global provider of advanced delivery technologies and development solutions for drugs, biologics and consumer and animal health products. Our oral, injectable, and respiratory delivery technologies address the full diversity of the pharmaceutical industry, including small molecules, biologics, and consumer and animal health products. Through our extensive capabilities and deep expertise in product development, we help our customers take products to market faster, including nearly half of new drug products approved by the U.S. Food and Drug Administration (the "FDA") in the last decade. Our advanced delivery technology platforms, including those in our Softgel Technologies and Drug Delivery Solutions segments, our proven formulation, manufacturing, and regulatory expertise, and our broad and deep intellectual property enable our customers to develop more products and better treatments for patients and consumers. Across both development and delivery, our commitment to reliably supply our customers’ and their patients' needs is the foundation for the value we provide; annually, we produce approximately 72 billion doses for nearly 7,000 customer products, or approximately 1 in every 20 doses of such products taken each year by patients and consumers around the world. We believe that through our investments in growth-enabling capacity and capabilities, our ongoing focus on operational and quality excellence, the sales of existing customer products, the introduction of new customer products, our innovation activities and patents, and our entry into new markets, we will continue to benefit from attractive and differentiated margins, and realize the growth potential from these areas.
We continue to invest in our sales and marketing activities, leading to growth in the number of active development programs for our customers. This has further enhanced our extensive, long-duration relationships and long-term contracts with a broad and diverse range of industry-leading customers. In the fiscal year ended June 30, 2017, we did business with 85 of the top 100 branded drug marketers, 23 of the top 25 generics marketers, 23 of the top 25 biologics marketers, and 22 of the top 25 consumer health marketers globally. Selected key customers include Pfizer, Johnson & Johnson, GlaxoSmithKline, Novartis, Roche, and Teva. We have many long-standing relationships with our customers, particularly in advanced delivery technologies, where we tend to follow a prescription molecule through all phases of its lifecycle, from the development and launch of the original brand prescription, to generics or over-the-counter switch. A prescription pharmaceutical product relationship with an innovator will often last many years, in several cases, nearly two decades or more, extending from pre-clinical development through the end of the product’s life cycle. We serve customers who require innovative product development, superior quality, advanced manufacturing and skilled technical services to support their development and marketed product needs. Our broad and diverse range of technologies closely integrates with our customers’ molecules to yield final dose forms, and this generally results in the inclusion of Catalent in our customers’ prescription product regulatory filings. Both of these factors translate to long-duration supply relationships at an individual product level.
We believe our customers value us because our depth of development solutions and advanced delivery technologies, intellectual property, consistent and reliable supply, geographic reach, and substantial expertise enable us to create a broad range of business and product solutions that can be customized to fit their individual needs. Today we employ approximately 1,600 scientists and technicians and hold approximately 1,100 patents and patent applications in advanced delivery, drug and biologics formulation, and manufacturing. The aim of our offerings is to allow our customers to bring more products to market faster, and develop and market differentiated new products that improve patient outcomes. We believe our leading market position, significant global scale, and diversity of customers, offerings, regulatory categories, products, and geographies reduce our exposure to potential strategic and product shifts within the industry.
We provide a number of proprietary, differentiated technologies, products, and service offerings to our customers across our advanced delivery technologies and development solutions platforms. The core technologies within our advanced delivery technologies platform include softgel capsules, our Zydis oral dissolving tablets, blow-fill-seal unit dose liquids, and a range of other oral, injectable and respiratory technologies. The technologies and service offerings within our development solutions platform span the drug development process, ranging from our OptiForm Solutions Suite for bioavailability enhancement of early-stage molecules, and GPEx and SMARTag platforms for development of biologics and antibody-drug conjugates (ADCs), to formulation, analytical services, early-stage clinical development, and clinical trials supply, including our unique FastChain demand-led clinical supply solution. Our offerings serve a critical need in the development and manufacturing of difficult-to-formulate products across a number of product types.

We have advanced our technologies and grown our service offerings over more than 80 years through internal development, strategic alliances, in-licensing, and acquisitions. We initially introduced our softgel capsule technology in the 1930s and have continued to expand our range of new, technologically enhanced offerings. Since fiscal 2013, we have launched OptiShell, OptiMelt, Zydis Nano, Zydis Bio, and OptiPact. In fiscal 2016, we launched OptiForm Solutions Suite and our

FastChain demand-led clinical supply solution. Also in 2016, our customers received regulatory approval for first-to-market products using the OptiShell and ADVASEPT technologies. We have also augmented our portfolio through eleven acquisitions since fiscal 2012, including significantly expanding the scale of our Clinical Supply Services segment through the acquisition of the Aptuit CTS business in February 2012; adding an ADC business through the completion of our acquisition of Redwood Bioscience in October 2014; and extending our particle engineering capabilities via our November 2014 acquisition of Micron Technologies. In fiscal 2017, we continued to extend our capabilities and expertise via two acquisitions, we expanded our early development capabilities, including the addition of spray drying technology into our drug formulation and delivery technologies, through the acquisition of Pharmatek Laboratories, Inc. ("Pharmatek") in September 2016; and we expanded our softgel development and manufacturing network via the February 2017 acquisition of Accucaps Industries Limited ("Accucaps"). We believe our own internal innovation, supplemented by current and future external partnerships and acquisitions, will continue to strengthen and extend our leadership positions in the delivery and development of drugs, biologics, and consumer and animal health products.

History
Catalent was formed in April 2007, when affiliates of The Blackstone Group L.P. ("Blackstone") acquired the core of the Pharmaceutical Technologies and Services ("PTS") segment of Cardinal Health, Inc. ("Cardinal"). Cardinal had created PTS through a series of acquisitions beginning with R.P. Scherer Corporation in 1998. We are a holding company that indirectly owns Catalent Pharma Solutions, Inc. ("Operating Company"), which owns, directly or indirectly, all of our operating subsidiaries. Since our 2007 acquisition, we have regularly reviewed our portfolio of offerings and operations in the context of our strategic growth plan, and, as a result, we have sold five businesses and consolidated operations at five facilities, integrating them into the remaining facility network. We have also actively acquired new businesses and facilities, completing eleven transactions since fiscal 2012. In July 2014, we completed the initial public offering of our common stock (the "IPO"), which is listed on the New York Stock Exchange (the "NYSE") under the symbol "CTLT." Blackstone, Genstar Capital and Aisling Capital (collectively, the "selling stockholders") have completed several secondary offerings of their Catalent common stock in the past three fiscal years. In September 2016, the selling stockholders completed a final secondary offering of their remaining shares in the Company and are no longer shareholders.
Our Competitive Strengths
Leading Provider of Advanced Delivery Technologies and Development Solutions
We are the leading global provider of advanced delivery technologies and development solutions for drugs, biologics and consumer and animal health products. In the last decade, we have earned revenue with respect to nearly half of the drugs based on new molecular entities ("NMEs") approved by the FDA, and over the past three years with respect to nearly 80% of the top 200 largest-selling compounds globally. With approximately 1,600 scientists and technicians worldwide and approximately 1,100 patents and patent applications, our expertise is in providing differentiated technologies and solutions that help our customers bring more products and better treatments to market faster. For example, in the high-value area of new chemical entities ("NCEs") , nearly 90% of NCE softgel approvals by the FDA over the last 25 years have been developed and supplied by us.
Diversified Operating Platform
We are diversified by virtue of our geographic scope, our large customer base, the extensive range of products we produce, our broad service offerings, and our ability to provide solutions at nearly every stage of a product’s lifecycle. In fiscal 2017, we produced nearly 7,000 distinct items across multiple categories; our fiscal 2017 regulatory-based classification of revenues demonstrates this: branded drugs (40%), generic prescription drugs (11%), biologics (14%), over-the-counter (14%), and consumer health, veterinary products, medical devices and diagnostics (21% combined). In fiscal 2017, our top 20 products represented approximately 24% of total revenue, with no single customer accounting for greater than 10% of revenue and with no individual product greater than 3%. We serve more than 1,000 customers in approximately 80 countries, with a majority of our fiscal 2017 revenues coming from outside the United States. This diversity, combined with long product lifecycles and close customer relationships, has contributed to the stability of our business. It has also allowed us to reduce our exposure to potential strategic, customer and product shifts as well as to payer-driven pricing pressures experienced by our branded drug and biologic customers.

Longstanding, Extensive Relationships with Blue Chip Customers
We have longstanding, extensive relationships with leading pharmaceutical and biotechnology customers. In fiscal 2017, we did business with 85 of the top 100 branded drug marketers, 23 of the top 25 generics marketers, 23 of the top 25 biologics marketers, and 22 of the top 25 consumer health marketers globally, as well as with more than 1,000 other customers, including emerging and specialty companies, which are often more reliant on outside partners as a result of their more virtual business models. Regardless of size, our customers seek innovative product development, superior quality, advanced manufacturing and skilled technical services to support their development and marketed product needs.
We believe our customers value us because our depth of development solutions and advanced delivery technologies, consistent and reliable supply, geographic reach and substantial expertise enable us to create a broad range of tailored solutions, many of which are unavailable from other individual providers.
Deep, Broad and Growing Technology Foundation
Our breadth of proprietary and patented technologies and long track record of innovation substantially differentiate us from other industry participants. Our leading softgel platforms, including Liqui-Gels, OptiShell and Vegicaps capsules, and our modified release technologies, including the Zydis family, OptiPact and OptiMelt technologies, provide formulation expertise to solve complex delivery challenges for our customers. We offer advanced technologies for delivery of small molecules and biologics via respiratory, ophthalmic and injectable routes, including the blow-fill-seal unit dose technology, ADVASEPT glass-free vials, and prefilled syringes. We also provide advanced biologics formulation options, including Gene Product Expression ("GPEx") cell-line and SMARTag antibody-drug conjugate technologies. We have a market leadership position within respiratory delivery, including metered dose and dry powder inhalers, and intra-nasal forms. We have reinforced our leadership position in advanced delivery technologies over the last five years, as we have launched more than a dozen new technology platforms and applications, including the fiscal 2016 launch of our OptiForm Solution Suite, a dose form-agnostic bioavailability enhancement program for early-stage molecules. Our culture of creativity and innovation is grounded in our advanced delivery technologies, our scientists and engineers, and our patents and proprietary manufacturing processes throughout our global network. Our global product development team drives a focused application of resources to our highest priority opportunities for both new customer product introductions and platform technology development. As of June 30, 2017, we had nearly 800 product development programs in active development across our businesses.
Long-Duration Relationships Provide Sustainability
Our broad and diverse range of technologies closely integrates with our customers’ molecules to yield final dose forms, and this generally results in the inclusion of Catalent in our customers’ prescription product regulatory filings. Both of these factors translate to long-duration supply relationships at an individual product level, to which we apply our expertise in contracting to produce long-duration commercial supply agreements. These agreements typically have initial terms of three to ten years with regular renewals of one to three years (see "Contractual Arrangements" for more detail). Nearly two-thirds of our fiscal 2017 advanced delivery technology platform revenues (comprised of our Softgel Technologies and Drug Delivery Solutions reporting segments) were covered by such long-term contractual arrangements. We believe this base provides us with a sustainable competitive advantage.
Significant Recent Growth Investments
We have made significant investments over time to establish a global manufacturing network, and today employ 5.3 million square feet of manufacturing and laboratory space across five continents. We have invested approximately $665 million in the last five fiscal years in gross capital expenditures. Growth-related investments in facilities, capacity and capabilities across our businesses have positioned us for future growth in areas aligned with anticipated future demand. Through our focus on operational, quality and regulatory excellence, we drive ongoing and continuous improvements in safety, productivity and reliable supply to customer expectations, which we believe further differentiate us. Our manufacturing network and capabilities allow us the flexibility to reliably supply the changing needs of our customers while consistently meeting their quality, delivery and regulatory compliance expectations.
High Standards of Regulatory Compliance and Operational and Quality Excellence
We operate our plants in accordance with current good manufacturing practices ("cGMP") or other applicable requirements, following our own high standards that are consistent with those of many of our large global pharmaceutical and biotechnology customers. We have nearly 1,400 employees around the globe focused on quality and regulatory compliance. More than half of our facilities are registered with the FDA, with the remaining facilities registered with other applicable regulatory agencies, such as the European Medicines Agency (the "EMA"). In some cases, facilities are registered with multiple regulatory agencies. In fiscal 2017, we were subject to 53 regulatory audits and, over the last five fiscal years, we successfully completed more than 250 regulatory audits. We also undergo more than 400 customer and internal audits annually. We believe our quality and regulatory track record to be a competitive differentiator for Catalent.
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
Our Strategy
We are pursuing the following key growth initiatives:
"Follow the Molecule®" Providing Solutions to our Customers across all Phases of the Product Lifecycle
We intend to use our advanced delivery technologies and development solutions across the entire lifecycle of our customers’ products to drive future growth. Our development solutions span the drug development process, starting with our platforms for early pre-clinical development of small molecules, biologics and antibody-drug conjugates, to formulation and analytical services, through clinical development and manufacturing of clinical trial supplies, to regulatory consulting. Once a molecule is ready for therapeutic trials and subsequent commercialization, we provide our customers with a range of advanced delivery technologies and manufacturing expertise that allow them to deliver their molecules to the end-users in appropriate dosage forms. The relationship between a molecule and our advanced delivery technologies typically starts with developing and manufacturing the innovator product, then extends throughout the molecule’s commercial life, including with additional customers through potential generic launches or over-the-counter conversion. For prescription products, we are typically the sole and/or exclusive provider, and are reflected in customers’ new drug applications. Our revenues from our advanced delivery technologies are primarily driven by volumes and, as a result, the loss of an innovator drug's market exclusivity may be mitigated if we supply both branded and generic customers.

An example of this can be found in a leading over-the-counter respiratory brand, which today uses both our Zydis fast dissolve and our Liqui-Gels softgel technologies. We originally began development of the prescription format of this product for our multinational pharmaceutical company partner in 1992 to address specific patient sub-segment needs. After four years of development, we then commercially supplied the prescription Zydis product for six years, and we have continued to provide the Zydis form since the switch to over-the-counter status in the United States and other markets in the early 2000s. More recently, we proactively brought a softgel product concept for the brand to the customer, which the customer elected to develop and launch as well. By following this molecule, we have built a strong, 25-year long relationship across multiple formats and markets.
Customer Product Pipeline - Continuing to Grow Through New Projects and Product Launches
We intend to grow by supplementing our existing diverse base of commercialized advanced delivery technology products with new development programs. As of June 30, 2017, our product development teams were working on nearly 800 new customer programs. Our base of active development programs has expanded in recent years from growing market demand, as well as from our expanded capabilities and technologies. Although there are many complex factors that affect the development and commercialization of pharmaceutical, biological and customer and animal health products, we expect that a portion of these programs will reach full development and market approval in the future and thereby add to our long-duration commercial revenues under long-term contracts and grow our existing product base. In the year ended June 30, 2017, we introduced 183 new products, consistent with the prior year level.

Catalent continues to be the global leader in providing chemistry, manufacturing and controls-based product development services to the global pharmaceutical, biotechnology and consumer health industry, driven by thousands of projects annually. In the year ended June 30, 2017, we recognized approximately $409 million of revenue related to the development of products on behalf of customers, included in our Softgel Technologies and Drug Delivery Solutions reporting segments, up 24% from the prior year. In addition, substantially all of the revenues associated with the Clinical Supply Services segment relate to our support of customer products in development.

Capabilities & Capacity - Expanding In Biologics and Other Attractive Markets
Recognizing the strategic importance of biologics, we began to build a differentiated biologics cell-line and formulation development platform in 2002. Since then, the Company has invested more than $150 million to create our Catalent Biologics offering (included in our Drug Delivery Solutions segment). Today, Catalent is a recognized leader in advanced cell-line development and formulation, and increasingly in specialized manufacturing of biologic drug substance for use in clinical trials and bioanalytical analysis. During fiscal 2017, the second production suite in our Madison, Wisconsin facility came on-line, and we broke ground for the third suite, which will take us to commercial scale supply. We have partnered with customers from around the world to develop advanced cell expression for more than 600 products, many using our advanced GPEx technology. We have invested in a second-generation antibody-drug conjugate technology, SMARTag, and in fiscal 2017, we licensed rights to a development stage ADC product we created and saw continued progress in our customers’ SMARTag product development activities. We expect to continue to expand our biologics presence through both organic and potential inorganic investments.
In addition to biologics, we have increased our existing investments in several facilities in order to expand in attractive markets, including a recently completed significant expansion of our oral solid controlled release production capacity in Kentucky and the scaling-up of commercial manufacturing capacity for metered-dose inhalers. We have also inorganically added key new capabilities in early development via our fiscal 2017 acquisition of Pharmatek, and expanded our North American consumer health softgel capacity via our Accucaps acquisition.
Advanced Technologies - Capitalize on Our Substantial Platforms
We have broad and diverse technology platform that are supported by extensive know-how and approximately 1,100 patents and patent applications in approximately 100 families across advanced delivery technologies, drug and biologics formulation and manufacturing. For example, we have significant softgel fill and formulation know-how, databases and substantial softgel regulatory approval expertise, and, as a result, nearly 90% of NCE softgel approvals by the FDA over the last 25 years have been developed and supplied by us.
In addition to resolving product challenges for our customers’ molecules, for more than two decades we have applied our technology platforms and development expertise to proactively develop proof-of-concept products, whether improved versions of existing drugs, new generic formulations or innovative consumer health products. In the consumer health area, we file product dossiers with regulators in relevant jurisdictions for self-created products, which help contribute sustainable growth to our consumer health business. We expect to continue to seek proactive development opportunities and other non-traditional relationships to increase demand for and value realized from our technology platforms. These activities have provided us with opportunities to capture an increased share of end-market value through out-licensing, profit-sharing and other arrangements.
Operational Leverage - Deploy Existing Infrastructure and Operational Discipline to Drive Profitable Growth
Through our existing infrastructure, including our global network of operating locations and programs, we promote operational discipline and drive margin expansion. With our Lean Manufacturing and Lean Six Sigma programs, a global procurement function and conversion cost productivity metrics in place, we have created a culture of functional excellence and cost accountability. We intend to continue to apply this discipline to further leverage our operational network for profitable growth. Since fiscal 2009, we have expanded gross margin by over 400 basis points and Adjusted EBITDA margin by over 200 basis points. Note that that "Adjusted EBITDA" is a financial metric that is not prepared in accordance with the accounting principles generally accepted in the United States ("U.S. GAAP"), and that further explanations of this metric and comparisons to the most nearly comparable U.S. GAAP metrics are set forth below at "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical and Adjusted EBITDA."
Strategic Acquisitions and Licensing - Build on our Existing Platform
We operate in highly fragmented markets in both our advanced delivery technologies and development solutions businesses. Within those markets, the five top players represent nearly 35% and 10% of the total market share, respectively, by revenue. Our broad platform, global infrastructure and diversified customer base provide us with a strong foundation from which to consolidate within these markets and to generate operating leverage through such acquisitions. Since fiscal 2012, we have executed eleven transactions, investing approximately $900 million, and have demonstrated an ability to efficiently and effectively integrate these acquisitions.
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
Our Reportable Segments
Our offerings and services are summarized below by reporting segment.

(Dollars in millions)

Segment	Offerings and Services	Fiscal 2017 Revenue*
Softgel Technologies	Formulation, development and manufacturing of prescription and consumer health soft capsules, or "softgels" including traditional softgel capsules (in which the shell is made from animal-derived materials) and Vegicaps and OptiShell capsules (in which the shell is made from plant-derived materials).	$855.3
Drug Delivery Solutions	Formulation, development and manufacturing of prescription and consumer and animal health products using our proprietary OptiMelt, OptiPact, OptiForm and Zydis technologies, other proprietary and conventional drug delivery technologies such as prefilled syringes; blow-fill seal unit dose manufacturing, including our ADVASEPT technology; biologic cell line development, including our GPEx and SMARTag technologies; biologics manufacturing; analytical and bioanalytical development; and testing services.	$910.1
Clinical Supply Services	Manufacturing, packaging, labeling, storage, distribution and inventory management for global clinical trials of drugs and biologics for customer required patient kits; FastChain demand-led clinical supply service; clinical e-solutions and informatics; and global comparator sourcing services.	$348.8
*Segment Revenue includes inter-segment revenue of $38.8 million.
This table should be read in conjunction with Note 15 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K (the "Consolidated Financial Statements").
Softgel Technologies
Through our Softgel Technologies segment, we provide formulation, development and manufacturing services for soft capsules, or "softgels," which we first commercialized in the 1930s and have continually enhanced. We are the market leader in overall softgel manufacturing, and hold the leading market position in the prescription arena. Our principal softgel technologies include traditional softgel capsules, in which the shell is made of animal-derived gelatin, and Vegicaps and OptiShell capsules, in which the shell is made from plant-derived materials. Softgel capsules are used in a broad range of customer products, including prescription drugs, over-the-counter medications, dietary supplements and unit-dose cosmetics. Softgel capsules encapsulate liquid, paste or oil-based active compounds in solution or suspension within an outer shell, filling and sealing the capsule simultaneously. We typically perform all encapsulation for a product within one of our softgel facilities, with active ingredients provided by customers or sourced directly by us. Softgels have historically been used to solve formulation challenges or technical issues for a specific drug, to help improve the clinical performance of compounds, to provide important market differentiation, particularly for over-the-counter compounds, and to provide safe handling of hormonal, potent and cytotoxic drugs. We also participate in the softgel vitamin, mineral and supplement business in selected regions around the world. With the 2001 introduction of our plant-derived softgel shell, Vegicaps capsules, consumer health manufacturers have been able to extend the softgel dose form to a broader range of active ingredients and serve patient/consumer populations that were previously inaccessible due to religious, dietary or cultural preferences. In recent years, we have extended this platform to pharmaceutical products via our OptiShell offering. Our Vegicaps and OptiShell capsules are protected by patents in most major global markets. Physician and patient studies we have conducted have demonstrated a preference for softgels versus traditional tablet and hard capsule dose forms in terms of ease of swallowing, real or perceived speed of delivery, ability to remove or eliminate unpleasant odor or taste and, for physicians, perceived improved patient adherence with dosing regimens. Representative customers of Softgel Technologies include Pfizer, Novartis, Bayer, GlaxoSmithKline, Teva, Johnson & Johnson and Allergan.
Our Softgel Technologies segment represents 40%, 41%, and 42% of the segments' aggregate revenue before inter-segment eliminations for fiscal 2017, 2016 and 2015, respectively.

Drug Delivery Solutions
Our Drug Delivery Solutions segment provides various complex advanced formulation delivery technologies, and related integrated solutions including: development and manufacturing of a broad range of oral dose forms including fast-dissolve tablets and both proprietary and conventional controlled release products, and delivery of pharmaceuticals, biologics and biosimilars administered via injection, inhalation and ophthalmic routes, using both traditional and advanced technologies. Representative customers of Drug Delivery Solutions include Pfizer, GlaxoSmithKline, Roche, Teva, Eli Lilly, Johnson & Johnson and Allergan.

We provide comprehensive pre-formulation, development, and both clinical and commercial scale for most traditional and advanced oral solid dose formats, including uncoated and coated tablets, powder/pellet/bead-filled two-piece hard capsules, lozenges, powders and other forms for immediate and modified release prescription, consumer and animal health products. We have substantial experience developing and scaling up products requiring accelerated development timelines, specialized handling, complex technology transfers, or specialized manufacturing processes.
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
Our range of injectable manufacturing offerings includes filling drugs or biologics into pre-filled syringes and glass-free ADVASEPT vials, with flexibility to accommodate other formats within our existing network, increasingly focused on complex pharmaceuticals and biologics. With our range of technologies we are able to meet a wide range of specifications, timelines and budgets. We believe that the complexity of the manufacturing process, the importance of experience and know-how, regulatory compliance, and high start-up capital requirements provide us with a substantial competitive advantage in the market. For example, blow-fill-seal is an advanced aseptic processing technology, which uses a continuous process to form, fill with drug, and seal a plastic container in a sterile environment. Blow-fill-seal units are currently used for a variety of pharmaceuticals in liquid form, such as respiratory, ophthalmic and otic products. We are a leader in the outsourced blow-fill-seal market, and operate one of the largest capacity commercial manufacturing blow-fill-seal facilities in the world. Our sterile blow-fill-seal manufacturing has significant capacity and flexibility with regard to manufacturing configurations. This business provides flexible and scalable solutions for unit-dose delivery of complex formulations such as suspensions and emulsions. Further, the business provides engineering and manufacturing solutions related to complex containers. Our regulatory expertise can lead to decreased time to commercialization, and our dedicated development production lines support feasibility, stability and clinical runs. We plan to continue to expand our product line in existing and new markets, and in higher margin specialty products with additional respiratory, ophthalmic, injectable and nasal applications.
Our fast-growing biologics offerings include our formulation development and cell-line manufacturing based on our advanced and patented GPEx technology, which is used to develop stable, high-yielding mammalian cell lines for both innovator and biosimilar biologic compounds. Our GPEx technology can provide rapid cell-line development, high biologics production yields, flexibility and versatility. We believe our development-stage SMARTag next-generation antibody-drug conjugate technology will provide more precision targeting for delivery of drugs to tumors or other locations, with improved safety versus existing technologies. Our biologics facility in Madison, Wisconsin has the current capability and capacity to produce clinical-scale biologic supplies, with a commercial-capable suite under construction; combined with offerings from our other businesses and external partners, we provide the broadest range of technologies and services supporting the development and launch of new biologic entities, biosimilars or biobetters to bring a product from gene to market commercialization, faster.
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

Our Drug Delivery Solutions segment represents 43%, 43% and 43% of the segments' aggregate revenue before inter-segment eliminations for fiscal 2017, 2016 and 2015, respectively.
Clinical Supply Services
Our Clinical Supply Services segment provides manufacturing, packaging, storage, distribution and inventory management for drugs and biologics in clinical trials. We offer customers flexible solutions for clinical supplies production, and provide distribution and inventory management support for both simple and complex clinical trials. This includes over-encapsulation where needed; supplying placebos, comparator drug procurement and clinical packages and kits for physicians and patients; inventory management; investigator kit ordering and fulfillment; and return supply reconciliation and reporting. We support trials in all regions of the world through our facilities and distribution network. In fiscal 2016, we commenced an expansion of our Singapore facility by building new flexible cGMP space, and we introduced clinical supply services at our 100,000 square foot facility in Japan, expanding our Asia Pacific capabilities. Additionally, in fiscal 2013, we established our first clinical supply services facility in China as a joint venture and assumed full ownership in fiscal 2015. We are the leading provider of integrated development solutions and one of the leading providers of clinical trial supplies. Representative customers of Clinical Supply Services include Merck KGaA, Quintiles, Eli Lilly, Abbvie, Incyte Corporation and Pfizer.
Our Clinical Supply Services segment represents 16%, 16% and 15% of the segments' aggregate revenue before inter-segment eliminations for fiscal 2017, 2016 and 2015, respectively.
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
Sales and Marketing
Our target customers include large pharmaceutical and biotechnology companies, mid-size, emerging and specialty pharmaceutical and biotechnology companies, and consumer health companies, along with companies in other selected healthcare market segments such as animal health and medical devices and companies in adjacent industries, such as cosmetics. We have longstanding, extensive relationships with leading pharmaceutical and biotechnology customers. In fiscal 2017, we did business with 85 of the top 100 branded drug marketers, 23 of the top 25 generics marketers, 23 of the top 25 biologics marketers, and 22 of the top 25 consumer health marketers globally, as well as with more than 1,000 other customers. Faced with access, pricing and reimbursement pressures as well as other market challenges, large pharmaceutical and biotechnology companies have increasingly sought partners to enhance the clinical competitiveness of their drugs and biologics and improve the productivity of their research and development activities, while reducing their fixed cost base. Many mid-size, emerging and specialty pharmaceutical and biotechnology companies, while facing the same pricing and market pressures, have chosen not to build a full infrastructure, but rather to partner with other companies through licensing agreements or outsourcing to access the critical skills, technologies and services required to bring their products to market. Consumer health companies require rapidly developed, innovative dose forms and formulations to keep up in the fast-paced over-the-counter medication and vitamins markets. These market segments are all critically important to our growth, but require distinct solutions, marketing and sales approaches, and market strategy.
We follow a hybrid demand generation organization model, with strategic account teams offering the full breadth of Catalent’s solutions, and technical specialist teams providing the in-depth technical knowledge and practical experience essential for each individual offering. All business development and field sales representatives ultimately report to a single sales head, and significant ongoing investments are made to enhance their skills and capabilities. Our sales organization currently consists of more than 150 full-time, experienced sales professionals, supported by inside sales and sales operations. We also have built a dedicated strategic marketing team, providing strategic market and product planning and management for our offerings. As part of our marketing efforts, we participate in major trade shows relevant to the offerings globally and ensure adequate visibility to our offerings and solutions through a comprehensive print and on-line advertising and publicity program. We believe that Catalent is a strong brand with high overall awareness in our established markets and target customers, and that our brand identity has become a competitive advantage for us.

Global Accounts
We manage selected accounts globally due to their substantial current business and growth potential. We recorded approximately 26% of our total revenue in fiscal 2017 from these global accounts. Each global account is assigned a lead business development professional with substantial industry experience. These account leaders, along with other members of the sales and executive leadership teams, are responsible for managing and extending the overall account relationship. Account leaders work closely with the rest of the sales organization to ensure alignment around critical priorities for the accounts.
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
Contractual Arrangements
We generally enter into a broad range of contractual arrangements with our customers, including agreements with respect to feasibility, development, supply, licenses, and quality. The terms of these contracts vary significantly depending on the offering and customer requirements. Some of our agreements may include a variety of revenue arrangements such as fee-for-service, minimum volume commitments, royalties, profit-sharing and fixed fees. We employ a range of capacity access approaches, from standard to completely dedicated capacity models, based on customer and product needs. We generally secure pricing and contract mechanisms in our supply agreements that allow for periodic resetting of pricing terms, and, in some cases, these agreements provide for our ability to renegotiate pricing in the event of certain price increases for the raw materials utilized in the products we make. Our typical supply agreements include indemnification from our customers for product liability and intellectual property matters and caps on our contractual liabilities, subject in each case to negotiated exclusions. In addition, our manufacturing supply agreement terms range from three to ten years with regular renewals of one to three years, although some of our agreements are terminable upon much shorter notice periods, such as 30 or 90 days. For our development solutions offerings, we may enter into master service agreements, which provide for standardized terms and conditions and make it easier and faster for customers with multiple development needs to access our offerings.
Backlog
While we generally have long-term supply agreements that provide for a revenue stream over a period of years, our backlog represents, as of a point in time, future service revenues from work not yet completed. For our Softgel and Drug Delivery Solutions segments, backlog represents firm orders for manufacturing services and includes minimum volumes, where applicable. For our Clinical Supply Services segment, backlog represents estimated future service revenues from work not yet completed under signed contracts. Using these methods of reporting backlog, as of June 30, 2017, our backlog was approximately $1,052.2 million, as compared to approximately $827.5 million as of June 30, 2016, including approximately $338.3 million and $292.1 million, respectively, related to our Clinical Supply Services segment. We expect to recognize approximately 83% of revenue from the backlog in existence as of June 30, 2017 by the completion of the fiscal year ending June 30, 2018.
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
Manufacturing Capabilities
We operate manufacturing facilities, development centers and sales offices throughout the world. We have thirty-five facilities (three locations each operate as two facilities for different reporting segments) on five continents with 5.3 million square feet of manufacturing, lab and related space. Our manufacturing capabilities include the full suite of competencies relevant to support each site’s activities, including regulatory, quality assurance and in-house validation.

We operate our plants in accordance with cGMP or other applicable requirements. More than half of our facilities are registered with the FDA, with the remaining facilities being registered with other applicable regulatory agencies, such as the EMA. In some cases, our facilities are registered with multiple regulatory agencies.
We have invested approximately $420.4 million of cash outflows in our manufacturing facilities since fiscal 2015 through improvements and expansions in our facilities, including approximately $139.8 million on capital expenditures in fiscal 2017. We believe that our facilities and equipment are in good condition, are well maintained and are able to operate at or above present levels for the foreseeable future, in all material respects.
Our manufacturing operations are focused on employee health and safety, regulatory compliance, operational excellence, continuous improvement, and process standardization across the organization. In fiscal 2017, we achieved approximately 98% on-time shipment delivery versus customer request date across our network as a result of this focus. Our manufacturing operations are structured around an enterprise management philosophy and methodology that utilizes principles and tools common to a number of quality management programs, including Lean Six Sigma and Lean Manufacturing.
Raw Materials
We use a broad and diverse range of raw materials in the design, development and manufacture of our products. This includes, but is not limited to, key materials such as gelatin, starch, and iota carrageenan for our Softgel Technologies segment; packaging films for our Clinical Supply Services segment, and resin for our blow-fill-seal business in our Drug Delivery Solutions segment. The raw materials that we use are sourced externally on a global basis. Globally, our supplier relationships could be interrupted due to natural disasters and international supply disruptions, including those caused by pandemics, geopolitical and other issues. For example, commercially usable gelatin is available from a limited number of sources. In addition, much of the gelatin we use is bovine-derived. Past concerns of contamination from Bovine Spongiform Encephalopathy ("BSE") have narrowed the number of possible sources of particular types of gelatin. If there were a future disruption in the supply of gelatin from any one or more key suppliers, there can be no assurance that we could obtain an alternative supply from our other suppliers. If future restrictions were to emerge on the use of bovine-derived gelatin from certain geographic sources due to concerns of contamination from BSE, any such restriction could hinder our ability to timely supply our customers with products and the use of alternative non-bovine-derived gelatin for specific customer products could be subject to lengthy formulation, testing and regulatory approval periods.
We work very closely with our suppliers to assure continuity of supply while maintaining excellence in material quality and reliability, and we have an active and effective supplier audit program. We continually evaluate alternate sources of supply, although we do not frequently pursue regulatory qualification of alternative sources for key raw materials due to the strength of our existing supplier relationships, the reliability of our current supplier base and the time and expense associated with the regulatory process. Although a change in suppliers could require significant effort or investment by us in circumstances where the items supplied are integral to the performance of our products or incorporate specialized material such as gelatin, we do not believe that the loss of any existing supply arrangement would have a material adverse effect on our business. See "Risk Factors—Risks Relating to Our Business and Industry—Our future results of operations are subject to fluctuations in the costs, availability, and suitability of the components of the products we manufacture, including active pharmaceutical ingredients, excipients, purchased components, and raw materials."
Competition
We compete on several fronts both domestically and internationally, including with other companies that offer advanced delivery technologies, outsourced dose form or biologics manufacturing, or development services to pharmaceutical, biotechnology and consumer health companies based in North America, South America, Europe and the Asia-Pacific region. We also may compete with the internal operations of those pharmaceutical, biotechnology and consumer health manufacturers that choose to source these services internally, where possible.

Competition is driven by proprietary technologies and know-how (where relevant), consistency of operational performance, quality, price, value and speed. While we do have competitors that compete with us in our individual offerings, we do not believe we have competition from any directly comparable companies.

Research and Development Costs
Our research activities are primarily directed toward the development of new offerings and manufacturing process improvements. Costs incurred in connection with the development of new offerings and manufacturing process improvements are recorded within selling, general, and administrative expenses. Such research and development costs included in selling, general, and administrative expenses amounted to $7.0 million, $7.6 million and $12.2 million for the fiscal years ended June 30, 2017, June 30, 2016 and June 30, 2015, respectively. Costs incurred in connection with research and development services we provide to customers and services performed in support of the commercial manufacturing process for customers are recorded within cost of sales. Such research and development costs included in cost of sales amounted to $45.8 million, $47.4 million and $41.3 million for the fiscal years ended June 30, 2017, June 30, 2016 and June 30, 2015, respectively.
Employees
As of June 30, 2017, we had approximately 10,800 employees in thirty-five facilities on five continents: twelve facilities are in the United States, with certain employees at one facility being represented by a labor organization with their terms and conditions of employment being subject to a collective bargaining agreement. National works councils and/or labor organizations are active at all eleven of our European facilities consistent with labor environments/laws in European countries. Similar relationships with labor organizations or national works councils exist at our plants in Canada, Argentina, Brazil, and Australia. Our management believes that our employee relations are satisfactory.

	North America	Europe	South America	Asia Pacific	Total
Approximate Number of Employees as of June 30, 2017	5,200	3,900	900	800	10,800
Corporate Responsibility

A sense of responsibility to our employees, customers and suppliers and the communities in which we operate and a desire to work to sustain the environments and resources affected by our activities are integrated into the heart of our business, as we fulfill our purpose to help people live better, healthier lives.  We take our corporate responsibilities seriously. We believe that we succeed as an organization when we put the needs of the patients and other individuals who consume our drugs and other products first, and we are committed to act with integrity in everything we do. Our employees are supporting Catalent’s corporate responsibility commitment and helping millions of people around the world live better, healthier lives by developing, delivering and supplying reliable, high-quality treatments; connecting to and bettering our communities; promoting a healthy environment and investing in our people to help them and our business grow.

Our Corporate Responsibility Council (the "CR Council") is made up of executive and senior leadership and guides the implementation of our corporate responsibility strategy and commitments. Three sub-committees - the Environmental Committee, the Grant-making Committee and the Community Engagement Ambassador Network - of the CR Council are responsible for driving progress in three key areas of our overall corporate responsibility commitment. They help to embed corporate responsibility deeper into the business and align the corporate responsibility agenda with our business goals.

We are expanding our strategic grant-making activities to focus on partnerships, initiatives and programs that demonstrably promote research and development into or delivery or use of a treatment or encourage STEM (Science, Technology, Engineering and Mathematics) education initiatives. We intend to introduce matching-gift and volunteer grant programs for our employees while coordinating even more volunteer projects in the communities around the world in which we operate.

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
We do not consider any particular patent, trademark, license, franchise, or concession to be material to our overall business.
Regulatory Matters
The manufacture, distribution and marketing of healthcare products are subject to extensive ongoing regulation by the FDA, other United States ("U.S.") governmental authorities and foreign regulatory authorities. Certain of our subsidiaries are required to register for permits and/or licenses with, and must comply with the operating, cGMP, quality and security standards of, applicable domestic and foreign healthcare regulators, including the FDA, the Drug Enforcement Agency (the "DEA"), the Department of Health and Human Services (the "DHHS"), the equivalent agencies of European Union (the "EU") member states and various state boards of pharmacy, state health departments and comparable foreign agencies, as well as various accrediting bodies, each depending upon the type of operations and the locations of distribution and sale of the products manufactured or services provided by those subsidiaries.
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
The costs associated with complying with the various applicable federal, state, local, foreign and transnational regulations could be significant and the failure to comply with such legal requirements could have an adverse effect on our results of operations and financial condition. See "Risk Factors—Risks Relating to Our Business and Industry—Failure to comply with existing and future regulatory requirements could adversely affect our results of operations and financial condition," for additional discussion of the costs associated with complying with the various regulations.
In fiscal 2017, we were subject to 53 regulatory audits and, over the last five fiscal years, we successfully completed more than 250 regulatory audits, with approximately 50% resulting in no reported observations.
Quality Assurance
We are committed to ensuring and maintaining the highest standard of regulatory compliance while providing high quality products to our customers. To meet these commitments, we have developed and implemented a Catalent-wide quality management system throughout the organization. We have nearly 1,400 employees around the globe focusing on quality and regulatory compliance. Our senior management team is actively involved in setting quality policies, standards and internal position papers as well as managing internal and external quality performance. Our quality assurance department provides quality leadership and supervises our quality systems programs. An internal audit program monitors compliance with applicable regulations, standards and internal policies. In addition, our facilities are subject to periodic inspection by the FDA, the DEA and other equivalent local, state and foreign regulatory authorities and customers. All FDA, DEA and other regulatory inspectional observations have been resolved or are on track to be completed at the prescribed timeframe provided in commitments to the applicable agency in all material respects. We believe that our operations are in compliance in all material respects with the regulations under which our facilities are governed.

Environmental Matters
Our operations are subject to a variety of environmental, health and safety laws and regulations, including those of the U.S. Environmental Protection Agency (the "EPA") and equivalent state, local and foreign regulatory agencies in each of the jurisdictions in which we operate. These laws and regulations govern, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous substances and wastes, soil and groundwater contamination and employee health and safety. Our manufacturing facilities use, in varying degrees, hazardous substances in their processes. These substances include, among others, chlorinated solvents, and in the past chlorinated solvents were used at one or more of our facilities, including a number we no longer own or operate. As at our current facilities, contamination at such formerly owned or operated properties can result and has resulted in liability to us, for which we have recorded appropriate reserves as needed. We believe that our operations are in compliance in all material respects with the environment, health and safety regulations applicable to our facilities.
Available Information
We file annual, quarterly and special reports and other information with the SEC. Our filings with the SEC are available to the public on the SEC’s website at www.sec.gov. Those filings are also available to the public on, or accessible through, our website for free via the "Investors" section at www.catalent.com.
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
We operate in a market that is highly competitive. We compete on several fronts, both domestically and internationally, including competing with other companies that provide similar offerings to pharmaceutical, biotechnology and consumer and animal health companies based in North America, Latin America, Europe and the Asia-Pacific region. We also may compete with the internal operations of those pharmaceutical, biotechnology and consumer and animal health manufacturers that choose to source these offerings internally.
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
The referendum in the U.K. and resulting decision of the U.K. government to consider exiting from the European Union could have future adverse effects on our operations revenues and costs, and therefore our profitability.
In June 2016, the U.K. held a referendum in which a majority of voters approved the U.K.’s exit from the EU, and the U.K. government has publicly announced that it intends to honor that vote and seek an exit. There is no immediate change in either the U.K. or the EU as a result of this referendum, and the U.K. government must now decide, through legislative action and through negotiations with the EU and other affected parties, what changes will result from the decision to exit. Four of our thirty-five facilities, employing hundreds of workers, are located in the U.K., and these facilities, as well as others in our network, source goods, manufacture goods and provide services from or intended for the U.K. These facilities operate within an existing framework of trade and human capital integration with the EU and, by extension, the other parts of the world, with which the EU has trade and immigration agreements. Due to future changes in the U.K. resulting from an eventual exit, such as increased trade barriers, increased tariff rates or custom duties, or in anticipation of such changes, our suppliers, customers or employees may change their interactions with us, including changes in imports to or exports from the U.K., changes in the requested utilization of our facilities, both within and without the U.K., and changes in our relationships with our workforce in the U.K. To the extent that our facilities operate as part of a cross-border supply and distribution chain, their operations may also be negatively affected by a decrease in the cross-border mobility of goods and services. We cannot anticipate the nature of these changes, as they largely depend on factors outside our control, but the changes may result in adverse changes in our future operations, revenues and costs, and therefore our future profitability.
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
Changes in market access or healthcare reimbursement for our customers’ products in the United States or internationally, including the possible repeal or replacement of the Affordable Care Act (the "ACA") in the United States, could adversely affect our results of operations and financial condition.
The healthcare industry has changed significantly over time, and we expect the industry to continue to evolve. Some of these changes, such as ongoing healthcare reform, adverse changes in governmental or private funding of healthcare products and services, legislation or regulations governing patient access to care and privacy, or the delivery, pricing or reimbursement approval of pharmaceuticals and healthcare services or mandated benefits, may cause healthcare industry participants to change the amount of our offerings they purchase or the price they are willing to pay for our offerings. In particular, there is significant uncertainty about the future of the ACA and healthcare laws in general in the United States. While we are unable to predict the likelihood of changes to the ACA, any repeal or full or partial replacement could have a material adverse effect on the demand for our customer’s products, which in turn could have a negative impact on our results of operations, financial condition or business. Changes in the healthcare industry’s pricing, selling, inventory, distribution or supply policies or practices could also significantly reduce our revenue and results of operations. In particular, volatility in individual product demand may result from changes in public or private payer reimbursement or coverage.

As a global enterprise, fluctuations in the exchange rate of the U.S. dollar against foreign currencies could have a material adverse effect on our financial performance and results of operations.
As a company with significant operations outside of the United States, certain revenues, costs, assets and liabilities, including our euro-denominated 4.75% Senior Notes due 2024 (the "Notes") and a portion of our senior secured credit facilities, are denominated in currencies other than the U.S. dollar. As a result, changes in the exchange rates of these currencies or any other applicable currency to the U.S. dollar will affect our revenues, earnings and cash flows. There has been, and may continue to be, volatility in currency exchange rates affecting the various currencies in which we do business, including as a result of the U.K.'s referendum in which voters approved the U.K.'s exit from the EU. Such volatility and other changes in exchange rates could result in unrealized and realized exchange losses despite any effort we may undertake to manage or mitigate our exposure to foreign currency fluctuations.
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
We have net operating loss carryforwards available to reduce future taxable income. Utilization of our net operating loss carryforwards may be subject to a substantial limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), and comparable provisions of state, local and foreign tax laws due to changes in ownership of our company that may occur in the future. Under Section 382 of the Code and comparable provisions of state, local and foreign tax laws, if a corporation undergoes an "ownership change," generally defined as a greater than 50% change by value in its equity ownership over a three-year period, the corporation’s ability to carry forward its pre-change net operating losses to reduce its post-change income may be limited. We may experience ownership changes in the future as a result of future changes in our stock ownership. As a result, our ability to use our pre-change net operating loss carryforwards to reduce U.S. federal and state taxable income we produce in the future years may be subject to limitations, which could result in increased future tax liability to us.
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
In addition to our executive officers, we rely on approximately 130 senior employees to lead and direct the Company. Our senior leadership team ("SLT") is comprised of our executive officers and other vice presidents and directors who hold critical positions and possess specialized talents and capabilities that give us a competitive advantage in the market. The members of the SLT hold positions such as facility general manager, vice president/general manager of business unit commercial development, vice president of quality and regulatory activities and vice president-finance.

With respect to our technical talent, we have approximately 1,600 scientists and technicians whose areas of expertise and specialization cover subjects such as advanced delivery, drug and biologics formulation and manufacturing. Many of our sites and laboratories are located in competitive labor markets like those in which our Morrisville, North Carolina; Brussels, Belgium; Woodstock, Illinois; Madison, Wisconsin; Emeryville, California and Schorndorf, Germany facilities are located. Global and regional competitors and, in some cases, customers and suppliers, compete for the same skills and talent as we do.
We use advanced information and communication systems to run our operations, compile and analyze financial and operational data and communicate among our employees, customers and counter-parties, and the risks generally associated with such information and communications systems could adversely affect our results of operations.
We rely on information systems in our business to obtain, rapidly process, analyze and manage data to:

•	facilitate the manufacture and distribution of thousands of inventory items in, to and from our facilities;

•	receive, process and ship orders on a timely basis;

•	manage the accurate billing and collections for roughly one thousand customers;

•	create, compile, and retain testing and other product-related data necessary for meeting our and our customer's regulatory obligations.

•	manage the accurate accounting and payment for thousands of vendors;

•	schedule and operate our global network of development, manufacturing and packaging facilities;

•	document various aspects of our activities, including the agreements we make with suppliers and customers;

•
compile financial and other operational data into reports necessary to manage our business and comply with various regulatory or contractual obligations, including obligations under our bank loans, the indenture governing the Notes, the federal securities laws and the Code and other applicable state, local and foreign tax laws; and

•	communicate among our 10,800 employees spread across thirty-five facilities over five continents.
We deploy defenses against cyber-attack and work to secure the integrity of our data systems using techniques, hardware and software typical of companies of our size and scope. Despite our security measures, however, our information technology and infrastructure may be vulnerable to attacks by increasingly sophisticated intruders or others who try to cause harm to or interfere with our normal use of our systems. They are also susceptible to breach due to employee error, malfeasance or other disruptions. Our results of operations could be adversely affected if these systems are interrupted, damaged by unforeseen events or fail for any extended period of time.
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
To the extent that we are not successful in completing divestitures, as such may be determined by future strategic plans and business performance, we may have to expend substantial amounts of cash, incur debt and continue to absorb the costs of loss-making or under-performing divisions. Any divestiture, whether we are able to complete it, or not may involve a number of risks, including diversion of management’s attention, a negative impact on our customer relationships, costs associated with maintaining the business of the targeted divestiture during the disposition process, and the costs of closing and disposing of the affected business or transferring the operations of the business to other facilities.
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
Any of the foregoing could affect our ability to compete or have a material adverse effect on our business, financial condition, and results of operations.
We are subject to environmental, health and safety laws and regulations, which could increase our costs and restrict our operations in the future.
Our operations are subject to a variety of environmental, health and safety laws and regulations, including those of the EPA and the U.S. Occupational Safety & Health Administration and equivalent local, state, and foreign regulatory agencies in each of the jurisdictions in which we operate. These laws and regulations govern, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous substances and wastes, soil and groundwater contamination and employee health and safety. Any failure by us to comply with environmental, health, and safety requirements could result in the limitation or suspension of production or subject us to monetary fines or civil or criminal sanctions, or other future liabilities in excess of our reserves. We are also subject to laws and regulations governing the destruction and disposal of raw materials and non-compliant products, the handling of regulated material that are included in our offerings, and the disposal of our products or their components at the end of their useful lives. In addition, compliance with environmental, health and safety requirements could restrict our ability to expand our facilities or require us to acquire costly environmental or safety control equipment, incur other significant expenses or modify our manufacturing processes. Our manufacturing facilities may use, in varying degrees, hazardous substances in their processes. These substances include, among others, chlorinated solvents, and in the past chlorinated solvents were used at one or more of our facilities, including a number we no longer own or operate. As at our current facilities, contamination at such formerly owned or operated properties can result and has resulted in liability to us. In the event of the discovery of new or previously unknown contamination either at our facilities or at third-party locations, including facilities we formerly owned or operated, the issuance of additional requirements with respect to existing contamination, or the imposition of other cleanup obligations for which we are responsible, we may be required to take additional, unplanned remedial measures for which no reserves have been recorded. We are conducting monitoring and cleanup of contamination at certain facilities currently or formerly owned or operated by us.
We are subject to labor and employment laws and regulations, which could increase our costs and restrict our operations in the future.
We employ approximately 10,800 employees worldwide, including approximately 5,200 employees in North America, 3,900 in Europe, 900 in South America and 800 in the Asia/Pacific region. Certain employees at one of our North American facilities are represented by a labor organization, and national works councils and/or labor organizations are active at all of our European facilities and certain of our other facilities consistent with local labor environments/laws. Our management believes that our employee relations are satisfactory. However, further organizing activities, collective bargaining or changes in the regulatory framework for employment may increase our employment-related costs or may result in work stoppages or other labor disruptions. Moreover, as employers are subject to various employment-related claims, such as individual and class actions relating to alleged employment discrimination and wage-hour and labor standards issues, such actions, if brought against us and successful in whole or in part, may affect our ability to compete or have a material adverse effect on our business, financial condition and results of operations.
Certain of our pension plans are underfunded, and additional cash contributions we may make will reduce the cash available for our business or to discharge our financial obligations.
Certain of our current and former employees in the U.S., the U.K., Germany, France, Japan, Belgium and Switzerland and Australia are participants in defined benefit pension plans that we sponsor. As of June 30, 2017, the underfunded amount of our pension plans on a worldwide basis was approximately $86.0 million, primarily related to our pension plans in the U.K. and Germany. In addition, we have an estimated obligation of approximately $39.1 million, as of June 30, 2017, related to our withdrawal from a multiemployer pension plan in which we formerly participated. In general, the amount of future contributions to the underfunded plans will depend upon asset returns, applicable actuarial assumptions, prevailing and expected interest rates and other factors, and, as a result, the amount we may be required to contribute in the future to fund the obligations associated with such plans may vary. Such cash contributions to the plans will reduce the cash available for our business, including the funds available to pursue strategic growth initiatives or the payment of interest expense on our indebtedness.

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
We are highly leveraged. As of June 30, 2017, we had $1,596.2 million (dollar equivalent) of senior indebtedness and $424.3 million of Notes; an additional $188 million of un-utilized capacity and $12.0 million of outstanding letters of credit under our revolving credit facility.
Our high degree of leverage could have important consequences for us, including:

•	increasing our vulnerability to adverse economic, industry or competitive developments;

•
exposing us to the risk of increased interest rates because certain of our borrowings, including borrowings under our senior secured credit facilities and our Senior Euro-denominated Notes, are at variable rates of interest;

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

Our total interest expense, net was $90.1 million, $88.5 million and $105.0 million for fiscal years 2017, 2016 and 2015, respectively. After taking into consideration our ratio of fixed-to-floating rate debt, an increase of 100 basis points in floating rates would increase our annual interest expense by approximately $12.6 million.

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
The agreements governing our outstanding indebtedness contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit the ability of Operating Company and those of its subsidiaries to which these covenants apply (which our Amended and Restated Credit Agreement, dated as of May 20, 2014 (as amended, the "Credit Agreement") calls "restricted subsidiaries") to, among other things:

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
The trading price of our common stock has been and continues to be volatile. Since shares of our common stock were offered for sale in our initial public offering on July 31, 2014 through June 30, 2017, our common stock price ranged from

$18.92 to $38.73. The trading price of our common stock may be adversely affected due to a number of factors such as those listed in "Risks Related to Our Business and Our Industry" and the following:

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
As of August 24, 2017, 43,720 shares of our common stock, representing less than 1% of our total outstanding shares of common stock, are "restricted securities" within the meaning of the SEC's Rule 144 promulgated under the Securities Act ("Rule 144") and subject to certain restrictions on resale. Restricted securities may be sold in the public market only if they are registered under the Securities Act or are sold pursuant to an exemption from registration such as Rule 144.
In addition, 1,581,761 shares of common stock may become eligible for sale upon exercise of vested options. A total of 6,700,000 shares of common stock were reserved for issuance under the 2014 Omnibus Incentive Plan, of which 2,398,417 shares of common stock remain available for future issuance at August 25, 2017. These shares can be sold in the public market upon issuance, subject to restrictions under the securities laws applicable to resales by affiliates.
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
Certain provisions of our amended and restated certificate of incorporation and bylaws may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that may otherwise be in the best interests of our stockholders, including transactions that might otherwise result in the payment of a premium over the market price for the shares held by our stockholders.
These provisions provide for, among other things:
•a classified board of directors with staggered three-year terms;
•the ability of our board of directors to issue one or more series of preferred stock;

•
advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings (though our board has implemented shareholder proxy access, beginning with our 2018 annual meeting of shareholders);

•	certain limitations on convening special stockholder meetings;

•
the removal of directors only for cause and only upon the affirmative vote of holders of at least 66-2/3% of the shares of common stock entitled to vote generally in the election of directors (a level that our board will recommend be reduced to a simple majority, subject to shareholder approval at our 2017 annual meeting of shareholders); and

•
any amendment of certain provisions only by the affirmative vote of at least 66-2/3% of the shares of common stock entitled to vote generally in the election of directors (though our board will be reducing the threshold for amendment of our bylaws to a simple majority, subject to shareholder approval at our 2017 annual meeting of shareholders).

These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third-party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our principal executive offices are located at 14 Schoolhouse Road, Somerset, New Jersey. We also operate manufacturing operations, development centers, and sales offices throughout the world. We have thirty-five facilities (three locations each operate as two facilities for different reporting segments) with manufacturing capabilities located on five continents with approximately 5.3 million square feet of manufacturing, lab and related space. Our manufacturing capabilities encompass a full suite of competencies including regulatory, quality assurance and in-house validation at all of the production sites. The following table sets forth our manufacturing and laboratory facilities by area and region as of June 30, 2017:

	Facility Sites	Country	Region	Segment	Total Square Footage	Leased/Owned
1	Eberbach	Germany	Europe	Softgel	370,580	Leased
2	St. Petersburg, FL	USA	North America	Softgel	328,073	Owned
3	Buenos Aires	Argentina	South America	Softgel	265,000	Owned
4	Haining	China	Asia Pacific	Softgel	219,930	Owned
5	Braeside	Australia	Asia Pacific	Softgel	163,100	Owned
6	Windsor	Canada	North America	Softgel	125,892	Owned
7	Sorocaba	Brazil	South America	Softgel	124,685	Owned
8	Strathroy	Canada	North America	Softgel	118,009	Owned
9	Kakegawa (1)	Japan	Asia Pacific	Softgel	104,500	Owned
10	Aprilia	Italy	Europe	Softgel	92,010	Owned
11	Beinheim	France	Europe	Softgel	78,100	Owned
12	Dee Why	Australia	Asia Pacific	Softgel	59,836	Leased
13	Indaiatuba	Brazil	South America	Softgel	53,800	Owned
14	Woodstock, IL	USA	North America	Drug Delivery Solutions	421,665	Owned
15	Kansas City, MO (1)	USA	North America	Drug Delivery Solutions	329,394	Owned
16	Brussels	Belgium	Europe	Drug Delivery Solutions	265,287	Owned
17	Somerset, NJ	USA	North America	Drug Delivery Solutions / Corporate HQ	265,000	Owned
18	Swindon	United Kingdom	Europe	Drug Delivery Solutions	253,314	Owned
19	Morrisville, NC	USA	North America	Drug Delivery Solutions	186,406	Leased
20	Winchester, KY	USA	North America	Drug Delivery Solutions	180,000	Owned
21	Limoges	France	Europe	Drug Delivery Solutions	179,000	Owned
22	Schorndorf (1)	Germany	Europe	Drug Delivery Solutions	166,027	Owned
23	Madison, WI	USA	North America	Drug Delivery Solutions	102,723	Leased
24	Malvern, PA	USA	North America	Drug Delivery Solutions	84,000	Leased
25	San Diego, CA	USA	North America	Drug Delivery Solutions	66,244	Leased
26	Dartford	United Kingdom	Europe	Drug Delivery Solutions	20,250	Leased
27	Emeryville, CA	USA	North America	Drug Delivery Solutions	6,418	Leased
28	Philadelphia, PA	USA	North America	Clinical Supply Services	206,878	Leased/Owned
29	Bathgate	United Kingdom	Europe	Clinical Supply Services	191,000	Owned
30	Kansas City, MO (1)	USA	North America	Clinical Supply Services	80,606	Owned
31	Bolton	United Kingdom	Europe	Clinical Supply Services	60,830	Owned
32	Schorndorf (1)	Germany	Europe	Clinical Supply Services	54,693	Owned
33	Shanghai	China	Asia Pacific	Clinical Supply Services	31,000	Leased
34	Singapore	Singapore	Asia Pacific	Clinical Supply Services	13,379	Leased
35	Kakegawa (1)	Japan	Asia Pacific	Clinical Supply Services	2,800	Owned
	Total				5,270,429
(1) Represents sites where multiple segments operate.

ITEM 3.	LEGAL PROCEEDINGS
The Company continues to receive and resolve claims stemming from a prior, temporary regulatory suspension of one of our manufacturing facilities. To date, more than 25 customers of the facility have presented claims against the Company for alleged losses, including lost profits and other types of indirect or consequential damages that they have allegedly suffered due to the temporary suspension, or have reserved their right to do so subsequently. The Company is unable to estimate at this time either the total value of claims that are reasonably possible to be asserted with respect to this matter or the likely cost to resolve them, although (a) as of the end of fiscal 2017, the Company settled 12 customer claims and recorded $1.8 million for claim amounts that the Company deemed to be both probable and reasonably estimable, but is not currently in a position to record under U.S. GAAP any insurance recovery with respect to such costs and (b) certain remaining customers have presented the Company with support for other claims having an aggregate claim value of approximately $20 million. To date, none of the asserted claims takes into account limitations of liability in the contracts governing these claims or any other defense that the Company may assert. In addition, the Company may have insurance for additional costs it may incur as a result of such claims, subject to various deductibles and other limitations, but there can be no assurance as to the aggregate amount or timing of insurance recoveries against any such costs.
From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business, including, without limitation, inquiries and claims concerning environmental contamination as well as litigation and allegations in connection with acquisitions, product liability, manufacturing or packaging defects and claims for reimbursement for the cost of lost or damaged active pharmaceutical ingredients, the cost of any of which could be significant. The Company intends to vigorously defend itself against any such litigation and does not currently believe that the outcome of any such litigation will have a material adverse effect on the Company’s financial statements. In addition, the healthcare industry is highly regulated and government agencies continue to scrutinize certain practices affecting government programs and otherwise.
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
The principal market for trading of the Company’s common stock is the NYSE. The following table sets forth the high and low sale prices per share for our common stock as reported on the NYSE for the period indicated:

Common Stock Market Prices	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Fiscal year ended June 30, 2017:
High	$38.73	$30.22	$27.43	$26.95
Low	$27.48	$25.51	$21.83	$22.52
Fiscal year ended June 30, 2016:
High	$32.24	$27.60	$28.75	$34.42
Low	$20.94	$18.92	$23.63	$24.05
As of August 24, 2017 we had approximately 22 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name.
We have no current plans to pay dividends on our common stock. Any decision to declare and pay dividends in the future will be made at the sole discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. Because we are a holding company and have no direct operations, we will only be able to pay dividends from funds we receive from our subsidiaries. In addition, our ability to pay dividends will be limited by covenants in our existing indebtedness and may be limited by the agreements governing other indebtedness we or our subsidiaries incur in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Debt Covenants."
We did not declare or pay any dividends on our common stock in fiscal 2017 or fiscal 2016.
Recent Sales of Unregistered Equity Securities
We did not sell any unregistered equity securities during the period covered by this Annual Report on Form 10-K.
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

Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return on the Company’s common stock since July 31, 2014 (the date our common stock commenced trading on the NYSE) through June 30, 2017, based on the market price of the Company’s common stock and assuming reinvestment of dividends, with the cumulative total shareholder return of companies on the S&P Composite 1500 Index and S&P Composite 1500 Healthcare Index. The graph assumes that $100 was invested in the Company’s common stock and in each index at the market close on July 31, 2014. The stock price performance of the following graph is not necessarily indicative of future stock performance.

ITEM 6.	SELECTED FINANCIAL DATA
The following table sets forth our selected historical financial and operating data for, or as of the end of, each of the five years ended June 30, 2017. The selected financial data as of June 30, 2017 and 2016, and for the fiscal years ended June 30, 2017, 2016 and 2015 has been derived from our audited consolidated financial statements included in "Financial Statements and Supplementary Data." The financial data as of June 30, 2015, 2014 and 2013 and for the fiscal years ended June 30, 2014 and 2013 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. This table should be read in conjunction with the Consolidated Financial Statements and the notes thereto.

	Year Ended June 30,
(Dollars in millions, except as noted)	2017	2016	2015	2014	2013
Statement of Operations Data:
Net revenue	$2,075.4	$1,848.1	$1,830.8	$1,827.7	$1,800.3
Cost of sales	1,420.8	1,260.5	1,215.5	1,229.1	1,231.7
Gross margin	654.6	587.6	615.3	598.6	568.6
Selling, general and administrative expenses	402.6	358.1	337.3	334.8	340.6
Impairment charges and (gain)/loss on sale of assets	9.8	2.7	4.7	3.2	5.2
Restructuring and other	8.0	9.0	13.4	19.7	18.4
Operating earnings	234.2	217.8	259.9	240.9	204.4
Interest expense, net	90.1	88.5	105.0	163.1	203.2
Other (income)/expense, net	8.5	(15.6)	42.4	10.4	25.1
Earnings/(loss) from continuing operations before income taxes	135.6	144.9	112.5	67.4	(23.9)
Income tax expense/(benefit)	25.8	33.7	(97.7)	49.5	27.0
Earnings/(loss) from continuing operations	109.8	111.2	210.2	17.9	(50.9)
Earnings/(loss) from discontinued operations, net of tax	—	—	0.1	(2.7)	1.2
Net earnings/(loss)	109.8	111.2	210.3	15.2	(49.7)
Less: Net earnings/(loss) attributable to noncontrolling interest, net of tax	—	(0.3)	(1.9)	(1.0)	(0.1)
Net earnings/(loss) attributable to Catalent	$109.8	$111.5	$212.2	$16.2	$(49.6)

Basic earnings per share attributable to Catalent common shareholders:
Earnings/(loss) from continuing operations	$0.88	$0.89	$1.77	$0.25	$(0.68)
Net earnings/(loss)	0.88	0.89	1.77	0.22	(0.66)
Diluted earnings per share attributable to Catalent common shareholders:
Earnings/(loss) from continuing operations	$0.87	$0.89	$1.75	$0.25	$(0.68)
Net earnings/(loss)	0.87	0.89	1.75	0.21	(0.66)

	Year Ended June 30,
(Dollars in millions)	2017	2016	2015	2014	2013
Balance Sheet Data (at period end):
Cash and cash equivalents	$288.3	$131.6	$151.3	$74.4	$106.4
Goodwill	1,044.1	996.5	1,061.5	1,097.1	1,023.4
Total assets	3,454.3	3,091.1	3,138.3	3,073.4	2,931.3
Long term debt, including current portion and other short term borrowing	2,079.7	1,860.5	1,880.8	2,693.8	2,673.4
Total liabilities	2,730.8	2,455.2	2,498.5	3,440.7	3,341.6
Total shareholders’ equity/(deficit)	$723.5	$635.9	$634.0	$(371.8)	$(410.3)

	Year Ended June 30,
(Dollars in millions)	2017	2016	2015	2014	2013
Other Financial Data:
Capital expenditures	$139.8	$139.6	$141.0	$122.4	$122.5
Net cash provided by/(used in) continuing operations:
Operating activities	299.5	155.3	171.7	180.2	139.1
Investing activities	(309.0)	(137.7)	(271.8)	(175.2)	(122.1)
Financing activities	161.3	(30.8)	196.5	(42.1)	(49.3)
Net cash provided by/(used in) discontinued operations:	—	—	0.1	2.1	(1.4)
Effect of foreign currency on cash	$4.9	$(6.5)	$(19.6)	$3.0	$1.1

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Item 6. Selected Financial Data" and our Consolidated Financial Statements and related notes, which appear elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in "Item 1A. Risk Factors."
Overview
We are the leading global provider of advanced delivery technologies and development solutions for drugs, biologics and consumer and animal health products. Our oral, injectable, and respiratory delivery technologies provide delivery solutions across the full diversity of the pharmaceutical industry, including small molecules, biologics, and consumer and animal health products. Through our extensive capabilities and deep expertise in product development, we help our customers take products to market faster, including nearly half of new drug products approved by the FDA in the last decade. Our advanced delivery technology platforms, which include those in our Softgel Technologies and our Drug Delivery Solutions segments, our proven formulation, manufacturing and regulatory expertise and our broad and deep intellectual property enable our customers and their patients' needs to develop more products and better treatments for patients and consumers. Across both development and delivery, our commitment to reliably supply our customers’ needs is the foundation for the value we provide; annually, we produce approximately 72 billion doses for nearly 7,000 customer products or approximately one in every twenty doses of such products taken each year by patients and consumers around the world. We believe that through our investments in growth-enabling capacity and capabilities, our ongoing focus on operational and quality excellence, the sales of existing customer products, the introduction of new customer products, our innovation activities and patents, and our entry into new markets, we will continue to benefit from attractive and differentiated margins, and realize the growth potential from these areas.
Advanced Delivery Technology Platforms
Softgel Technologies
Through our Softgel Technologies segment, we provide formulation, development and manufacturing services for soft capsules, or "softgels," which we first commercialized in the 1930s and have continually enhanced. We are the market leader in overall softgel manufacturing, and hold the leading market position in the prescription arena. Our principal softgel technologies include traditional softgel capsules, in which the shell is made of animal-derived gelatin, and Vegicaps and OptiShell capsules, in which the shell is made from plant-derived materials. Softgel capsules are used in a broad range of customer products, including prescription drugs, over-the-counter medications, dietary supplements and unit-dose cosmetics. Softgel capsules encapsulate liquid, paste or oil-based active compounds in solution or suspension within an outer shell, filling and sealing the capsule simultaneously. We typically perform all encapsulation for a product within one of our softgel facilities, with active ingredients provided by customers or sourced directly by us. Softgels have historically been used to solve formulation challenges or technical issues for a specific drug, to help improve the clinical performance of compounds, to provide important market differentiation, particularly for over-the-counter compounds, and to provide safe handling of hormonal, potent and cytotoxic drugs. We also participate in the softgel vitamin, mineral and supplement business in selected regions around the world. With the 2001 introduction of our plant-derived softgel shell, Vegicaps capsules, consumer health manufacturers have been able to extend the softgel dose form to a broader range of active ingredients and serve patient/consumer populations that were previously inaccessible due to religious, dietary or cultural preferences. In recent years, we have extended this platform to pharmaceutical products via our OptiShell offering. Our Vegicaps and OptiShell capsules are protected by patents in most major global markets. Physician and patient studies we have conducted have demonstrated a preference for softgels versus traditional tablet and hard capsule dose forms in terms of ease of swallowing, real or perceived speed of delivery, ability to remove or eliminate unpleasant odor or taste and, for physicians, perceived improved patient adherence with dosing regimens. Representative customers of Softgel Technologies include Pfizer, Novartis, Bayer, GlaxoSmithKline, Teva, Johnson & Johnson and Allergan.
On February 14, 2017, we acquired Accucaps, a Canada-based developer and manufacturer of over-the-counter, high potency and conventional pharmaceutical softgels. The acquisition complements Catalent's global consumer health and prescription pharmaceutical softgel capabilities and capacity with the addition of a portfolio of products and two state-of-the-art facilities offering integrated softgel development and manufacturing and packaging, strengthening our ability to offer customers turnkey solutions.

We have thirteen Softgel Technologies facilities in ten countries, including three in North America, three in Europe, three in South America and four in the Asia-Pacific region. Our Softgel Technologies segment represents 40% of the segments' aggregate revenue before inter-segment eliminations for fiscal 2017.
Drug Delivery Solutions
Our Drug Delivery Solutions segment provides various complex advanced formulation delivery technologies, and related integrated solutions including: development and manufacturing of a broad range of oral dose forms including fast-dissolve tablets and both proprietary and conventional controlled release products, and delivery of pharmaceuticals, biologics and biosimilars administered via injection, inhalation and ophthalmic routes, using both traditional and advanced technologies. Representative customers of Drug Delivery Solutions include Pfizer, GlaxoSmithKline, Roche, Teva, Eli Lilly, Johnson & Johnson and Allergan.

We provide comprehensive pre-formulation, development, and both clinical and commercial scale for most traditional and advanced oral solid dose formats, including uncoated and coated tablets, powder/pellet/bead-filled two-piece hard capsules, lozenges, powders and other forms for immediate and modified release prescription, consumer and animal health products. We have substantial experience developing and scaling up products requiring accelerated development timelines, specialized handling, complex technology transfers, or specialized manufacturing processes.
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
Our range of injectable manufacturing offerings includes filling drugs or biologics into pre-filled syringes and glass-free ADVASEPT vials, with flexibility to accommodate other formats within our existing network, increasingly focused on complex pharmaceuticals and biologics. With our range of technologies we are able to meet a wide range of specifications, timelines and budgets. We believe that the complexity of the manufacturing process, the importance of experience and know-how, regulatory compliance, and high start-up capital requirements provide us with a substantial competitive advantage in the market. For example, blow-fill-seal is an advanced aseptic processing technology, which uses a continuous process to form, fill with drug, and seal a plastic container in a sterile environment. Blow-fill-seal units are currently used for a variety of pharmaceuticals in liquid form, such as respiratory, ophthalmic and otic products. We are a leader in the outsourced blow-fill-seal market, and operate one of the largest capacity commercial manufacturing blow-fill-seal facilities in the world. Our sterile blow-fill-seal manufacturing has significant capacity and flexibility with regard to manufacturing configurations. This business provides flexible and scalable solutions for unit-dose delivery of complex formulations such as suspensions and emulsions. Further, the business provides engineering and manufacturing solutions related to complex containers. Our regulatory expertise can lead to decreased time to commercialization, and our dedicated development production lines support feasibility, stability and clinical runs. We plan to continue to expand our product line in existing and new markets, and in higher margin specialty products with additional respiratory, ophthalmic, injectable and nasal applications.
Our fast-growing biologics offerings include our formulation development and cell-line manufacturing based on our advanced and patented GPEx technology, which is used to develop stable, high-yielding mammalian cell lines for both innovator and biosimilar biologic compounds. Our GPEx technology can provide rapid cell-line development, high biologics production yields, flexibility and versatility. We believe our development-stage SMARTag next-generation antibody-drug conjugate technology will provide more precision targeting for delivery of drugs to tumors or other locations, with improved safety versus existing technologies. Our biologics facility in Madison, Wisconsin has the current capability and capacity to produce clinical-scale biologic supplies, with a commercial-capable suite under construction; combined with offerings from our other businesses and external partners, we provide the broadest range of technologies and services supporting the development and launch of new biologic entities, biosimilars or biobetters to bring a product from gene to market commercialization, faster.
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
We have fourteen Drug Delivery Solutions manufacturing facilities, including nine in North America and five in Europe. Our Drug Delivery Solutions segment represents 43% of the segments' aggregate revenue before inter-segment eliminations for fiscal 2017.
Clinical Supply Services
Our Clinical Supply Services segment provides manufacturing, packaging, storage, distribution and inventory management for drugs and biologics in clinical trials. We offer customers flexible solutions for clinical supplies production, and provide distribution and inventory management support for both simple and complex clinical trials. This includes over-encapsulation where needed; supplying placebos, comparator drug procurement and clinical packages and kits for physicians and patients; inventory management; investigator kit ordering and fulfillment; and return supply reconciliation and reporting. We support trials in all regions of the world through our facilities and distribution network. In fiscal 2016, we commenced an expansion of our Singapore facility by building new flexible cGMP space, and we introduced clinical supply services at our 100,000 square foot facility in Japan, expanding our Asia Pacific capabilities. Additionally, in fiscal 2013, we established our first clinical supply services facility in China as a joint venture and assumed full ownership in fiscal 2015. We are the leading provider of integrated development solutions and one of the leading providers of clinical trial supplies. Representative customers of Clinical Supply Services include Merck KGaA, Quintiles, Eli Lilly, Abbvie, Incyte Corporation and Pfizer.
We have eight Clinical Supply Service facilities, including two in North America, three in Europe and three in the Asia Pacific region. Our Clinical Supply Services segment represents 16% of the segments' aggregate revenue before inter-segment eliminations for fiscal 2017.
Critical Accounting Policies and Estimates
The following disclosure supplements the descriptions of our accounting policies contained in Note 1 to our Consolidated Financial Statements in regard to significant areas of judgment. Management made certain estimates and assumptions during the preparation of the Consolidated Financial Statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities in the Consolidated Financial Statements. These estimates also affect the reported amount of net earnings during the reporting periods. Actual results could differ from those estimates. Because of the size of the financial statement elements to which they relate, some of our accounting policies and estimates have a more significant impact on the Consolidated Financial Statements than others.
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
Direct expenses incurred by a segment are included in that segment’s results. Shared sales and marketing, information technology services and general administrative costs are allocated to each segment based upon the specific activity being performed for each segment or are charged on the basis of the segment’s respective revenues or other applicable measurement. Certain corporate expenses are not allocated to the segments. We do not allocate the following costs to the segments:

•	Impairment charges and (gain)/loss on sale of assets;

•	Equity compensation;

•	Restructuring expenses and other special items;

•	Sponsor advisory fee and the related termination fee incurred in connection with our initial public offering;

•	Noncontrolling interest; and

•	Other (income)/expense, net.
Our operating expenses are generally affected by the following factors:

•	The utilization rate of our facilities: as our utilization rate increases, we achieve greater economies of scale as fixed manufacturing costs are spread over a larger number of units produced;

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
If we determine that the carrying value of intangibles and/or long-lived assets may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure recoverability of assets by comparing the respective carrying values of the assets to the current and expected future cash flows, on an un-discounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, we measure any impairment based on the amount in which the net carrying amount of the assets exceed the fair value of the assets. See Note 4 and 16 to the Consolidated Financial Statements.
Goodwill and Indefinite-Lived Intangible Assets
We account for purchased goodwill and intangible assets with indefinite lives in accordance with Accounting Standard Codification ("ASC") 350 Goodwill, Intangible and Other Assets. Under ASC 350, goodwill and intangible assets with indefinite lives are tested for impairment at least annually utilizing both qualitative and quantitative assessments. Our annual goodwill impairment test was conducted as of April 1, 2017. We assess goodwill for possible impairment by comparing the carrying value of our reporting units to their fair values. We determine the fair value of our reporting units utilizing estimated future discounted cash flows and incorporate assumptions that we believe marketplace participants would utilize. In addition, we use comparative market information and other factors to corroborate the discounted cash flow results. No reporting units were at risk of failing step one in the goodwill impairment test under the provisions of ASC 350 as of April 1, 2017. See Note 3 to the Consolidated Financial Statements.

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
We had valuation allowances of $78.8 million and $69.9 million as of June 30, 2017 and 2016, respectively, against our deferred tax assets. We considered all available evidence, both positive and negative, in assessing the need for a valuation allowance for deferred tax assets. We evaluated three possible sources of taxable income when assessing the realization of deferred tax assets:

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
The state valuation allowance on $386.3 million of apportioned state net operating losses was maintained. Due to uncertainty around earnings, apportionment, certain restrictions at the state level, and the history of tax losses, anticipated utilization rates were not sufficient to overcome the negative evidence and allow a release.
ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeal or litigation process, based on the technical merits. We recognized no material adjustment in the liability for unrecognized income tax benefits.

The calculation of our income tax liabilities involves dealing with uncertainties in the application of complex domestic and foreign income tax regulations. Unrecognized tax benefits are generated when there are differences between tax positions taken in a tax return and amounts recognized in the Consolidated Financial Statements. Tax benefits are recognized in the Consolidated Financial Statements when it is more likely than not that a tax position will be sustained upon examination. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective income tax rate in a given period could be materially affected. An unfavorable income tax settlement may require the use of cash and result in an increase in our effective income tax rate in the year it is resolved. A favorable income tax settlement would be recognized as a reduction in the effective income tax rate in the year of resolution. At June 30, 2017 and 2016, we recorded unrecognized tax benefits and related interest and penalties of $57.5 million and $67.1 million, respectively.
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
Acquisition and Related Integration Efforts
Our growth and profitability are affected by the acquisitions we are able to complete and the speed at which we integrate those acquisitions into our existing operating platforms. Since January 1, 2012, we have completed eleven acquisitions. In the recent three fiscal years the Company acquired the remaining shares of Redwood Bioscience Inc. ("Redwood") and its SMARTag ADC technology platform in October 2014. The acquired business is based in the U.S. and is included in the Drug Delivery Solutions segment.  Additionally, in November 2014, the Company acquired 100% of the shares of MTI Pharma Solutions, Inc. ("Micron Technologies"). The acquired business is based in the U.S. and the U.K. and is included in the Drug Delivery Solutions segment. Finally, in fiscal 2017, we completed acquisitions of Pharmatek based in the U.S. and Accucaps based in Canada, which have been integrated in our Drug Delivery Solutions and Softgel Technologies segments, respectively.
Foreign Exchange Rates
Significant portions of our revenues and costs are affected by changes in foreign exchange rates. Our operating network is global and, as a result, our revenues and operating expenses are influenced by changes in foreign exchange rates. In fiscal 2017, approximately 52% of our revenue was generated from our operations outside the United States. Much of the revenue generated outside the United States and many of the expenses associated with our operations outside the United States are denominated in currencies other than the U.S. dollar, particularly the British pound, the euro, the Brazilian real, the Argentine peso, the Japanese yen and the Australian dollar. Changes in those currencies relative to the U.S. dollar will affect our revenues and expenses.
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
Non-GAAP Performance Metrics
Use of EBITDA from continuing operations
Management measures operating performance based on consolidated earnings from continuing operations before interest expense, expense/(benefit) for income taxes and depreciation and amortization and is adjusted for the income or loss attributable to noncontrolling interests ("EBITDA from continuing operations"). EBITDA from continuing operations is not defined under U.S. GAAP and is not a measure of operating income, operating performance or liquidity presented in accordance with U.S. GAAP and is subject to important limitations.
We believe that the presentation of EBITDA from continuing operations enhances an investor’s understanding of our financial performance. We believe this measure is a useful financial metric to assess our operating performance from period to period and use this measure for business planning purposes. In addition, given the significant investments that we have made in the past in property, plant and equipment, depreciation and amortization expenses represent a meaningful portion of our cost structure. We believe that disclosing EBITDA from continuing operations will provide investors with a useful tool for assessing the comparability between periods of our ability to generate cash from operations sufficient to pay taxes, to service debt and to undertake capital expenditures because it eliminates depreciation and amortization expense. We present EBITDA from continuing operations in order to provide supplemental information that we consider relevant for the readers of the Consolidated Financial Statements, and such information is not meant to replace or supersede U.S. GAAP measures. Our definition of EBITDA from continuing operations may not be the same as similarly titled measures used by other companies. The most directly comparable measure to EBITDA from continuing operations defined under U.S. GAAP is earnings/(loss) from continuing operations. Included in this report is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations.
In addition, we evaluate the performance of our segments based on segment earnings before noncontrolling interest, other (income)/expense, impairments, restructuring costs, interest expense, income tax expense/(benefit), and depreciation and amortization ("Segment EBITDA").
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
Fiscal Year Ended June 30, 2017 compared to the Fiscal Year Ended June 30, 2016
Results for the fiscal year ended June 30, 2017 compared to the fiscal year ended June 30, 2016 were as follows:

	Fiscal Year Ended June 30,		FX impact	Constant Currency Increase/(Decrease)
(Dollars in millions)	2017	2016		Change $	Change %
Net revenue	$2,075.4	$1,848.1	$(54.8)	$282.1	15%
Cost of sales	1,420.8	1,260.5	(31.9)	192.2	15%
Gross margin	654.6	587.6	(22.9)	89.9	15%
Selling, general and administrative expenses	402.6	358.1	(5.8)	50.3	14%
Impairment charges and (gain)/loss on sale of assets	9.8	2.7	—	7.1	*
Restructuring and other	8.0	9.0	0.3	(1.3)	(14)%
Operating earnings	234.2	217.8	(17.4)	33.8	16%
Interest expense, net	90.1	88.5	(2.6)	4.2	5%
Other (income)/expense, net	8.5	(15.6)	(2.6)	26.7	*
Earnings from continuing operations, before income taxes	135.6	144.9	(12.2)	2.9	2%
Income tax expense	25.8	33.7	(2.7)	(5.2)	(15)%
Earnings from continuing operations	109.8	111.2	(9.5)	8.1	7%
Net earnings from discontinued operations, net of tax	—	—	—	—	*
Net earnings	109.8	111.2	(9.5)	8.1	7%
Less: Net earnings/(loss) attributable to noncontrolling interest, net of tax	—	(0.3)	—	0.3	*
Net earnings attributable to Catalent	$109.8	$111.5	$(9.5)	$7.8	7%
 *    Percentage not meaningful
Net Revenue
Net revenue increased by $282.1 million, or 15%, as compared to the twelve months ended June 30, 2016, excluding the impact of foreign exchange. Sales increased across all three reportable segments, led primarily by our Drug Delivery Solutions segment. The increase in net revenue was primarily due to favorable end-market customer demand for certain offerings within our oral delivery solutions platform and our biologics offerings within our Drug Delivery Solutions segment. Net revenue also increased due to end-market volume demand for our higher margin prescription products in Europe within our Softgel Technologies segment compared to lower production levels related to a temporary suspension of operations at one facility in the prior fiscal year. We also acquired Pharmatek in September 2016 and Accucaps in February 2017, which increased net revenue within our Drug Delivery Solutions and our Softgel Technologies segments, respectively.
Gross Margin
Gross margin increased by $89.9 million, or 15%, as compared to the twelve months ended June 30, 2016, excluding the impact of foreign exchange, primarily due to increased volumes and favorable product mix within our oral delivery solutions platform and our biologics offering within our Drug Delivery Solutions segment and increased volumes within our Softgel Technologies segment. On a constant currency basis, gross margin, as a percentage of revenue, was 31.8% in the twelve months ended June 30, 2017, which was consistent with the prior fiscal year.
Selling, General and Administrative Expense
Selling, general and administrative expense increased by $50.3 million, or 14%, as compared to the twelve months ended June 30, 2016, excluding the impact of foreign exchange, primarily due to incremental employee compensation costs of approximately $35 million, inclusive of certain severance payments, inflationary increases and an increase in our non-cash equity compensation plans of $10 million as a result of an additional year of vesting in fiscal 2017 as compared to fiscal 2016. Selling, general and administrative expense also increased $14 million, including $9 million of integration costs and $2 million of incremental depreciation and amortization expense, because of entities we acquired during the fiscal year.
Impairment Charges and Loss on Sale of Assets
Impairment charges for the twelve months ended June 30, 2017 and June 30, 2016 were $9.8 million and $2.7 million, respectively, and included charges for tangible and intangible assets that no longer generate revenue in our Drug Delivery Solutions and Softgel Technologies segments.
Restructuring and Other
Restructuring and other charges of $8.0 million for the twelve months ended June 30, 2017 decreased by $1.0 million, or 11%, compared to the twelve months ended June 30, 2016. The twelve months ended June 30, 2017 included restructuring activities of $6 million enacted to improve cost efficiency, including employee severance costs from our corporate operations and across our global network. Other costs of $2 million include settlement charges for claim amounts that the Company deemed to be both probable and reasonably estimable, but is not currently in a position to record under U.S. GAAP any insurance recovery with respect to such costs related to the temporary suspension of operations at a softgel manufacturing facility. The prior period charges included restructuring initiatives enacted to improve cost efficiency at sites across our global network, including costs related to a site consolidation in pursuit of synergies in our Clinical Supply Services segment. Restructuring expense will vary period to period based on the level of acquisitions during the year and site consolidation efforts to further streamline the business.
Interest Expense, net
Interest expense, net, of $90.1 million for the twelve months ended June 30, 2017 increased by $1.6 million, or 2%, compared to the twelve months ended June 30, 2016, primarily driven by higher levels of outstanding debt from the Notes issued in December 2016, offset by principal payments on the term loans under our senior secured credit facility and an overall reduction in December 2016 in our interest rates on our senior secured credit facility as compared to the prior year period. On December 12, 2016, Operating Company, our wholly owned subsidiary, completed a private offering of €380.0 million aggregate principal amount of the Notes. The proceeds of the Notes were used to repay $200 million of outstanding borrowings on Operating Company's U.S. dollar denominated term loan, pay the $81 million then outstanding under its revolving credit facility, pay accrued and unpaid interest and certain fees and expenses associated with the offering, fund a previously announced acquisition, and provide cash for general corporate purposes. Concurrent with the private offering of the Notes, we repriced the senior secured credit facilities to lower the interest rate on our U.S. dollar-denominated and euro-denominated term loans. The new applicable rate for the U.S. dollar-denominated term loans is 0.50% lower than the previous rate and the new applicable rate for the euro-denominated term loans is 0.75% lower than the previous rate. The net increase to our outstanding Senior debt balance is $221 million as compared to June 30, 2016.
Other (Income)/Expense, net
Other expense, net of $8.5 million for the twelve months ended June 30, 2017 was primarily driven by non-cash net losses from foreign exchange translation of $4.2 million recorded during the period and $4.3 million of financing charges related to the December 2016 private offering of the Notes and the repricing and partial paydown of the senior secured credit facility. Other income, net of $15.6 million in the twelve months ended June 30, 2016 was primarily driven by non-cash net gains from foreign exchange translation recorded during the period plus earnings from our available for sale investments related to our deferred compensation plans.

Provision/(Benefit) for Income Taxes
Our provision for income taxes for the twelve months ended June 30, 2017 was $25.8 million relative to earnings before income taxes of $135.6 million. Our provision for income taxes for the twelve months ended June 30, 2016 was $33.7 million relative to earnings before income taxes of $144.9 million. The income tax provision for the current period is not comparable to the same period of the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items. Generally, fluctuations in the effective tax provision are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Our effective tax provision at June 30, 2017 reflects the impact of an increase in foreign earnings taxed at rates lower than the US statutory rate. This benefit is offset by an increase in the valuation allowance and the impact of permanent difference including disallowed transaction costs and deemed dividends offset by the benefit from the stock compensation deduction and dividend income exempt from tax under local law.
Segment Review
The Company's results on a segment basis for the twelve months ended June 30, 2017 compared to the twelve months ended June 30, 2016 were as follows:

	Fiscal Year Ended June 30,		FX impact	Constant Currency Increase/(Decrease)
(Dollars in millions)	2017	2016		Change $	Change %
Softgel Technologies
Net revenue	$855.3	$775.0	$(11.3)	$91.6	12%
Segment EBITDA	190.5	163.8	(6.3)	33.0	20%
Drug Delivery Solutions
Net revenue	910.1	806.4	(22.8)	126.5	16%
Segment EBITDA	242.4	215.2	(9.6)	36.8	17%
Clinical Supply Services
Net revenue	348.8	307.5	(21.3)	62.6	20%
Segment EBITDA	54.9	53.2	(5.6)	7.3	14%
Inter-segment revenue elimination	(38.8)	(40.8)	0.6	1.4	(3)%
Unallocated Costs (1)	(115.6)	(57.9)	2.0	(59.7)	*
Combined Total
Net revenue	$2,075.4	$1,848.1	$(54.8)	$282.1	15%

EBITDA from continuing operations	$372.2	$374.3	$(19.5)	$17.4	5%

(1)
Unallocated costs includes equity-based compensation, certain acquisition-related costs, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Fiscal Year Ended June 30,
(Dollars in millions)	2017	2016
Impairment charges and gain/(loss) on sale of assets	$(9.8)	$(2.7)
Equity compensation	(20.9)	(10.8)
Restructuring and other special items (2)	(33.5)	(27.2)
Noncontrolling interest	—	0.3
Other income/(expense), net	(8.5)	15.6
Non-allocated corporate costs, net	(42.9)	(33.1)
Total unallocated costs	$(115.6)	$(57.9)

(2)	Segment results do not include restructuring and certain acquisition-related costs.

Provided below is a reconciliation of earnings from continuing operations to EBITDA from continuing operations:

	Fiscal Year Ended June 30,
(Dollars in millions)	2017	2016
Earnings from continuing operations	$109.8	$111.2
Depreciation and amortization	146.5	140.6
Interest expense, net	90.1	88.5
Income tax expense	25.8	33.7
Noncontrolling interest	—	0.3
EBITDA from continuing operations	$372.2	$374.3
Softgel Technologies segment

	2017 vs. 2016
Factors Contributing to Year-Over-Year Change	Fiscal Year Ended June 30,
	Net Revenue	Segment EBITDA
Revenue / Segment EBITDA without acquisitions	6%	15%
Impact of acquisitions	6%	5%
Constant currency change	12%	20%
Foreign exchange fluctuation	(2)%	(4)%
Total % Change	10%	16%
Softgel Technologies’ net revenue increased $91.6 million, or 12%, excluding the impact of foreign exchange, as compared to the twelve months ended June 30, 2016. Net revenue increased 6% excluding the effect of the Accucaps acquisition primarily driven by increased end-market volume demand for prescription products in Europe, which included increased volume of approximately $38 million at a facility that had produced at lower levels in the prior year due to a temporary suspension. In addition, net revenue increased as a result of higher end-market volume demand for both prescription and consumer health products in North America and Latin America, partially offset by lower end-market volume demand for consumer health products in Asia Pacific.
Softgel Technologies’ Segment EBITDA increased by $33.0 million, or 20%, as compared to the twelve months ended June 30, 2016, excluding the impact of foreign exchange. Segment EBITDA increased 15% excluding the effect of the Accucaps acquisition, primarily driven by a favorable mix shift to prescription products, increased volume in North America, Latin America and Europe and reduced one-time costs of approximately $13 million related to the facility suspension. Refer to Note 14 to the Consolidated Financial Statements for further discussion.
On February 14, 2017, we acquired Accucaps, which develops and manufactures over-the-counter (OTC), high potency and conventional pharmaceutical softgels. The acquisition substantially complements Catalent’s global consumer health and prescription pharmaceutical softgel capabilities and capacity with the addition of a portfolio of products supplied to pharmaceutical companies in North America and two state-of-the-art facilities offering integrated softgel development and manufacturing and packaging, strengthening our ability to offer customers turnkey solutions. The net revenue and Segment EBITDA impact to our Softgel Technologies segment for the twelve months ended June 30, 2017 was an increase of 6% and 5%, respectively, compared to the prior-year period.

Drug Delivery Solutions segment

	2017 vs. 2016
Factors Contributing to Year-Over-Year Change	Fiscal Year Ended June 30,
	Net Revenue	Segment EBITDA
Revenue / Segment EBITDA without acquisitions	13%	15%
Impact of acquisitions	3%	2%
Constant currency change	16%	17%
Foreign exchange fluctuation	(3)%	(4)%
Total % Change	13%	13%
Net revenue in our Drug Delivery Solutions segment increased by $126.5 million, or 16%, as compared to the twelve months ended June 30, 2016, excluding the impact of foreign exchange. Excluding the 2% impact of the resolution of volume commitments in the prior year, net revenue increased by 15%, excluding the effect of the Pharmatek acquisition, driven primarily by favorable end-market demand for certain higher margin offerings primarily within our oral delivery solutions platform of 6% and increased volume from our biologics offerings of 4%. Further increasing net revenue (excluding Pharmatek revenue) by 2% was a contractual settlement with respect to our oral delivery solutions platform.
Drug Delivery Solutions’ Segment EBITDA increased by $36.8 million, or 17%, as compared to the twelve months ended June 30, 2016, excluding the impact of foreign exchange, primarily due to increased volumes and favorable mix within our biologics offering, increased volumes related to our integrated oral solids development and manufacturing capabilities within our oral delivery solutions platform, and a contractual settlement relating to our oral delivery solutions platform, partially offset by the impact of the resolution of volume commitments in the prior year.
On September 22, 2016, we acquired Pharmatek, a contract drug development and clinical manufacturing company, based in the U.S. Pharmatek adds discovery-to-clinic drug development capabilities, expands our capability for handling highly potent compounds, and adds spray drying to our portfolio of advanced delivery technologies. The net revenue and Segment EBITDA impact to our Drug Delivery Solutions segment for the twelve months ended June 30, 2017 was an increase of 3% and 2%, respectively, as compared to the prior-year period.
Clinical Supply Services segment

	2017 vs. 2016
Factors Contributing to Year-Over-Year Change	Fiscal Year Ended June 30,
	Net Revenue	Segment EBITDA
Revenue / Segment EBITDA without acquisitions	20%	14%
Impact of acquisitions	—%	—%
Constant currency change	20%	14%
Foreign exchange fluctuation	(6)%	(11)%
Total % Change	14%	3%
Clinical Supply Services’ net revenue increased by $62.6 million, or 20%, as compared to the twelve months ended June 30, 2016, excluding the impact of foreign exchange, primarily due to increased volume related to storage and distribution revenue, increased lower-margin comparator sourcing volume of $20 million and increased volume related to manufacturing and packaging.
Clinical Supply Services’ Segment EBITDA increased by $7.3 million, or 14%, excluding the impact of foreign exchange, as compared to the twelve months ended June 30, 2016, primarily due to increased sales volumes in both our storage and distribution and manufacturing and packaging businesses, as well as increased profit from lower-margin comparator sourcing.
Fiscal Year Ended June 30, 2016 compared to Fiscal Year Ended June 30, 2015
Results for the fiscal year ended June 30, 2016 compared to the fiscal year ended June 30, 2015 are as follows:

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
 *    Percentage not meaningful
Net Revenue
Net revenue increased by $112.7 million, or 6%, as compared to the twelve months ended June 30, 2015, excluding the impact of foreign exchange. The increase in net revenue was driven by increased sales across all three reportable segments, led primarily by our Softgel Technologies segment. The increase in net revenue was primarily driven by higher end market volume demand for consumer health products using our softgel offering, increased sales volume across our Drug Delivery Solutions segment platforms and increased comparator sourcing volume and increased sales volume related to storage and distribution revenue within our Clinical Supply Services segment. Revenue increases were partially offset by a decrease in volume as a result of the temporary suspension of operations at a softgel manufacturing facility, which occurred between November 2015 and April 2016.
Gross Margin
Gross margin decreased by $1.4 million, as compared to the twelve months ended June 30, 2015, excluding the impact of foreign exchange. The decrease in gross margin was primarily driven by lower volumes resulting in reduced end customer demand of certain higher margin offerings within our Drug Delivery Solutions segment and decreased revenue resulting from the temporary suspension of operations at a softgel manufacturing facility during the period within our Softgel Technologies segment, partially offset by higher sales volumes across all three segments and more effective absorption of fixed costs through higher capacity utilization within our Softgel Technologies segment. On a constant currency basis, gross margin, as a percentage of revenue, decreased 200 basis points to 31.6% in the twelve months ended June 30, 2016 as compared to the prior year primarily driven by an unfavorable shift in revenue mix in our Drug Delivery Solutions segment and in our Clinical Supply Services segment.
Selling, General and Administrative Expense
Selling, general and administrative expense increased by $30.3 million, or 9%, as compared to the twelve months ended June 30, 2015, excluding the impact of foreign exchange, primarily due to incremental employee compensation costs of approximately $13 million, inclusive of certain severance payments, inflationary increases and an increase in our non-cash equity compensation plans as a result of a change from a cash-based long-term incentive plan to an equity-based long-term incentive plan. Selling, general and administrative expense also increased due to acquisition-related transaction costs of approximately $5 million, and increased costs of approximately $6 million related to the temporary suspension of operations at a softgel manufacturing facility from November 2015 to April 2016. Selling, general and administrative expense increased approximately $5 million because of entities we acquired during the prior year.

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

Provided below is a reconciliation of earnings from continuing operations to EBITDA from continuing operations:

	Fiscal Year Ended June 30,
(Dollars in millions)	2016	2015
Earnings from continuing operations	$111.2	$210.2
Depreciation and amortization	140.6	140.8
Interest expense, net	88.5	105.0
Income tax (benefit)/expense	33.7	(97.7)
Noncontrolling interest	0.3	1.9
EBITDA from continuing operations	$374.3	$360.2
Softgel Technologies segment

	2016 vs. 2015
Factors Contributing to Year-Over-Year Change	Fiscal Year Ended June 30,
	Net Revenue	Segment EBITDA
Revenue / Segment EBITDA without acquisitions	6%	4%
Impact of acquisitions	1%	—%
Constant currency change	7%	4%
Foreign exchange fluctuation	(8)%	(9)%
Total % Change	(1)%	(5)%
Softgel Technologies’ net revenue increased $55.7 million, or 7%, excluding the impact of foreign exchange. The primary driver was higher end market volume demand for lower margin consumer health products using our softgel offering primarily in Asia Pacific. Partially offsetting the segment's increased revenue was a decrease in volume of prescription products of approximately $35 million primarily in Europe due to the temporary suspension of operations at one facility, which occurred between November 2015 and April 2016. See below for further discussion.
Softgel Technologies’ Segment EBITDA increased by $6.1 million, or 4%, as compared to the twelve months ended June 30, 2015, excluding the impact of foreign exchange. The increase was primarily driven by increased sales volumes of our lower margin consumer health products and more effective absorption of fixed costs through higher capacity utilization, partially offset by the temporary suspension of operations at one facility resulting in a decrease of approximately $32 million. See below for further discussion.
On November 13, 2015, the primary French drug regulatory agency (the "ANSM") issued an order temporarily suspending operations at a softgel manufacturing facility, which was lifted on April 28, 2016. The suspension order permitted the facility to apply for exemptions for certain types of operations. Due to the temporary suspension, we were unable to use certain raw materials, work in process and finished goods and took a charge of $1.0 million in fiscal 2016 in connection with such loss of use. We recorded remediation associated costs of $6.0 million in the same period. Further, certain customers of the facility have presented claims against us for losses they have allegedly suffered due to the temporary suspension or have reserved their right to do so subsequently. We are unable to estimate at this time either the total value of these claims or the likely cost to resolve them.

Drug Delivery Solutions segment

	2016 vs. 2015
Factors Contributing to Year-Over-Year Change	Fiscal Year Ended June 30,
	Net Revenue	Segment EBITDA
Revenue / Segment EBITDA without acquisitions	3%	(5)%
Impact of acquisitions	1%	1%
Constant currency change	4%	(4)%
Foreign exchange fluctuation	(3)%	(3)%
Total % Change	1%	(7)%
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
Clinical Supply Services segment

	2016 vs. 2015
Factors Contributing to Year-Over-Year Change	Fiscal Year Ended June 30,
	Net Revenue	Segment EBITDA
Revenue / Segment EBITDA	10%	(2)%
Impact of acquisitions	—%	—%
Constant currency change	10%	(2)%
Foreign exchange fluctuation	(3)%	(4)%
Total % Change	7%	(6)%
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

Liquidity and Capital Resources
Overview
Our principal source of liquidity has been cash flow generated from operations. The principal uses of cash are to fund planned operating and capital expenditures, business or asset acquisitions, interest payments on debt and any mandatory or discretionary principal payments on our debt issuances. As of June 30, 2017, our financing needs were supported by Operating Company's five-year, $200 million revolving credit facility that matures in May 2019 and is reduced by $12.0 million in letters of credit. The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings, referred to as swing-line borrowings. As of June 30, 2017, we had no outstanding borrowings under our revolving credit facility.
We continue to believe that our cash from operations and available borrowings under Operating Company's revolving credit facility will be adequate to meet our future liquidity needs for at least the next twelve months. We have no significant debt maturity until the senior secured term loans mature in May 2021.
Cash Flows
Fiscal Year Ended June 30, 2017 Compared to the Fiscal Year Ended June 30, 2016
The following table summarizes our consolidated statement of cash flows from continuing operations for the fiscal year ended June 30, 2017 compared with the fiscal year ended June 30, 2016:

	Fiscal Year Ended June 30,
(Dollars in millions)	2017	2016	$ Change
Net cash provided by/(used in):
Operating activities	$299.5	$155.3	$144.2
Investing activities	$(309.0)	$(137.7)	$(171.3)
Financing activities	$161.3	$(30.8)	$192.1
Operating Activities
For the fiscal year ended June 30, 2017, cash provided by operating activities was $299.5 million, an increase of $144.2 million compared to $155.3 million for the comparable prior-year period. Net earnings of $109.8 million for the year ended June 30, 2017 were consistent with the prior year ended June 30, 2016 of $111.2 million. Although EBITDA from continuing operations was consistent with the prior year, current year operating cash flow increased primarily due to higher non-cash adjustments to earnings of approximately $55.7 million including depreciation and amortization, unrealized foreign exchange gains and losses, equity compensation, deferred income taxes and asset impairment charges. Additionally, the increase in cash provided by operating activities was favorably affected by an increase in deferred revenue of $38.7 million.
Investing Activities
For the fiscal year ended June 30, 2017, cash used in investing activities was $309.0 million compared to $137.7 million during the fiscal year ended June 30, 2016, primarily driven by $169.9 million of cash paid for the acquisitions of Pharmatek and Accucaps, net of cash acquired, in the 2017 period. No acquisition was completed in fiscal 2016. Cash paid for the acquisition of property and equipment (not including the business acquisitions just mentioned), remained consistent from year to year at approximately $140 million.

Financing Activities
For the fiscal year ended June 30, 2017, cash provided by financing activities was $161.3 million compared to cash used in financing activities of $30.8 million during the fiscal year ended June 30, 2016, primarily driven by proceeds of $397.4 million from the 4.75% Notes offering in December 2016. The Notes proceeds were used to repay $200 million of outstanding borrowings on the U.S. dollar denominated term loan, pay the $81.0 million then outstanding under the revolving credit facility during the second quarter of fiscal 2017, pay accrued and unpaid interest and certain fees and expenses associated with the offering, fund a previously announced pending acquisition, and provide cash for general corporate purposes. In connection with the Notes offering and subsequent partial paydown of the U.S. dollar-denominated term loan, the Company incurred $6.9 million of third-party financing costs, of which $0.6 million was expensed, and a $2.0 million expense related to unamortized debt discount and deferred financing costs, both recorded in Other (Income) / Expense, net in the consolidated statement of operations.
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
Operating Activities
For the fiscal year ended June 30, 2016, cash provided by operating activities from continuing operations was $155.3 million compared to $171.7 million for the comparable prior-year period. The decrease of $16.4 million was primarily driven by net cash outflows associated with working capital changes in fiscal year 2016 compared to fiscal year 2015.
Investing Activities
For the fiscal year ended June 30, 2016, cash used in investing activities from continuing operations was $137.7 million, which was primarily related to acquisitions of property, plant and equipment of $139.6 million. Cash used in investing activities from continuing operations for the comparable prior-year period was $271.8 million, which consisted of acquisitions of property, plant and equipment and intangible asset additions of $141.0 million and $130.8 million for business acquisition activities. In fiscal year 2015, we acquired the remaining interest in Redwood and purchased the stock of MTI Pharma Solutions, Inc. (Micron Technologies).
Financing Activities
For the fiscal year ended June 30, 2016, cash used in financing activities was $30.8 million compared to cash provided by financing activities of $196.5 million in the fiscal year ended June 30, 2015. The fiscal year 2016 activity included $18.6 million of long term debt payments as well as $8.7 million paid for minimum tax withholding obligations associated with equity award settlements. Additionally, we closed on the purchase of the redeemable non-controlling interest in the softgel manufacturing facility in Haining, China from the non-controlling interest shareholders, at a purchase price of $5.8 million in the second quarter of fiscal year 2016. In fiscal year 2015, the net proceeds raised in connection with our IPO of $948.8 million were primarily used to fund debt payments of $863.8 million. In addition, fiscal 2015 activities included $150.4 million of net proceeds from borrowing on our secured term loan facilities pursuant to Amendment No. 1 to our Amended and Restated Credit Agreement.
Debt and Financing Arrangements
Senior Secured Credit Facilities and Second Amendment
On December 9, 2016, the Company completed Amendment No. 2 (the "Second Amendment") to the Amended and Restated Credit Agreement dated as of May 20, 2014, in order to lower interest rates on its U.S. dollar-denominated and euro-denominated term loans governing all term loans and revolving credit facilities (as amended, the "Credit Agreement"). The new applicable rate for the U.S. dollar-denominated term loans is based on the London Interbank Offered Rate ("LIBOR") (subject to a floor of 1.00%) plus 2.75%, which is 0.50% lower than the previous rate, and the new applicable rate for the euro-denominated term loans is LIBOR (subject to a floor of 1.00%) plus 2.50%, which is 0.75% lower than the previous rate. The Second Amendment further eliminates "step" pricing based on a measure of Operating Company's total leverage ratio. The Second Amendment also includes a prepayment of 1.0% in the event of another repricing event on or before the six month anniversary of the Second Amendment, an event that did not occur. There was no change to maturities or covenants as a result of the Second Amendment.
As of June 30, 2017, there were $12.0 million in outstanding letters of credit, which reduced the borrowing capacity under the Revolving Credit Facility.
The Notes
On December 9, 2016, Operating Company completed a private offering of €380.0 million aggregate principal amount of the Notes. The Notes are fully and unconditionally guaranteed, jointly and severally, by all of the wholly owned U.S. subsidiaries of Operating Company that guarantee its senior secured credit facilities. The Notes were offered in the U.S. to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the U.S. only to non-U.S. investors pursuant to Regulation S under the Securities Act. The Notes will mature on December 15, 2024, bear interest at the rate of 4.75% per annum and are payable semi-annually in arrears on June 15 and December 15 of each year. The proceeds of the Notes were used to repay $200 million of outstanding borrowings on the U.S. dollar-denominated term loan, pay the $81.0 million then outstanding under the revolving credit facility, pay accrued and unpaid interest and certain fees and expenses associated with the offering, fund a previously announced pending acquisition, and provide cash for general corporate purposes.
Guarantees and Security
Senior Secured Credit Facilities
All obligations under the Credit Agreement, and the guarantees of those obligations, are secured by substantially all of the following assets of Operating Company and each guarantor (Operating Company's parent entity and each of Operating Company's material domestic subsidiaries), subject to certain exceptions:

•
a pledge of 100% of the capital stock of Operating Company and 100% of the equity interests directly held by Operating Company and each guarantor in any wholly owned material subsidiary of Operating Company or any guarantor (which pledge, in the case of any non-U.S. subsidiary of a U.S. subsidiary, will not include more than 65% of the voting stock of such non-U.S. subsidiary); and

•	a security interest in, and mortgages on, substantially all tangible and intangible assets of Operating Company and of each guarantor, subject to certain limited exceptions.
The Notes
All obligations under the Notes are general, unsecured and subordinated to all existing and future secured indebtedness of the guarantors to the extent of the value of the asset securing such indebtedness. The Notes are guaranteed by all of Operating Company's wholly owned U.S. subsidiaries that guarantee the senior secured credit facilities. The Notes are not guaranteed by either PTS Intermediate Holdings LLC or Catalent.
Debt Covenants
Senior Secured Credit Facilities
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, Operating Company's (and Operating Company's restricted subsidiaries’) ability to incur additional indebtedness or issue certain preferred shares; create liens on assets; engage in mergers and consolidations; sell assets; pay dividends and distributions or repurchase capital stock; repay subordinated indebtedness; engage in certain transactions with affiliates; make investments, loans or advances; make certain acquisitions; enter into sale and leaseback transactions; amend material agreements governing Operating Company's subordinated indebtedness and change Operating Company's lines of business.
The Credit Agreement also contains change of control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of June 30, 2017, we were in compliance with all material covenants related to our senior-secured obligations.

Subject to certain exceptions, our Credit Agreement permits us and our restricted subsidiaries to incur certain additional indebtedness, including secured indebtedness. None of our non-U.S. subsidiaries or Puerto Rico subsidiaries is a guarantor of the loans.
The Notes
The indenture governing the Notes (the "Indenture") contains covenants that, among other things, limit the ability of Operating Company and its restricted subsidiaries to incur or guarantee more debt or issue certain preferred shares, pay dividends on, repurchase or make distributions in respect of their capital stock or make other restricted payments, make certain investments, sell certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets, enter into certain transactions with their affiliates, and designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions, limitations and qualifications as set forth in the Indenture. The Indenture also contains customary events of default including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of Operating Company or certain of its subsidiaries. Under the Indenture, upon an event of default, either the holders of at least 30% in principal amount of the then-outstanding Notes or the Trustee may declare the Notes immediately due and payable, or in certain circumstances, the Notes will automatically become due and immediately payable. As of June 30, 2017, we were in compliance with all material covenants related to the Notes.

Liquidity in Foreign Subsidiaries

As of June 30, 2017 and June 30, 2016, the amounts of cash and cash equivalents held by foreign subsidiaries were $249.8 million and $129.1 million, respectively, out of the total consolidated cash and cash equivalents of $288.3 million and $131.6 million, respectively. These balances are dispersed across many international locations around the world. It is our intention to indefinitely reinvest undistributed earnings of our foreign legal entities. In the event we need to repatriate funds from outside of the U.S., such repatriation would likely be subject to tax consequences including foreign withholding taxes or U.S. income taxes. It is not feasible to estimate the amount of U.S. tax that might be payable on the remittance of such earnings.
Historical and Adjusted EBITDA
Under the Credit Agreement, the ability of Operating Company to engage in certain activities such as incurring certain additional indebtedness, making certain investments and paying certain dividends is tied to ratios based on Adjusted EBITDA (which is defined as "Consolidated EBITDA" in the Credit Agreement). Adjusted EBITDA is a covenant compliance measure in our Credit Agreement, particularly those covenants governing debt incurrence and restricted payments. Adjusted EBITDA is not defined under U.S. GAAP and is subject to important limitations. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.
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

A reconciliation between earnings / (loss) from continuing operations and Adjusted EBITDA, which also shows the adjustments from EBITDA from continuing operations, follows:

	Twelve Months Ended
	June 30, 2017	June 30, 2016
Earnings from continuing operations	$109.8	$111.2
Interest expense, net	90.1	88.5
Income tax expense(1)	25.8	33.7
Depreciation and amortization	146.5	140.6
Noncontrolling interest	—	0.3
EBITDA from continuing operations	372.2	374.3
Equity compensation	20.9	10.8
Impairment charges and (gain)/loss on sale of assets	9.8	2.7
Financing related expenses and other	4.3	—
U.S. GAAP Restructuring and other	8.0	9.0
Acquisition, integration and other special items	25.6	18.2
Foreign exchange loss/(gain) (included in other, net) (2)	9.6	(10.5)
Other adjustments	(0.4)	(3.3)
Adjusted EBITDA	$450.0	$401.2
FX impact (unfavorable)	$(18.9)
Adjusted EBITDA - Constant Currency	$468.9

(1)	Represents the amount of income tax-related expense recorded within our net earnings/(loss) that may not result in cash payment or receipt.

(2)
Foreign exchange loss of $9.6 million for the twelve months ended June 30, 2017 included $7.8 million of unrealized foreign currency exchange rate losses primarily driven by foreign currency exchange losses of $21.3 million due to the ineffective portion of the net investment hedge related to the Euro-denominated debt, partially offset by gains of $13.2 million related to inter-company loans denominated in a currency different from the functional currency of either the borrower or the lender. The foreign exchange adjustment was also affected by the exclusion of realized foreign currency exchange rate losses from the non-cash and cash settlement of inter-company loans of $1.8 million. Inter-company loans are between our entities and do not reflect the ongoing results of the Company’s trade operations.

Foreign exchange gain of $10.5 million for the twelve months ended June 30, 2016 included $16.3 million of unrealized foreign currency exchange rate gains primarily driven by gains of $9.0 million related to inter-company loans denominated in a currency different from the functional currency of either the borrower or the lender, partially offset by foreign currency exchange gains of $3.8 million driven by the ineffective portion of the net investment hedge related to the Euro-denominated debt. The foreign exchange adjustment was also affected by the exclusion of realized foreign currency exchange rate losses from the non-cash and cash settlement of inter-company loans of $5.8 million. Inter-company loans are between our entities and do not reflect the ongoing results of our trade operations.
Interest Rate Risk Management
A portion of the debt used to finance our operations is exposed to interest-rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed-and floating-rate assets and liabilities. Historically, we have used interest-rate swaps to manage the economic effect of variable rate interest obligations associated with our floating rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on our future interest expense. As of June 30, 2017, we did not have any interest-rate swap agreement in place that would have the economic effect of modifying the variable interest obligations associated with our floating-rate term loans.

Currency Risk Management

We are exposed to fluctuations in the EUR-USD exchange rate on our investments in foreign operations in Europe. While we do not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in euros. At June 30, 2017, we had $776.3 million of euro-denominated debt outstanding that qualifies as a hedge of a net investment in foreign operations. Refer to Note 8 to our Consolidated Financial Statements for further discussion of net investment hedge activity in the period.
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
Contractual Obligations
The following table summarizes our significant contractual obligations as of June 30, 2017:

(Dollars in millions)	Total	Fiscal 2018	Fiscal 2019 - Fiscal 2020	Fiscal 2021 - Fiscal 2022	Thereafter

Long-term debt obligations (1)	$2,046.2	$22.3	$39.5	$1,554.0	$430.4
Interest on long-term obligations (2)	453.9	91.2	190.3	114.6	57.8
Capital lease obligations (3)	53.3	2.3	5.3	6.4	39.3
Operating lease obligations (4)	52.2	11.0	13.8	10.5	16.9
Purchase obligations (5)	57.0	51.0	3.8	2.2	—
Other long-term liabilities (6)	60.5	3.5	7.5	7.8	41.7
Total	$2,723.1	$181.3	$260.2	$1,695.5	$586.1

(1)	Represents gross maturities of our long-term debt obligations excluding capital lease obligations as of June 30, 2017.

(2)
Represents estimated interest payments relating to our long-term obligations including capital lease obligations. Estimated future interest payments on our variable-rate debt obligations were calculated using the interest and exchange rates as of June 30, 2017.

(3)	Represents maturities of our capital lease obligations included within long-term debt as of June 30, 2017.

(4)	Represents minimum rental payments for operating leases having initial or remaining non-cancelable lease terms.

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

The table excludes our retirement and other post-retirement benefits ("OPEB") obligations. The timing and amount of payments for these obligations may be affected by a number of factors, including the funded status of the plans. In fiscal 2018, we are not required to make contributions to our plans to satisfy regulatory funding standards. Beyond fiscal 2018, the actual amounts required to be contributed are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory actions related to pension funding obligations. Payments due under our OPEB plans are not required to be funded in advance, but are paid as medical costs are incurred by covered retiree populations, and are principally dependent upon the future cost of retiree medical benefits under our plans. Refer to Note 10 to the Consolidated Financial Statements for further discussion.

The table also excludes approximately $15.4 million of funded deferred compensation payments owed as of June 30, 2017 to certain employees participating in our deferred compensation plan. The timing and amount of payments for these obligations are dependent on employee directed distributions, withdrawals and employment status. As part of the deferred compensation plan, we have a corresponding $15.4 million of deferred compensation investments as of June 30, 2017, which will be used to fund future obligations to the participating employees.
Off-Balance Sheet Arrangements
Other than operating leases and letters of credit under the senior secured credit facilities, we do not have any material off-balance sheet arrangements as of June 30, 2017. See Note 6 to the Consolidated Financial Statements for further detail.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to cash flow and earnings fluctuations as a result of certain market risks. These market risks primarily relate to changes in interest rates associated with our long-term debt obligations and foreign exchange rate changes.
Interest Rate Risk
The Company has historically used interest-rate swaps to manage the economic effect of variable rate interest obligations associated with our floating-rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on our future interest expense. As of June 30, 2017, we did not have any interest-rate swap agreements in place that would either have the economic effect of modifying the variable interest obligations associated with our floating-rate term loans or would be considered effective cash flow hedges for financial reporting purposes.
Foreign Currency Exchange Risk
By the nature of our global operations, we are exposed to cash flow and earnings fluctuations resulting from foreign exchange rate variation. These exposures are transactional and translational in nature. Since we manufacture and sell our products throughout the world, our foreign currency risk is diversified. Principal drivers of this diversified foreign exchange exposure include the European euro, British pound, Argentinean peso, Brazilian real and Australian dollar. Our transactional exposure arises from the purchase and sale of goods and services in currencies other than the functional currency of our operational units. We also have exposure related to the translation of financial statements of our foreign divisions into U.S. dollars, the functional currency of the parent. The financial statements of our operations outside the U.S. are measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign operations in U.S. dollars are accumulated as a component of other comprehensive income/(loss) utilizing period-end exchange rates. Foreign currency transaction gains and losses calculated by utilizing weighted average exchange rates for the period are included in the statements of operations in "other (income)/expense, net." Such foreign currency transaction gains and losses include inter-company loans denominated in non-U.S. dollar currencies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
Consolidated Financial Statements as of June 30, 2017 and 2016 and for the years ended June 30, 2017, 2016 and 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Catalent, Inc.
We have audited the accompanying consolidated balance sheets of Catalent, Inc. and subsidiaries as of June 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income/(loss), changes in shareholders’ equity/(deficit), and cash flows for each of the three years in the period ended June 30, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Catalent, Inc. and subsidiaries at June 30, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, Catalent, Inc. changed its recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2016-16, “Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory”, effective July 1, 2016.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Catalent, Inc.’s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated August 28, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Iselin, New Jersey
August 28, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Catalent, Inc.
We have audited Catalent, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2017 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Catalent, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Catalent, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Catalent, Inc. and subsidiaries as of June 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income/(loss), changes in shareholders’ equity/(deficit), and cash flows for each of the three years in the period ended June 30, 2017 of Catalent, Inc. and subsidiaries and our report dated August 28, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Iselin, New Jersey
August 28, 2017

Catalent, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in millions, except share and per share data)

	Year ended June 30,
	2017	2016	2015
Net revenue	$2,075.4	$1,848.1	$1,830.8
Cost of sales	1,420.8	1,260.5	1,215.5
Gross margin	654.6	587.6	615.3
Selling, general and administrative expenses	402.6	358.1	337.3
Impairment charges and (gain)/loss on sale of assets	9.8	2.7	4.7
Restructuring and other	8.0	9.0	13.4
Operating earnings	234.2	217.8	259.9
Interest expense, net	90.1	88.5	105.0
Other (income)/expense, net	8.5	(15.6)	42.4
Earnings from continuing operations before income taxes	135.6	144.9	112.5
Income tax expense/(benefit)	25.8	33.7	(97.7)
Earnings from continuing operations	109.8	111.2	210.2
Net earnings/(loss) from discontinued operations, net of tax	—	—	0.1
Net earnings	109.8	111.2	210.3
Less: Net (loss) attributable to noncontrolling interest, net of tax	—	(0.3)	(1.9)
Net earnings attributable to Catalent	$109.8	$111.5	$212.2

Earnings per share attributable to Catalent:
Basic
Net earnings	0.88	0.89	1.77
Diluted
Net earnings	0.87	0.89	1.75
The accompanying notes are an integral part of these consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income/(Loss)
(Dollars in millions)

	Year Ended June 30,
	2017	2016	2015
Net earnings	$109.8	$111.2	$210.3
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	(31.9)	(118.8)	(144.0)
Defined benefit pension plan	13.0	(9.1)	(6.4)
Available for sale investment adjustments	10.5	—	—
Deferred compensation	—	(3.8)	0.6
Other comprehensive income/(loss), net of tax	(8.4)	(131.7)	(149.8)
Comprehensive income/(loss)	101.4	(20.5)	60.5
Comprehensive income/(loss) attributable to noncontrolling interest	—	(0.3)	(1.9)
Comprehensive income/(loss) attributable to Catalent	$101.4	$(20.2)	$62.4
The accompanying notes are an integral part of these consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in millions except per share data)

	June 30, 2017	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$288.3	$131.6
Trade receivables, net	488.8	414.8
Inventories	184.9	154.8
Prepaid expenses and other	97.8	89.0
Total current assets	1,059.8	790.2
Property, plant, and equipment, net	995.9	905.8
Other assets:
Goodwill	1,044.1	996.5
Other intangibles, net	273.1	294.0
Deferred income taxes	53.9	37.5
Other	27.5	67.1
Total assets	$3,454.3	$3,091.1
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$24.6	$27.7
Accounts payable	163.2	143.7
Other accrued liabilities	281.2	219.8
Total current liabilities	469.0	391.2
Long-term obligations, less current portion	2,055.1	1,832.8
Pension liability	129.5	151.0
Deferred income taxes	31.7	41.4
Other liabilities	45.5	38.8
Commitment and contingencies (see Note 14)	—	—

Shareholders’ equity/(deficit):
Common stock $0.01 par value; 1.0 billion and 1.0 billion shares authorized in 2017 and 2016, respectively; 125,049,867 and 124,712,240 shares issued and outstanding in 2017 and 2016, respectively.	1.3	1.2
Preferred stock $0.01 par value; 100 million and 100 million authorized in 2017 and 2016, respectively, 0 issued and outstanding in 2017 and 2016.	—	—
Additional paid in capital	1,992.0	1,976.5
Accumulated deficit	(955.7)	(1,036.1)
Accumulated other comprehensive income/(loss)	(314.1)	(305.7)
Total shareholders’ equity	723.5	635.9
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$3,454.3	$3,091.1
The accompanying notes are an integral part of these consolidated financial statements

Catalent, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders’ Equity/(Deficit)
(Dollars in millions, except share data in thousands)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)/Income	Noncontrolling Interest	Total Shareholders’ Equity/(Deficit)
Balance at June 30, 2014	74,821.3	0.7	1,031.4	(1,379.1)	(24.2)	(0.6)	(371.8)
Equity contribution	48,875.0	0.5	946.1				946.6
Stock option exercises	623.0
Equity compensation			9.0				9.0
Cash paid, in lieu of equity, for tax withholding			(10.3)				(10.3)
Noncontrolling interest ownership changes			(2.5)			1.0	(1.5)
Net earnings				212.2		(0.4)	211.8
Other comprehensive income /(loss), net of tax					(149.8)		(149.8)
Balance at June 30, 2015	124,319.3	1.2	1,973.7	(1,166.9)	(174.0)	—	634.0
Cumulative effect of stock compensation standard adoption			1.0	19.3			20.3
Stock option exercises	392.9
Equity compensation			10.8				10.8
Cash paid, in lieu of equity, for tax withholding			(8.7)				(8.7)
Noncontrolling interest ownership changes			(0.3)			—	(0.3)
Net earnings				111.5		—	111.5
Other comprehensive income /(loss), net of tax					(131.7)		(131.7)
Balance at June 30, 2016	124,712.2	1.2	1,976.5	(1,036.1)	(305.7)	—	635.9
Cumulative effect of a change in accounting for income taxes (Note 1)			—	(29.4)			(29.4)
Stock option exercises	337.7	0.1					0.1
Equity compensation			20.9				20.9
Cash paid, in lieu of equity, for tax withholding			(5.4)				(5.4)
Net earnings				109.8			109.8
Other comprehensive income /(loss), net of tax					(8.4)		(8.4)
Balance at June 30, 2017	125,049.9	$1.3	$1,992.0	$(955.7)	$(314.1)	$—	$723.5

 The accompanying notes are an integral part of these consolidated financial statements

Catalent, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in millions)

	Year ended June 30,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings/(loss)	$109.8	$111.2	$210.3
Net earnings/(loss) from discontinued operations	—	—	0.1
Earnings from continuing operations	109.8	111.2	210.2
Adjustments to reconcile (loss)/earnings from continued operations to net cash from operations:
Depreciation and amortization	146.5	140.6	140.8
Non-cash foreign currency transaction (gains)/losses, net	7.8	(10.9)	(16.4)
Amortization and write off of debt financing costs	6.8	4.7	16.0
Impairments charges and (gain)/loss on sale of assets	9.8	2.7	4.7
Non-cash gain on acquisition	—	—	(8.9)
Call premium and financing fees paid	—	—	12.6
Equity compensation	20.9	10.8	9.0
Provision/(benefit) for deferred income taxes	(1.3)	(15.3)	(120.7)
Provision for bad debts and inventory	11.0	13.2	12.7
Change in operating assets and liabilities:
(Increase)/decrease in trade receivables	(54.9)	(54.1)	(7.5)
(Increase)/decrease in inventories	(13.5)	(35.4)	(19.2)
Increase/(decrease) in accounts payable	9.9	21.4	(11.7)
Other assets/accrued liabilities, net - current and non-current	46.7	(33.6)	(49.9)
Net cash provided by/(used in) operating activities from continuing operations	299.5	155.3	171.7
Net cash provided by/(used in) operating activities from discontinued operations	—	—	0.1
Net cash provided by/(used in) operating activities	299.5	155.3	171.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and other productive assets	(139.8)	(139.6)	(141.0)
Proceeds from sale of property and equipment	0.7	1.9	—
Payment for acquisitions, net	(169.9)	—	(130.8)
Net cash provided by/(used in) investing activities	(309.0)	(137.7)	(271.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in other borrowings	(5.8)	2.3	—
Proceeds from borrowing, net	397.4	—	150.4
Payments related to long-term obligations	(218.5)	(18.6)	(879.8)
Call premium and financing fees paid	(6.4)	—	(12.6)
Purchase of redeemable noncontrolling interest shares	—	(5.8)	—
Equity contribution	—	—	948.8
Cash paid, in lieu of equity, for tax withholding obligation	(5.4)	(8.7)	(10.3)
Net cash (used in)/provided by financing activities	161.3	(30.8)	196.5
Effect of foreign currency on cash	4.9	(6.5)	(19.6)
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	156.7	(19.7)	76.9
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	131.6	151.3	74.4
CASH AND EQUIVALENTS AT END OF PERIOD	$288.3	$131.6	$151.3
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$80.8	$82.4	$107.1
Income taxes paid, net	$39.8	$40.6	$34.0

The accompanying notes are an integral part of these consolidated financial statements

Catalent, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Catalent, Inc. ("Catalent" or the "Company") directly and wholly owns PTS Intermediate Holdings LLC ("Intermediate Holdings"). Intermediate Holdings directly and wholly owns Catalent Pharma Solutions, Inc. (the "Operating Company"). The financial results of Catalent are primarily comprised of the financial results of the Operating Company and its subsidiaries on a consolidated basis.
In July 2014, the Company’s effectuated a 70-for-1 stock split of its outstanding common stock (the "stock split"). On the effective date of the stock split, (i) each outstanding share of common stock was increased to seventy shares of common stock, (ii) the number of shares of common stock issuable under each outstanding option to purchase common stock was proportionately increased on a one-to-seventy basis, (iii) the exercise price of each outstanding option to purchase common stock was proportionately decreased on a one-to-seventy basis, and (iv) the number of shares underlying each restricted stock unit was proportionately increased on a one-to-seventy basis. All of the share and per share information referenced throughout the consolidated financial statements and accompanying notes have been retroactively adjusted to reflect the stock split.
On July 31, 2014, the Company commenced an initial public offering (the "IPO") of its common stock (the "Common Stock"), in which it sold a total of 48.9 million shares at a price of $20.50 per share, before underwriting discounts and commissions. Net of these discounts and commissions and other offering expenses, the Company's proceeds from the IPO, including the underwriters’ over-allotment option, were $952.2 million, which it used to fully redeem the outstanding 9.75% senior subordinated notes due 2017, redeem the outstanding 7.85% senior notes due 2018, repay portions of the Company’s unsecured term loan, and pay certain pre-IPO shareholders an advisory agreement termination fee of $29.8 million (recorded within other income/(expense), net on the consolidated statement of operations), and pursue other corporate purposes. The Company’s common stock began trading on the New York Stock Exchange (the "NYSE") under the symbol "CTLT" as of the IPO.
On March 9, 2015, three pre-IPO shareholders (collectively the "selling stockholders") completed a secondary offering of 27.3 million shares of the Company’s common stock, including 3.6 million shares sold pursuant to the over-allotment option granted to the underwriters at a price of $29.50 per share before underwriting discounts and commissions. On June 2, 2015, the selling stockholders completed an additional secondary offering of 16.1 million shares, including 2.1 million shares sold pursuant to the over-allotment option, at a price of $29.00 per share, before underwriting discounts and commissions. On June 6, 2016, the selling stockholders completed a secondary offering of 10.0 million shares of the Company's common stock at a price of $24.85 per share before underwriting discounts and commissions. On September 6, 2016, two of the selling stockholders completed a final secondary offering of their remaining shares totaling approximately 19.0 million shares, at a price of $23.85 per share before underwriting discounts and commissions. The Company did not sell any stock in any of the secondary offerings and did not receive any proceeds of the sales.
The Company is the leading global provider of advanced delivery technologies and development solutions for drugs, biologics and consumer and animal health products. Its oral, injectable, and respiratory delivery technologies address the full diversity of the pharmaceutical industry including small molecules, large molecule biologics and consumer and animal health products. Through its extensive capabilities and deep expertise in product development, it helps its customers take products to market faster, including nearly half of new drug products approved by the Food and Drug Administration (the "FDA") in the last decade. Its advanced delivery technology platforms, its proven formulation, manufacturing and regulatory expertise, and its broad and deep intellectual property enable its customers to develop more products and better treatments for patients and consumers. Across both development and delivery, its commitment to reliably supply its customers’ and their patient's needs is the foundation for the value it provides; annually, it produces approximately 72 billion doses for nearly 7,000 customer products, or approximately 1 in every 20 doses of such products taken each year by patients and consumers around the world. The Company believes that through its investments in growth-enabling capacity and capabilities, its ongoing focus on operational and quality excellence, the sales of existing customer products, the introduction of new customer products, its innovation activities and patents, and its entry into new markets, it will continue to benefit from attractive and differentiated margins, and realize the growth potential from these areas.

Reportable Segments
For financial reporting purposes, the Company presents three financial reporting segments based on criteria established by those accounting principles generally accepted in the United States ("U.S. GAAP"): Softgel Technologies, Drug Delivery Solutions and Clinical Supply Services.
Softgel Technologies
Through our Softgel Technologies segment, the Company provide formulation, development and manufacturing services for soft capsules, or "softgels," which it first commercialized in the 1930s and have continually enhanced. The Company is the market leader in overall softgel manufacturing, and hold the leading market position in the prescription arena. Its principal softgel technologies include traditional softgel capsules, in which the shell is made of animal-derived gelatin, and Vegicaps and OptiShell capsules, in which the shell is made from plant-derived materials. Softgel capsules are used in a broad range of customer products, including prescription drugs, over-the-counter medications, dietary supplements and unit-dose cosmetics. Softgel capsules encapsulate liquid, paste or oil-based active compounds in solution or suspension within an outer shell, filling and sealing the capsule simultaneously. The Company typically perform all encapsulation for a product within one of our softgel facilities, with active ingredients provided by customers or sourced directly by the Company. Softgels have historically been used to solve formulation challenges or technical issues for a specific drug, to help improve the clinical performance of compounds, to provide important market differentiation, particularly for over-the-counter compounds, and to provide safe handling of hormonal, potent and cytotoxic drugs. The Company also participates in the softgel vitamin, mineral and supplement business in selected regions around the world. With the 2001 introduction of our plant-derived softgel shell, Vegicaps capsules, consumer health manufacturers have been able to extend the softgel dose form to a broader range of active ingredients and serve patient/consumer populations that were previously inaccessible due to religious, dietary or cultural preferences. In recent years, the Company has extended this platform to pharmaceutical products via our OptiShell offering. Our Vegicaps and OptiShell capsules are protected by patents in most major global markets. Physician and patient studies we have conducted have demonstrated a preference for softgels versus traditional tablet and hard capsule dose forms in terms of ease of swallowing, real or perceived speed of delivery, ability to remove or eliminate unpleasant odor or taste and, for physicians, perceived improved patient adherence with dosing regimens. Representative customers of Softgel Technologies include Pfizer, Novartis, Bayer, GlaxoSmithKline, Teva, Johnson & Johnson and Allergan.
On February 14, 2017, the Company acquired Accucaps, a Canada-based developer and manufacturer of over-the-counter, high potency and conventional pharmaceutical softgels. The acquisition complements Catalent's global consumer health and prescription pharmaceutical softgel capabilities and capacity with the addition of a portfolio of products and two state-of-the-art facilities offering integrated softgel development and manufacturing and packaging, strengthening its ability to offer customers turnkey solutions.
Drug Delivery Solutions
The Company's Drug Delivery Solutions segment provides various complex advanced formulation delivery technologies, and related integrated solutions including: development and manufacturing of a broad range of oral dose forms including fast-dissolve tablets and both proprietary and conventional controlled release products, and delivery of pharmaceuticals, biologics and biosimilars administered via injection, inhalation and ophthalmic routes, using both traditional and advanced technologies. Representative customers of Drug Delivery Solutions include Pfizer, GlaxoSmithKline, Roche, Teva, Eli Lilly, Johnson & Johnson and Allergan.

The Company provides comprehensive pre-formulation, development, and both clinical and commercial scale for most traditional and advanced oral solid dose formats, including uncoated and coated tablets, powder/pellet/bead-filled two-piece hard capsules, lozenges, powders and other forms for immediate and modified release prescription, consumer and animal health products. The Company has substantial experience developing and scaling up products requiring accelerated development timelines, specialized handling, complex technology transfers, or specialized manufacturing processes.
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

The Company's range of injectable manufacturing offerings includes filling drugs or biologics into pre-filled syringes and glass-free ADVASEPT vials, with flexibility to accommodate other formats within the Company's existing network, increasingly focused on complex pharmaceuticals and biologics. With its range of technologies the Company is able to meet a wide range of specifications, timelines and budgets. The Company believes that the complexity of the manufacturing process, the importance of experience and know-how, regulatory compliance, and high start-up capital requirements provide the Company with a substantial competitive advantage in the market. For example, blow-fill-seal is an advanced aseptic processing technology, which uses a continuous process to form, fill with drug, and seal a plastic container in a sterile environment. Blow-fill-seal units are currently used for a variety of pharmaceuticals in liquid form, such as respiratory, ophthalmic and otic products. The Company is a leader in the outsourced blow-fill-seal market, and operate one of the largest capacity commercial manufacturing blow-fill-seal facilities in the world. The Company's sterile blow-fill-seal manufacturing has significant capacity and flexibility with regard to manufacturing configurations. This business provides flexible and scalable solutions for unit-dose delivery of complex formulations such as suspensions and emulsions. Further, the business provides engineering and manufacturing solutions related to complex containers. The Company's regulatory expertise can lead to decreased time to commercialization, and its dedicated development production lines support feasibility, stability and clinical runs. The Company plans to continue to expand our product line in existing and new markets, and in higher margin specialty products with additional respiratory, ophthalmic, injectable and nasal applications.
The Company's fast-growing biologics offerings include its formulation development and cell-line manufacturing based on our advanced and patented GPEx technology, which is used to develop stable, high-yielding mammalian cell lines for both innovator and biosimilar biologic compounds. The Company's GPEx technology can provide rapid cell-line development, high biologics production yields, flexibility and versatility. The Companys believes its development-stage SMARTag next-generation antibody-drug conjugate technology will provide more precision targeting for delivery of drugs to tumors or other locations, with improved safety versus existing technologies. The Company's biologics facility in Madison, Wisconsin has the current capability and capacity to produce clinical-scale biologic supplies, with a commercial-capable suite under construction; combined with offerings from its other businesses and external partners, the Company provides the broadest range of technologies and services supporting the development and launch of new biologic entities, biosimilars or biobetters to bring a product from gene to market commercialization, faster.
The Company also offers analytical chemical and cell-based testing and scientific services, stability testing, respiratory products formulation and manufacturing, micronization and particle engineering services, regulatory consulting, and bioanalytical testing for biologic products. The Company's respiratory product capabilities include development and manufacturing services for inhaled products for delivery via metered dose inhalers, dry powder inhalers and intra-nasal sprays. The Company also provides formulation development and clinical and commercial manufacturing for conventional and specialty oral dose forms. The Company provides global regulatory and clinical support services for its customers’ regulatory and clinical strategies during all stages of development. Demand for its offerings is driven by the need for scientific expertise and depth and breadth of services offered, as well as by the reliable supply thereof, including quality, execution and performance.
Clinical Supply Services
The Company's Clinical Supply Services segment provides manufacturing, packaging, storage, distribution and inventory management for drugs and biologics in clinical trials. It offers customers flexible solutions for clinical supplies production, and provides distribution and inventory management support for both simple and complex clinical trials. This includes over-encapsulation where needed; supplying placebos, comparator drug procurement and clinical packages and kits for physicians and patients; inventory management; investigator kit ordering and fulfillment; and return supply reconciliation and reporting. The Company supports trials in all regions of the world through our facilities and distribution network. In fiscal 2016, the Company commenced an expansion of its Singapore facility by building new flexible cGMP space, and the Company introduced clinical supply services at its 100,000 square foot facility in Japan, expanding its Asia Pacific capabilities. Additionally, in fiscal 2013, the Company established its first clinical supply services facility in China as a joint venture and assumed full ownership in fiscal 2015. The Company is the leading provider of integrated development solutions and one of the leading providers of clinical trial supplies.
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
Foreign Currency Translation

The financial statements of the Company’s operations outside the U.S. are generally measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign operations into U.S. dollars are accumulated as a component of other comprehensive income/(loss) utilizing period-end exchange rates. The currency fluctuation related to certain long-term inter-company loans deemed to not be repayable in the foreseeable future have been recorded within the cumulative translation adjustment, a component of other comprehensive income/(loss). In addition, the currency fluctuation associated with the portion of the Company’s euro-denominated debt designated as a net investment hedge is included as a component of other comprehensive income/(loss). Foreign currency transaction gains and losses calculated by utilizing weighted average exchange rates for the period are included in the statements of operations in "other (income)/expense, net." Such foreign currency transaction gains and losses include inter-company loans that are repayable in the foreseeable future.
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
Arrangements containing multiple elements, including service arrangements, are accounted for in accordance with the provisions of ASC 605-25 Revenue Recognition—Multiple-Element Arrangements. The Company determines the separate units of account in accordance with ASC 605-25. If the deliverable meets the criteria of a separate unit of accounting, the arrangement consideration is allocated to each element based upon its relative selling price. In determining the best evidence of selling price of a unit of account the Company utilizes vendor-specific objective evidence ("VSOE"), which is the price the Company charges when the deliverable is sold separately. When VSOE is not available, management uses relevant third-party evidence ("TPE") of selling price, if available. When neither VSOE nor TPE of selling price exists, management uses its best estimate of selling price.
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

Concentrations of Credit Risk and Major Customers
Concentration of credit risk, with respect to accounts receivable, is limited due to the large number of customers and their dispersion across different geographic areas. The customers are primarily concentrated in the pharmaceutical and healthcare industry. The Company normally does not require collateral or any other security to support credit sales. The Company performs ongoing credit evaluations of its customers’ financial conditions and maintains reserves for credit losses. Such losses historically have been within the Company’s expectations. No single customer exceeded 10% of revenue during the fiscal years ended 2017, 2016 and 2015 or 10% of accounts receivable as of the years ended 2017 and 2016.
Inventories
Inventory is stated at the lower of cost or market, using the first-in, first-out ("FIFO") method. The Company provides reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors. Inventory consists of costs associated with raw material, labor and overhead.
Goodwill
The Company accounts for purchased goodwill and intangible assets with indefinite lives in accordance with ASC 350 Goodwill, Intangible and Other Assets. Under ASC 350, goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually. The Company’s annual goodwill impairment test was conducted as of April 1, 2017. The Company assesses goodwill for possible impairment by comparing the carrying value of its reporting units to their fair values. The Company determines the fair value of its reporting units utilizing estimated future discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize. In addition, the Company uses comparative market information and other factors to corroborate the discounted cash flow results.
Property and Equipment and Other Definite Lived Intangible Assets
Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including leasehold improvements and capital lease assets that are amortized over the shorter of their useful lives or the terms of the respective leases. The Company generally uses the following range of useful lives for its property and equipment categories: buildings and improvements—5 to 50 years; machinery and equipment—3 to 10 years; and furniture and fixtures—3 to 7 years. Depreciation expense was $102.2 million for the fiscal year ended June 30, 2017, $94.2 million for the fiscal year ended June 30, 2016, and $94.3 million for the fiscal year ended June 30, 2015. Depreciation expense includes amortization of assets related to capital leases. The Company charges repairs and maintenance costs to expense as incurred. The amount of capitalized interest was immaterial for all periods presented.
Intangible assets with finite lives, primarily including customer relationships, patents and trademarks are amortized over their useful lives. The Company evaluates the recoverability of its other long-lived assets, including amortizing intangible assets, if circumstances indicate impairment may have occurred pursuant to ASC 360 Property, Plant and Equipment. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an un-discounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the Consolidated Statements of Operations. Fair value is determined based on assumptions the Company believes marketplace participants would utilize and comparable marketplace information in similar arm’s length transactions. The Company recorded impairment charges related to definite lived intangible assets and property, plant and equipment, net of gains on sale, of approximately $9.8 million, $2.7 million and $4.7 million, for the fiscal years ended June 30, 2017, June 30, 2016 and June 30, 2015, respectively.
Post-Retirement and Pension Plans
The Company sponsors various retirement and pension plans, including defined benefit retirement plans and defined contribution retirement plans. The measurement of the related benefit obligations and the net periodic benefit costs recorded each year are based upon actuarial computations, which require management’s judgment as to certain assumptions. These assumptions include the discount rates used in computing the present value of the benefit obligations and the net periodic benefit costs, the expected future rate of salary increases (for pay-related plans) and the expected long-term rate of return on plan assets (for funded plans). The Company uses the corridor approach to amortize actuarial gains and losses.
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
Certain investments that are measured at fair value using the net asset value per share (NAV) (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

•
Self-Insurance
The Company is partially self-insured for certain employee health benefits and partially self-insured for property losses and casualty claims. The Company accrues for losses based upon experience and actuarial assumptions, including provisions for losses incurred but not reported.

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
Research and Development Costs
The Company expenses research and development costs as incurred. It records costs incurred in connection with the development of new offerings and manufacturing process improvements within selling, general, and administrative expenses. Such research and development costs amounted to $7.0 million, $7.6 million and $12.2 million for the fiscal years ended June 30, 2017, June 30, 2016 and June 30, 2015, respectively. The Company records within cost of sales the costs it incurred in connection with the research and development services that it provided to customers and services it performed for customers in support of the commercial manufacturing process. This second type of research and development costs amounted to $45.8 million, $47.4 million and $41.3 million for the fiscal years ended June 30, 2017, June 30, 2016 and June 30, 2015, respectively.
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
Equity-Based Compensation
The Company accounts for its equity-based compensation in accordance with ASC 718 Compensation—Stock Compensation. Under ASC 718, companies recognize compensation expense using a fair value based method for costs related to share-based payments, including stock options and restricted stock units. The expense is measured based on the grant date fair value of the awards, and the expense is recorded over the applicable requisite service period. Forfeitures are recognized as and when they occur. In the absence of an observable market price for a share-based award, the fair value is based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price based on peer companies, the expected dividends on the underlying shares and the risk-free interest rate.
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
Recent Financial Accounting Standards
Recently Adopted Accounting Standards
In January 2017, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 of the current goodwill impairment test, the requirement to calculate the implied fair value of goodwill in measuring the goodwill impairment charge. Instead, under this update, the impairment charge will be measured based on the excess of a reporting unit's carrying value over its fair value. The ASU will be effective for public reporting entities in fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company early adopted this guidance during the fourth quarter of fiscal 2017 and applied the guidance prospectively. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory, which reduces the complexity in accounting for income taxes by requiring the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, the income tax consequence of these transactions was not recognized until the asset was sold to an outside party. The guidance will be applied on a modified retrospective basis with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The ASU will be effective for publicly reporting entities in fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted only in the first interim period of a fiscal year. The Company elected to adopt ASU 2016-16 effective July 1, 2016, which resulted in a cumulative-effect adjustment of $29.4 million charged to the opening balance of the accumulated deficit, reduction to other non-current and current assets of $45.6 million and $6.6 million, respectively, increase in deferred tax assets of $19.6 million, and reduction of deferred tax liabilities of $3.2 million. The impact on net earnings and earnings per share in the current period was not material.
In May 2015, the FASB issued ASU No. 2015-07 Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. This guidance also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, such disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. This guidance is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company has adopted ASU 2015-07 effective July 1, 2016, the beginning of its fiscal year ending June 30, 2017, in accordance with the FASB's disclosure simplification initiatives. The adoption did not have a material impact on the Company's consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15 Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires management to evaluate, for each annual and interim reporting period, whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued or are available to be issued. If substantial doubt is raised, additional disclosures around management’s plan to alleviate these doubts are required. This update will become effective for all annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The adoption of the standard did not have any impact on current disclosures in the Company's consolidated financial statements.

New Accounting Standards Not Adopted as of June 30, 2017
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when an entity will apply modification accounting for changes to stock based compensation arrangements. Modification accounting applies if the value, vesting conditions or classification of the awards changes. The ASU will be effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842), which will supersede ASC 840 Leases. The new guidance requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance requires enhanced disclosures regarding the amount, timing and uncertainty of cash flows arising from leases and will be effective for publicly reporting entities in annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The guidance is required to be adopted using the modified retrospective approach. The Company anticipates that most of its operating lease will result in the recognition of additional assets and corresponding liabilities on its Consolidated Balance Sheets. The Company continues to evaluate the impact of adopting this guidance and its implication on its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance. The new guidance's core principle is that a company will recognize revenue when it transfers control of a promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, the new guidance creates a five-step model that requires a company to exercise judgment when considering the terms of the contracts and all relevant facts and circumstances. The five steps require a company to identify customer contracts, identify the separate performance obligations, determine the transaction price, allocate the transaction price to the separate performance obligations and recognize revenue when each performance obligation is satisfied. On July 9, 2015, the FASB approved a one-year deferral of the effective date, so that the new guidance will be effective for publicly reporting entities for annual and interim periods beginning after December 15, 2017. The new guidance allows for either full retrospective adoption, where the standard is applied to all periods presented, or modified retrospective adoption where the standard is applied only to the most current period presented in the financial statements. Early adoption is permitted. The Company has identified its revenue streams, reviewed the initial impacts of adopting of the new standard on those revenue streams, and appointed a governance committee and project management leader. While the Company is continuing to assess all potential impacts of the standard, it has preliminarily assessed that the most significant impact relates to revenue recognition in certain contractual arrangements containing minimum volume commitments where the price is not fixed or determinable pursuant to the terms of the agreement. Under the current standard, revenue recognition for such arrangements is deferred until the price is fixed and determinable, while, under the new standard, such price will be accounted for as a variable consideration and might be recognized earlier provided that the Company can reliably estimate the amount expected to be realized. The Company does not expect the timing of revenue recognition for other arrangements to significantly change.

2.	BUSINESS COMBINATIONS
During the year ended June 30, 2017, the Company completed acquisitions which were immaterial, individually and in the aggregate, to the overall consolidated financial position and results of operations of the Company. Notably, in September 2016, the Company acquired 100% of the shares of Pharmatek Laboratories, Inc. ("Pharmatek"), a contract drug development and clinical manufacturing company.  The acquired business is based in the U.S. and is included in the Drug Delivery Solutions segment.  Additionally, in February 2017, the Company acquired 100% of the shares of Accucaps Industries Limited ("Accucaps"), a company that develops and manufactures over-the-counter, high potency and conventional pharmaceutical softgels. The acquired business is based in Canada and is included in the Softgel Technologies segment.

The Company’s consolidated balance sheet as of June 30, 2017 includes the fair value allocations for these acquisitions, which were completed in the fiscal year. Aggregate purchase consideration, net of cash acquired, for both acquisitions totaled $169.9 million. As a result of the preliminary fair value allocations, the Company recognized intangible assets of $30.9 million of customer relationships. The remainder of the preliminary fair value was allocated to tangible assets acquired and goodwill. The fair value allocation for each acquisition is expected to be completed upon finalization of an independent appraisal over the next few months, but no later than one year from its acquisition date.

3.	GOODWILL

The following table summarizes the changes from June 30, 2015, to June 30, 2016 and then to June 30, 2017 in the carrying amount of goodwill in total and by reporting segment:

(Dollars in millions)	Softgel Technologies	Drug Delivery Solutions	Clinical Supply Services	Total
Balance at June 30, 2015	$411.2	$471.5	$178.8	$1,061.5
Additions/(impairments)	—	—	—	—
Foreign currency translation adjustments	(5.3)	(36.4)	(23.3)	(65.0)
Balance at June 30, 2016	405.9	435.1	155.5	996.5
Additions/(impairments)	5.8	48.3	—	54.1
Foreign currency translation adjustments	3.5	(6.2)	(3.8)	(6.5)
Balance at June 30, 2017	$415.2	$477.2	$151.7	$1,044.1
No goodwill impairment charge was necessary during the current or comparable prior year period. When required, impairment charges are recorded within the consolidated statements of operations as impairment charges and (gain)/loss on sale of assets.

4.	DEFINITE-LIVED LONG-LIVED ASSETS
The Company’s definite-lived long-lived assets include property, plant and equipment as well as other intangible assets with definite lives. Refer to Note 16 Supplemental Balance Sheet Information for details related to property, plant and equipment.
The details of other intangible assets subject to amortization as of June 30, 2017 and June 30, 2016, are as follows:

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2017
Amortized intangibles:
Core technology	18 years	$170.3	$(74.8)	$95.5
Customer relationships	14 years	253.0	(106.1)	146.9
Product relationships	12 years	206.9	(176.2)	30.7
Total intangible assets		$630.2	$(357.1)	$273.1

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2016
Amortized intangibles:
Core technology	18 years	$170.6	$(64.9)	$105.7
Customer relationships	14 years	230.3	(90.9)	139.4
Product relationships	12 years	208.6	(159.7)	48.9
Total intangible assets		$609.5	$(315.5)	$294.0

Amortization expense was $44.3 million, $46.4 million, and $46.5 million for the fiscal year ended June 30, 2017, June 30, 2016, and June 30, 2015, respectively. Future amortization expense for the next five years is estimated to be:

(Dollars in millions)	2018	2019	2020	2021	2022
Amortization expense	$44.8	$39.2	$25.5	$25.5	$25.5
The Company impaired definite lived intangible assets of $3.4 million, $0.7 million and $3.4 million in the fiscal years ended June 30, 2017, 2016 and 2015, respectively.

5.	RESTRUCTURING AND OTHER COSTS
Restructuring Costs
The Company has implemented plans to restructure certain operations, both domestically and internationally. The restructuring plans focused on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount and aligning operations in a strategic and more cost-efficient structure. In addition, the Company may incur restructuring charges in the future in cases where a material change in the scope of operation with its business occurs. Employee-related costs consist primarily of severance costs and also include outplacement services provided to employees who have been involuntarily terminated. Facility exit and other costs consist of accelerated depreciation, equipment relocation costs and costs associated with planned facility expansions and closures to streamline Company operations.
Other Costs
Other costs include settlement charges for claim amounts that the Company deemed to be both probable and reasonably estimable, but is not currently in a position to record under U.S. GAAP any insurance recovery with respect to such costs related to the temporary suspension of operations at a softgel manufacturing facility. Refer to Note 14 Commitments and Contingencies for further discussions of such claims.
The following table summarizes the significant costs recorded within restructuring and other costs:

	Year ended June 30,
(Dollars in millions)	2017	2016	2015
Restructuring costs:
Employee-related reorganization	$7.9	$3.7	$11.5
Asset impairments	—	0.4	—
Facility exit and other costs	(1.7)	4.9	1.9
Total restructuring costs	$6.2	$9.0	$13.4
Other - Temporary suspension customer claims	$1.8	$—	$—
Total restructuring and other costs	$8.0	$9.0	$13.4

6.	LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS
Long-term obligations and other short-term borrowings consist of the following at June 30, 2017 and June 30, 2016:

(Dollars in millions)	Maturity	June 30, 2017	June 30, 2016
Senior Secured Credit Facilities
Term loan facility dollar-denominated	May 2021	$1,244.2	$1,454.2
Term loan facility euro-denominated	May 2021	352.0	345.2
Euro-denominated 4.75% Senior Notes due 2024	December 2024	424.3	—
Capital lease obligations	2020 to 2032	53.3	51.4
Other obligations	2017 to 2018	5.9	9.7
Total		2,079.7	1,860.5
Less: Current portion of long-term obligations and other short-term borrowings		24.6	27.7
Long-term obligations, less current portion		$2,055.1	$1,832.8
Senior Secured Credit Facilities and Second Amendment

In May 2014, Operating Company entered into the Amended and Restated Credit Agreement, dated as of May 20, 2014 (as subsequently amended, the "Credit Agreement") governing the senior secured credit facilities that provide for U.S. dollar-denominated term loans, euro-denominated term loans and a revolving credit facility. On December 9, 2016, the Company completed Amendment No. 2 (the "Second Amendment") to the Credit Agreement in order to lower interest rates on its U.S. dollar-denominated and euro-denominated term loans, dated as of May 20, 2104, governing all term loans and revolving credit facilities (as amended, the "Credit Agreement"). The new applicable rate for the U.S. dollar-denominated term loans is based on the London Interbank Offered Rate ("LIBOR") (subject to a floor of 1.00%) plus 2.75%, which is 0.50% lower than the previous rate, and the new applicable rate for the euro-denominated term loans is LIBOR (subject to a floor of 1.00%) plus 2.50%, which is 0.75% lower than the previous rate. The Second Amendment further eliminates "step" pricing based on a measure of Operating Company's total leverage ratio. The Second Amendment also includes a prepayment of 1.0% in the event of another repricing event on or before the six months anniversary of the Second Amendment. There is no change to maturities, including the May 2019 maturity of the revolving credit facility, as a result of the Second Amendment. In connection with the Amendment, Operating Company incurred $1.7 million of associated fees, which were expensed in other (income) / expense, net in the consolidated statement of operations.
As of June 30, 2017, there were $12.0 million in outstanding letters of credit that reduced the borrowing capacity under the Revolving Credit Facility.
Euro-denominated 4.75% Senior Notes due 2024
On December 9, 2016, Operating Company completed a private offering of €380.0 million aggregate principal amount of 4.75% Senior Notes due 2024 (the "Notes"). The Notes are fully and unconditionally guaranteed, jointly and severally, by all of the wholly owned U.S. subsidiaries of Operating Company that guarantee its senior secured credit facilities. The Notes were offered in the U.S. to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the "Securities Act") and outside the U.S. only to non-U.S. investors pursuant to Regulation S under the Securities Act. The Notes will mature on December 15, 2024, bear interest at the rate of 4.75% per annum and are payable semi-annually in arrears on June 15 and December 15 of each year. The proceeds of the Notes were used to repay $200 million of outstanding borrowings on the U.S. dollar-denominated term loan, pay the $81.0 million then outstanding under the revolving credit facility, pay accrued and unpaid interest and certain fees and expenses associated with the offering, fund a previously announced pending acquisition, and provide cash for general corporate purposes. In connection with the Notes offering and subsequent payment of the U.S. dollar-denominated term loan, Operating Company incurred $6.9 million of third-party financing costs, of which $0.6 million was expensed, and a $2.0 million expense related to unamortized debt discount and deferred financing costs, both recorded in other (income) / expense, net in the Consolidated Statement of Operations.

Long-Term and Other Obligations
Other obligations consist primarily of capital leases for buildings and other loans for business and working capital needs.

Maturities of long-term obligations, including capital leases of $53.3 million, and other short-term borrowings for future fiscal years are:

(Dollars in millions)	2018	2019	2020	2021	2022	Thereafter	Total
Maturities of long-term and other obligations	$24.6	23.4	21.4	1,557.1	3.3	469.7	$2,099.5
Debt Issuance Costs
Debt issuance costs associated with Operating Company's term loans and Notes are presented as a reduction to the carrying value of the debt while the debt issuance costs associated with the Revolving Credit Facility are capitalized within prepaid expenses and other assets on the balance sheet. All debt issuance costs are amortized over the life of the related obligation through charges to interest expense in the Consolidated Statements of Operations. The unamortized total of debt issuance costs were approximately $11.5 million and $7.7 million as of June 30, 2017 and June 30, 2016, respectively. Amortization of debt issuance costs totaled $2.3 million and $1.8 million for the fiscal years ended June 30, 2017 and June 30, 2016, respectively.
Guarantees and Security
Senior Secured Credit Facilities
All obligations under the Credit Agreement, and the guarantees of those obligations, are secured by substantially all of the following assets of Operating Company and each guarantor, subject to certain exceptions:

•
a pledge of 100% of the capital stock of Operating Company and 100% of the equity interests directly held by Operating Company and each guarantor in any wholly owned material subsidiary of the borrower or any guarantor (which pledge, in the case of any non-U.S. subsidiary of a U.S. subsidiary, will not include more than 65% of the voting stock of such non-U.S. subsidiary); and

•	a security interest in, and mortgages on, substantially all tangible and intangible assets of Operating Company and of each guarantor, subject to certain limited exceptions.
The Notes
All obligations under the Notes are general, unsecured and subordinated to all existing and future secured indebtedness of the guarantors to the extent of the value of the asset securing such indebtedness. The Notes are guaranteed by all of Operating Company's wholly owned U.S. subsidiaries that guarantee the senior secured credit facilities. The Notes are not guaranteed by either PTS Intermediate Holdings LLC or Catalent.
Debt Covenants
Senior Secured Credit Facilities
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, Operating Company’s (and Operating Company’s restricted subsidiaries’) ability to incur additional indebtedness or issue certain preferred shares; create liens on assets; engage in mergers and consolidations; sell assets; pay dividends and distributions or repurchase capital stock; repay subordinated indebtedness; engage in certain transactions with affiliates; make investments, loans or advances; make certain acquisitions; enter into sale and leaseback transactions; amend material agreements governing Operating Company's subordinated indebtedness and change Operating Company's lines of business.
The Credit Agreement also contains change of control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of June 30, 2017, the Company was in compliance with all material covenants related to its long-term obligations.
Subject to certain exceptions, the Credit Agreement permits Operating Company and its restricted subsidiaries to incur certain additional indebtedness, including secured indebtedness. None of Operating Company’s non-U.S. subsidiaries nor its dormant Rico subsidiary is a guarantor of the loans.

Under the Credit Agreement, Operating Company’s ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments and paying certain dividends is tied to ratios based on Adjusted EBITDA

(which is defined as "Consolidated EBITDA" in the Credit Agreement). Adjusted EBITDA is based on the definitions in the Credit Agreement is not defined under U.S. GAAP, and is subject to important limitations.
The Notes
The indenture governing the Notes (the "Indenture") contains covenants that, among other things, limit the ability of Operating Company and its restricted subsidiaries to incur or guarantee more debt or issue certain preferred shares, pay dividends on, repurchase or make distributions in respect of their capital stock or make other restricted payments, make certain investments, sell certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets, enter into certain transactions with their affiliates, and designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions, limitations and qualifications as set forth in the Indenture. The Indenture also contains customary events of default including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of Operating Company or certain of its subsidiaries. Upon an event of default, either the holders of at least 30% in principal amount of the then-outstanding Notes or the Trustee under the Indenture may declare the Notes immediately due and payable, or in certain circumstances, the Notes will automatically become due and immediately payable. As of June 30, 2017, Operating Company was in compliance with all material covenants under the Notes.
Fair Value of Debt Measurements
The estimated fair value of the senior secured credit facilities, which is considered a Level 2 fair value estimate, is based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities and considers collateral, if any. The estimated fair value of the Notes, a Level 1 fair value estimate, is based on the quoted market prices of the instrument. The carrying amounts and the estimated fair values of financial instruments as of June 30, 2017 and June 30, 2016 are as follows:

		June 30, 2017		June 30, 2016
(Dollars in millions)	Fair Value Measurement	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Euro-denominated 4.75% Senior Notes	Level 1	$424.3	$454.0	$—	$—
Senior Secured Credit Facilities & Other	Level 2	1,655.4	1,653.1	1,860.5	1,868.8
Total		$2,079.7	$2,107.1	$1,860.5	$1,868.8

7.	EARNINGS PER SHARE
The reconciliations between basic and diluted earnings per share attributable to Catalent common shareholders for the fiscal years ended June 30, 2017, 2016 and 2015 are as follows (in millions, except share and per share data):

	Year ended June 30,
	2017	2016	2015
Earnings from continuing operations less net income / (loss) attributable to noncontrolling interest	$109.8	$111.5	$212.1
Earnings / (loss) from discontinued operations	—	—	0.1
Net earnings attributable to Catalent	$109.8	$111.5	$212.2

Weighted average shares outstanding	124,954,248	124,787,819	119,575,568
Dilutive securities issuable-stock plans	1,783,537	1,082,275	1,773,068
Total weighted average diluted shares outstanding	126,737,785	125,870,094	121,348,636

Basic earnings per share of common stock:
Net earnings attributable to Catalent	$0.88	$0.89	$1.77

Diluted earnings per share of common stock-assuming dilution:
Net earnings attributable to Catalent	$0.87	$0.89	$1.75

The computation of diluted earnings per share for the years ended June 30, 2017, 2016 and 2015 excludes the effect of potential shares issuable under pre-IPO employee stock options of 0.4 million, 2.2 million and 2.1 million options, respectively, because the vesting provisions of those awards specify performance or market-based conditions that had not been met as of the period end. Further, the computation of diluted earnings per share for the years ended June 30, 2017 and 2016 excludes the effect of potential shares issuable under the employee-held stock options and restricted stock units of approximately 0.8 million and 1.0 million shares, respectively, because they are anti-dilutive.

8.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Risk Management Objective of Using Derivatives
The Company is exposed to fluctuations in the applicable exchange rate on its investments in foreign operations. While the Company does not actively hedge against changes in foreign currency, the Company has mitigated the exposure of its investments in its European operations by denominating a portion of its debt in euros. At June 30, 2017, the Company had euro-denominated debt outstanding of $776.3 million that qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the effective portion of the translation gains or losses are reported in accumulated other comprehensive income/(loss) as part of the cumulative translation adjustment. The ineffective portions of the translation gains or losses are reported in the statement of operations. The following table includes net investment hedge activity during fiscal year ended June 30, 2017 and June 30, 2016:

(Dollars in millions)	June 30, 2017	June 30, 2016
Unrealized foreign exchange gain/(loss) within other comprehensive income	$(21.3)	$1.8
Unrealized foreign exchange gain/(loss) within statement of operations	$(21.3)	$3.9
The net accumulated gain of this net investment as of June 30, 2017 within accumulated other comprehensive income/(loss) was approximately $60.1 million. Amounts are reclassified out of accumulated other comprehensive income/(loss) into earnings when the entity to which the gains and losses reside is either sold or substantially liquidated.

9.	INCOME TAXES
Earnings/(loss) from continuing operations before income taxes are as follows for the fiscal years ended 2017, 2016, and 2015:

	Fiscal Year Ended June 30,
(Dollars in millions)	2017	2016	2015
U.S. Operations	$5.0	$60.0	$25.8
Non-U.S. Operations	$130.6	$84.9	$86.7
	$135.6	$144.9	$112.5

The provision /(benefit) for income taxes consists of the following for the fiscal years ended 2017, 2016, and 2015:

	Fiscal Year Ended June 30,
(Dollars in millions)	2017	2016	2015
Current:
Federal	$2.1	$(0.6)	$—
State and local	(0.4)	(0.2)	(0.8)
Non-U.S.	22.7	26.3	31.9
Total	$24.4	$25.5	$31.1
Deferred:
Federal	$1.9	$19.6	$(125.3)
State and local	1.4	(4.8)	(1.1)
Non-U.S.	(1.9)	(6.6)	(2.4)
Total	1.4	8.2	(128.8)

Total provision/(benefit)	$25.8	$33.7	$(97.7)

A reconciliation of the provision/(benefit) based on the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the fiscal years ended 2017, 2016, and 2015:

	Fiscal Year Ended June 30,
(Dollars in millions)	2017	2016	2015
Provision at U.S. federal statutory tax rate	$47.4	$50.7	$39.4
State and local income taxes	(1.5)	(3.0)	(2.4)
Foreign tax rate differential	(25.7)	(21.7)	(23.9)
Permanent items	2.9	(2.3)	1.7
Unrecognized tax positions	(0.3)	5.6	14.7
Tax valuation allowance	3.1	7.2	(133.2)
Withholding tax and other foreign taxes	(0.2)	0.6	1.4
Change in tax rate	2.0	(3.2)	1.3
Foreign currency impact on permanently reinvested loans	—	—	2.7
R&D Tax Credit	(1.2)	(1.4)	(1.3)
Other	(0.7)	1.2	1.9
	$25.8	$33.7	$(97.7)

The income tax provision for the current period is not comparable to the same period of the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in the geographic mix of pretax income and changes in the tax impact of permanent differences and other discrete tax items, which may have unique tax implications depending on the nature of the item. The effective tax rate for the fiscal year ended June 30, 2017 reflects the impact of an increase in foreign earnings taxed at rates lower than the U.S. statutory rate. This benefit is offset by an increase in the valuation allowance and the impact of permanent differences including disallowed transaction costs and deemed dividends offset by the benefit from the stock compensation deduction and dividend income exempt from tax under local law. The effective tax rate for the fiscal year ended June 30, 2016 reflects the impact of benefits of a valuation allowance release for utilized capital losses prior to expiration, a current year deduction related to stock compensation, as well as a deduction related to a further U.K. rate reduction enacted during the year, countered by valuation allowance builds on current year losses.
As of June 30, 2017, the Company had $569.5 million of undistributed earnings from non-U.S. subsidiaries that are intended to be permanently reinvested in non-U.S. operations. As these earnings are considered permanently reinvested, no

U.S. tax provision has been accrued related to the repatriation of these earnings. It is not feasible to estimate the amount of U.S. tax that might be payable on the eventual remittance of such earnings.
Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The components of the deferred income tax assets and liabilities are as follows at June 30, 2017 and 2016:

	Fiscal Year Ended June 30,
(Dollars in millions)	2017	2016
Deferred income tax assets:
Accrued liabilities	$27.4	$21.6
Equity compensation	16.4	10.7
Loss and tax credit carryforwards	141.0	155.0
Foreign currency	11.5	18.8
Pension	39.4	45.9
Property-related	9.4	9.3
Intangibles	26.3	8.0
Other	25.7	17.1
Euro Denominated Debt	22.8	—
Total deferred income tax assets	319.9	286.4
Valuation allowance	(78.8)	(69.9)
Net deferred income tax assets	$241.1	$216.5

	Fiscal Year Ended June 30,
(Dollars in millions)	2017	2016
Deferred income tax liabilities:
Accrued liabilities	(0.8)	(0.6)
Foreign currency	(1.3)	(0.9)
Property-related	(57.6)	(48.1)
Goodwill and other intangibles	(151.1)	(142.2)
Other	(8.1)	(1.0)
Euro Denominated Debt	—	(27.6)
Total deferred income tax liabilities	$(218.9)	(220.4)

Net deferred tax asset/(liability)	$22.2	$(3.9)

Deferred tax assets and liabilities in the preceding table are in the following captions in the balance sheet at June 30, 2017 and 2016:

	Fiscal Year Ended June 30,
(Dollars in millions)	2017	2016
Non-current deferred tax asset	53.9	37.5
Non-current deferred tax liability	31.7	41.4
Net deferred tax asset/(liability)	$22.2	$(3.9)
At June 30, 2017, the Company has federal net operating loss carryforwards of $154.7 million, all of which are subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). Of this amount $1.4 million of net operating loss carryforwards were generated in years prior to April 10, 2007, when the Company was owned by Cardinal. The remaining amount of carryforwards are due to a change in ownership event when Blackstone,

Genstar Capital, and Aisling Capital completed a secondary offering of the Company’s stock in March 2015. The federal loss carryforwards will expire in fiscal years 2023 through 2036.
At June 30, 2017, the Company has state tax loss carryforwards of $390.8 million. Approximately $49.5 million of these losses are state tax losses generated in periods prior to the period ending June 30, 2007. Substantially all state carryforwards have a twenty-year carryforward period. At June 30, 2017, the Company has international tax loss carryforwards of $152.6 million. Substantially all of these carryforwards are available for at least three years or have an indefinite carryforward period.

The Company had valuation allowances of $78.8 million and $69.9 million as of June 30, 2017 and 2016, respectively, against its deferred tax assets.

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
The Company maintained a state valuation allowance on $386.3 million of apportioned net operating losses. Due to uncertainty around earnings, apportionment, certain restrictions at the state level, and a history of tax losses, anticipated utilization rates were not sufficient to overcome the negative evidence and allow a release. As part of the 2007 acquisition from Cardinal, the Company has been indemnified by Cardinal for tax liabilities that may arise in the future that relate to tax periods prior to April 10, 2007 (the "Formation Date"). The indemnification agreement includes, among other taxes, any and all federal, state and international income based taxes as well as any interest and penalties that may be related thereto.
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
The amount of income taxes the Company may pay is subject to ongoing audits by federal, state and foreign tax authorities, which may result in proposed assessments. The Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental. The Company assesses its income tax positions and recorded benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions for which it is more likely than not that a tax benefit will be sustained, the Company records the amount that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties are accrued, where applicable.

ASC 740 includes guidance on the accounting for uncertainty in income taxes recognized in the financial statements. This standard also provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. As of June 30, 2017, the Company had a total of $52.5 million of unrecognized tax benefits. A reconciliation of unrecognized tax benefits, excluding accrued interest, for June 30, 2017, June 30, 2016 and June 30, 2015 is as follows:

(Dollars in millions)
Balance at June 30, 2014	$60.6
Additions based on tax positions related to the current year	7.3
Additions for tax positions of prior years	5.5
Reductions for tax positions of prior years	(5.4)
Settlements	(0.5)
Lapse of the applicable statute of limitations	(0.6)
Balance at June 30, 2015	$66.9
Additions based on tax positions related to the current year	6.2
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(11.0)
Settlements	—
Lapse of the applicable statute of limitations	(0.6)
Balance at June 30, 2016	$61.5
Additions based on tax positions related to the current year	3.3
Additions for tax positions of prior years	0.1
Reductions for tax positions of prior years	(6.8)
Settlements	(5.4)
Lapse of the applicable statute of limitations	(0.2)
Balance at June 30, 2017	$52.5
Of this amount, $41.4 million and $45.7 million represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate as of June 30, 2017 and June 30, 2016, respectively. An additional $11.1 million represents the amount of unrecognized tax benefits that, if recognized, would not affect the effective income tax rate due to a full valuation allowance.
In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including major jurisdictions such as Germany, United Kingdom, France, the United States, and various states. The Company is no longer subject to examinations by the relevant tax authorities for years prior to fiscal 2008.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2017, the Company has approximately $5.0 million of accrued interest related to uncertain tax positions, a decrease of $0.6 million from the prior year. The Company had approximately $5.6 million and $6.3 million of accrued interest related to uncertain tax positions as of June 30, 2016 and 2015, respectively. The portion of such interest and penalties subject to indemnification by Cardinal is $1.7 million, a decrease of $0.4 million from the prior year.

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
In addition, the Company has recorded obligations related to its withdrawal from a multi-employer pension plan related to a former commercial packaging site, a clinical services site and a former printed components operation. The Company’s withdrawal from this multi-employer pension plan has been classified as a mass withdrawal under the Multiemployer Pension Plan Amendments Act of 1980, as amended, and the Pension Protection Act of 2006. The withdrawal from the plan resulted in the recognition of liabilities associated with the Company’s long-term obligations in prior year periods not presented, which were primarily recorded as an expense within discontinued operations. The estimated discounted value of the projected contributions related to these plans is $39.1 million and $39.3 million as of June 30, 2017 and June 30, 2016, respectively. The annual cash impact associated with the Company’s long-term obligation approximates $1.7 million per year.
The following table provides a reconciliation of the change in projected benefit obligation and fair value of plan assets for the defined benefit retirement and other retirement plans, excluding the multi-employer pension plan liability:

At June 30,	Retirement Benefits		Other Post-Retirement Benefits
(Dollars in millions)	2017	2016	2017	2016
Accumulated Benefit Obligation	$322.4	$328.1	$2.8	$3.6

Change in Benefit Obligation
Benefit obligation at beginning of year	336.6	323.7	3.6	3.7
Company service cost	3.2	2.8	—	—
Interest cost	6.6	10.4	0.1	0.1
Employee contributions	—	—	—	—
Plan amendments	—	(0.7)	—	—
Curtailments	—	—	—	—
Settlements	—	—	—	—
Special termination benefits	—	—	—	—
Divestitures	—	—	—	—
Other	5.5	—	—	—
Benefits paid	(11.0)	(11.6)	(0.8)	(0.2)
Actual expenses	—	—	—	—
Actuarial (gain)/loss	(6.4)	40.5	(0.1)	—
Exchange rate gain/(loss)	(3.9)	(28.5)	—	—
Benefit obligation at end of year	330.6	336.6	2.8	3.6

Change in Plan Assets
Fair value of plan assets at beginning of year	227.6	222.0	—	—
Actual return on plan assets	18.4	33.8	—	—
Company contributions	10.6	9.2	0.7	0.2
Employee contributions	—	—	—	—
Settlements	—	—	—	—
Special company contributions to fund termination benefits	—	—	—	—
Divestitures	—	—	—	—
Other	4.5	—	—	—
Benefits paid	(11.0)	(11.6)	(0.7)	(0.2)
Actual expenses	—	—	—	—
Exchange rate gain/(loss)	(5.5)	(25.8)	—	—
Fair value of plan assets at end of year	244.6	227.6	—	—

Funded Status
Funded status at end of year	(86.0)	(109.0)	(2.8)	(3.6)
Employer contributions between measurement date and reporting date	—	—	—	—
Net pension asset (liability)	(86.0)	(109.0)	(2.8)	(3.6)

The following table provides a reconciliation of the net amount recognized in the Consolidated Balance Sheets:

At June 30,	Retirement Benefits		Other Post-Retirement Benefits
(Dollars in millions)	2017	2016	2017	2016
Amounts Recognized in Statement of Financial Position
Noncurrent assets	$2.7	$—	$—	$—
Current liabilities	(0.8)	(0.8)	(0.3)	—
Noncurrent liabilities	(87.9)	(108.2)	(2.5)	(3.6)
Total asset/(liability)	(86.0)	(109.0)	(2.8)	(3.6)

Amounts Recognized in Accumulated Other Comprehensive Income
Transition (asset)/obligation	—	—	—	—
Prior service cost	(0.5)	(0.5)	—	—
Net (gain)/loss	58.2	76.9	(1.5)	(1.5)
Total accumulated other comprehensive income at the end of the year	57.7	76.4	(1.5)	(1.5)

Additional Information for Plan with ABO in Excess of Plan Assets
Projected benefit obligation	153.1	321.0	2.8	3.6
Accumulated benefit obligation	147.5	315.7	2.8	3.6
Fair value of plan assets	64.5	213.3	—	—

Additional Information for Plan with PBO in Excess of Plan Assets
Projected benefit obligation	153.1	336.6	2.8	3.6
Accumulated benefit obligation	147.5	328.1	2.8	3.6
Fair value of plan assets	64.5	227.6	—	—

Components of Net Periodic Benefit Cost
Service Cost	3.2	2.8	—	—
Interest Cost	6.6	10.4	0.1	0.1
Expected return on plan assets	(11.0)	(9.8)	—	—
Amortization of unrecognized:
Transition (asset)/obligation	—	—	—	—
Prior service cost	—	—	—	—
Net (gain)/loss	4.4	2.9	(0.2)	(0.1)
Net periodic benefit cost	3.2	6.3	(0.1)	—

At June 30,	Retirement Benefits		Other Post-Retirement Benefits
(Dollars in millions)	2017	2016	2017	2016
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net (gain)/loss arising during the year	$(13.8)	$16.4	(0.1)	—
Prior service cost (credit) during the year	—	(0.7)	—	—
Transition asset/(obligation) recognized during the year	—	—	—	—
Prior service cost recognized during the year	—	—	—	—
Net gain/(loss) recognized during the year	(4.4)	(2.8)	0.1	0.1
Exchange rate gain/(loss) recognized during the year	(0.5)	0.2	—	—
Total recognized in other comprehensive income	$(18.7)	$13.1	$—	$0.1
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income
Total recognized in net periodic benefit cost and other comprehensive income	$(15.5)	$19.3	$(0.1)	$0.1
Estimated Amounts to be Amortized from Accumulated Other Comprehensive Income into Net Periodic Benefit Cost
Amortization of:
Transition (asset)/obligation	$—	$—	$—	$—
Prior service cost/(credit)	—	—	—	—
Net (gain)/loss	2.3	4.5	(0.1)	(0.1)
Financial Assumptions Used to Determine Benefit Obligations at the Balance Sheet Date
Discount rate (%)	2.49%	2.33%	3.28%	2.89%
Rate of compensation increases (%)	2.09%	2.10%	n/a	n/a
Financial Assumptions Used to Determine Net Periodic Benefit Cost for Financial Year
Discount rate (%)	2.33%	3.38%	2.89%	3.69%
Rate of compensation increases (%)	2.09%	2.10%	n/a	n/a
Expected long-term rate of return (%)	5.46%	4.93%	n/a	n/a
Expected Future Contributions
Financial Year
2018	$10.3		$0.3

At June 30,	Retirement Benefits		Other Post-Retirement Benefits
(Dollars in millions)	2017	2016	2017	2016
Expected Future Benefit Payments
Financial Year
2017	10.8	9.0	0.3	0.8
2018	10.6	9.4	0.3	0.3
2019	12.3	10.8	0.3	0.3
2020	11.6	11.1	0.2	0.2
2021	12.1	12.0	0.2	0.2
2022-2026	73.7	67.4	0.9	1.0

Actual Asset Allocation (%)
Equities	22.9%	23.6%	—%	—%
Government Bonds	27.0%	29.9%	—%	—%
Corporate Bonds	12.5%	12.3%	—%	—%
Property	2.5%	2.5%	—%	—%
Insurance Contracts	9.2%	9.0%	—%	—%
Other	25.9%	22.7%	—%	—%
Total	100.0%	100.0%	—%	—%

Actual Asset Allocation (Amount)
Equities	56.0	53.7	—	—
Government Bonds	66.0	68.1	—	—
Corporate Bonds	30.5	28.0	—	—
Property	6.2	5.8	—	—
Insurance Contracts	22.5	20.4	—	—
Other	63.4	51.6	—	—
Total	244.6	227.6	—	—

Target Asset Allocation (%)
Equities	23.8%	24.1%	—%	—%
Government Bonds	29.6%	29.8%	—%	—%
Corporate Bonds	12.1%	12.3%	—%	—%
Property	2.7%	2.7%	—%	—%
Insurance Contracts	10%	8.9%	—%	—%
Other	21.8%	22.2%	—%	—%
Total	100.0%	100.0%	—%	—%
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

•	Other assets as of June 30, 2017 and June 30, 2016, including $36.6 million and $28.0 million of investments in hedge funds related to the Company's U.K. pension plan, are classified as Level 2.

The following table provides a summary of plan assets that are measured in fair value as of June 30, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall:

(Dollars in millions)	Level 1	Level 2	Level 3	Investments Measured at Net Asset Value (a)	Total Assets

Equity Securities	$—	$56.0	$—	$—	$56.0
Debt Securities	—	96.5	—	—	96.5
Real Estate	—	4.5	—	1.7	6.2
Other	—	65.8	20.1	—	85.9
Total	$—	$222.8	$20.1	$1.7	$244.6

(a) Per adoption of ASU 2015-07, certain investments are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total retirement plan assets.

Level 3 other assets consist of an insurance contract in the UK to fulfill the benefit obligations for a portion of the participant benefits. The value of this commitment is determined using the same assumptions and methods used to value the UK Retirement & Death Benefit Plan pension liability. Level 3 other assets also include the partial funding of a pension liability relating to current and former employees of the Company’s Eberbach, Germany facility through a Company promissory note or loan with an annual rate of interest of 5%. The value of this commitment fluctuates due to contributions and benefit payments in addition to loan interest.
The following table provides a summary of plan assets that are measured in fair value as of June 30, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall:

(Dollars in millions)	Level 1	Level 2	Level 3	Investments Measured at Net Asset Value (a)	Total Assets

Equity Securities	$—	$53.7	$—	$—	53.7
Debt Securities	—	96.1	—	—	96.1
Real Estate	—	4.1	—	1.7	5.8
Other	—	52.4	19.6	—	72.0
Total	$—	$206.3	$19.6	$1.7	$227.6

(a) The prior year amounts have been reclassified to conform to the current year presentation due to the adoption of ASU 2015-07.

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

The following table provides a reconciliation of the beginning and ending balances of level 3 assets as well as the changes during the period attributable to assets held and those purchases, sales, settlements, contributions and benefits that were paid:
Asset Category Allocations - June 30, 2017

Total (Level 3)	Fair Value Measurement	Fair Value Measurement	Fair Value Measurement
(Dollars in millions)	Using Significant	Using Significant	Using Significant
	Unobservable Inputs	Unobservable Inputs	Unobservable Inputs
	Total (Level 3)	Insurance Contracts	Other
Beginning Balance at June 30, 2016	$19.6	$3.2	$16.4
Actual return on plan assets:
Relating to assets still held at the reporting date	1.3	0.1	1.2
Relating to assets sold during the period	—	—	—
Purchases, sales, settlements, contributions and benefits paid	(0.8)	(0.3)	(0.5)
Transfers in and/or out of Level 3	—	—	—
Ending Balance at June 30, 2017	$20.1	$3.0	$17.1
The investment policy reflects the long-term nature of the plans’ funding obligations. The assets are invested to provide the opportunity for both income and growth of principal. This objective is pursued as a long-term goal designed to provide required benefits for participants without undue risk. It is expected that this objective can be achieved through a well-diversified asset portfolio. All equity investments are made within the guidelines of quality, marketability and diversification mandated by the Employee Retirement Income Security Act of 1974, as amended ("ERISA") (for plans subject to ERISA) and other relevant legal requirements. Investment managers are directed to maintain equity portfolios at a risk level approximately equivalent to that of the specific benchmark established for that portfolio. Assets invested in fixed income securities and pooled fixed-income portfolios are managed actively to pursue opportunities presented by changes in interest rates, credit ratings or maturity premiums.

	Other Post-Retirement Benefits
	2017	2016

Assumed Healthcare Cost Trend Rates at the Balance Sheet Date
Healthcare cost trend rate – initial (%)
Pre-65	n/a	n/a
Post-65	8.02%	10.35%
Healthcare cost trend rate – ultimate (%)
Pre-65	n/a	n/a
Post-65	4.81%	4.84%
Year in which ultimate rates are reached
Pre-65	n/a	n/a
Post-65	2026	2022
Effect of 1% Change in Healthcare Cost Trend Rate
Healthcare cost trend rate up 1%
on APBO at balance sheet date	$122,687	$169,433
on total service and interest cost	2,884	5,721
Effect of 1% Change in Healthcare Cost Trend Rate
Healthcare cost trend rate down 1%
on APBO at balance sheet date	$(109,956)	$(151,184)
on total service and interest cost	(2,583)	(5,106)

Expected Future Contributions
Financial Year
2018	$277,080

11.	EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Description of Capital Stock
The Company is authorized to issue 1,000,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. In accordance with the Company’s amended and restated certificate of incorporation, each share of common stock has one vote, and the common stock votes together as a single class.
Accumulated other comprehensive income/(loss)
Accumulated other comprehensive income/(loss) by component and changes for the fiscal years June 30, 2017, June 30, 2016 and June 30, 2015 consists of:

(Dollars in millions)	Foreign Currency Translation Adjustments	Available for Sale Investment Adjustments	Deferred Compensation	Pension Liability Adjustments	Other Comprehensive Income/(Loss)
Balance at June 30, 2014	$14.0	$—	$3.2	$(41.4)	$(24.2)
Activity, net of tax	(144.0)	—	0.6	(6.4)	(149.8)
Balance at June 30, 2015	(130.0)	—	3.8	(47.8)	(174.0)
Activity, net of tax	(118.8)	—	(3.8)	(9.1)	(131.7)
Balance at June 30, 2016	(248.8)	—	—	(56.9)	(305.7)
Activity, net of tax	(31.9)	10.5	—	13.0	(8.4)
Balance at June 30, 2017	$(280.7)	$10.5	$—	$(43.9)	$(314.1)

The Company held an investment in a specialty pharmaceutical company, which was treated as a cost method investment prior to the second quarter of fiscal 2017. In the second quarter of fiscal 2017, the specialty pharmaceutical company became publicly traded after an initial public offering and as a result the Company recognized an initial unrealized gain on the investment of $15.3 million, net of tax. This amount is reflected in accumulated other comprehensive income.

The components of the changes in the cumulative translation adjustment, minimum pension liability and available for sale investment for the fiscal years ended June 30, 2017, June 30, 2016 and June 30, 2015 consists of:

	Year Ended June 30,
	2017	2016	2015
Foreign currency translation adjustments:
Net investment hedge	$(21.3)	$1.8	$30.0
Long term inter-company loans	(14.3)	(65.0)	(9.0)
Translation adjustments	(3.8)	(54.9)	(152.7)
Total foreign currency translation adjustments, pretax	(39.4)	(118.1)	(131.7)
Tax expense / (benefit) (1)	(7.5)	0.7	12.3
Total foreign currency translation adjustments, net of tax	$(31.9)	$(118.8)	$(144.0)

Net change in minimum pension liability
Net gain/(loss) arising during the year	$13.9	$(16.4)	$(12.3)
Net (gain)/loss recognized during the year	4.3	3.4	3.1
Foreign Exchange Translation and Other	0.5	(0.2)	0.6
Total minimum pension liability, pretax	18.7	(13.2)	(8.6)
Tax expense / (benefit)	5.7	(4.1)	(2.2)
Net change in minimum pension liability, net of tax	$13.0	$(9.1)	$(6.4)

Net change in available for sale investment:
Net gain/(loss) arising during the year	$16.2	$—	$—
Net (gain)/loss recognized during the year	—	—	—
Foreign Exchange Translation and Other	—	—	—
Total available for sale investment, pretax	16.2	—	—
Tax expense / (benefit)	5.7	—	—
Net change in available for sale investment, net of tax	$10.5	$—	$—

(1)	Tax related to foreign currency translation adjustments relates to the net investment hedge activity.

12.	EQUITY-BASED COMPENSATION
The Company’s stock-based compensation is comprised of stock options and restricted stock units.
2007 Stock Incentive Plan
Awards issued under the Company’s pre-IPO incentive compensation plan, known as the 2007 PTS Holdings Corp. Stock Incentive Plan, as amended (the "2007 Plan"), were generally issued for the purpose of retaining key employees and directors.
2014 Omnibus Incentive Plan
In connection with the IPO, the Company’s Board of Directors adopted, and the holder of a majority of the shares approved, the 2014 Omnibus Incentive Plan effective July 31, 2014 (the "2014 Plan"). The 2014 Plan provides certain members of management, employees and directors of the Company and its subsidiaries with the opportunity to obtain various incentives, including grants of stock options and restricted stock units. A maximum of 6,700,000 shares of common stock may be issued under the 2014 Plan.
Stock Compensation Expense
Stock compensation expense recognized in the consolidated statements of income was $20.9 million, $10.8 million and $9.0 million in fiscal 2017, 2016 and 2015, respectively. All stock compensation expense is classified in selling, general and administrative expenses along with the wages and other benefits earned by option participants. Stock compensation expense is based on awards expected to vest, the Company has elected to account for forfeitures as they occur.

Stock Options
The Company adopted two forms of non-qualified stock option agreements (each, a "Form Option Agreement") for awards granted under the 2007 Plan. Under the Company’s Form Option Agreement adopted in 2009, a portion of the stock option awards vest in equal annual installments over a five -year period contingent solely upon the participant’s continued employment with the Company, or one of its subsidiaries, another portion of the stock option awards vest over a specified performance period upon achievement of pre-determined operating performance targets over time and the remaining portion of the stock option awards vest upon realization of certain internal rates of return or multiple of investment goals. Under the Company’s other Form Option Agreement, adopted in 2013, a portion of the stock option awards vest over a specified performance period upon achievement of pre-determined operating performance targets over time while the other portion of the stock option awards vest upon realization of a specified multiple of investment goal. The Form Option Agreements include certain forfeiture provisions upon a participant’s separation from service with the Company. Following the IPO, the Company decided not to grant any further awards under the 2007 Plan; however, all outstanding awards granted prior to the IPO remained outstanding in accordance with the terms of the 2007 Plan.
Stock options were also granted under the 2014 Plan during fiscal 2017, 2016 and 2015 for selected executives of the Company, with an aggregate intrinsic value of $5.3 million, $0 and $2.3 million, which represents approximately 516,000, 369,000 and 509,000 shares of common stock for the fiscal 2017, 2016 and 2015 grants, respectively. Each stock option vests in equal annual installments over a four-year period from the date of grant, contingent upon the participant’s continued employment with the Company.
Methodology and Assumptions
All outstanding stock options have an exercise price equal to the fair market value on the date of grant. Stock options outstanding generally vest in equal annual installments over four years from the grant date. All outstanding stock options have a contractual term of 10 years, subject to forfeiture under certain conditions upon separation of employment. The grant-date fair value, adjusted for estimated forfeitures, is recognized as expense on a graded-vesting basis over the vesting period. The fair value of stock options is determined using the Black-Scholes-Merton option pricing model for service and performance based awards, and an adaptation of the Black-Scholes-Merton option valuation model, which takes into consideration the internal rate of return thresholds, for market-based awards. This model adaptation is essentially equivalent to the use of path a dependent-lattice model.
The weighted average of assumptions used in estimating the fair value of stock options granted during each year were as follows:

	Year Ended June 30,
	2017	2016	2015
Expected volatility	25% - 27%	28% - 31%	32%
Expected life (in years)	6.25	6.25	6.25
Risk-free interest rates	1.2% - 1.3%	1.5% - 1.7%	2%
Dividend yield	None	None	None
The Company commenced public trading of its common stock upon its IPO in July 2014 and as a result has limited relevant historical volatility experience; therefore, the expected volatility assumption is based on the historical volatility of the closing share prices of a comparable peer group. The Company selected peer companies from the pharmaceutical industry with similar characteristics, including market capitalization, number of employees and product focus. In addition, since the Company does not have a pattern of exercise behavior of option holders, the Company used the simplified method to determine the expected life of each option, which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest-rate for the expected life of the option is based on the comparable U.S. Treasury yield curve in effect at the time of grant. The weighted-average grant-date fair value of stock options in fiscal 2017, 2016, and 2015 was $7.13 per share, $10.68 per share and $7.23 per share, respectively.

The following table summarizes stock option activity and shares subject to outstanding options for the year ended June 30, 2017:

		Time			Performance			Market
	Weighted		Weighted			Weighted			Weighted
	Average	Number	Average	Aggregate	Number	Average	Aggregate	Number	Average	Aggregate
	Exercise	of	Contractual	Intrinsic	of	Contractual	Intrinsic	of	Contractual	Intrinsic
	Price	shares	Term	Value	shares	Term	Value	shares	Term	Value
Outstanding as of June 30, 2016	$17.26	1,824,855	6.75	$8,841,470	796,518	6.46	$4,323,349	1,785,700	5.07	$15,130,345
Granted	$24.42	515,671	—	—	—	—	—	—	—	—
Exercised	$13.56	(448,477)	—	6,707,436	(135,766)	—	1,884,507	(344,101)	—	6,291,098
Forfeited	$16.46	(64,400)	—	—	(37,030)	—	—	(1,101,531)	—	—
Expired / Canceled	$18.78	(6,033)	—	—	—	—	—	—	—	—
Outstanding as of June 30, 2017	$20.15	1,821,616	7.13	23,380,986	623,722	5.72	10,587,364	340,068	3.21	7,661,773
Vest and expected to vest as of June 30, 2017	$20.37	1,821,616	7.13	23,380,986	268,584	5.40	4,709,332	340,068	3.21	7,661,773
Vested and exercisable as of June 30, 2017	$16.84	723,637	5.60	$11,895,684	268,584	5.40	$4,709,332	340,068	3.21	$7,661,773
In fiscal 2017, participants exercised options to purchase approximately 304,000 net settled shares, resulting in $5.4 million of cash paid on behalf of participants for withholding taxes. The intrinsic value of the options exercised in fiscal 2017 was $14.9 million. The total fair value of options vested during the period was $4.0 million.
In fiscal 2016, participants exercised options to purchase approximately 212,000 net settled shares, resulting in $6.4 million of cash paid on behalf of participants for withholding taxes. The intrinsic value of the options exercised in fiscal 2016 was $12.2 million. The total fair value of options vested during the period was $3.1 million.
As of June 30, 2017, $2.7 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over a weighted-average period of approximately 2.5 years.
Restricted Stock Units
Restricted stock units under the 2014 Plan may be granted to members of management and directors. The Company has granted to members of management restricted stock units that vest over specified periods of time as well as restricted stock units that have certain performance-related vesting requirements ("performance share units"). The restricted stock units granted for fiscal 2017 and 2016 had a grant date fair value of $24.8 million and $19.8 million, respectively, which represents approximately 984,000 and 607,000 shares of common stock, respectively. Under the 2014 Plan, the performance share units vest based on achieving Company financial performance metrics established at the outset of each three-year performance period. The metrics for the fiscal 2015 grant are a mix of cumulative revenue and cumulative Adjusted EBITDA targets. The metrics for the fiscal 2016 and 2017 grants are a mix of earnings-per-share ("EPS") targets and relative total shareholder return ("RTSR") targets. The performance share units vest following the end of the three-year performance period upon a determination of achievement relative to the targets. Each quarter during the period in which the performance share units are outstanding, the Company estimates the likelihood of such achievement by the end of the performance period in order to determine the probability of vesting. The time-based restricted stock units awards vest on the third anniversary of the date of grant subject to the participant’s continued employment with the Company.
Methodology and Assumptions
The grant-date fair value of restricted stock units is recognized as expense on a cliff-vesting schedule over the vesting period of two to three years. This fair value is determined based on the number of shares subject to the grant and the fair value of the Company’s common stock on the date of grant, as determined by the closing market price.

Time-Based Restricted Stock Units
The following table summarizes activity in unvested time-based restricted stock units for the year ended June 30, 2017:

	Time-Based Units	Weighted Average Grant-Date Fair Value
Unvested as of June 30, 2016	504,096	$25.96
Granted	549,271	25.08
Vested	35,878	30.57
Forfeited	102,578	25.18
Unvested as of June 30, 2017	914,911	$25.34

EPS Performance Share Units
The following table summarizes activity in unvested EPS performance share units for the year ended June 30, 2017:

	EPS Units	Weighted Average Grant-Date Fair Value
Unvested as of June 30, 2016	505,425	$25.16
Granted	224,097	24.61
Vested	—	—
Forfeited	68,922	26.74
Unvested as of June 30, 2017	660,600	$24.81

RTSR Performance Share Units
The fair value of the RTSR performance share units is determined using the Monte Carlo pricing model because the number of shares to be awarded is subject to a market condition. The Monte Carlo simulation is a generally accepted statistical technique used to simulate a range of possible future outcomes. Because the valuation model considers a range of possible outcomes, compensation cost is recognized regardless of whether the market condition is actually satisfied.
The assumptions used in estimating the fair value of the RTSR performance share units granted during each year were as follows:

	Year Ended June 30,
	2017	2016
Expected volatility	32% - 35%	25%
Expected life (in years)	2.4 - 2.9	2.84
Risk-free interest rates	0.85% - 1.36%	0.94%
Dividend yield	None	None

The following table summarizes activity in unvested RTSR performance share units for the year ended June 30, 2017:

	RTSR Units	Weighted Average Grant-Date Fair Value
Unvested as of June 30, 2016	132,656	$37.17
Granted	210,971	26.14
Vested	—	—
Forfeited	36,993	31.17
Unvested as of June 30, 2017	306,634	$30.30
In fiscal 2017, participants vested and settled 33,000 net settled shares, resulting in $0.0 million of cash paid on behalf of participants for withholding taxes. In fiscal 2016, participants vested and settled 181,000 net settled shares, resulting in $2.3 million of cash paid on behalf of participants for withholding taxes.
As of June 30, 2017, $20.6 million of unrecognized compensation cost related to restricted stock units is expected to be recognized as expense over a weighted-average period of approximately 1.9 years. The weighted-average grant-date fair value of restricted stock units in fiscal years 2017, 2016 and 2015 was $25.20, $32.82 and $21.49, respectively. The fair value of restricted stock units vested in fiscal 2017, 2016 and 2015 was $1.1 million, $1.2 million and $0.6 million, respectively.

13.	OTHER (INCOME) / EXPENSE, NET
The components of Other (Income) / Expense, net for the twelve months ended June 30, 2017, 2016 and 2015 are as follows:

	Twelve Months Ended June 30,
(Dollars in millions)	2017	2016	2015
Other (Income) / Expense, net
Debt refinancing / extinguishment costs	$4.3	$—	$21.8
Gain on acquisition, net (1)	—	—	(8.9)
Sponsor advisory agreement termination fee (2)	—	—	29.8
Foreign currency (gains) and losses	4.2	(12.6)	(2.4)
Other (3)	—	(3.0)	2.1
Total Other (Income) / Expense	$8.5	$(15.6)	$42.4

(1)
Included within Other (income) / expense, net are gains associated with acquisitions completed during the respective periods.  Such income events are non-standard in nature and not reflective of the Company’s core operating results.  During the twelve months ended June 30, 2015, the Company recorded a gain of $3.2 million on the re-measurement of a cost investment in an entity that became a wholly owned subsidiary as of October 2014, a $7.0 million bargain purchase gain for an acquisition completed in July 2014, and a $1.3 million loss on a redeemable noncontrolling interest in June 2015.

(2)	The Company paid a sponsor advisory agreement termination fee of $29.8 million in connection with its IPO.

(3)	Included within Other (income) / expense, net are realized gains associated with the sale of available for sale investments of approximately $3.8 million during the fiscal year ended June 30, 2016.

14.	COMMITMENTS AND CONTINGENCIES
Rental Payments and Expense
The future minimum rental payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year at June 30, 2017 are:

(Dollars in millions)	2018	2019	2020	2021	2022	Thereafter	Total
Minimum rental payments	$11.0	$7.3	$6.5	$5.7	$4.8	$16.9	$52.2
Rental expense relating to operating leases was approximately $13.2 million, $9.5 million, and $10.0 million for the fiscal years ended June 30, 2017, 2016 and 2015, respectively. Sublease rental income was not material for any period presented.
Other Matters
The Company continues to receive and resolve claims stemming from a prior, temporary. regulatory suspension of one of our manufacturing facilities. To date, more than 25 customers of the facility have presented claims against the Company for alleged losses, including lost profits and other types of indirect or consequential damages that they have allegedly suffered due to the temporary suspension, or have reserved their right to do so subsequently. The Company is unable to estimate at this time either the total value of claims that are reasonably possible to be asserted with respect to this matter or the likely cost to resolve them, although (a) as of the end of fiscal 2017, the Company has settled 12 customer claims and recorded $1.8 million for claim amounts that the Company deemed to be both probable and reasonably estimable, but is not currently in a position to record under GAAP any insurance recovery with respect to such costs and (b) certain remaining customers have presented the Company with support for other claims having an aggregate claim value of approximately $20 million. To date, none of the asserted claims takes into account limitations of liability in the contracts governing these claims or any other defense that the Company may assert. In addition, the Company may have insurance for additional costs it may incur as a result of such claims, subject to various deductibles and other limitations, but there can be no assurance as to the aggregate amount or timing of insurance recoveries against any such costs.
From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business, including, without limitation, inquiries and claims concerning environmental contamination as well as litigation and allegations in connection with acquisitions, product liability, manufacturing or packaging defects and claims for reimbursement for the cost of lost or damaged active pharmaceutical ingredients, the cost of any of which could be significant. The Company intends to vigorously defend itself against any such litigation and does not currently believe that the outcome of any such litigation will have a material adverse effect on the Company’s financial statements. In addition, the healthcare industry is highly regulated and government agencies continue to scrutinize certain practices affecting government programs and otherwise.
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
15. SEGMENT AND GEOGRAPHIC INFORMATION
As discussed in Note 1, the Company conducts its business within the following operating segments: Softgel Technologies, Drug Delivery Solutions, and Clinical Supply Services. The Company evaluates the performance of its segments based on segment earnings before noncontrolling interest, other (income) expense, impairments, restructuring costs, interest expense, income tax (benefit)/expense, and depreciation and amortization ("Segment EBITDA"). The Company considers its reporting segments' results in the context of a similar Company-wide measure: EBITDA from continuing operations is consolidated earnings from continuing operations before interest expense, income tax (benefit)/expense, depreciation and amortization and is adjusted for the income or loss attributable to noncontrolling interest. Neither Segment EBITDA nor EBITDA from continuing operations is defined under U.S. GAAP, and neither is a measure of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Each of these non-GAAP measures is subject to important limitations. This Note to the consolidated financial statements includes information concerning Segment EBITDA and EBITDA from continuing operations in order to provide supplemental information that the Company considers relevant for the readers of the consolidated financial statements, and such information is not meant to replace or supersede U.S. GAAP measures. The Company’s presentation of Segment EBITDA and EBITDA from continuing operations may not be comparable to similarly titled measures used by other companies. The most directly comparable U.S. GAAP measure to EBITDA from continuing operations is earnings/(loss) from continuing operations. Included in this Note is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations.
The following tables include net revenue and Segment EBITDA for each of the Company's reporting segments during the fiscal years ended June 30, 2017, June 30, 2016, and June 30, 2015:

(Dollars in millions)	Fiscal Year Ended June 30,
	2017	2016	2015
Softgel Technologies
Net revenue	$855.3	$775.0	$787.5
Segment EBITDA	$190.5	$163.8	$173.6
Drug Delivery Solutions
Net revenue	910.1	806.4	798.3
Segment EBITDA	242.4	215.2	230.7
Clinical Supply Services
Net revenue	348.8	307.5	288.4
Segment EBITDA	54.9	53.2	56.7
Inter-segment revenue elimination	(38.8)	(40.8)	(43.4)
Unallocated costs (1)	(115.6)	(57.9)	(100.8)
Combined Total
Net revenue	$2,075.4	$1,848.1	$1,830.8

EBITDA from continuing operations	$372.2	$374.3	$360.2

(1)
Unallocated costs include restructuring and special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(Dollars in millions)	Fiscal Year Ended June 30,
	2017	2016	2015
Impairment charges and gain/(loss) on sale of assets	$(9.8)	$(2.7)	$(4.7)
Equity compensation	(20.9)	(10.8)	(9.0)
Restructuring and other items (2)	(33.5)	(27.2)	(27.2)
Noncontrolling interest	—	0.3	1.9
Other income/(expense), net (3)	(8.5)	15.6	(42.4)
Non-allocated corporate costs, net	(42.9)	(33.1)	(19.4)
Total unallocated costs	$(115.6)	$(57.9)	$(100.8)

(2)	Segment results do not include restructuring and certain acquisition-related costs.

(3)	Refer to Note 13 for details.
Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations:

(Dollars in millions)	Fiscal Year Ended June 30,
	2017	2016	2015
Earnings/(loss) from continuing operations	$109.8	$111.2	$210.2
Depreciation and amortization	146.5	140.6	140.8
Interest expense, net	90.1	88.5	105.0
Income tax (benefit)/expense	25.8	33.7	(97.7)
Noncontrolling interest	—	0.3	1.9
EBITDA from continuing operations	$372.2	$374.3	$360.2

The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the Consolidated Financial Statements:

(Dollars in millions)	June 30, 2017	June 30, 2016
Assets
Softgel Technologies	$1,631.8	$1,446.4
Drug Delivery Solutions	1,639.0	1,475.7
Clinical Supply Services	596.2	578.9
Corporate and eliminations	(412.7)	(409.9)
Total assets	$3,454.3	$3,091.1

The following tables include depreciation and amortization expense and capital expenditures for the fiscal years ended June 30, 2017, June 30, 2016 and June 30, 2015 for each segment, as well as reconciling items necessary to total the amounts reported in the Consolidated Financial statements:

Depreciation and Amortization Expense

(Dollars in millions)	Fiscal Year Ended June 30,
	2017	2016	2015
Softgel Technologies	$38.4	$36.7	$42.8
Drug Delivery Solutions	75.3	72.9	66.9
Clinical Supply Services	18.7	21.1	24.1
Corporate	14.1	9.9	7.0
Total depreciation and amortization expense	$146.5	$140.6	$140.8

Capital Expenditures

(Dollars in millions)	Fiscal Year Ended June 30,
	2017	2016	2015
Softgel Technologies	$27.6	$20.6	$29.6
Drug Delivery Solutions	83.5	92.4	86.2
Clinical Supply Services	7.2	5.1	6.4
Corporate	21.5	21.5	18.8
Total capital expenditure	$139.8	$139.6	$141.0
The following table presents revenue and long-lived assets by geographic area:

	Net Revenue			Long-Lived Assets(1)
(Dollars in millions)	Fiscal Year Ended June 30,
	2017	2016	2015	June 30, 2017	June 30, 2016
United States	$996.4	$858.6	$799.3	$588.0	$538.9
Europe	797.4	733.2	795.4	281.6	280.2
International Other	345.0	313.5	268.6	126.3	86.7
Eliminations	(63.4)	(57.2)	(32.5)	—	—
Total	$2,075.4	$1,848.1	$1,830.8	$995.9	$905.8

(1)	Long-lived assets include property and equipment, net of accumulated depreciation.

16.	SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplementary balance sheet information at June 30, 2017 and June 30, 2016 is detailed in the following tables.
Inventories
Work-in-process and finished goods inventories include raw materials, labor and overhead. Total inventories consist of the following:

(Dollars in millions)	June 30, 2017	June 30, 2016
Raw materials and supplies	$107.5	$88.7
Work-in-process	42.8	30.7
Finished goods	56.7	55.2
Total inventory, gross	207.0	174.6
Inventory cost adjustment	(22.1)	(19.8)
Inventories	$184.9	$154.8
Prepaid expenses and other
Prepaid expenses and other current assets consist of the following:

(Dollars in millions)	June 30, 2017	June 30, 2016
Prepaid expenses	$23.8	$29.3
Spare parts supplies	11.8	10.8
Short term investments	—	7.0
Long term tax asset (current portion) (1)	—	6.8
Available for sale investment	18.6	—
Other current assets	43.6	35.1
Prepaid expenses and other	$97.8	$89.0
(1) The Company transferred certain intellectual property assets between jurisdictions in the year ended June 30, 2016 resulting in a current deferred tax charge asset. This asset was subsequently adjusted as a result of the adoption of a new accounting standard on income tax accounting for intra-entity asset transfer other than inventory. Refer to Note 1 for further details on the adoption of ASU 2016-16.
Property, plant, and equipment, net
Property, plant, and equipment, net consist of the following:

(Dollars in millions)	June 30, 2017	June 30, 2016
Land, buildings and improvements	$735.2	$649.6
Machinery, equipment and capitalized software	825.0	757.1
Furniture and fixtures	10.1	9.9
Construction in progress	137.4	134.1
Property and equipment, at cost	1,707.7	1,550.7
Accumulated depreciation	(711.8)	(644.9)
Property, plant, and equipment, net	$995.9	$905.8

Other assets
Other assets consist of the following:

(Dollars in millions)	June 30, 2017	June 30, 2016
Long term tax asset (1)	$—	$45.4
Deferred compensation investments	15.4	11.1
Deferred long-term debt financing costs	1.2	1.8
Other	10.9	8.8
Total other assets	$27.5	$67.1
(1) The Company transferred certain intellectual property assets between jurisdictions in the year ended June 30, 2016 resulting in a non-current deferred tax charge asset. This asset was subsequently adjusted as a result of the adoption of a new accounting standard on income tax accounting for intra-entity asset transfer other than inventory. Refer to Note 1 for further details on the adoption of ASU 2016-16.
Other accrued liabilities
Other accrued liabilities consist of the following:

(Dollars in millions)	June 30, 2017	June 30, 2016
Accrued employee-related expenses	$96.4	$82.8
Restructuring accrual	5.9	6.1
Accrued interest	0.9	—
Deferred revenue and fees	84.9	46.2
Accrued income tax	24.7	38.8
Other accrued liabilities and expenses	68.4	45.9
Other accrued liabilities	$281.2	$219.8

Allowance for doubtful accounts
Trade receivables allowance for doubtful accounts activity is as follows:

(Dollars in millions)	June 30, 2017	June 30, 2016	June 30, 2015
Trade receivables allowance for doubtful accounts
Beginning balance	$3.9	$6.6	$5.4
Charged to cost and expenses (recoveries)	1.0	(0.5)	2.7
Deductions	(0.9)	(1.8)	(1.1)
Impact of foreign exchange	—	(0.4)	(0.4)
Closing balance	$4.0	$3.9	$6.6

17.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the Company’s unaudited quarterly results of operation.

(Dollars in millions, except per share data)	Fiscal Year 2017, By Quarters
	First	Second	Third	Fourth
Net revenue	$442.2	$483.7	$532.6	$616.9
Gross margin	124.1	147.9	167.4	215.2
Net earnings attributable to Catalent	$4.6	$17.4	$26.0	$61.8

Earnings per share attributable to Catalent:
Basic
Net earnings	$0.04	$0.14	$0.21	$0.49
Diluted
Net earnings	$0.04	$0.14	$0.21	$0.49

(Dollars in millions, except per share data)	Fiscal Year 2016, By Quarters
	First	Second	Third	Fourth
Net revenue	$423.0	$454.9	$438.0	$532.2
Gross margin	121.5	152.1	126.2	187.8
Net earnings attributable to Catalent	$11.9	$30.8	$10.7	$58.1

Earnings per share attributable to Catalent:
Basic
Net earnings	$0.10	$0.25	$0.09	$0.47
Diluted
Net earnings	$0.09	$0.24	$0.09	$0.46

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer, and the Company’s Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s President and Chief Executive Officer, and the Company’s Executive Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Executive Vice President and Chief Financial Officer concluded that, as of June 30, 2017, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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

Our management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of June 30, 2017.

The effectiveness of the Company's internal control over financial reporting as of June 30, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8. Financial Statements and Supplementary Data in this Annual Report on Form 10-K.
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

Information concerning our Directors and Executive Officers, "Section 16(a) Beneficial Ownership Reporting Compliance," definitive shareholder communications with our Board of Directors, and corporate governance may be found in our Proxy Statement for the 2017 Annual Meeting of Shareholders, which will be filed within 120 days after June 30, 2017, the close of our fiscal year covered by this Annual Report on Form 10-K (the "Proxy Statement"). Such information is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning executive compensation may be found in our Proxy Statement, which will be filed within 120 days after June 30, 2017, the close of our fiscal year. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management may be found in the Proxy Statement, which will be filed within 120 days after June 30, 2017, the close of our fiscal year. Such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related party transactions, and director independence may be found in our Proxy Statement, which will be filed within 120 days after June 30, 2017, the close of our fiscal year. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the fees paid to and services performed by our independent accountants may be found in our Proxy Statement, which will be filed within 120 days after June 30, 2017, the close of our fiscal year. Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)    Financial Statements. The Financial Statements listed in the Index to Financial Statements, are filed under Item 8 of this Annual Report on Form 10-K.
(a)(2)    Financial Statements Schedule.
Deferred Tax Assets - Valuation Allowance

(Dollars in millions)	Beginning Balance	Current Period (Charge) / Benefit	Deductions and Other	Ending Balance
Year ended June 30, 2015
Tax Valuation Allowance	$(218.2)	$107.7	$28.1	$(82.4)

Year ended June 30, 2016
Tax Valuation Allowance	$(82.4)	$(2.1)	$14.6	$(69.9)

Year ended June 30, 2017
Tax Valuation Allowance	$(69.9)	$(9.4)	$0.5	$(78.8)
The schedule for the allowance for doubtful accounts is not included as the required information is included in Note 16 to the Consolidated Financial Statements. The remaining schedules are not applicable.
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

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Catalent, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 5, 2014, File No. 001-36587)

3.2	Bylaws of Catalent, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 28, 2017, File No. 001-36587)

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

10.2
Offer Letter, dated August 25, 2009, between William Downie and Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 10.4 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K filed on September 4, 2012, File No. 333-147871) †

10.3
Letter Agreement, dated November 18, 2010, between Catalent Pharma Solutions, Inc. and William Downie (incorporated by reference to Exhibit 10.6 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K filed on September 4, 2012, File No. 333-147871) †

10.4
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

10.6
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

10.8
Form of Management Equity Subscription Agreement (incorporated by reference to Exhibit 10.13 to Catalent Pharma Solutions, Inc.’s Amendment No. 1 to the Registration Statement on Form S-4/A filed on March 3, 2008, File No. 333-147871) †

10.9
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

10.12
Amendment No. 1 to the 2007 PTS Holdings Corp. Stock Incentive Plan, dated September 8, 2010 (incorporated by reference to Exhibit 10.16 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K filed on September 17, 2010, File No. 333-147871) †

10.13
Amendment No. 2 to the 2007 PTS Holdings Corp. Stock Incentive Plan, dated June 25, 2013 (incorporated by reference to Exhibit 10.45 to Catalent, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1/A as filed on September 28, 2014, File No. 333-193542) †

10.14
Form of Nonqualified Stock Option Agreement (executives) approved October 23, 2009 (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on February 12, 2010, File No. 333-147871) †

10.15
Form of Nonqualified Stock Option Agreement Amendment (executives) approved October 23, 2009 (incorporated by reference to Exhibit 10.3 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on February 12, 2010), File No. 333-147871) †

10.16
Form of Nonqualified Stock Option Agreement (executives) approved June 25, 2013 (incorporated by reference to Exhibit 10.45 of Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K filed on September 10, 2013, File No. 333-147871) †

10.17
Form of Nonqualified Stock Option Agreement (Chief Executive Officer) approved June 25, 2013 (incorporated by reference to Exhibit 10.46 of Catalent Pharma Solutions Inc.’s Annual Report on Form 10-K filed on September 10, 2013, File No. 333-147871) †

10.18
Form of Nonqualified Stock Option Agreement (John R. Chiminski) approved October 23, 2009 (incorporated by reference to Exhibit 10.4 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on February 12, 2010, File No. 333-147871) †

10.19
Form of Restricted Stock Unit Agreement (John R. Chiminski) approved October 23, 2009 (incorporated by reference to Exhibit 10.5 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on February 12, 2010, File No. 333-147871) †

10.20
Catalent Pharma Solutions, LLC Deferred Compensation Plan (incorporated by reference to Exhibit 10.19 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K filed on September 28, 2009, File No. 333-147871) †

10.21
First Amendment to the Catalent Pharma Solutions, LLC Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on February 17, 2009, File No. 333-147871) †

10.22
Second Amendment to the Catalent Pharma Solutions, LLC Deferred Compensation Plan (incorporated by reference to Exhibit 10.21 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K filed on September 28, 2009, File No. 333-147871) †

10.23	Catalent, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 5, 2014, File No. 001-36587) †

10.24	Form of Stock Option Agreement for U.S. Employees (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 5, 2014, File No. 001-36587) †

10.25	Form of Restricted Stock Unit Agreement for U.S. Employees (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 5, 2014, File No. 001-36587) †

10.26	Form of Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 5, 2014, File No. 001-36587) †

10.27	Form of Stock Option Agreement for Non-U.S. Employees (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on August 5, 2014, File No. 001-36587) †

10.28	Form of Restricted Stock Unit Agreement for Non-U.S. Employees (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on August 5, 2014, File No. 001-36587) †

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

10.30	Form of Performance Share Unit for U.S. Employees (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2014, File No. 001-36587) †

10.31	Form of Performance Share Unit for Non-U.S. Employees (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2014, File No. 001-36587)†

10.32
Intellectual Property Security Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc., PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Therein and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.21 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

10.33
Intellectual Property Security Agreement Supplement, dated as of July 1, 2008, to the Intellectual Property Security Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc., PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Therein and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.28 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K filed on September 29, 2008, File No. 333-147871)

10.34
Amendment No. 1, dated December 1, 2014 to Amended and Restated Credit Agreement, dated as of May 20, 2014 among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc., as the administrative agent, collateral agent and swing line lender and other lenders as parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 2, 2014, File No. 001-36587)

10.35
Employment Agreement, dated October 22, 2014 by and among Catalent, Inc. and John R. Chiminski (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 24, 2014, File No. 001-36587) †

10.36
Relocation agreement, dated November 18, 2010, between William Downie and Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on September 2, 2015, File No. 001-36587) †

10.37
Offer letter, dated October 6, 2014, between Steven Fasman and Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on August 29, 2016, File No. 001-36587)†

10.38
Offer letter, dated April 18, 2011, between Sharon Johnson and Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K filed on September 2, 2015, File No. 001-36587) †

10.39
Form of Performance Share Unit Agreement for U.S. Employees for the performance period July 1, 2015 through June 30, 2018 (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on August 29, 2016, File No. 001-36587)†

10.40
Form of Performance Share Unit Agreement for Non-U.S. Employees for the performance period July 1, 2015 through June 30, 2018 (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on August 29, 2016, File No. 001-36587)†

10.41	Catalent Pharma Solutions, Inc. Deferred Compensation Plan as amended and restated effective January 1, 2017 * †

10.42	Form of Management Incentive Plan for the fiscal year ended June 30, 2017 * †

10.43	Offer letter, dated May 2, 2011, between Barry Littlejohns and Catalent Pharma Solutions, Inc.* †

10.44
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

10.45	Form of Performance Share Unit Agreement for U.S. Employees for the performance period July 1, 2016 through June 30, 2019* †

10.46	Form of Performance Share Unit Agreement for Non-U.S. Employees for the performance period July 1, 2016 through June 30, 2019 * †

10.47
Amendment to Employment Agreement, dated August 23, 2017, by and between Catalent, Inc. and John R. Chiminski (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2017, File No. 001-36587) †

10.48	Settlement Agreement, dated May 16, 2017, by and between Catalent Pharma Solutions Limited and Sharon Johnson * †

10.49	Form of Restricted Stock Agreement for U.S. Employees (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 28, 2017, File No. 001-36587) †

10.50	Form of Performance Restricted Stock Agreement for U.S. Employees (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 28, 2017, File No. 001-36587) †

21.1	Subsidiaries of the Registrant *

23.1	Consent of Ernst & Young LLP *

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

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

* Filed herewith

** Furnished herewith

† Represents a management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.

ITEM 16.	FORM 10-K SUMMARY

Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. The Company has elected not to include such summary information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALENT, INC.

Date:	August 28, 2017	By:	/s/ STEVEN L. FASMAN
Steven L. Fasman
Senior Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN R. CHIMINSKI	President & Chief Executive Officer (Principal Executive Officer) and Director	August 28, 2017
John R. Chiminski

/s/ MADHAVAN BALACHANDRAN	Director	August 28, 2017
Madhavan Balachandran

/s/ J. MARTIN CARROLL	Director	August 28, 2017
J. Martin Carroll

/s/ ROLF CLASSON	Director	August 28, 2017
Rolf Classon

/s/ GREGORY T. LUCIER	Director	August 28, 2017
Gregory T. Lucier

/s/ DONALD E. MOREL, JR.	Director	August 28, 2017
Donald E. Morel, Jr.

/s/ JAMES QUELLA	Director	August 28, 2017
James Quella

/s/ UWE ROEHRHOFF	Director	August 28, 2017
Uwe Roehrhoff

/s/ JACK STAHL	Director	August 28, 2017
Jack Stahl

/s/ MATTHEW M. WALSH	Executive Vice President & Chief Financial Officer	August 28, 2017
Matthew M. Walsh	(Principal Financial Officer and Principal Accounting Officer)