Form 10-Q
period 2017-09-30
Catalent, Inc.
filed 2017-11-06
CIK 1596783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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

On November 3, 2017, there were 132,859,522 shares of the Registrant's common stock, par value $0.01 per share, issued and outstanding.

CATALENT, INC. and Subsidiaries

INDEX TO FORM 10-Q
For the Three Months Ended September 30, 2017

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

•
Our global operations are subject to economic, political, and regulatory risks, including the risks of changing regulatory standards or changing interpretations of existing standards, that could affect the profitability of our operations or require costly changes to our procedures.

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

•	As a global enterprise, fluctuations in the exchange rate of the U.S. dollar against foreign currencies could have a material adverse effect on our financial performance and results of operations.

•	Tax legislative or regulatory initiatives or challenges to our tax positions could adversely affect our results of operations and financial condition.

•	Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

•	Changes to the estimated future profitability of the business may require that we establish an additional valuation allowance against all or some portion of our net U.S. deferred tax assets.

•	We are dependent on key personnel.

•
We use advanced information and communication systems to run our operations, compile and analyze financial and operational data, and communicate among our employees, customers, and counter-parties, so the risks generally associated with information and communications systems could adversely affect our results of operations.

•
We engage, from time to time, in acquisitions and other transactions that may complement or expand our business or divest of non-strategic businesses or assets. We may not be able to complete such transactions, and such transactions, if executed, pose significant risks, including risks relating to our ability to successfully and efficiently integrate acquisitions and realize anticipated benefits therefrom. The failure to execute or realize the full benefits from any such transaction could have a negative effect on our operations.

•	Our offerings or our customers’ products may infringe on the intellectual property rights of third parties.

•	We are subject to environmental, health, and safety laws and regulations, which could increase our costs and restrict our operations in the future.

•	We are subject to labor and employment laws and regulations, which could increase our costs and restrict our operations in the future.

•
Certain of our pension plans are underfunded, and additional cash contributions we may make to increase the funding level will reduce the cash available for our business, such as the payment of our interest expense.

•
Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or in our industry, expose us to interest-rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our indebtedness.

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties, and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits, or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct, or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this report apply only as of the date of this report or as of the date they were made and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.
Social Media
We use our website (www.catalent.com), our corporate Facebook page (https://www.facebook.com/CatalentPharmaSolutions), and our corporate Twitter account (@catalentpharma) as channels for the distribution of information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, Securities and Exchange Commission ("SEC") filings and public conference calls and webcasts. The contents of our website and social media channels are not, however, a part of this report.

PART I.    FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Catalent, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited; Dollars in millions, except per share data)

	Three Months Ended September 30,
	2017	2016
Net revenue	$543.9	$442.2
Cost of sales	403.8	318.1
Gross margin	140.1	124.1
Selling, general and administrative expenses	107.0	98.2
Impairment charges and (gain)/loss on sale of assets	—	—
Restructuring and other	1.2	1.1
Operating earnings	31.9	24.8
Interest expense, net	24.3	22.1
Other expense/(income), net	5.7	(2.1)
Earnings from continuing operations, before income taxes	1.9	4.8
Income tax expense/(benefit)	(1.9)	0.2
Net earnings	3.8	4.6

Earnings per share:
Basic
Net earnings	0.03	0.04
Diluted
Net earnings	0.03	0.04
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited; Dollars in millions)

	Three Months Ended September 30,
	2017	2016
Net earnings	$3.8	$4.6
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	38.1	0.6
Pension and other post-retirement adjustments	0.4	0.8
Available for sale investments	(3.4)	—
Other comprehensive income/(loss), net of tax	35.1	1.4
Comprehensive income	38.9	6.0
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited; Dollars in millions, except share and per share data)

	September 30, 2017	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$601.4	$288.3
Trade receivables, net	410.5	488.8
Inventories	194.0	184.9
Prepaid expenses and other	124.2	97.8
Total current assets	1,330.1	1,059.8
Property, plant, and equipment, net	1,025.0	995.9
Other assets:
Goodwill	1,069.6	1,044.1
Other intangibles, net	269.2	273.1
Deferred income taxes	62.6	53.9
Other	28.3	27.5
Total assets	$3,784.8	$3,454.3

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$23.9	$24.6
Accounts payable	166.8	163.2
Other accrued liabilities	266.4	281.2
Total current liabilities	457.1	469.0
Long-term obligations, less current portion	2,082.9	2,055.1
Pension liability	129.3	129.5
Deferred income taxes	30.3	31.7
Other liabilities	46.4	45.5
Commitment and contingencies (see Note 13)

Shareholders' equity/(deficit):
Common stock $0.01 par value; 1.0 billion shares authorized on September 30, 2017 and June 30, 2017, 132,841,121 and 125,049,867 issued and outstanding on September 30, 2017 and June 30, 2017, respectively.	1.3	1.3
Preferred stock $0.01 par value; 100 million authorized on September 30, 2017 and June 30, 2017, 0 issued and outstanding on September 30, 2017 and June 30, 2017.	—	—
Additional paid in capital	2,268.4	1,992.0
Accumulated deficit	(951.9)	(955.7)
Accumulated other comprehensive income/(loss)	(279.0)	(314.1)
Total shareholders' equity	1,038.8	723.5
Total liabilities and shareholders' equity	$3,784.8	$3,454.3
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity/(Deficit)
(Unaudited; Dollars in millions, except share data in thousands)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity/ (Deficit)
Balance at June 30, 2017	125,049.9	$1.3	$1,992.0	$(955.7)	$(314.1)	$723.5
Equity offering, sale of common stock	7,354.2	—	277.8			277.8
Share issuances related to equity-based compensation	437.0					—
Equity compensation			7.0			7.0
Cash paid, in lieu of equity, for tax withholding			(8.4)			(8.4)
Net earnings/(loss)				3.8		3.8
Other comprehensive income/(loss), net tax					35.1	35.1
Balance at September 30, 2017	132,841.1	$1.3	$2,268.4	$(951.9)	$(279.0)	$1,038.8
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; Dollars in millions)

	Three Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$3.8	$4.6
Adjustments to reconcile earnings from continued operations to net cash from operations:
Depreciation and amortization	39.0	35.8
Non-cash foreign currency transaction (gain)/loss, net	8.3	(0.7)
Amortization and write off of debt financing costs	1.3	1.1
Equity compensation	7.0	6.9
Provision/(benefit) for deferred income taxes	(1.8)	(4.1)
Provision for bad debts and inventory	4.9	2.0
Change in operating assets and liabilities:
Decrease/(increase) in trade receivables	87.0	43.9
Decrease/(increase) in inventories	(7.3)	(16.4)
Increase/(decrease) in accounts payable	2.0	(1.2)
Other assets/accrued liabilities, net - current and non-current	(60.5)	(23.6)
Net cash provided by operating activities	83.7	48.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and other productive assets	(42.7)	(27.7)
Payment for acquisitions, net of cash acquired	—	(86.9)
Net cash (used in) investing activities	(42.7)	(114.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in other borrowings	(1.7)	(4.3)
Proceeds from borrowing, net	—	75.0
Payments related to long-term obligations	(4.7)	(4.7)
Equity offering, sale of common stock	277.8	—
Cash paid, in lieu of equity, for tax withholding obligations	(8.4)	(0.1)
Net cash provided by financing activities	263.0	65.9
Effect of foreign currency on cash	9.1	0.9
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	313.1	0.5
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	288.3	131.6
CASH AND EQUIVALENTS AT END OF PERIOD	$601.4	$132.1
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$16.7	$20.2
Income taxes paid, net	$7.9	$10.9

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Catalent, Inc. (“Catalent” or the “Company”) directly and wholly owns PTS Intermediate Holdings LLC (“Intermediate Holdings”). Intermediate Holdings directly and wholly owns Catalent Pharma Solutions, Inc. (“Operating Company”). The financial results of Catalent are comprised of the financial results of Operating Company and its subsidiaries on a consolidated basis.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018. The consolidated balance sheet at June 30, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information on the Company's accounting policies and footnotes, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017 filed with the Securities and Exchange Commission ("SEC").
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
Goodwill
The Company accounts for purchased goodwill and intangible assets with indefinite lives in accordance with ASC 350 Goodwill, Intangible and Other Assets. Under ASC 350, goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually. The Company's annual goodwill impairment test was conducted as of April 1, 2017. The Company assesses goodwill for possible impairment by comparing the carrying value of its reporting units to their fair values. The Company determines the fair value of its reporting units utilizing estimated future discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize. In addition, the Company uses comparative market information and other factors to corroborate the discounted cash flow results.
Property and Equipment and Other Definite Lived Intangible Assets
Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including capital lease assets that are amortized over the shorter of their useful lives or the terms of the respective leases. The Company generally uses the following ranges of useful lives for its property and equipment categories: buildings and improvements — 5 to 50 years; machinery and equipment — 3 to 10 years; and furniture and fixtures — 3 to 7 years. Depreciation expense was $27.6 million for the three months ended September 30, 2017 and $24.8 million for the three months ended September 30, 2016. Depreciation expense includes amortization of assets related to capital leases. The Company charges repairs and maintenance costs to expense as incurred. The amount of capitalized interest was immaterial for all periods presented.
Intangible assets with finite lives, primarily including customer relationships, patents and trademarks are amortized over their useful lives. The Company evaluates the recoverability of its other long-lived assets, including amortizing intangible assets, if circumstances indicate impairment may have occurred pursuant to ASC 360 Property, Plant and Equipment. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an un-discounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the consolidated statements of operations. Fair value is determined based on assumptions the Company believes marketplace participants would utilize and comparable marketplace information in similar arm's length transactions. There were no impairment charges related to definite lived intangible assets and property, plant and equipment for the three months ended September 30, 2017 and 2016.
Research and Development Costs
The Company expenses research and development costs as incurred. Costs incurred in connection with the development of new offerings and manufacturing process improvements are recorded within selling, general and administrative expenses. Such research and development costs included in selling, general and administrative expenses amounted to $1.8 million for the three months ended September 30, 2017 and $1.5 million for the three months ended September 30, 2016. Costs incurred in connection with research and development services the Company provides to customers and services performed in support of the commercial manufacturing process for customers are recorded within cost of sales. Such research and development costs included in cost of sales amounted to $10.0 million for the three months ended September 30, 2017 and $10.3 million for the three months ended September 30, 2016.

Earnings / (Loss) Per Share
The Company reports net earnings/(loss) per share in accordance with ASC 260 Earnings per Share. Under ASC 260, basic earnings per share, which excludes dilution, is computed by dividing net earnings or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution caused by securities that could be exercised or converted into common shares, and is computed by dividing net earnings or loss available to common stockholders by the weighted average of common shares outstanding plus the dilutive potential common shares. Diluted earnings per share includes in-the-money stock options, restricted stock units, and unvested restricted stock using the treasury stock method. During a loss period, the assumed exercise of in-the-money stock options has an anti-dilutive effect, and, therefore, these instruments are excluded from the computation of diluted earnings per share.
Equity-Based Compensation
The Company accounts for its equity-based compensation awards pursuant to ASC 718 Compensation—Stock Compensation. ASC 718 requires companies to recognize compensation expense using a fair value based method for costs related to share-based payments including stock options and restricted stock units. The expense is measured based on the grant date fair value of the awards, and the expense is recorded over the applicable requisite service period using the accelerated attribution method. Forfeitures are recognized as and when they occur. In the absence of an observable market price for a share-based award, the fair value is based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price based on peer companies, the expected dividends on the underlying shares and the risk-free interest rate.
The terms of the Company’s equity-based compensation plans permit an employee holding vested stock options to elect to have the Company withhold a portion of the shares otherwise issuable upon the employee's exercise of the option, a so-called "net settlement transaction," as a means of paying the exercise price meeting tax withholding requirements, or both.
Marketable Securities

Marketable securities consist of investments that have a readily determinable fair value based on quoted market price of the investment, which is considered a Level 1 fair value measurement. Under ASC 320, Investments—Debt and Equity Securities, these investments are classified as available-for-sale and are reported at fair value in other current assets on the Company's consolidated balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income/(loss). Under the Company's accounting policy, a decline in the fair value of marketable securities is deemed to be "other than temporary" and such marketable securities are generally considered to be impaired if their fair value is less than the Company's cost basis for a period based on the particular facts and circumstances surrounding the investment. If a decline in the fair value of a marketable security below the Company's cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge.

Recent Financial Accounting Standards
Recently Adopted Accounting Standards
In July 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (“ASU”) 2015-11, Simplifying the Measurement of Inventory, which requires an entity to measure inventory at lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The ASU is effective for public reporting entities in fiscal years beginning after December 15, 2016. The Company adopted this ASU prospectively in fiscal 2018. The adoption of this ASU did not have any material impact to the Company's consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides clarification on the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. The guidance will be effective for publicly reporting entities in fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. The Company early adopted this ASU retrospectively in fiscal 2018. The adoption of this ASU did not have any material impact to the Company's consolidated financial statements.
New Accounting Standards Not Adopted as of September 30, 2017
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which reduces the complexity of and simplifies the application of hedge accounting by preparers. The ASU will be effective for fiscal years beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when an entity will apply modification accounting for changes to stock-based compensation arrangements. Modification accounting applies if the value, vesting conditions, or classification of the awards changes. The ASU will be effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842), which will supersede ASC 840 Leases. The new guidance requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance requires enhanced disclosures regarding the amount, timing and uncertainty of cash flows arising from leases and will be effective for publicly reporting entities in annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The guidance is required to be adopted using the modified retrospective approach. The Company anticipates that most of its operating leases will result in the recognition of additional assets and corresponding liabilities on its Consolidated Balance Sheets. The Company continues to evaluate the impact of adopting this guidance and its implication on its consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance. The new guidance’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, the new guidance creates a five-step model that requires a company to exercise judgment when considering the terms of the contracts and all relevant facts and circumstances. The five steps require a company to identify customer contracts, identify the separate performance obligations, determine the transaction price, allocate the transaction price to the separate performance obligations and recognize revenue when each performance obligation is satisfied. On July 9, 2015, the FASB approved a one-year deferral of the effective date so that the new guidance is effective for public entities for annual and interim periods beginning after December 15, 2017. The new guidance allows for either full retrospective adoption, where the standard is applied to all periods presented, or modified retrospective adoption where the standard is applied only to the most current period presented in the financial statements. Early adoption is permitted. The Company has identified its revenue streams, reviewed the initial impacts of adopting of the new standard on those revenue streams, and appointed a governance committee and project management leader. While the Company continues to assess all potential impacts of the standard, it has preliminarily assessed that the timing of revenue recognition may change for certain contractual arrangements containing minimum volume commitments in which the price is not fixed or determinable pursuant to the terms of the agreement. Under the current standard, the related pricing adjustments are considered to be contingent, while under the new standard they will likely be accounted for as variable consideration and revenue might be recognized earlier provided that the Company can reliably estimate the amount expected to be realized.  The Company expects to adopt the new standard on a modified retrospective basis.

2.	BUSINESS COMBINATION AND RELATED FINANCING TRANSACTIONS
On October 23, 2017, the Company acquired Cook Pharmica LLC ("Cook Pharmica"), a biologics-focused contract development and manufacturing organization with capabilities across biologics development, clinical and commercial cell culture manufacturing, formulation, finished-dose manufacturing, and packaging for an aggregate purchase price of approximately $950 million, of which (i) $750 million was paid on the closing date, subject to an earlier deposit and customary purchase price adjustments and (ii) $200 million is payable in $50 million installments, on each anniversary of the closing date over a period of four years. The Company funded the portion of the acquisition consideration due at its closing with available cash, and the net proceeds of a public offering of its common stock and a private offering of a new issuance of notes. The Company is in the process of of determining the fair value of the assets acquired and liabilities assumed at the date of purchase, which will be included in our second quarter results. Refer to Note 5 and 12 for further discussion of changes in our indebtedness and the stock offering.
On October 18, 2017, Operating Company completed a private offering (the "Debt Offering") of $450 million aggregate principal amount of 4.875% senior unsecured notes due 2026 (the "USD Notes"). The USD Notes are guaranteed by all of the wholly owned U.S. subsidiaries of Operating Company that guarantee its senior secured credit facilities, including Cook Pharmica. The USD Notes were offered in the U.S. to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the "Securities Act") and outside the U.S. only to non-U.S. investors pursuant to Regulation S under the Securities Act. The USD Notes will mature on January 15, 2026, bear interest at the rate of 4.875% per annum, and are payable semi-annually in arrears on January 15 and July 15 of each year beginning on July 15, 2018. The September 30, 2017 balance sheet does not reflect the Debt Offering. The net proceeds of the Debt offering, after payment of the initial purchasers' discount and related fees and expenses, were used to fund a portion of the acquisition consideration at its closing. See also Note 5 for further discussion on the Debt Offering and the USD Notes.

3.	GOODWILL
The following table summarizes the changes between June 30, 2017 and September 30, 2017 in the carrying amount of goodwill in total and by reporting segment:

(Dollars in millions)	Softgel Technologies	Drug Delivery Solutions	Clinical Supply Services	Total
Balance at June 30, 2017	$415.2	$477.2	$151.7	$1,044.1
Additions	—	—	—	—
Foreign currency translation adjustments	10.0	9.1	6.4	25.5
Balance at September 30, 2017	$425.2	$486.3	$158.1	$1,069.6
No goodwill impairment charge was required during the current or comparable prior-year period. When required, impairment charges are recorded within the consolidated statements of operations as impairment charges and (gain)/loss on sale of assets.

4.	DEFINITE LIVED LONG-LIVED ASSETS
The Company’s definite-lived long-lived assets include property, plant and equipment as well as other intangible assets with definite lives. Refer to Note 15 Supplemental Balance Sheet Information for details related to property, plant, and equipment.
The details of other intangible assets subject to amortization as of September 30, 2017 and June 30, 2017, are as follows:

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
September 30, 2017
Amortized intangibles:
Core technology	18 years	$173.9	$(79.2)	$94.7
Customer relationships	14 years	260.1	(112.6)	147.5
Product relationships	12 years	212.1	(185.1)	27.0
Total intangible assets		$646.1	$(376.9)	$269.2

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2017
Amortized intangibles:
Core technology	18 years	$170.3	$(74.8)	$95.5
Customer relationships	14 years	253.0	(106.1)	146.9
Product relationships	12 years	206.9	(176.2)	30.7
Total intangible assets		$630.2	$(357.1)	$273.1
Amortization expense was $11.4 million for the three months ended September 30, 2017, and $11.0 million for the three months ended September 30, 2016. Future amortization expense for the next five fiscal years is estimated to be:

(Dollars in millions)	Remainder Fiscal 2018	2019	2020	2021	2022	2023
Amortization expense	$34.5	$40.3	$26.2	$26.2	$26.2	$26.2

5.	LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS
Long-term obligations and other short-term borrowings consist of the following at September 30, 2017 and June 30, 2017:

(Dollars in millions)	Maturity as of September 30, 2017	September 30, 2017	June 30, 2017
Senior Secured Credit Facilities
Term loan facility dollar-denominated	May 2021	$1,241.1	$1,244.2
Term loan facility euro-denominated	May 2021	365.2	352.0
Euro-denominated 4.75% Senior Notes due 2024	December 2024	441.6	424.3
Capital lease obligations	2020 to 2032	53.9	53.3
Other obligations	2017 to 2018	5.0	5.9
Total		2,106.8	2,079.7
Less: Current portion of long-term obligations and other short-term borrowings		23.9	24.6
Long-term obligations, less current portion		$2,082.9	$2,055.1
Senior Secured Credit Facilities and Third Amendment
Borrowings under Operating Company's term loan facilities bear interest at a rate based on the London Interbank Offered Rate ("LIBOR"). The applicable rate for the U.S. dollar-denominated term loan as of September 30, 2017 was LIBOR (subject to a floor of 1.00%) plus 2.75%, and the rate for the euro-denominated term loans was LIBOR (subject to a floor of 1.00%) plus 2.50%.
On October 18, 2017, Operating Company completed Amendment No. 3 (the "Third Amendment") to its Amended and Restated Credit Agreement, dated as of May 20, 2014 (as subsequently amended, the "Credit Agreement"), governing the senior secured credit facilities that provide U.S. dollar denominated term loans, euro-denominated term loans and a revolving credit facility. The Third Amendment lowered the interest rate on U.S. dollar-denominated and euro-denominated term loans and the revolving credit facility and extended the maturity dates on the senior secured credit facilities by three years. The new applicable rate for U.S. dollar-denominated term loans is LIBOR (subject to a floor of 1.00%) plus 2.25%, which is 0.50% lower than the previous rate, and the new applicable rate for euro-denominated term loans is LIBOR (subject to a floor of 1.00%) plus 1.75%, which is 0.75% lower than the previous rate. The new applicable rate for the revolving loans is initially LIBOR plus 2.25%, which is 1.25% lower than the previous rate, and such rate can additionally be reduced to LIBOR plus 2.00% in future periods based on a measure of Operating Company's total leverage ratio. The term loans and revolving loans will now mature in May 2024 and May 2022, respectively. The Third Amendment also includes a prepayment of 1.0% in the event of another repricing event on or before the six-month anniversary of the Third Amendment.
Euro-denominated 4.75% Senior Notes due 2024
On December 9, 2016, Operating Company, completed a private offering of €380.0 million aggregate principal of 4.75% Senior Notes due 2024 (the "Euro Notes"). The Euro Notes are fully and unconditionally guaranteed, jointly and severally, by all of the wholly owned U.S. subsidiaries of Operating Company that guarantee its senior secured credit facilities. The Euro Notes were offered in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the United States only to non-U.S. investors pursuant to Regulation S under the Securities Act. The Euro Notes will mature on December 15, 2024, bear interest at the rate of 4.75% per annum and are payable semi-annually in arrears on June 15 and December 15 of each year.
Bridge Loan Facility
On September 18, 2017, contemporaneous with the Company entering into the the agreement to acquire Cook Pharmica, the Company entered into a debt commitment letter with Morgan Stanley Senior Funding, Inc., JP Morgan Chase Bank, N.A., Royal Bank of Canada, RBC Capital Markets, Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as commitment parties. Pursuant to the debt commitment letter and subject to its terms and conditions, the commitment parties agreed to provide a senior unsecured bridge loan facility (the "Bridge Facility") of up to $700.0 million in the aggregate for the purpose of providing any back-up financing necessary to fund a portion of the consideration to be paid for Cook Pharmica and related fees, costs and expenses (the "Bridge Loan Commitment"). In connection with entering into the Bridge Facility, Operating Company incurred $6.1 million of associated fees, which is recorded in prepaid expenses and other in the consolidated balance sheet as of September 30, 2017. Because the Equity Offering and the Debt Offering together reduced the commitment available under the Bridge Loan Commitment to $0, the Company did not draw on it to fund the Cook Pharmica acquisition and the $6.1 million of fees will be expensed in the second quarter.
U.S. Dollar-denominated 4.875% Senior Notes due 2026
On October 18, 2017, Operating Company completed the Debt Offering, selling $450.0 million aggregate principal amount of 4.875% senior unsecured notes due 2026. The USD Notes are fully and unconditionally guaranteed, jointly and severally, by all of the wholly owned U.S. subsidiaries of Operating Company that guarantee its senior secured credit facilities. The USD Notes were offered in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the United States only to non-U.S. investors pursuant to Regulation S under the Securities Act. The USD Notes will mature on January 15, 2026, bear interest at the rate of 4.875% per annum, and are payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2018. The net proceeds of the Debt Offering, after payment of the initial purchasers' discount and related fees and expenses, were used to fund a portion of the consideration for the Cook Pharmica acquisition due at its closing. See also Note 2.
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
The Credit Agreement also contains change of control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of September 30, 2017, Operating Company was in compliance with all material covenants related to its long-term obligations.
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
The Euro Notes and the USD Notes
The Indentures governing the Euro Notes and the USD Notes (the "Indentures") contain certain covenants that, among other things, limit the ability of Operating Company and its restricted subsidiaries to incur or guarantee more debt or issue certain preferred shares, pay dividends on, repurchase or make distributions in respect of their capital stock or make other restricted payments, make certain investments, sell certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets, enter into certain transactions with their affiliates, and designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions, limitations and qualifications as set forth in the Indentures. The Indentures also contain customary events of default including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of Operating Company or certain of its subsidiaries. Upon an event of default, either the holders of at least 30% in principal amount of each of the then-outstanding Euro Notes or the then-outstanding USD Notes, or either of the Trustees under the Indentures may declare the applicable notes immediately due and payable, or in certain circumstances, the applicable notes will become automatically immediately due and payable. As of September 30, 2017, Operating Company was in compliance with all material covenants under the Euro Notes.

Fair Value of Debt Instruments
The estimated fair value of the senior secured credit facility, a Level 2 fair value estimate, is based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities and considers collateral, if any. The estimated fair value of the Euro Notes, a Level 1 fair value estimate, is based on the quoted market prices of the instrument. The carrying amounts and the estimated fair values of financial instruments as of September 30, 2017 and June 30, 2017 are as follows:

		September 30, 2017		June 30, 2017
(Dollars in millions)	Fair Value Measurement	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Euro-denominated 4.75% Senior Notes	Level 1	$441.6	$474.6	$424.3	$454.0
Senior Secured Credit Facilities & Other	Level 2	1,665.2	1,664.8	1,655.4	1,653.1
Total		$2,106.8	$2,139.4	$2,079.7	$2,107.1

6.	EARNINGS PER SHARE
The reconciliations between basic and diluted earnings per share attributable to Catalent common shareholders for the three months ended September 30, 2017 and 2016, respectively, are as follows (dollars in millions, except share and per share data):

	Three Months Ended September 30,
	2017	2016
Net earnings	$3.8	$4.6

Weighted average shares outstanding	125,713,246	124,819,466
Dilutive securities issuable-stock plans	2,071,275	1,440,255
Total weighted average diluted shares outstanding	127,784,521	126,259,721

Basic earnings per share of common stock:
Net earnings	$0.03	$0.04

Diluted earnings per share of common stock :
Net earnings	$0.03	$0.04
The computation of diluted earnings per share for the three months ended September 30, 2017 and 2016 excludes the effect of 0.3 million and 0.5 million shares, respectively, potentially issuable pursuant to awards granted under the 2007 Stock Incentive Plan, because the vesting provisions of those awards specify performance- or market-based conditions that had not been met as of the period end. Further, the computation of diluted earnings per share for the three months ended September 30, 2017 and 2016 excludes the effect of potential common shares issuable under the employee-held stock options and restricted stock units of approximately 0.5 million and 1.1 million shares, respectively, because they are anti-dilutive.

7.	OTHER (INCOME) / EXPENSE, NET
The components of Other (Income)/Expense, net for the     three months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,
(Dollars in millions)	2017	2016
Other (income)/expense, net
Foreign currency (gains) and losses	5.6	(2.3)
Other	0.1	0.2
Total Other (Income)/Expense, net	$5.7	$(2.1)

8.	RESTRUCTURING AND OTHER COSTS
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
Other Costs / (Income)
Other income includes settlement charges, net of any insurance recoveries related to the probable resolution of certain customer claims related to a previous temporary suspension of operations at a softgel manufacturing facility. Refer to Note 13 Commitments and Contingencies for further discussions of such claims.
The following table summarizes the significant costs recorded within restructuring costs:

	Three Months Ended September 30,
(Dollars in millions)	2017	2016
Restructuring costs:
Employee-related reorganization	$1.7	$0.8
Facility exit and other costs	0.6	0.3
Total restructuring costs	$2.3	$1.1
Other - insurance recoveries against customer claims	(1.1)	—
Total restructuring and other costs	$1.2	$1.1

9.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to fluctuations in the applicable exchange rate on its investments in foreign operations. While the Company does not actively hedge against changes in foreign currency, the Company has mitigated its exposure from its investments in its European operations by denominating a portion of its debt in euros. At September 30, 2017, the Company had euro-denominated debt outstanding of $806.8 million that is designated and qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the effective portions of the translation gains or losses are reported in accumulated other comprehensive income/(loss) as part of the cumulative translation adjustment. The ineffective portions of the translation gains or losses are reported in the statement of operations. The following table includes net investment hedge activity during the three months ended September 30, 2017 and September 30, 2016.

	Three Months Ended September 30,
(Dollars in millions)	2017	2016
Unrealized foreign exchange gain/(loss) within other comprehensive income	$(17.6)	$(3.5)
Unrealized foreign exchange gain/(loss) within statement of operations	$(13.4)	$(2.5)
The net accumulated gain of the instrument designated as the hedge as of September 30, 2017 within other comprehensive income/(loss) was approximately $42.4 million. Amounts are reclassified out of accumulated other comprehensive income/(loss) into earnings when the entity to which the gains and losses relate is either sold or substantially liquidated.

10.	INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740 Income Taxes. Generally, fluctuations in the effective tax rate are primarily due to changes in U.S. and non-U.S. pretax income resulting from the Company’s business mix and changes in the tax impact of special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Such discrete items include, but are not limited to, changes in foreign statutory tax rates, the amortization of certain assets, and the tax impact of changes in its ASC 740 unrecognized tax benefit reserves. In the normal course of business, the Company is subject to examination by taxing authorities around the world, including such major jurisdictions as the United States, Germany, France, and the United Kingdom. The Company is no longer subject to new non-U.S. income tax examinations for years prior to fiscal year 2008. Under the terms of the 2007 purchase agreement by which the selling stockholders acquired their interest in the Company, the Company is indemnified by its former owner for tax liabilities that may arise after the 2007 purchase that relate to tax periods prior to April 10, 2007. The indemnification agreement applies to, among other taxes, any and all federal, state and international income-based taxes as well as related interest and penalties. As of September 30, 2017 and June 30, 2017, approximately $0.8 million and $0.8 million, respectively, of unrecognized tax benefit are subject to indemnification by the Company's former owner.

ASC 740 includes guidance on the accounting for uncertainty in income taxes recognized in the financial statements. This standard provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeal or litigation process, based on the technical merits. As of September 30, 2017, the Company had a total of $52.6 million of unrecognized tax benefits. A reconciliation of its reserves for uncertain tax positions, excluding accrued interest and penalties, for September 30, 2017 is as follows:

(Dollars in millions)
Balance at June 30, 2017	$52.5
Additions for tax positions of current year	0.1
Balance at September 30, 2017	$52.6
As of September 30, 2017 and June 30, 2017, the Company had a total of $57.7 million and $57.5 million, respectively, of uncertain tax positions (including accrued interest and penalties). As of these dates, $41.5 million and $41.4 million, respectively, represent the amount of unrecognized tax benefits, which, if recognized, would favorably affect the effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of September 30, 2017 and June 30, 2017, the Company has approximately $5.1 million and $5.0 million, respectively, of accrued interest and penalties related to uncertain tax positions. As of these dates, the portion of such interest and penalties subject to indemnification by its former owner is $1.8 million and $1.7 million, respectively.

11.	EMPLOYEE RETIREMENT BENEFIT PLANS
Components of the Company’s net periodic benefit costs are as follows:

	Three Months Ended September 30,
(Dollars in millions)	2017	2016
Components of net periodic benefit cost:
Service cost	$0.9	$0.8
Interest cost	1.8	1.7
Expected return on plan assets	(2.9)	(2.8)
Amortization (1)	0.6	1.1
Net amount recognized	$0.4	$0.8

(1)	Amount represents the amortization of unrecognized actuarial gains/(losses).
As previously disclosed, the Company notified the trustees of a multi-employer pension plan of its withdrawal from participation in such plan in fiscal 2012. The actuarial review process, administered by the plan trustees ended in fiscal 2015. The liability reported reflects the present value of the Company's expected future long-term obligations. The estimated discounted value of the projected contributions related to such plans was $39.1 million as of September 30, 2017 and June 30, 2017 and is included within pension liability on the consolidated balance sheets. The annual cash impact associated with the Company's obligation in such plan approximates $1.7 million per year.

12.	EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Description of Capital Stock
The Company is authorized to issue 1,000,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. In accordance with the Company's amended and restated certificate of incorporation, each share of common stock has one vote, and the common stock votes together as a single class.
Public Stock Offering
On September 29, 2017, the Company completed a public offering of its common stock (the "Equity Offering"), pursuant to which, the Company sold 7.4 million shares, including shares sold pursuant to an exercise of the underwriters' over-allotment option, at a price of $39.10 per share, before underwriting discounts and commissions. Net of these discounts and commissions and other offering expenses, the Company obtained total proceeds from the Equity Offering, including the over-allotment exercise, of $277.8 million. This amount is included in cash and cash equivalents within the consolidated balance sheet as of September 30, 2017. See also Note 2 concerning the use of these proceeds after the close of the first fiscal quarter.
Stock Repurchase Program
On October 29, 2015, the Company’s Board of Directors authorized a share repurchase program to use up to $100.0 million to repurchase shares of its outstanding common stock. Under the program, the Company is authorized to repurchase shares through open market purchases, privately negotiated transactions, or otherwise as permitted by applicable federal securities laws. There has been no purchase pursuant to this program as of September 30, 2017.

Accumulated Other Comprehensive Income/(Loss)
The components of the changes in the cumulative translation adjustment, minimum pension liability and available for sale investment for the three months ended September 30, 2017 and September 30, 2016 are presented below.

	Three Months Ended September 30,
(Dollars in millions)	2017	2016
Foreign currency translation adjustments:
Net investment hedge	$(17.6)	$(3.5)
Long-term intercompany loans	13.5	(7.7)
Translation adjustments	36.1	10.6
Total foreign currency translation adjustment, pretax	32.0	(0.6)
Tax expense/(benefit)	(6.1)	(1.2)
Total foreign currency translation adjustment, net of tax	$38.1	$0.6

Net change in minimum pension liability
Net gain/(loss) recognized during the period	0.6	1.1
Total pension, pretax	0.6	1.1
Tax expense/(benefit)	0.2	0.3
Net change in minimum pension liability, net of tax	$0.4	$0.8

Net change in available for sale investment:
Net gain/(loss) recognized during the period	(5.2)	—
Total available for sale investment, pretax	(5.2)	—
Tax expense/(benefit)	(1.8)	—
Net change in available for sale investment, net of tax	$(3.4)	$—

For the three months ended September 30, 2017, the changes in accumulated other comprehensive income, net of tax by component are as follows:

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Liability Adjustments	Available for Sale investment Adjustments	Total
Balance at June 30, 2017	$(280.7)	$(43.9)	$10.5	$(314.1)
Other comprehensive income/(loss) before reclassifications	38.1	—	(3.4)	34.7
Amounts reclassified from accumulated other comprehensive income	—	0.4	—	0.4
Net current period other comprehensive income (loss)	38.1	0.4	(3.4)	35.1
Balance at September 30, 2017	$(242.6)	$(43.5)	$7.1	$(279.0)

13.	COMMITMENTS AND CONTINGENCIES
The Company continues to receive and resolve claims stemming from a prior, temporary. regulatory suspension of one of our manufacturing facilities. To date, more than 30 customers of the facility have presented claims against the Company for alleged losses, including lost profits and other types of indirect or consequential damages that they have allegedly suffered due to the temporary suspension, or have reserved their right to do so subsequently. The Company is unable to estimate at this time either the total value of claims that are reasonably possible to be asserted with respect to this matter or the likely cost to resolve them, although (a) as of the end of September 30, 2017, the Company has settled 15 customer claims and recorded $0.7 million for claim amounts that the Company deemed to be both probable and reasonably estimable, but is not currently in a position to record under GAAP any insurance recovery with respect to such costs and (b) certain remaining customers have presented the

Company with support for other claims having an aggregate claim value of approximately $6 million. To date, none of the asserted claims takes into account limitations of liability in the contracts governing these claims or any other defense that the Company may assert. In addition, the Company may have insurance for additional costs it may incur as a result of such claims, subject to various deductibles and other limitations, but there can be no assurance as to the aggregate amount or timing of insurance recoveries against any such costs.
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
The following tables include net revenue and Segment EBITDA during the three months ended September 30, 2017 and September 30, 2016:

	Three Months Ended September 30,
(Dollars in millions)	2017	2016
Softgel Technologies
Net revenue	$219.7	$186.4
Segment EBITDA	35.1	30.5
Drug Delivery Solutions
Net revenue	225.8	191.3
Segment EBITDA	47.4	42.0
Clinical Supply Services
Net revenue	109.7	75.0
Segment EBITDA	16.7	10.5
Inter-segment revenue elimination	(11.3)	(10.5)
Unallocated Costs (1)	(34.0)	(20.3)
Combined Totals:
Net revenue	$543.9	$442.2

EBITDA from continuing operations	$65.2	$62.7

(1)
Unallocated costs include restructuring and special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended September 30,
(Dollars in millions)	2017	2016
Equity compensation	(7.0)	(6.9)
Restructuring and other special items (2)	(12.3)	(5.9)
Other income/(expense), net (3)	(5.7)	2.1
Non-allocated corporate costs, net	(9.0)	(9.6)
Total unallocated costs	$(34.0)	$(20.3)

(2)	Segment results do not include restructuring and certain acquisition-related costs.

(3)	Amounts primarily relate to foreign currency translation gains and losses during all periods presented. Refer to Note 7 for details.
Provided below is a reconciliation of EBITDA from continuing operations to earnings/(loss) from continuing operations:

	Three Months Ended September 30,
(Dollars in millions)	2017	2016
Earnings from continuing operations	$3.8	$4.6
Depreciation and amortization	39.0	35.8
Interest expense, net	24.3	22.1
Income tax expense/(benefit)	(1.9)	0.2
EBITDA from continuing operations	$65.2	$62.7
The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the consolidated financial statements:

(Dollars in millions)	September 30, 2017	June 30, 2017
Assets
Softgel Technologies	$1,534.7	$1,631.8
Drug Delivery Solutions	1,632.1	1,639.0
Clinical Supply Services	635.5	596.2
Corporate and eliminations	(17.5)	(412.7)
Total assets	$3,784.8	$3,454.3

Corporate assets as of September 30, 2017 include $277.8 million of equity proceeds from the public stock offering discussed in Note 12. See also Note 2 concerning the use of these proceeds after the close of the first fiscal quarter.

15.	SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplementary balance sheet information at September 30, 2017 and June 30, 2017 is detailed in the following tables.
Inventories
Work-in-process and finished goods inventories include raw materials, labor, and overhead. Total inventories consist of the following:

(Dollars in millions)	September 30, 2017	June 30, 2017
Raw materials and supplies	$118.1	$107.5
Work-in-process	40.0	42.8
Finished goods	61.5	56.7
Total inventories, gross	219.6	207.0
Inventory cost adjustment	(25.6)	(22.1)
Inventories	$194.0	$184.9
Prepaid expenses and other
Prepaid expenses and other current assets consist of the following:

(Dollars in millions)	September 30, 2017	June 30, 2017
Prepaid expenses	$23.7	$12.3
Spare parts supplies	11.9	11.8
Prepaid income tax	12.1	11.5
Short term deferred financing costs	6.1	—
Non-US value added tax	23.4	16.0
Available for sale investment	13.4	18.6
Other current assets	33.6	27.6
Prepaid expenses and other	$124.2	$97.8
Property, plant, and equipment, net
Property, plant, and equipment, net consist of the following:

(Dollars in millions)	September 30, 2017	June 30, 2017
Land, buildings, and improvements	$752.5	$735.2
Machinery, equipment, and capitalized software	847.0	825.0
Furniture and fixtures	10.4	10.1
Construction in progress	165.0	137.4
Property, plant, and equipment, at cost	1,774.9	1,707.7
Accumulated depreciation	(749.9)	(711.8)
Property, plant, and equipment, net	$1,025.0	$995.9

Other accrued liabilities
Other accrued liabilities consist of the following:

(Dollars in millions)	September 30, 2017	June 30, 2017
Accrued employee-related expenses	$82.8	$96.4
Restructuring accrual	4.7	5.9
Accrued interest	6.4	0.9
Deferred revenue and fees	77.0	84.9
Accrued income tax	17.8	24.7
Other accrued liabilities and expenses	77.7	68.4
Other accrued liabilities	$266.4	$281.2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Events

On September 18, 2017, we entered into an agreement to acquire Cook Pharmica LLC (“Cook Pharmica”), a biologics-focused contract development and manufacturing organization, with capabilities across biologics development, clinical and commercial cell culture manufacturing, formulation, finished-dose manufacturing, and packaging, for an aggregate purchase price of approximately $950 million, of which (i) $750 million was due on the closing of the acquisition, subject to subject to an earlier deposit and customary purchase price adjustments, and (ii) $200 million is payable in $50 million installments, on each anniversary of the closing date over a period of four years. Contemporaneous with this agreement, Operating Company entered into a debt commitment letter with Morgan Stanley Senior Funding, Inc., JP Morgan Chase Bank, N.A., Royal Bank of Canada, RBC Capital Markets, Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as commitment parties, pursuant to which, and subject to its terms and conditions, the commitment parties agreed to provide a senior unsecured bridge loan facility (the "Bridge Facility") of up to $700.0 million in the aggregate for the purpose of providing any back-up financing necessary to fund a portion of the consideration to be paid for Cook Pharmica and related fees, costs and expenses (the "Bridge Loan Commitment"). In connection with entering into the Bridge Facility, Operating Company incurred $6.1 million of associated fees, which is recorded in prepaid expenses and other in the consolidated balance sheet as of September 30, 2017.

On September 29, 2017, we completed a public offering of our common stock (the "Equity Offering"), pursuant to which we sold 7.4 million shares, including shares sold pursuant to an exercise of the underwriters’ over-allotment option, at a price of $39.10 per share, before underwriting discounts and commissions. Net of these discounts and commissions and other offering expenses, we obtained total proceeds from the Equity Offering, including the over-allotment exercise, of $277.8 million. This amount is included in cash and cash equivalents within our consolidated balance sheet as of September 30, 2017.

On October 18, 2017, Operating Company completed a private offering (the “Debt Offering”) of $450 million aggregate principal amount of senior unsecured notes due 2026 (the "USD Notes"). The USD Notes are guaranteed by all of the wholly owned U.S. subsidiaries of Operating Company that guarantee its senior secured credit facilities, including, as explained below, Cook Pharmica. The USD Notes were offered in the U.S. to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the "Securities Act") and outside the U.S. only to non-U.S. investors pursuant to Regulation S under the Securities Act. The USD Notes will mature on January 15, 2026, bear interest at the rate of 4.875% per annum, and are payable semi-annually in arrears on January 15 and July 15 of each year beginning on July 15, 2018. The September 30, 2017 balance sheet does not reflect the Debt Offering.

On October 23, 2017, we acquired Cook Pharmica, paying the initial portion of the acquisition consideration and related fees and expenses with cash on hand and the net proceeds of the Equity Offering and the Debt Offering, after payment of the underwriters’ and initial purchasers’ discounts. Because the Equity Offering and the Debt Offering together reduced the commitment available under the Bridge Loan Commitment to $0, we did not draw on it to fund the Cook Pharmica acquisition, and the $6.1 million of related fees will be expensed in the second quarter.

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
There was no material change to our critical accounting policies or in the underlying accounting assumptions and estimates from those described in our fiscal year 2017 Annual Report on Form 10-K, other than recently adopted accounting principles as disclosed in Note 1 to the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which adoption had no material impact on net earnings.
Non-GAAP Performance Metrics
Use of EBITDA from continuing operations
Management measures operating performance based on consolidated earnings from continuing operations before interest expense, expense/(benefit) for income taxes and depreciation and amortization (“EBITDA from continuing operations”). EBITDA from continuing operations is not defined under GAAP and is not a measure of operating income, operating performance or liquidity presented in accordance with GAAP and is subject to important limitations.
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
Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Results for three months ended September 30, 2017 compared to three months ended September 30, 2016 were as follows:

	Three Months Ended September 30,		FX impact	Constant Currency Increase/(Decrease)
(Dollars in millions)	2017	2016		Change $	Change %
Net revenue	$543.9	$442.2	$6.5	$95.2	22%
Cost of sales	403.8	318.1	6.1	79.6	25%
Gross margin	140.1	124.1	0.4	15.6	13%
Selling, general and administrative expenses	107.0	98.2	0.3	8.5	9%
Restructuring and other	1.2	1.1	—	0.1	9%
Operating earnings	31.9	24.8	0.1	7.0	28%
Interest expense, net	24.3	22.1	—	2.2	10%
Other (income)/expense, net	5.7	(2.1)	0.8	7.0	*
Earnings from continuing operations, before income taxes	1.9	4.8	(0.7)	(2.2)	(46)%
Income tax expense/(benefit)	(1.9)	0.2	(0.3)	(1.8)	*
Net earnings	3.8	4.6	(0.4)	(0.4)	(9)%
Less: Net earnings/(loss) attributable to noncontrolling interest, net of tax	—	—	—	—	*
Net earnings attributable to Catalent	$3.8	$4.6	$(0.4)	$(0.4)	(9)%
 *Percentage not meaningful
Net Revenue
Net revenue increased $95.2 million, or 22%, compared to the three months ended September 30, 2016, excluding the impact of foreign exchange. Sales increased across all three reportable segments, primarily due to increased volume in our storage and distribution business and lower-margin comparator sourcing volume within our Clinical Supply Services segment, favorable end-market customer demand for certain offerings within our Drug Delivery Solutions segment, primarily our oral delivery solutions platform and our biologics offerings. Net revenue also increased as a result of acquiring Pharmatek Laboratories, Inc. ("Pharmatek") in September 2016 and Accucaps Industries Limited ("Accucaps") in February 2017, which increased revenue in our Drug Delivery Solutions segment and our Softgel Technologies segment, respectively.
Gross Margin
Gross margin increased $15.6 million, or 13%, compared to the three months ended September 30, 2016, excluding the impact of foreign exchange. Gross margin increased across all three reportable segments primarily due to increased sales volumes as discussed above. On a constant-currency basis, gross margin, as a percentage of revenue, decreased 210 basis points to 26.0% in the three months ended September 30, 2017, as compared to 28.1% in the prior year period, primarily due to an unfavorable mix shift within our Softgel Technologies segments to lower-margin consumer health products as a result of the Accucaps acquisition and a decrease in our product participation revenue within the Drug Delivery Solutions segment.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $8.5 million, or 9%, compared to the three months ended September 30, 2016, excluding the impact of foreign exchange, primarily due to additional acquisition-related expenses in the three months ended September 30, 2017 of approximately $6.1 million related to the Cook Pharmica acquisition. In addition, selling, general and administrative expense increased approximately $2.7 million relating to incremental expense from Pharmatek and Accucaps, which included $0.7 million of depreciation and amortization expense.
Restructuring and Other
Restructuring and other costs of $1.2 million for the three months ended September 30, 2017 was consistent with the three months ended September 30, 2016. Restructuring and other costs for the three months ended September 30, 2017 included restructuring activities enacted to improve cost efficiency and costs primarily related to employee severance expenses of $2 million offset by the insurance recovery of certain settlement charges for claim amounts related to the previous temporary suspension of operations at a softgel manufacturing facility. Restructuring expense will vary period to period based on the level of recent acquisitions and site consolidation efforts to further streamline the business.
Interest Expense, net
Interest expense, net of $24.3 million for the three months ended September 30, 2017 increased by $2.2 million, or 10%, compared to the three months ended September 30, 2016, primarily driven by an average higher level of outstanding debt, offset by principal payments on our term loans and an overall reduction in December 2016 in our interest rates on our senior secured credit facility as compared to the prior year period. On December 12, 2016, Operating Company, completed a private offering of €380.0 million aggregate principal amount of 4.75% Notes due 2024 (the "Euro Notes"). Concurrent with the private offering of the Euro Notes, we repriced the senior secured credit facilities to lower the interest rate on our U.S. dollar-denominated and euro-denominated term loans. The applicable rate for the U.S. dollar-denominated term loans was 0.50% lower than the previous rate and the applicable rate for the euro-denominated term loans was 0.75% lower than the previous rate. Contemporaneous with closing the Debt Offering, we entered into an amendment (the "Third Amendment") to the Amended and Restated Credit Agreement dated as of May 20, 2014 (as amended from time to time, the "Credit Agreement") that further lowered the applicable rates under these borrowings. See "—Liquidity and Capital Resources—Recent Events."
In October 2017, Operating Company completed the Debt Offering. The aggregate amount of $450 million outstanding under the USD Notes will bear interest at 4.875% per annum.
Further, a component of the purchase price for the Cook Pharmica acquisition consists of $200 million in deferred purchase consideration payable in $50 million installments, on each anniversary of the closing date over a period of four years, which will be accounted for as debt and will include a component of imputed interest expense.
Other (Income)/Expense, net
Other expense was $5.7 million for the three months ended September 30, 2017, compared to $2.1 million of other income for the three months ended September 30, 2016. Other expense for the three months ended September 30, 2017 was primarily driven by non-cash net losses of $5.6 million related to foreign currency translation compared to foreign currency net gains of $2.3 million in the prior year period.
Provision/(Benefit) for Income Taxes
Our benefit for income taxes for the three months ended September 30, 2017 was $1.9 million relative to earnings from continuing operations before income taxes of $1.9 million. Our provision for income taxes for the three months ended September 30, 2016 was $0.2 million relative to earnings from continuing operations before income taxes of $4.8 million. The income tax provision for the current period is not comparable to the same period of the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Our negative effective tax rate at September 30, 2017 reflects discrete benefits in excess of pre-tax results.

Segment Review
Our results on a segment basis for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 were as follows:

	Three Months Ended September 30,		FX impact	Constant Currency Increase/(Decrease)
(Dollars in millions)	2017	2016		Change $	Change %
Softgel Technologies
Net revenue	$219.7	$186.4	$4.0	$29.3	16%
Segment EBITDA	35.1	30.5	—	4.6	15%
Drug Delivery Solutions
Net revenue	225.8	191.3	2.5	32.0	17%
Segment EBITDA	47.4	42.0	0.3	5.1	12%
Clinical Supply Services
Net revenue	109.7	75.0	0.4	34.3	46%
Segment EBITDA	16.7	10.5	0.1	6.1	58%
Inter-segment revenue elimination	(11.3)	(10.5)	(0.4)	(0.4)	4%
Unallocated Costs (1)	(34.0)	(20.3)	(0.9)	(12.8)	63%
Combined Total
Net revenue	$543.9	$442.2	$6.5	$95.2	22%

EBITDA from continuing operations	$65.2	$62.7	$(0.5)	$3.0	5%
(1) Unallocated costs includes equity-based compensation, certain acquisition-related costs, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended September 30,
(Dollars in millions)	2017	2016
Equity compensation	(7.0)	(6.9)
Restructuring and other special items (2)	(12.3)	(5.9)
Other income/(expense), net (3)	(5.7)	2.1
Non-allocated corporate costs, net	(9.0)	(9.6)
Total unallocated costs	$(34.0)	$(20.3)

(2) Segment results do not include restructuring and certain acquisition-related costs.

(3) Amounts primarily relate to foreign currency net non-cash translation gains and losses during all periods presented. Refer to Note 7 to the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations:

	Three Months Ended September 30,
(Dollars in millions)	2017	2016
Earnings from continuing operations	$3.8	$4.6
Depreciation and amortization	39.0	35.8
Interest expense, net	24.3	22.1
Income tax expense/(benefit)	(1.9)	0.2
EBITDA from continuing operations	$65.2	$62.7
Softgel Technologies segment

	2017 vs. 2016
Factors Contributing to Year-Over-Year Change	Three Months Ended September 30,
	Net Revenue	Segment EBITDA
Revenue/Segment EBITDA without acquisitions	2%	(3)%
Impact of acquisitions	14%	18%
Constant currency change	16%	15%
Foreign currency translation impact on reporting	2%	—%
Total % change	18%	15%
Softgel Technologies’ net revenue increased by $29.3 million, or 16%, excluding the impact of foreign exchange, compared to the three months ended September 30, 2016. Net revenue increased 2%, excluding the impact of the Accucaps acquisition, primarily driven by increased end-market volume demand for prescription products in Europe, partially offset by lower end-market volume demand for consumer health and prescription products in Asia Pacific and a reduction in end-market volume demand for consumer health products in Europe.
Softgel Technologies' Segment EBITDA increased by $4.6 million, or 15%, compared to the three months ended September 30, 2016, excluding the impact of foreign exchange. Segment EBITDA decreased 3%, excluding the effect of the Accucaps acquisition, primarily related to decreased volume related to our consumer health products in Asia Pacific and Europe and an unfavorable shift in product mix in Europe.
On February 14, 2017, we acquired Accucaps, a Canada-based developer and manufacturer of over-the-counter (OTC), high potency and conventional pharmaceutical softgels. The acquisition substantially complements Catalent’s global consumer health and prescription pharmaceutical softgel capabilities and capacity with the addition of a portfolio of products supplied to pharmaceutical companies in North America, and two state-of-the-art facilities offering integrated softgel development, manufacturing and packaging, strengthening our ability to offer customers turnkey solutions. The net revenue and EBITDA impact to our Softgel Technologies segment for the three months ended September 30, 2017 was an increase of 14% and 18%, respectively, compared to the prior-year period.
Drug Delivery Solutions segment

	2017 vs. 2016
Factors Contributing to Year-Over-Year Change	Three Months Ended September 30,
	Net Revenue	Segment EBITDA
Revenue/Segment EBITDA without acquisitions	13%	10%
Impact of acquisitions	4%	2%
Constant currency change	17%	12%
Foreign currency translation impact on reporting	1%	1%
Total % Change	18%	13%

Net revenue in our Drug Delivery Solutions segment increased by $32.0 million, or 17%, compared to the three months ended September 30, 2016, excluding the impact of foreign exchange. Organic net revenue increased by 13%, driven primarily by favorable end customer demand for certain higher margin offerings primarily in our U.S. operations within our oral delivery solutions platform of 9% and increased volume from our biologics offerings of 5%, partially offset by a decrease in product participation revenue of 2%.
Drug Delivery Solutions' segment EBITDA increased by $5.1 million, or 12%, compared to the three months ended September 30, 2016, excluding the impact of foreign exchange. Segment EBITDA without acquisitions increased by 10% primarily due to an increase in sales volumes driven by favorable end-customer demand for certain higher margin offerings primarily in our U.S. operations within our oral delivery solutions platform and increased volume from our biologics offerings, partially offset by operational inefficiencies with respect to products utilizing our blow-fill-seal technology platform and a reduction in profit related to product participation.
On September 22, 2016, we acquired Pharmatek, a contract drug development and clinical manufacturing company, based in the U.S. Pharmatek adds discovery-to-clinic drug development capabilities, expands our capability for handling highly potent compounds, and adds spray drying to our portfolio of advanced delivery technologies. The net revenue and EBITDA impact to our Drug Delivery Solutions segment for the three months ended September 30, 2017 was an increase of 4% and 2%, respectively, compared to the prior-year period.
Clinical Supply Services segment

	2017 vs. 2016
Factors Contributing to Year-Over-Year Change	Three Months Ended September 30,
	Net Revenue	Segment EBITDA
Revenue/Segment EBITDA without acquisitions	46%	58%
Impact of acquisitions	—%	—%
Constant currency change	46%	58%
Foreign currency translation impact on reporting	—%	1%
Total % Change	46%	59%
Clinical Supply Services' net revenue increased by $34.3 million, or 46%, compared to the three months ended September 30, 2016, excluding the impact of foreign exchange, primarily due to higher volume in our storage and distribution business of approximately $14 million, or 19% and increased lower-margin comparator sourcing volume of approximately $18 million, or 24%, and increased volume in our manufacturing and packaging business of approximately $2 million, or 3%.
Clinical Supply Services' segment EBITDA increased by $6.1 million, or 58%, excluding the impact of foreign exchange, compared to the three months ended September 30, 2016, primarily due to increased sales volumes in our storage and distribution business, improved capacity utilization across the network, and increased profit from our lower-margin comparator sourcing.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal source of liquidity has been cash flows generated from operations and certain financing activities. The principal uses of cash are to fund planned operating and capital expenditures, business or asset acquisitions, interest payments on debt and any mandatory or discretionary principal payments on debt issuances. As of September 30, 2017, our financing needs were supported by Operating Company's five-year, $200 million revolving credit facility that matures in May 2022 (following the Third Amendment in October 2017), the capacity of which is reduced by $13.0 million in outstanding letters of credit. The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings, referred to as swing-line borrowings. As of September 30, 2017, we had no outstanding borrowings under our revolving credit facility.
As of September 30, 2017, our cash balance also included $277.8 million in net proceeds from the Equity Offering. This amount, along with the net proceeds of the Debt Offering and other cash on hand, were used to pay the portion of the acquisition consideration for Cook Pharmica due at closing in October 2017, along with related fees and expenses.

On October 29, 2015, our Board of Directors authorized a share repurchase program to use up to $100.0 million to repurchase shares of our outstanding common stock. Under the program, we are authorized to repurchase shares through open market purchases, privately negotiated transactions or otherwise as permitted by applicable federal securities laws. There has been no purchase pursuant to this program as of September 30, 2017.
Cash Flows
The following table summarizes our consolidated statement of cash flows:

	Three Months Ended September 30,
(Dollars in millions)	2017	2016	Difference
Net cash provided by/(used in):
Operating activities	$83.7	$48.3	$35.4
Investing activities	$(42.7)	$(114.6)	$71.9
Financing activities	$263.0	$65.9	$197.1
Operating Activities
For the three months ended September 30, 2017, cash provided by operating activities was $83.7 million compared to $48.3 million for the corresponding prior-year period. Cash flow from operating activities for the three months ended September 30, 2017 increased due to certain working capital improvements primarily driven by a decrease in trade receivables from the higher collection of receivables during the current year quarter compared to the prior-year period.
Investing Activities
For the three months ended September 30, 2017, cash used in investing activities was $42.7 million compared to $114.6 million for the three months ended September 30, 2016, primarily driven by $86.9 million of cash paid for the acquisition of Pharmatek, net of cash acquired, in the first quarter of fiscal 2017. There was no completed acquisition during the first quarter of fiscal 2018. The decrease in cash paid for acquisitions was partially offset by an increase in acquisitions of property, plant and equipment, which totaled $42.7 million for the three months ended September 30, 2017 compared to $27.7 million in the three months ended September 30, 2016.
Financing Activities
For the three months ended September 30, 2017, cash provided by financing activities was $263.0 million compared to $65.9 million for the three months ended September 30, 2016, primarily driven by net proceeds of $277.8 million from the Equity Offering, which was completed on September 29, 2017, in which we sold 7.4 million shares of our common stock at a price of $39.10 per share, before underwriting discounts and commissions. The net proceeds of $277.8 million includes the effect of these discounts and commissions and other offering expenses. As noted previously in this section, the net proceeds from the Equity Offering were used to fund a portion of the initial consideration for the Cook Pharmica acquisition.
Recent Events

On October 18, 2017, contemporaneous with closing the Debt Offering, Operating Company completed the Third Amendment to the Credit Agreement, which governs the senior secured credit facilities that provide U.S. dollar-denominated term loans, euro-denominated term loans and a revolving credit facility. The Third Amendment lowered the interest rate on U.S. dollar-denominated and euro-denominated term loans and the revolving credit facility and extended the maturity dates on the senior secured credit facilities by three years. The new applicable rate for U.S. dollar-denominated term loans is LIBOR (subject to a floor of 1.00%) plus 2.25%, which is 0.50% lower than the previous rate, and the new applicable rate for euro-denominated term loans is LIBOR (subject to a floor of 1.00%) plus 1.75%, which is 0.75% lower than the previous rate. The new applicable rate for the revolving loans is initially LIBOR plus 2.25%, which is 1.25% lower than the previous rate, and such rate can additionally be reduced to LIBOR plus 2.00% in future periods based on a measure of Operating Company's total leverage ratio. The term loans and revolving loans will now mature in May 2024 and May 2022, respectively. The Third Amendment also includes a prepayment of 1.0% in the event of another repricing event on or before the six-month anniversary of the Third Amendment.

Guarantees and Security
Senior Secured Credit Facilities
All obligations under the Credit Agreement and the guarantees of those obligations are secured by substantially all of the following assets of Operating Company and each guarantor (Operating Company's parent entity and each of Operating Company's material domestic subsidiaries), subject to certain exceptions:

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
The Euro Notes and the USD Notes
All obligations under the Euro Notes and the USD Notes are general, unsecured and subordinated to all existing and future secured indebtedness of the guarantors to the extent of the value of the assets securing such indebtedness. The Euro Notes and the USD Notes are each separately guaranteed by all of Operating Company's wholly owned U.S. subsidiaries that guarantee the senior secured credit facilities. Neither the Euro Notes nor the USD Notes are guaranteed by either PTS Intermediate Holdings LLC or Catalent, Inc.
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
The Credit Agreement also contains change of control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of September 30, 2017, we were in compliance with all material covenants related to our senior-secured obligations.
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
The Euro Notes and the USD Notes
The Indentures governing the Euro Notes and the USD Notes (the "Indentures") contain covenants that, among other things, limit the ability of Operating Company and its restricted subsidiaries to incur or guarantee more debt or issue certain preferred shares, pay dividends on, repurchase or make distributions in respect of their capital stock or make other restricted payments, make certain investments, sell certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets, enter into certain transactions with their affiliates, and designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions, limitations and qualifications as set forth in the Indentures. The Indentures also contain customary events of default including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of Operating Company or certain of its subsidiaries. Under the Indentures, upon an event of default, either the holders of at least 30% in principal amount of either the then-outstanding Euro Notes or the then-outstanding USD Notes, or either of the Trustees under the applicable notes may declare the applicable notes immediately due and payable, or in certain circumstances, the applicable notes automatically will become due and immediately payable. As of September 30, 2017, we were in compliance with all material covenants related to the Euro Notes.

As of September 30, 2017 and June 30, 2017, the amounts of cash and cash equivalents held by foreign subsidiaries were $276.4 million and $249.8 million, respectively, out of the total consolidated cash and cash equivalents of $601.4 million and $288.3 million, respectively. These balances are dispersed across many international locations around the world. It is our intention to indefinitely reinvest undistributed earnings of our foreign legal entities. In the event we need to repatriate funds from outside U.S., such repatriation will be subject to tax consequences including foreign withholding taxes or U.S. income taxes. It is not feasible to estimate the amount of U.S. tax that might be payable on the remittance of such earnings.

Backlog
While we generally have long-term supply agreements that provide for a revenue stream over a period of years, our backlog represents, as of a point in time, future service revenues from work not yet completed. For our Softgel Technologies and Drug Delivery Solutions segments, backlog represents firm orders for manufacturing services and includes minimum volumes, where applicable. For our Clinical Supply Services segment, backlog represents estimated future service revenues from work not yet completed under signed contracts. Using these methods of reporting backlog, as of September 30, 2017, backlog was approximately $1,084.8 million, compared to approximately $1,052.2 million as of June 30, 2017, including approximately $333.2 million and $338.3 million, respectively, related to our Clinical Supply Services segment. We expect to recognize approximately 80% of revenue from the backlog in existence as of September 30, 2017 by June 30, 2018.
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
Interest Rate Risk Management
A portion of the debt used to finance our operations is exposed to interest-rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed-and floating-rate assets and liabilities. Historically, we have used interest-rate swaps to manage the economic effect of variable rate interest obligations associated with our floating-rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on our future interest expense. As of September 30, 2017, we did not have any interest-rate swap agreements in place that would have the economic effect of modifying the variable interest obligations associated with our floating-rate term loans.
Currency Risk Management
We are exposed to fluctuations in the EUR-USD exchange rate on our investments in our operations in Europe. While we do not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in euros. At September 30, 2017, we had $806.8 million of euro-denominated debt outstanding that qualifies as a hedge of a net investment in foreign operations. Refer to Note 9 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of net investment hedge activity in the period.
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
Contractual Obligations
Besides the changes in our long-term obligations related to the Third Amendment, the offering of the USD Notes, and the deferred purchase consideration associated with the Cook Pharmica acquisition as disclosed in Liquidity and Capital Resources earlier in this Item, there has been no significant change to our contractual obligations since our Annual Report on Form 10-K for the period ended June 30, 2017.

Off-Balance Sheet Arrangements
Other than operating leases and outstanding letters of credit as discussed above, we do not have any material off-balance sheet arrangements as of September 30, 2017.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to cash flow and earnings fluctuations as a result of certain market risks. These market risks primarily relate to changes in interest rates associated with our long-term debt obligations and foreign exchange rate changes.
Interest Rate Risk
The Company has historically used interest-rate swaps to manage the economic effect of variable rate interest obligations associated with our floating-rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on our future interest expense. As of September 30, 2017, we did not have any interest-rate swap agreements in place that would either have the economic effect of modifying the variable interest obligations associated with our floating-rate term loans or would be considered an effective cash flow hedge for financial reporting purposes.
Foreign Currency Exchange Risk
By the nature of our global operations, we are exposed to cash flow and earnings fluctuations resulting from foreign exchange rate variation. These exposures are transactional and translational in nature. Since we manufacture and sell our products throughout the world, our foreign currency risk is diversified. Principal drivers of this diversified foreign exchange exposure include the European euro, British pound, Argentinean peso, Brazilian real and Australian dollar. Our transactional exposure arises from the purchase and sale of goods and services in currencies other than the functional currency of our operational units. We also have exposure related to the translation of financial statements of our foreign subsidiaries into U.S. dollars, the functional currency of the parent. The financial statements of our operations outside the U.S. are measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign operations in U.S. dollars are accumulated as a component of other comprehensive income/(loss) utilizing period-end exchange rates. Foreign currency transaction gains and losses calculated by utilizing weighted average exchange rates for the period are included in the statements of operations in “other (income)/expense, net.” Such foreign currency transaction gains and losses include inter-company loans denominated in non-U.S. dollar currencies.

Item 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any control or procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our President and Chief Executive Officer, and our Executive Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
The Company continues to receive and resolve claims stemming from a prior, temporary. regulatory suspension of one of our manufacturing facilities. To date, more than 30 customers of the facility have presented claims against the Company for alleged losses, including lost profits and other types of indirect or consequential damages that they have allegedly suffered due to the temporary suspension, or have reserved their right to do so subsequently. The Company is unable to estimate at this time either the total value of claims that are reasonably possible to be asserted with respect to this matter or the likely cost to resolve them, although (a) as of the end of September 30, 2017, the Company has settled 15 customer claims and recorded $0.7 million for claim amounts that the Company deemed to be both probable and reasonably estimable, but is not currently in a position to record under GAAP any insurance recovery with respect to such costs and (b) certain remaining customers have presented the Company with support for other claims having an aggregate claim value of approximately $6 million. To date, none of the asserted claims takes into account limitations of liability in the contracts governing these claims or any other defense that the Company may assert. In addition, the Company may have insurance for additional costs it may incur as a result of such claims, subject to various deductibles and other limitations, but there can be no assurance as to the aggregate amount or timing of insurance recoveries against any such costs.
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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than what has disclosed in the Special Note Regarding Forward-Looking Statements, there has been no material change to the risk factors disclosed in the Company’s Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

Purchase of Equity Securities
None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS
Exhibits:

2.1
Interest Purchase Agreement, dated September 18, 2017, by and among Catalent Pharma Solutions, Inc., Cook Pharmica LLC, Cook Group Incorporated. Disclosure schedules and exhibits have been omitted. The Interest Purchase Agreement as filed identifies such schedules and exhibits, including the general nature of their contents. Catalent, Inc. agrees to furnish a copy of any omitted attachment to the Securities and Exchange Commission on a confidential basis upon request (incorporated by reference to exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 19, 2017, File No. 001-36587).

3.1
Second Amended and Restated Certificate of Incorporation of Catalent, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 6, 2017, File No. 001-36587).

3.2	Bylaws of Catalent, Inc., adopted November 2, 2017 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 6, 2017, File No. 001-36587).

4.1
Indenture, dated October 18, 2017, by and among Catalent Pharma Solutions, Inc., the subsidiary guarantors named therein and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 18, 2017, File No. 001-36587).

4.2	Form of 4.875% Senior Notes due 2026 (included as part of Exhibit 4.1 above).

10.1	Catalent Pharma Solutions, Inc. Deferred Compensation Plan as amended and restated effective January 1, 2016†*

10.2	Amendment to the Catalent Pharma Solutions, Inc. Deferred Compensation Plan dated October 16, 2017 † *

10.3
Amendment No. 3 to Amended and Restated Credit Agreement, dated as of October 18, 2017, by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and swing line lender and the lenders party thereto, which amends that certain Amended and Restated Credit Agreement, dated as of May 20, 2014 (as amended), by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc. and JPMorgan Chase Bank, N.A., as L/C Issuers, the other lenders party thereto and the other agents party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 18, 2017, File No. 001-36587)

10.4	Form of the Performance Share Unit Agreement for U.S. Employees for the performance period July 1, 2017 through June 30, 2020 †*

10.5	Form of the Performance Share Unit Agreement for Non-U.S. Employees for the performance period July 1, 2017 through June 30, 2020 †*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.1
The following financial information from Catalent, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL: (i) Consolidated Statements of Operations for the Three Months Ended September 30, 2017 and 2016; (ii) Consolidated Statements of Comprehensive Income/(Loss) for the Three Months Ended September 30, 2017 and 2016 (iii) Consolidated Balance Sheets as of September 30, 2017 and June 30, 2017; (iv) Consolidated Statement of Changes in Shareholders’ Equity/(Deficit) as of September 30, 2017; (v) Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2017 and 2016; and (vi) Notes to Unaudited Consolidated Financial Statements.

* Filed herewith
** Furnished herewith
† Represents a management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALENT, INC. (Registrant)

Date:	November 6, 2017	By:	/s/ John R. Chiminski
John R. Chiminski
President & Chief Executive Officer

Date:	November 6, 2017	By:	/s/ Matthew M. Walsh
Matthew M. Walsh
Executive Vice President & Chief Financial Officer