Form 10-Q
period 2017-12-31
Catalent, Inc.
filed 2018-02-05
CIK 1596783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2017
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

On February 2, 2018, there were 133,318,679 shares of the Registrant's common stock, par value $0.01 per share, issued and outstanding.

CATALENT, INC. and Subsidiaries

INDEX TO FORM 10-Q
For the Three and Six Months Ended December 31, 2017

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

•	As a global enterprise, fluctuations in the exchange rate of the U.S. dollar against foreign currencies could have a material adverse effect on our financial performance and results of operations.

•	The impact to our business of recently enacted U.S. tax legislation could differ materially from our current estimates.

•	Tax legislative or regulatory initiatives or challenges to our tax positions could adversely affect our results of operations and financial condition.

•	Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

•	Changes to the estimated future profitability of the business may require that we establish an additional valuation allowance against all or some portion of our net U.S. deferred tax assets.

•	We are dependent on key personnel.

•
We use advanced information and communication systems to run our operations, compile and analyze financial and operational data, and communicate among our employees, customers, and counter-parties, so the risks generally associated with information and communications systems could adversely affect our results of operations. We are continuously working to install new, and upgrade existing, systems and provide employee awareness training around phishing, malware, and other cyber security risks to enhance the protections available to us, but such protections may be inadequate to address malicious attacks or inadvertent compromises of data security.

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

PART I.    FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Catalent, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited; Dollars in millions, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Net revenue	$606.3	$483.7	$1,150.2	$925.9
Cost of sales	418.9	335.8	822.7	653.9
Gross margin	187.4	147.9	327.5	272.0
Selling, general and administrative expenses	114.3	96.2	221.3	194.4
Impairment charges and (gain)/loss on sale of assets	4.2	0.5	4.2	0.5
Restructuring and other	0.1	3.3	1.3	4.4
Operating earnings	68.8	47.9	100.7	72.7
Interest expense, net	27.2	22.8	51.5	44.9
Other expense/(income), net	13.6	(1.8)	19.3	(3.9)
Earnings from continuing operations, before income taxes	28.0	26.9	29.9	31.7
Income tax expense	49.9	9.5	48.0	9.7
Net earnings/(loss)	$(21.9)	$17.4	$(18.1)	$22.0

Earnings per share:
Basic
Net earnings/(loss)	$(0.16)	$0.14	$(0.14)	$0.18
Diluted
Net earnings/(loss)	$(0.16)	$0.14	$(0.14)	$0.17
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited; Dollars in millions)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Net earnings/(loss)	$(21.9)	$17.4	$(18.1)	$22.0
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	(13.4)	(64.4)	24.7	(63.8)
Pension and other post-retirement adjustments	0.5	0.7	0.9	1.5
Available for sale investments	(3.0)	15.3	(6.4)	15.3
Other comprehensive income/(loss), net of tax	(15.9)	(48.4)	19.2	(47.0)
Comprehensive income/(loss)	$(37.8)	$(31.0)	$1.1	$(25.0)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited; Dollars in millions, except share and per share data)

	December 31, 2017	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$329.5	$288.3
Trade receivables, net	427.9	488.8
Inventories	212.7	184.9
Prepaid expenses and other	105.4	97.8
Total current assets	1,075.5	1,059.8
Property, plant, and equipment, net	1,256.2	995.9
Other assets:
Goodwill	1,408.3	1,044.1
Other intangibles, net	582.0	273.1
Deferred income taxes	34.3	53.9
Other	30.8	27.5
Total assets	$4,387.1	$3,454.3

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$69.9	$24.6
Accounts payable	164.3	163.2
Other accrued liabilities	249.8	281.2
Total current liabilities	484.0	469.0
Long-term obligations, less current portion	2,672.5	2,055.1
Pension liability	127.3	129.5
Deferred income taxes	40.7	31.7
Other liabilities	57.1	45.5
Commitment and contingencies (see Note 13)

Shareholders' equity/(deficit):
Common stock $0.01 par value; 1.0 billion shares authorized on December 31, 2017 and June 30, 2017, 133,318,039 and 125,049,867 issued and outstanding on December 31, 2017 and June 30, 2017, respectively.	1.3	1.3
Preferred stock $0.01 par value; 100 million authorized on December 31, 2017 and June 30, 2017, 0 issued and outstanding on December 31, 2017 and June 30, 2017.	—	—
Additional paid in capital	2,272.9	1,992.0
Accumulated deficit	(973.8)	(955.7)
Accumulated other comprehensive income/(loss)	(294.9)	(314.1)
Total shareholders' equity	1,005.5	723.5
Total liabilities and shareholders' equity	$4,387.1	$3,454.3
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity/(Deficit)
(Unaudited; Dollars in millions, except share data in thousands)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity/ (Deficit)
Balance at June 30, 2017	125,049.9	$1.3	$1,992.0	$(955.7)	$(314.1)	$723.5
Equity offering, sale of common stock	7,354.2	—	277.8			277.8
Share issuances related to equity-based compensation	913.9					—
Equity compensation			15.5			15.5
Cash paid, in lieu of equity, for tax withholding			(12.4)			(12.4)
Net earnings/(loss)				(18.1)		(18.1)
Other comprehensive income/(loss), net tax					19.2	19.2
Balance at December 31, 2017	133,318.0	$1.3	$2,272.9	$(973.8)	$(294.9)	$1,005.5
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; Dollars in millions)

	Six Months Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings/(loss)	$(18.1)	$22.0
Adjustments to reconcile earnings from continued operations to net cash from operations:
Depreciation and amortization	85.8	71.3
Non-cash foreign currency transaction (gain)/loss, net	7.1	(3.4)
Amortization and write off of debt financing costs	2.5	4.3
Asset impairments and (gain)/loss on sale of assets	4.2	0.5
Reclassification of financing fees paid	11.8	—
Equity compensation	15.5	11.8
Provision/(benefit) for deferred income taxes	35.6	0.9
Provision for bad debts and inventory	3.5	3.3
Change in operating assets and liabilities:
Decrease/(increase) in trade receivables	104.6	41.4
Decrease/(increase) in inventories	—	(17.9)
Increase/(decrease) in accounts payable	(0.4)	(14.6)
Other assets/accrued liabilities, net - current and non-current	(76.1)	(23.6)
Net cash provided by operating activities	176.0	96.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and other productive assets	(82.9)	(54.1)
Proceeds from sale of property and equipment	1.8	1.3
Proceeds from sale of subsidiaries	3.4	—
Payment for acquisitions, net of cash acquired	(748.0)	(85.7)
Net cash (used in) investing activities	(825.7)	(138.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in other borrowings	(0.6)	(5.6)
Proceeds from borrowing, net	442.6	397.4
Payments related to long-term obligations	(9.4)	(209.2)
Financing fees paid	(15.6)	(6.4)
Proceeds from sale of common stock, net	277.8	—
Cash paid, in lieu of equity, for tax withholding obligations	(12.4)	(0.5)
Net cash provided by financing activities	682.4	175.7
Effect of foreign currency on cash	8.5	(9.0)
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	41.2	124.2
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	288.3	131.6
CASH AND EQUIVALENTS AT END OF PERIOD	$329.5	$255.8
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$41.5	$39.4
Income taxes paid, net	$8.0	$19.7

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Catalent, Inc. (“Catalent” or the “Company”) directly and wholly owns PTS Intermediate Holdings LLC (“Intermediate Holdings”). Intermediate Holdings directly and wholly owns Catalent Pharma Solutions, Inc. (“Operating Company”). The financial results of Catalent are comprised of the financial results of Operating Company and its subsidiaries on a consolidated basis.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018. The consolidated balance sheet at June 30, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information on the Company's accounting policies and footnotes, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017 filed with the Securities and Exchange Commission ("SEC").
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
Property and Equipment and Other Definite Lived Intangible Assets
Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including capital lease assets that are amortized over the shorter of their useful lives or the terms of the respective leases. The Company generally uses the following ranges of useful lives for its property and equipment categories: buildings and improvements — 5 to 50 years; machinery and equipment — 3 to 10 years; and furniture and fixtures — 3 to 7 years. Depreciation expense was $30.7 million and $58.3 million for the three and six months ended December 31, 2017, respectively, and $24.4 million and $49.2 million for the three and six months ended December 31, 2016, respectively. Depreciation expense includes amortization of assets related to capital leases. The Company charges repairs and maintenance costs to expense as incurred. The amount of capitalized interest was immaterial for all periods presented.
Intangible assets with finite lives, primarily including customer relationships, patents and trademarks are amortized over their useful lives. The Company evaluates the recoverability of its other long-lived assets, including amortizing intangible assets, if circumstances indicate impairment may have occurred pursuant to ASC 360 Property, Plant and Equipment. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an un-discounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the consolidated statements of operations. Fair value is determined based on assumptions the Company believes marketplace participants would utilize and comparable marketplace information in similar arm's length transactions. Impairment charges related to definite lived intangible assets and property, plant and equipment were not material for the three and six months ended December 31, 2017 and 2016.
Research and Development Costs
The Company expenses research and development costs as incurred. Costs incurred in connection with the development of new offerings and manufacturing process improvements are recorded within selling, general and administrative expenses. Such research and development costs included in selling, general and administrative expenses amounted to $1.5 million and $3.3 million for the three and six months ended December 31, 2017, respectively, and $1.5 million and $3.0 million for the three and six months ended December 31, 2016, respectively. Costs incurred in connection with research and development services the Company provides to customers and services performed in support of the commercial manufacturing process for customers are recorded within cost of sales. Such research and development costs included in cost of sales amounted to $12.4 million and $22.4 million for the three and six months ended December 31, 2017, respectively, and $11.0 million and $21.3 million for the three and six months ended December 31, 2016, respectively.

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

Recent Financial Accounting Standards
Recently Adopted Accounting Standards
In July 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2015-11, Simplifying the Measurement of Inventory, which requires an entity to measure inventory at lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The ASU is effective for public reporting entities in fiscal years beginning after December 15, 2016. The Company adopted this ASU prospectively in fiscal 2018. The adoption of this ASU did not have any material impact to the Company's consolidated financial statements.
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
New Accounting Standards Not Adopted as of December 31, 2017
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which reduces the complexity of and simplifies the application of hedge accounting by preparers. The ASU will be effective for fiscal years beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance. The new guidance’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, the new guidance creates a five-step model that requires a company to exercise judgment when considering the terms of the contracts and all relevant facts and circumstances. The five steps require a company to identify customer contracts, identify the separate performance obligations, determine the transaction price, allocate the transaction price to the separate performance obligations and recognize revenue when each performance obligation is satisfied. On July 9, 2015, the FASB approved a one-year deferral of the effective date so that the new guidance is effective for public entities for annual and interim periods beginning after December 15, 2017. The new guidance allows for either full retrospective adoption, where the standard is applied to all periods presented, or modified retrospective adoption where the standard is applied only to the most current period presented in the financial statements. Early adoption is permitted. The Company has identified its revenue streams, reviewed the initial impacts of adopting of the new standard on those revenue streams, and appointed a governance committee and project management leader. While the Company continues to assess all potential impacts of the standard, it has preliminarily assessed that the timing of revenue recognition may change for certain contractual arrangements containing minimum volume commitments in which the price is not fixed or determinable pursuant to the terms of the agreement. Under the current standard, the related pricing adjustments are considered to be contingent, while under the new standard they will likely be accounted for as variable consideration and revenue might be recognized earlier provided that the Company can reliably estimate the amount expected to be realized.  Further, the Company has preliminarily determined that, for commercial supply arrangements, revenue will be recognized at the point in time of completing the required quality assurance process. The Company expects to adopt the new standard on a modified retrospective basis.

2.	BUSINESS COMBINATIONS

Transaction Overview:
On October 23, 2017, the Company acquired 100% of the equity interest in Cook Pharmica LLC (now doing business as Catalent Indiana, LLC, "Catalent Indiana") for an aggregate nominal purchase price of $950 million, subject to adjustment, in order to enhance the Company's biologics capabilities. Catalent Indiana is a biologics-focused contract development and manufacturing organization with capabilities across biologics development, clinical and commercial cell culture manufacturing, formulation, finished-dose manufacturing, and packaging.

The Company accounted for the transaction using the acquisition method of accounting for business combinations, in accordance with ASC 805 Business Combinations. The total consideration was (in thousands):

Cash paid at closing	$748,002
Fair value of deferred consideration at closing	184,838
Total consideration	$932,840

In addition to the cash paid at the closing of the acquisition, the agreement governing the purchase includes a deferred consideration arrangement that requires the Company to pay an additional $200.0 million in $50.0 million increments on each of the first four anniversaries of the closing. The fair value of the deferred consideration recognized on the acquisition date was estimated by calculating the risk-adjusted present value of four deferred cash payments and includes a component of imputed interest. This deferred consideration is included in current and long-term obligations within the consolidated balance sheet at December 31, 2017.
Following the acquisition, the operating results of the Catalent Indiana business have been included in the consolidated financial statements. For the period from the acquisition date through December 31, 2017, Catalent Indiana's net revenue was $40.4 million and pre-tax earnings were $7.9 million. Transaction costs incurred as a result of the acquisition of $1.9 million and $10.4 million are included in selling, general and administrative expenses for the three and six months ending December 31, 2017, respectively.

Valuation Assumptions and Preliminary Purchase Price Allocation:

The Company estimated fair values at the date of acquisition for the preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed. During the measurement period, the Company will continue to obtain information to assist in finalizing the fair value of net assets acquired, which may differ materially from these preliminary estimates. If any measurement period adjustment is material, the Company will record those adjustments, including any related impact on net income, in the reporting period in which the adjustments are determined.

The preliminary purchase price allocation to assets acquired and liabilities assumed in the transaction is (in thousands):

Accounts Receivable	$37,021
Inventory	25,144
Other current assets	1,344
Property, plant and equipment	221,139
Identifiable intangible assets	330,000
Trade and other payables	5,380
Deferred revenue	18,132
Total identifiable net assets	591,136
Goodwill	341,704
Total assets acquired and liabilities assumed	$932,840

The carrying value of trade receivables, raw materials inventory and trade payables, as well as certain other current and non-current assets and liabilities, generally represented the fair value at the date of acquisition.

Property, plant and equipment was valued using a combination of the sales comparison approach and cost approach, which is based on current replacement and/or reproduction cost of the asset as new, less depreciation attributable to physical, functional, and economic factors. The Company then determined the remaining useful life based on the anticipated life of the asset and Company policy for similar assets.

Customer relationship intangible assets of $330 million were valued using the multi-period excess-earnings method, a method that values the intangible asset using the present value of the after-tax cash flows attributable to the intangible asset only. The significant assumptions used in developing the valuation included the estimated annual net cash flows (including application of an appropriate margin to forecasted revenue, selling and marketing costs, return on working capital, contributory asset charges and other factors), the discount rate which appropriately reflects the risk inherent in each future cash flow stream, the assessment of the asset’s life cycle, as well as other factors. The assumptions used in the financial forecasts were based on historical data, supplemented by current and anticipated growth rates, management plans, and market comparable information. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. Preliminary assumptions may change and may result in significant changes to the final valuation. The customer relationship intangible asset has a weighted average useful life of 14 years.

Goodwill has preliminarily been allocated to our Drug Delivery Solutions segment as shown in Note 3, Goodwill. Goodwill is expected to be deductible for tax purposes and is mainly comprised of the following: growth from an expected increase in capacity utilization, potential new customers and the biologic expertise and know-how acquired with the acquisition of Catalent Indiana's workforce.

Pro Forma Results:

The following table provides unaudited pro forma results for the Company, prepared in accordance with ASC 805, for the three and six months ended December 31, 2017 and December 31, 2016, as if the Company had acquired Catalent Indiana as of July 1, 2016.

	For the Three Months Ended		For the Six Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
	(in millions, except per share data)
Revenue	$621.0	$531.1	$1,216.2	$1,016.6
Net income/(loss)	(10.5)	17.6	(1.0)	(0.6)
Basic earnings/(loss) per share	(0.08)	0.13	(0.01)	0.00
Diluted earnings/(loss) per share	(0.08)	0.13	(0.01)	0.00

The unaudited pro forma financial information was prepared based on the historical information of Catalent and Catalent Indiana. In order to reflect the acquisition on July 1, 2016, the unaudited pro formal financial information includes adjustments to reflect the incremental amortization expense to be incurred based on the fair value of the intangible assets acquired, the incremental depreciation expense related to the fair value adjustments associated with Catalent Indiana's property, plant and equipment, the additional interest expense associated with the issuance of debt to finance the acquisition, the shares issued in connection with the first quarter equity offering to finance the acquisition, and the acquisition, integration, and financing-related costs incurred during the three and six months ended December 31, 2017 and 2016. The results do not include any anticipated cost savings or other effects associated with integrating Catalent Indiana into the rest of the Company. Unaudited pro forma amounts are not necessarily indicative of results had the acquisition occurred on July 1, 2016 or of future results.

3.	GOODWILL
The following table summarizes the changes between June 30, 2017 and December 31, 2017 in the carrying amount of goodwill in total and by reporting segment:

(Dollars in millions)	Softgel Technologies	Drug Delivery Solutions	Clinical Supply Services	Total
Balance at June 30, 2017	$415.2	$477.2	$151.7	$1,044.1
Additions	—	341.7	—	341.7
Divestitures	(0.9)	—	—	(0.9)
Foreign currency translation adjustments	8.9	8.3	6.2	23.4
Balance at December 31, 2017	$423.2	$827.2	$157.9	$1,408.3
The reduction in goodwill in the Softgel Technologies reporting segment relates to the sale of two manufacturing sites in the Asia Pacific region. The site divestitures were neither material individually or in aggregate to the segment or to the Company. The increase in goodwill in the Drug Delivery Solutions reporting segment relates to the Catalent Indiana acquisition. See note 2 Business Combinations. There were no impairment charges recorded in the current period.

4.	DEFINITE LIVED LONG-LIVED ASSETS
The Company’s definite-lived long-lived assets include property, plant and equipment as well as other intangible assets with definite lives. Refer to Note 15 Supplemental Balance Sheet Information for details related to property, plant, and equipment.
The details of other intangible assets subject to amortization as of December 31, 2017 and June 30, 2017, are as follows:

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2017
Amortized intangibles:
Core technology	18 years	$172.7	$(81.2)	$91.5
Customer relationships	14 years	589.3	(121.2)	468.1
Product relationships	12 years	212.0	(189.6)	22.4
Total intangible assets		$974.0	$(392.0)	$582.0
The increase in customer relationships is associated with the acquisition of Catalent Indiana in October 2017. Refer to Note 2 Business Combinations for details of the acquisition.

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2017
Amortized intangibles:
Core technology	18 years	$170.3	$(74.8)	$95.5
Customer relationships	14 years	253.0	(106.1)	146.9
Product relationships	12 years	206.9	(176.2)	30.7
Total intangible assets		$630.2	$(357.1)	$273.1

Amortization expense was $16.1 million and 27.5 million for the three and six months ended December 31, 2017, respectively, and $11.1 million and $22.1 million for the three and six months ended December 31, 2016, respectively. Future amortization expense for the next five fiscal years is estimated to be:

(Dollars in millions)	Remainder Fiscal 2018	2019	2020	2021	2022	2023
Amortization expense	$34.8	$63.8	$49.7	$49.7	$49.7	$49.7

5.	LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS
Long-term obligations and other short-term borrowings consist of the following at December 31, 2017 and June 30, 2017:

(Dollars in millions)	Maturity as of December 31, 2017	December 31, 2017	June 30, 2017
Senior Secured Credit Facilities
Term loan facility dollar-denominated	May 2024	$1,234.9	$1,244.2
Term loan facility euro-denominated	May 2024	366.5	352.0
Euro-denominated 4.75% Senior Notes due 2024	December 2024	445.4	424.3
U.S. dollar-denominated 4.875% Senior Notes due 2026	January 2026	443.7	—
Deferred purchase consideration	September 2021	186.0	—
$200 million revolving credit facility	May 2022	—	—
Capital lease obligations	2020 to 2032	62.8	53.3
Other obligations	2018 to 2019	3.1	5.9
Total		2,742.4	2,079.7
Less: Current portion of long-term obligations and other short-term borrowings		69.9	24.6
Long-term obligations, less current portion		$2,672.5	$2,055.1
Senior Secured Credit Facilities and Third Amendment
On October 18, 2017, Operating Company completed Amendment No. 3 (the "Third Amendment") to its Amended and Restated Credit Agreement, dated as of May 20, 2014 (as subsequently amended, the "Credit Agreement"), governing the senior secured credit facilities that provide U.S. dollar denominated term loans, euro-denominated term loans and a revolving credit facility. The Third Amendment lowered the interest rate on U.S. dollar-denominated and euro-denominated term loans and the revolving credit facility and extended the maturity dates on the senior secured credit facilities by three years. The new applicable rate for U.S. dollar-denominated term loans is LIBOR (the London Interbank Offered Rate, subject to a floor of 1.00%) plus 2.25%, which is 0.50% lower than the previous rate, and the new applicable rate for euro-denominated term loans is LIBOR (subject to a floor of 1.00%) plus 1.75%, which is 0.75% lower than the previous rate. The new applicable rate for the revolving loans is initially LIBOR plus 2.25%, which is 1.25% lower than the previous rate, and such rate can additionally be reduced to LIBOR plus 2.00% in future periods based on a measure of Operating Company's total leverage ratio. The term loans and revolving loans will now mature in May 2024 and May 2022, respectively. The Third Amendment also includes a prepayment of 1.0% in the event of another repricing event on or before the six-month anniversary of the Third Amendment.
Euro-denominated 4.75% Senior Notes due 2024
On December 9, 2016, Operating Company, completed a private offering of €380.0 million aggregate principal amount of 4.75% Senior Notes due 2024 (the "Euro Notes"). The Euro Notes are fully and unconditionally guaranteed, jointly and severally, by all of the wholly owned U.S. subsidiaries of Operating Company that guarantee its senior secured credit facilities. The Euro Notes were offered in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the United States only to non-U.S. investors pursuant to Regulation S under the Securities Act. The Euro Notes will mature on December 15, 2024, bear interest at the rate of 4.75% per annum and are payable semi-annually in arrears on June 15 and December 15 of each year.

U.S. Dollar-denominated 4.875% Senior Notes due 2026
On October 18, 2017, Operating Company completed a private offering (the "Debt Offering") of $450.0 million aggregate principal amount of 4.875% senior unsecured notes due 2026 (the "USD Notes"). The USD Notes are fully and unconditionally guaranteed, jointly and severally, by all of the wholly owned U.S. subsidiaries of Operating Company that guarantee its senior secured credit facilities. The USD Notes were offered in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the United States only to non-U.S. investors pursuant to Regulation S under the Securities Act. The USD Notes will mature on January 15, 2026, bear interest at the rate of 4.875% per annum, and are payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2018. The net proceeds of the Debt Offering, after payment of the initial purchasers' discount and related fees and expenses, were used to fund a portion of the consideration for the Catalent Indiana acquisition due at its closing.
Deferred Purchase Consideration
In connection with the acquisition of Catalent Indiana in October 2017, $200 million of the $950 million aggregate nominal purchase price is payable in $50 million installments, on each of the first four anniversaries of the closing date. The deferred purchase consideration is recorded at fair value and includes a component of imputed interest.
Bridge Loan Facility
On September 18, 2017, contemporaneous with the Company entering into the agreement to acquire Catalent Indiana, Operating Company entered into a debt commitment letter with Morgan Stanley Senior Funding, Inc., JP Morgan Chase Bank, N.A., Royal Bank of Canada, RBC Capital Markets, Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as commitment parties. Pursuant to the debt commitment letter and subject to its terms and conditions, the commitment parties agreed to provide a senior unsecured bridge loan facility (the "Bridge Facility") of up to $700.0 million in the aggregate for the purpose of providing any back-up financing necessary to fund a portion of the consideration to be paid in the acquisition and related fees, costs and expenses (the "Bridge Loan Commitment"). In connection with entering into the Bridge Facility, Operating Company incurred $6.1 million of associated fees, which was recorded in prepaid expenses and other in the consolidated balance sheet as of September 30, 2017. Operating Company did not draw on it to fund the acquisition and the Company expensed the $6.1 million in the second quarter as part of other income and expense and the facility was closed. See Note 7 for further discussion of financing costs incurred in the second quarter.
Debt Covenants
Senior Secured Credit Facilities
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, Operating Company’s (and Operating Company’s restricted subsidiaries’) ability to incur additional indebtedness or issue certain preferred shares; create liens on assets; engage in mergers and consolidations; sell assets; pay dividends and distributions or repurchase capital stock; repay subordinated indebtedness; engage in certain transactions with affiliates; make investments, loans or advances; make certain acquisitions; enter into sale and leaseback transactions; amend material agreements governing Operating Company’s subordinated indebtedness; and change Operating Company’s lines of business.
The Credit Agreement also contains change of control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of December 31, 2017, Operating Company was in compliance with all material covenants related to its long-term obligations.
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
The Euro Notes and the USD Notes
The Indentures governing the Euro Notes and the USD Notes (the "Indentures") contain certain covenants that, among other things, limit the ability of Operating Company and its restricted subsidiaries to incur or guarantee more debt or issue certain preferred shares, pay dividends on, repurchase or make distributions in respect of their capital stock or make other restricted payments, make certain investments, sell certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets, enter into certain transactions with their affiliates, and designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions, limitations and qualifications as set forth in the Indentures. The Indentures also contain customary events of default including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of Operating Company or certain of its subsidiaries. Upon an event of default, either the holders of at least 30% in principal amount of each of the then-outstanding Euro Notes or the then-outstanding USD Notes, or either of the Trustees under the Indentures, may declare the applicable notes immediately due and payable, or in certain circumstances, the applicable notes will become automatically immediately due and payable. As of December 31, 2017, Operating Company was in compliance with all material covenants under the Indentures.
Fair Value of Debt Instruments
The estimated fair value of the senior secured credit facility, a Level 2 fair value estimate, is based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities and considers collateral, if any. The estimated fair value of the Euro and USD Notes, a Level 1 fair value estimate, is based on the quoted market prices of the instruments. The carrying amounts and the estimated fair values of financial instruments as of December 31, 2017 and June 30, 2017 are as follows:

		December 31, 2017		June 30, 2017
(Dollars in millions)	Fair Value Measurement	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Euro-denominated 4.75% Senior Notes	Level 1	$445.4	$474.4	$424.3	$454.0
U.S. Dollar-denominated 4.875% Senior Notes	Level 1	443.7	449.8	—	—
Senior Secured Credit Facilities & Other	Level 2	1,853.3	1,825.1	1,655.4	1,653.1
Total		$2,742.4	$2,749.3	$2,079.7	$2,107.1

6.	EARNINGS PER SHARE
The reconciliations between basic and diluted earnings per share attributable to Catalent common shareholders for the three and six months ended December 31, 2017 and 2016, respectively, are as follows (in millions, except share and per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Net earnings/(loss)	$(21.9)	$17.4	$(18.1)	$22.0

Weighted average shares outstanding	132,983,262	124,889,681	129,327,188	124,870,327
Dilutive securities issuable-stock plans	—	1,524,963	—	1,470,476
Total weighted average diluted shares outstanding	132,983,262	126,414,644	129,327,188	126,340,803

Basic earnings per share of common stock:
Net earnings/(loss)	$(0.16)	$0.14	$(0.14)	$0.18

Diluted earnings per share of common stock:
Net earnings/(loss)	$(0.16)	$0.14	$(0.14)	$0.17
The computation of diluted earnings per share for the three and six months ended December 31, 2017 excludes the maximum effect of the potential common shares issuable under the employee stock option plan of approximately 2.6 million shares, and excludes restricted share awards of 2.1 million shares, because the Company had a net loss for the period and the effect would therefore be anti-dilutive. The computation of diluted earnings per share for the three and six months ended December 31, 2016 excludes the effect of 0.5 million shares potentially issuable pursuant to awards granted under the 2007 Stock Incentive Plan, because the vesting provisions of those awards specify performance- or market-based conditions that had not been met as of the period end. The computation of diluted earnings per share for the three and six months ended December 31, 2016 excludes the effect of potential common shares issuable under employee-held stock options and restricted stock units of approximately 0.9 million and 1.1 million shares, respectively, because they are anti-dilutive.

7.	OTHER (INCOME)/EXPENSE, NET
The components of other (income)/expense, net for the three and six months ended December 31, 2017 and 2016 are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2017	2016	2017	2016
Other (income)/expense, net
Debt refinancing costs (1)	$11.8	$4.3	$11.8	$4.3
Foreign currency (gains) and losses	1.3	(5.3)	6.9	(7.5)
Other	0.5	(0.8)	0.6	(0.7)
Total other (income)/expense, net	$13.6	$(1.8)	$19.3	$(3.9)
(1) The 2017 debt refinancing costs include financing charges related to the offering of the USD Notes and the Third Amendment and also include a $6.1 million charge for commitment fees paid during the first quarter of fiscal 2018 on the Bridge Facility. The 2016 debt refinancing costs include financing charges of $4.3 million related to the December 2016 offering of the Euro Notes and repricing and partial paydown of the Company's term loans.

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
The following table summarizes the significant costs recorded within restructuring costs:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2017	2016	2017	2016
Restructuring costs:
Employee-related reorganization	$1.6	$(0.1)	$3.3	$0.7
Facility exit and other costs	(0.7)	0.2	(0.2)	0.5
Total restructuring costs	$0.9	$0.1	$3.1	$1.2
Other - customer claims net of insurance recoveries	(0.8)	3.2	(1.8)	3.2
Total restructuring and other costs	$0.1	$3.3	$1.3	$4.4

9.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to fluctuations in the applicable exchange rate on its investments in foreign operations. While the Company does not actively hedge against changes in foreign currency, the Company has mitigated its exposure from its investments in its European operations by denominating a portion of its debt in euros. At December 31, 2017, the Company had euro-denominated debt outstanding of $811.9 million that is designated and qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the effective portions of the translation gains or losses are reported in accumulated other comprehensive income/(loss) as part of the cumulative translation adjustment. The ineffective portions of the translation gains or losses are reported in the statement of operations. The following table includes net investment hedge activity during the three and six months ended December 31, 2017 and December 31, 2016.

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2017	2016	2017	2016
Unrealized foreign exchange gain/(loss) within other comprehensive income	$(3.9)	$13.6	$(21.5)	$10.0
Unrealized foreign exchange gain/(loss) within statement of operations	$(2.8)	$10.2	$(16.2)	$7.6
The net accumulated gain of the instrument designated as the hedge as of December 31, 2017 within other comprehensive income/(loss) was approximately $38.5 million. Amounts are reclassified out of accumulated other comprehensive income/(loss) into earnings when the entity to which the gains and losses relate is either sold or substantially liquidated.

10.	INCOME TAXES

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted wide-ranging tax legislation, the Tax Cuts and Jobs Act (the "2017 Tax Act"). The 2017 Tax Act significantly revises U.S. tax law by, among other provisions, (a) lowering the applicable U.S. federal statutory income tax rate from 35% to 21%, (b) creating a partial territorial tax system that includes imposing a mandatory one-time transition tax on previously deferred foreign earnings, (c) creating provisions regarding the (1) Global Intangible Low Tax Income ("GILTI"), (2) the Foreign Derived Intangible Income ("FDII") deduction, and (3) the Base Erosion Anti-Abuse Tax ("BEAT"), and (d) eliminating or reducing certain income tax deductions, such as interest expense, executive compensation expenses and certain employee expenses.

ASC 740 Income Taxes requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the 2017 Tax Act’s provisions, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which allows companies to record the tax effects of the 2017 Tax Act on a provisional basis based on a reasonable estimate and then, if necessary, subsequently adjust such amounts during a limited measurement period as more information becomes available. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year from enactment. As a result of the 2017 Tax Act, the Company revised its estimated annual effective rate to reflect the change in the U.S. federal statutory rate. The revised blended U.S. federal statutory tax rate for the fiscal year is 28%.

Measurement of certain income tax effects that can be reasonably estimated (provisional amounts)
During the second quarter ended December 31, 2017, the Company recorded a one-time net charge of $46.0 million within its income tax provision as a provisional estimate of the net accounting impact of the 2017 Tax Act in accordance with SAB 118. The net charge is comprised of the following: (i) expense of $48.7 million related to the mandatory transition tax for deemed repatriation of deferred foreign income, $8.7 million of which the Company expects to pay over an 8-year period after considering the use of certain net operating losses and foreign tax credits, and certain limitations on executive compensation; (ii) an additional $9.5 million charge relating to the impact of provisional changes in the Company's intentions with respect to future repatriation of undistributed earnings from non-U.S. subsidiaries and (iii) a benefit of $12.2 million related to a revaluation of the Company’s deferred tax assets and liabilities. The one-time net charge, which was recorded on a provisional basis, increased the Company’s effective tax rate by 164% and 154% during the three-month and six-month periods ended December 31, 2017, respectively.
Given the significant complexity of the 2017 Tax Act, anticipated guidance from the U.S. Treasury concerning implementation of the 2017 Tax Act, and the potential for additional guidance from the SEC or the FASB related to the 2017 Tax Act, the provisional estimates that the Company recorded may require adjustment during the measurement period. The provisional estimates were based on the Company’s present understanding of the 2017 Tax Act and other information available as of the time of the estimates, including assumptions and expectations about future events, such as its projected financial performance, and are subject to further refinement as additional information becomes available (including the Company’s actual full fiscal 2018 results of operations, as well as potential new or interpretative guidance issued by the SEC, the FASB, or the Internal Revenue Service) and the Company continues its analysis. The Company continues to analyze the changes to certain income tax deductions, assess calculations of earnings and profits in certain foreign subsidiaries, including whether those earnings are held in cash or other assets, and gather additional data to compute the full impact of the 2017 Tax Act on the Company’s deferred and current tax assets and liabilities.

Measurement of certain income tax effects that cannot be reasonably estimated
Because of the complexity of the new GILTI tax rules, the Company continues to evaluate this provision of the 2017 Tax Act and the application of ASC 740. In accordance with ASC 740, the Company will make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company's measurement of its deferred taxes (the “deferred method”). The Company's selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing its global income to determine whether it expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Whether the Company expects to have future U.S. inclusions in taxable income related to GILTI depends on not only the Company's current structure and estimated future results of global operations, but also its intent and ability to modify its structure. Therefore, the Company has not made any adjustment related to potential GILTI tax in its financial statements and has not made a policy decision regarding whether to record deferred tax on GILTI.

Additionally, the Company continues to evaluate the potential impact of all other provisions, including but not limited to provisions regarding the FDII, BEAT, interest expense and certain employee expense deductions, as well as the state tax impact of the 2017 Tax Act. The Company is currently in the process of analyzing its structure and estimated future results and, as a result, is not yet able to reasonably estimate the effect of these provisions of the 2017 Tax Act.

Other Tax Matters

The Company accounts for income taxes in accordance with ASC 740. Generally, fluctuations in the effective tax rate are primarily due to changes in U.S. and non-U.S. pretax income resulting from the Company’s business mix and changes in the tax impact of special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Such discrete items include, but are not limited to, changes in foreign statutory tax rates, the amortization of certain assets, and the tax impact of changes in its ASC 740 unrecognized tax benefit reserves. In the normal course of business, the Company is subject to examination by taxing authorities around the world, including such major jurisdictions as the United States, Germany, France, and the United Kingdom. The Company is no longer subject to new non-U.S. income tax examinations for years prior to fiscal year 2008. Under the terms of the 2007 purchase agreement by which the selling stockholders acquired their interest in the Company, the Company is indemnified by its former owner for tax liabilities that may arise after the 2007 purchase that relate to tax periods prior to April 10, 2007. The indemnification agreement applies to, among other taxes, any and all federal, state and international income-based taxes as well as related interest and penalties. As of December 31, 2017 and June 30, 2017, approximately $0.7 million and $0.8 million, respectively, of unrecognized tax benefit are subject to indemnification by the Company's former owner.

ASC 740 includes guidance on the accounting for uncertainty in income taxes recognized in the financial statements. This standard provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeal or litigation process, based on the technical merits. As of December 31, 2017, the Company had a total of $52.5 million of unrecognized tax benefits. A reconciliation of its reserves for uncertain tax positions, excluding accrued interest and penalties, for December 31, 2017 is as follows:

(Dollars in millions)
Balance at June 30, 2017	$52.5
Additions for tax positions of current year	—
Balance at December 31, 2017	$52.5
As of December 31, 2017 and June 30, 2017, the Company had a total of $57.5 million and $57.5 million, respectively, of uncertain tax positions (including accrued interest and penalties). As of these dates, $41.4 million and $41.4 million, respectively, represent the amount of unrecognized tax benefits, which, if recognized, would favorably affect the effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2017 and June 30, 2017, the Company has approximately $5.0 million and $5.0 million, respectively, of accrued interest and penalties related to uncertain tax positions. As of these dates, the portion of such interest and penalties subject to indemnification by its former owner is $1.5 million and $1.7 million, respectively.

11.	EMPLOYEE RETIREMENT BENEFIT PLANS
Components of the Company’s net periodic benefit costs are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$0.9	$0.8	$1.8	$1.6
Interest cost	1.8	1.6	3.6	3.3
Expected return on plan assets	(2.9)	(2.6)	(5.8)	(5.4)
Amortization (1)	0.6	1.0	1.2	2.1
Net amount recognized	$0.4	$0.8	$0.8	$1.6

(1)	Amount represents the amortization of unrecognized actuarial gains/(losses).
As previously disclosed, the Company notified the trustees of a multi-employer pension plan of its withdrawal from participation in such plan in fiscal 2012. The actuarial review process administered by the plan trustees ended in fiscal 2015. The liability reported reflects the present value of the Company's expected future long-term obligations. The estimated discounted value of the projected contributions related to such plans was $39.1 million as of December 31, 2017 and June 30, 2017 and is included within pension liability on the consolidated balance sheets. The annual cash impact associated with the Company's obligation in such plan approximates $1.7 million per year.

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
Public Stock Offering
On September 29, 2017, the Company completed a public offering of its common stock (the "Equity Offering"), pursuant to which the Company sold 7.4 million shares, including shares sold pursuant to an exercise of the underwriters' over-allotment option, at a price of $39.10 per share, before underwriting discounts and commissions. Net of these discounts and commissions and other offering expenses, the Company obtained total proceeds from the Equity Offering, including the over-allotment exercise, of $277.8 million. The net proceeds of the Equity Offering, after payment of the discount and related fees and expenses, were used to fund a portion of the consideration for the Catalent Indiana acquisition due at its closing.
Outstanding Stock

Shares outstanding include shares of unvested restricted stock. Unvested restricted stock included in reportable shares outstanding was 0.3 million shares as of December 31, 2017. Shares of unvested restricted stock are excluded from our calculation of basic weighted average shares outstanding, but their dilutive impact is added back in the calculation of diluted weighted average shares outstanding.
Stock Repurchase Program
On October 29, 2015, the Company’s Board of Directors authorized a share repurchase program to use up to $100.0 million to repurchase shares of its outstanding common stock. Under the program, the Company is authorized to repurchase shares through open market purchases, privately negotiated transactions, or otherwise as permitted by applicable federal securities laws. There has been no purchase pursuant to this program as of December 31, 2017.

Accumulated Other Comprehensive Income/(Loss)
The components of the changes in the cumulative translation adjustment, minimum pension liability and available for sale investment for the three and six months ended December 31, 2017 and December 31, 2016 are presented below.

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2017	2016	2017	2016
Foreign currency translation adjustments:
Net investment hedge	$(3.9)	$13.6	$(21.5)	$10.0
Long-term intercompany loans	(2.3)	(13.3)	11.2	(20.9)
Translation adjustments	(5.2)	(59.8)	30.9	(49.2)
Total foreign currency translation adjustment, pretax	(11.4)	(59.5)	20.6	(60.1)
Tax expense/(benefit)	2.0	4.9	(4.1)	3.7
Total foreign currency translation adjustment, net of tax	$(13.4)	$(64.4)	$24.7	$(63.8)

Net change in minimum pension liability
Net gain/(loss) recognized during the period	0.6	1.0	1.2	2.1
Total pension, pretax	0.6	1.0	1.2	2.1
Tax expense/(benefit)	0.1	0.3	0.3	0.6
Net change in minimum pension liability, net of tax	$0.5	$0.7	$0.9	$1.5

Net change in available for sale investment:
Net gain/(loss) recognized during the period	(3.6)	24.5	(8.8)	24.5
Total available for sale investment, pretax	(3.6)	24.5	(8.8)	24.5
Tax expense/(benefit)	(0.6)	9.2	(2.4)	9.2
Net change in available for sale investment, net of tax	$(3.0)	$15.3	$(6.4)	$15.3

For the three months ended December 31, 2017, the changes in accumulated other comprehensive income, net of tax by component are as follows:

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Liability Adjustments	Available for Sale Investment Adjustments	Total
Balance at September 30, 2017	$(242.6)	$(43.5)	$7.1	$(279.0)
Other comprehensive income/(loss) before reclassifications	(13.4)	—	(3.0)	(16.4)
Amounts reclassified from accumulated other comprehensive income	—	0.5	—	0.5
Net current period other comprehensive income (loss)	(13.4)	0.5	(3.0)	(15.9)
Balance at December 31, 2017	$(256.0)	$(43.0)	$4.1	$(294.9)

For the six months ended December 31, 2017, the changes in accumulated other comprehensive income, net of tax by component are as follows:

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Liability Adjustments	Available for Sale investment Adjustments	Total
Balance at June 30, 2017	$(280.7)	$(43.9)	$10.5	$(314.1)
Other comprehensive income/(loss) before reclassifications	24.7	—	(6.4)	18.3
Amounts reclassified from accumulated other comprehensive income	—	0.9	—	0.9
Net current period other comprehensive income (loss)	24.7	0.9	(6.4)	19.2
Balance at December 31, 2017	$(256.0)	$(43.0)	$4.1	$(294.9)

13.	COMMITMENTS AND CONTINGENCIES
The Company continues to receive and resolve claims stemming from a prior, temporary, regulatory suspension of one of our manufacturing facilities. To date, more than 30 customers of the facility have presented claims against the Company for alleged losses, including lost profits and other types of indirect or consequential damages that they have allegedly suffered due to the temporary suspension, or have reserved their right to do so subsequently. The Company is unable to estimate at this time either the total value of claims that are reasonably possible to be asserted with respect to this matter or the likely cost to resolve them, although (a) as of the end of December 31, 2017, the Company has settled 18 customer claims and (b) certain remaining customers have presented the Company with support for other claims having an aggregate claim value of approximately $4.0 million. To date, none of the asserted claims takes into account limitations of liability in the contracts governing these claims or any other defense that the Company may assert. In addition, the Company may have insurance for additional costs it may incur as a result of such claims, subject to various deductibles and other limitations, but there can be no assurance as to the aggregate amount or timing of insurance recoveries against any such costs.
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
The Company conducts its business within the following operating segments: Softgel Technologies, Drug Delivery Solutions, and Clinical Supply Services. The Company evaluates the performance of its segments based on segment earnings before noncontrolling interest, other (income) expense, impairments, restructuring costs, interest expense, income tax (benefit)/expense, and depreciation and amortization (“Segment EBITDA”). EBITDA from continuing operations is consolidated earnings from continuing operations before interest expense, income tax (benefit)/expense, depreciation and amortization and is adjusted for the income or loss attributable to noncontrolling interest. Segment EBITDA and EBITDA from continuing operations are not defined in GAAP and may not be comparable to similarly titled measures used by other companies.

The following tables include net revenue and Segment EBITDA during the three and six months ended December 31, 2017 and December 31, 2016:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2017	2016	2017	2016
Softgel Technologies
Net revenue	$228.1	$201.9	$447.8	$388.3
Segment EBITDA	50.1	43.4	85.2	73.9
Drug Delivery Solutions
Net revenue	285.4	214.0	511.2	405.3
Segment EBITDA	81.1	50.0	128.5	92.0
Clinical Supply Services
Net revenue	108.7	77.0	218.4	152.0
Segment EBITDA	19.0	11.6	35.7	22.1
Inter-segment revenue elimination	(15.9)	(9.2)	(27.2)	(19.7)
Unallocated Costs (1)	(48.2)	(19.8)	(82.2)	(40.1)
Combined Totals:
Net revenue	$606.3	$483.7	$1,150.2	$925.9

EBITDA from continuing operations	$102.0	$85.2	$167.2	$147.9

(1)
Unallocated costs include restructuring and special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2017	2016	2017	2016
Impairment charges and gain/(loss) on sale of assets	$(4.2)	$(0.5)	$(4.2)	$(0.5)
Equity compensation	(8.5)	(4.9)	(15.5)	(11.8)
Restructuring and other special items (2)	(11.9)	(7.2)	(24.2)	(13.1)
Other income/(expense), net (3)	(13.6)	1.8	(19.3)	3.9
Non-allocated corporate costs, net	(10.0)	(9.0)	(19.0)	(18.6)
Total unallocated costs	$(48.2)	$(19.8)	$(82.2)	$(40.1)

(2)	Segment results do not include restructuring and certain acquisition-related costs.

(3)	Refer to Note 7 for details of financing charges and foreign currency translation adjustments recorded within other income/(expense), net.
Provided below is a reconciliation of EBITDA from continuing operations to earnings/(loss) from continuing operations:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2017	2016	2017	2016
Earnings/(loss) from continuing operations	$(21.9)	$17.4	$(18.1)	$22.0
Depreciation and amortization	46.8	35.5	85.8	71.3
Interest expense, net	27.2	22.8	51.5	44.9
Income tax expense/(benefit)	49.9	9.5	48.0	9.7
EBITDA from continuing operations	$102.0	$85.2	$167.2	$147.9

The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the consolidated financial statements:

(Dollars in millions)	December 31, 2017	June 30, 2017
Assets
Softgel Technologies	$1,538.4	$1,631.8
Drug Delivery Solutions	2,650.5	1,639.0
Clinical Supply Services	620.3	596.2
Corporate and eliminations	(422.1)	(412.7)
Total assets	$4,387.1	$3,454.3

15.	SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplementary balance sheet information at December 31, 2017 and June 30, 2017 is detailed in the following tables.
Inventories
Work-in-process and finished goods inventories include raw materials, labor, and overhead. Total inventories consist of the following:

(Dollars in millions)	December 31, 2017	June 30, 2017
Raw materials and supplies	$134.3	$107.5
Work-in-process	29.3	42.8
Finished goods	69.9	56.7
Total inventories, gross	233.5	207.0
Inventory cost adjustment	(20.8)	(22.1)
Inventories	$212.7	$184.9
Prepaid expenses and other
Prepaid expenses and other current assets consist of the following:

(Dollars in millions)	December 31, 2017	June 30, 2017
Prepaid expenses	$19.0	$12.3
Spare parts supplies	11.4	11.8
Prepaid income tax	10.5	11.5
Non-US value added tax	19.9	16.0
Available for sale investment	9.8	18.6
Other current assets	34.8	27.6
Prepaid expenses and other	$105.4	$97.8

Property, plant, and equipment, net
Property, plant, and equipment, net consist of the following:

(Dollars in millions)	December 31, 2017	June 30, 2017
Land, buildings, and improvements	$894.2	$735.2
Machinery, equipment, and capitalized software	944.1	825.0
Furniture and fixtures	13.5	10.1
Construction in progress	179.9	137.4
Property, plant, and equipment, at cost	2,031.7	1,707.7
Accumulated depreciation	(775.5)	(711.8)
Property, plant, and equipment, net	$1,256.2	$995.9
Other accrued liabilities
Other accrued liabilities consist of the following:

(Dollars in millions)	December 31, 2017	June 30, 2017
Accrued employee-related expenses	$72.6	$96.4
Restructuring accrual	3.0	5.9
Accrued interest	5.6	0.9
Deferred revenue and fees	88.1	84.9
Accrued income tax	22.2	24.7
Other accrued liabilities and expenses	58.3	68.4
Other accrued liabilities	$249.8	$281.2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Three Months Ended December 31, 2017 Compared to the Three Months Ended December 31, 2016
Results for three months ended December 31, 2017 compared to three months ended December 31, 2016 were as follows:

	Three Months Ended December 31,		FX impact	Constant Currency Increase/(Decrease)
(Dollars in millions)	2017	2016		Change $	Change %
Net revenue	$606.3	$483.7	$17.0	$105.6	22%
Cost of sales	418.9	335.8	12.7	70.4	21%
Gross margin	187.4	147.9	4.3	35.2	24%
Selling, general and administrative expenses	114.3	96.2	1.1	17.0	18%
Impairment charges and (gain)/loss on sale of assets	4.2	0.5	0.1	3.6	*
Restructuring and other	0.1	3.3	—	(3.2)	(97)%
Operating earnings	68.8	47.9	3.1	17.8	37%
Interest expense, net	27.2	22.8	0.3	4.1	18%
Other (income)/expense, net	13.6	(1.8)	1.4	14.0	*
Earnings from continuing operations, before income taxes	28.0	26.9	1.4	(0.3)	(1)%
Income tax expense/(benefit)	49.9	9.5	—	40.4	*
Net earnings/(loss)	$(21.9)	$17.4	$1.4	$(40.7)	*
 *Percentage not meaningful
Net Revenue
Net revenue increased $105.6 million, or 22%, compared to the three months ended December 31, 2016, excluding the impact of foreign exchange. Net revenue increased 14% as a result of acquisitions. We acquired Cook Pharmica LLC (now doing business as Catalent Indiana, LLC, "Catalent Indiana") in October 2017, which is included within our Drug Delivery Solutions segment and Accucaps Industries Limited ("Accucaps") in February 2017, which is in our Softgel Technologies segment. Excluding the impact of acquisitions, net revenue increased by 8%, primarily due to increased volume in lower-margin comparator sourcing volume and our storage and distribution business within our Clinical Supply Services segment, timing of a standard maintenance shut-down at our European sterile pre-filled syringe facility and increased volume within our biologics offerings within our Drug Delivery Solutions segment.

Gross Margin
Gross margin increased $35.2 million, or 24%, compared to the three months ended December 31, 2016, excluding the impact of foreign exchange. Gross margin increased across all three reportable segments primarily due to increased sales volumes as discussed above. On a constant-currency basis, gross margin, as a percentage of revenue, increased 50 basis points to 31.1% in the three months ended December 31, 2017, compared to 30.6% in the prior year period. The increase was primarily due to a favorable mix shift to certain higher margin offerings within our oral delivery solutions and biologics offerings in our U.S. operations within our Drug Delivery Solutions segment, partially offset by a decrease in our product participation revenue within both our Softgel Technologies segment and our Drug Delivery Solutions segment.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $17.0 million, or 18%, compared to the three months ended December 31, 2016, excluding the impact of foreign exchange, primarily due to additional expenses from recently acquired companies of $9 million, which includes $5 million of incremental depreciation and amortization expense and $2 million of employee related costs. Additionally, the three months ended December 31, 2017 includes one-time transaction fees of $2 million related to the acquisition of Catalent Indiana in October 2017. Selling, general and administrative expenses further increased approximately $4 million for non-cash equity based compensation driven by higher expense for certain performance based awards in the current period.
Impairment charges and (gain)/loss on sale of assets
Impairment charges and loss on sale of assets of $4.2 million includes the loss on sale of two Softgel Technologies segment manufacturing sites in the Asia Pacific region. The site divestitures were neither material individually or in aggregate to the segment or to the Company.
Restructuring and Other
Restructuring and other costs of $0.1 million for the three months ended December 31, 2017 decreased $3.2 million compared to the three months ended December 31, 2016. Other costs in the three months ended December 31, 2016, included claim resolution charges of $3.2 million (without regard to possible future insurance recoveries), related to a previous temporary regulatory suspension at one of our manufacturing facilities. Restructuring expense will vary period to period based on the level of acquisitions during the year and site consolidation efforts to further streamline the business.
Interest Expense, net
Interest expense, net of $27.2 million for the three months ended December 31, 2017 increased by $4.4 million, or 19%, compared to the three months ended December 31, 2016, primarily driven by an average higher level of outstanding debt associated with the financing for the Catalent Indiana acquisition in October 2017, partially offset by principal payments on our term loans and an overall reduction in our interest rates on our senior secured credit facility compared to the prior-year period.
On October 18, 2017, we completed a private offering (the "Debt Offering") of $450 million aggregate principal amount of 4.875% senior unsecured notes due 2026 (the "USD Notes"). The USD Notes will mature on January 15, 2026, bear interest at the rate of 4.875% per annum, and are payable semi-annually in arrears on January 15 and July 15 of each year beginning on July 15, 2018. The net proceeds of the Debt Offering, after payment of the initial purchasers' discount and related fees and expenses, were used to fund a portion of the Catalent Indiana acquisition consideration at its closing.
Concurrent with the Debt Offering, we completed the Third Amendment (the "Third Amendment") to our Amended and Restated Credit Agreement (as amended, the "Credit Agreement"), which lowered the interest rate on U.S. dollar-denominated and euro-denominated term loans and the revolving credit facility and extended the maturity dates on the senior secured credit facilities by three years. The new applicable rate for U.S. dollar-denominated term loans decreased 0.50%, and the new applicable rate for euro-denominated term loans is LIBOR decreased 0.75%. The new applicable rate for the revolving loans decreased 1.25%.
Further, a component of the purchase price for the Catalent Indiana acquisition consists of $200 million in deferred purchase consideration payable in $50 million installments, on each anniversary of the closing date over a period of four years, which is accounted for as debt and includes a component of imputed interest expense.
On December 9, 2016, we completed a private offering of €380.0 million aggregate principal of 4.75% Senior Notes due 2024 (the "Euro Notes"). The Euro Notes will mature on December 15, 2024, bear interest at the rate of 4.75% per annum and are payable semi-annually in arrears on June 15 and December 15 of each year.

Other (Income)/Expense, net
Other expense was $13.6 million for the three months ended December 31, 2017, compared to $1.8 million of other income for the three months ended December 31, 2016. The expense in the three months ended December 31, 2017 was primarily driven by $11.8 million of financing charges related to the USD Notes offering and the Third Amendment, and includes a $6.1 million charge for commitment fees paid during the first quarter of fiscal 2018 on a proposed bridge loan made available to us for the purpose of providing back-up financing to fund a portion of the Catalent Indiana acquisition purchase price (the "Bridge Facility").
The three months ended December 31, 2016 of $1.8 million was primarily driven by non-cash net gains of $5.3 million related to foreign currency translation, partially offset by $4.3 million of financing charges related to the December 2016 private offering of the Euro Notes and repricing and partial paydown of our term loans.
Provision/(Benefit) for Income Taxes
On December 22, 2017, the U.S. government enacted wide-ranging tax legislation, the Tax Cuts and Jobs Act (the "2017 Tax Act"). The 2017 Tax Act significantly revises U.S. tax law by, among other provisions, lowering the applicable U.S. federal statutory income tax rate from 35% to 21%, creating a partial territorial tax system that includes a mandatory one-time transition tax on previously deferred foreign earnings, and eliminating or reducing certain income tax deductions.
During the second quarter ended December 31, 2017, we recorded a one-time net charge of $46.0 million within our income tax provision as a provisional estimate of the net accounting impact of the 2017 Tax Act in accordance with Staff Accounting Bulletin No. 118 issued by the staff of the SEC ("SAB 118"), of which $48.7 million million related to the mandatory transition tax for deemed repatriation of deferred foreign income, $8.7 million of which we expect to pay over an 8-year period after considering the use of certain net operating losses and foreign tax credits, and certain limitations on executive compensation. The impact to our business resulting from the 2017 Tax Act, including related changes to our tax obligations and effective tax rate in future periods, as well as the one-time enactment-related charges recorded during the second quarter in fiscal 2018 on a provisional basis, are based on a reasonable estimate and are subject to change, and any change could differ materially from our current expectations. Further, there are certain effects of the 2017 Tax Act we cannot reasonably estimate as of the time of this filing, including (a) the Global Intangible Low Tax Income ("GILTI") rules, (b) the Foreign Derived Intangible Income ("FDII") deduction, (c) the Base Erosion Anti-Abuse Tax ("BEAT"), (d) provisions eliminating or reducing certain income tax deductions, such as interest expense, and certain employee expenses, and (e) the state tax impact of the 2017 Tax Act. As additional data is gathered, analyzed, and considered in context of the 2017 Tax Act and ASC 740, we may record additional or different tax charges in future periods during the measurement period.
Our provision for income taxes for the three months ended December 31, 2017 was $49.9 million relative to earnings from continuing operations before income taxes of $28.0 million. Our provision for income taxes for the three months ended December 31, 2016 was $9.5 million relative to earnings from continuing operations before income taxes of $26.9 million. The income tax provision for the current period is not comparable to the same period of the prior year due to the impact of the 2017 Tax Act, changes in pretax income over many jurisdictions, and the impact of discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, other special items, and other discrete tax items, which may have unique tax implications depending on the nature of the item.

Segment Review
Our results on a segment basis for the three months ended December 31, 2017 compared to the three months ended December 31, 2016 were as follows:

	Three Months Ended December 31,		FX impact	Constant Currency Increase/(Decrease)
(Dollars in millions)	2017	2016		Change $	Change %
Softgel Technologies
Net revenue	$228.1	$201.9	$7.1	$19.1	9%
Segment EBITDA	50.1	43.4	1.1	5.6	13%
Drug Delivery Solutions
Net revenue	285.4	214.0	7.0	64.4	30%
Segment EBITDA	81.1	50.0	2.0	29.1	58%
Clinical Supply Services
Net revenue	108.7	77.0	3.7	28.0	36%
Segment EBITDA	19.0	11.6	1.0	6.4	55%
Inter-segment revenue elimination	(15.9)	(9.2)	(0.8)	(5.9)	64%
Unallocated costs (1)	(48.2)	(19.8)	(1.3)	(27.1)	*
Combined total
Net revenue	$606.3	$483.7	$17.0	$105.6	22%

EBITDA from continuing operations	$102.0	$85.2	$2.8	$14.0	16%
(1) Unallocated costs includes equity-based compensation, certain acquisition-related costs, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended December 31,
(Dollars in millions)	2017	2016
Impairment charges and gain/(loss) on sale of assets	$(4.2)	$(0.5)
Equity compensation	(8.5)	(4.9)
Restructuring and other special items (2)	(11.9)	(7.2)
Other income/(expense), net (3)	(13.6)	1.8
Non-allocated corporate costs, net	(10.0)	(9.0)
Total unallocated costs	$(48.2)	$(19.8)

(2) Restructuring and other special items include transaction and integration costs associated with the acquisition of Catalent Indiana.

(3) Amounts for the three months ended December 31, 2017 include $11.8 million of financing expenses related to the offering of the USD Notes and the Third Amendment and include a $6.1 million charge for commitment fees paid during the first quarter of fiscal 2018 on the Bridge Facility.

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations:

	Three Months Ended December 31,
(Dollars in millions)	2017	2016
Earnings/(loss) from continuing operations	$(21.9)	$17.4
Depreciation and amortization	46.8	35.5
Interest expense, net	27.2	22.8
Income tax expense/(benefit)	49.9	9.5
EBITDA from continuing operations	$102.0	$85.2
Softgel Technologies segment

	2017 vs. 2016
Factors Contributing to Year-Over-Year Change	Three Months Ended December 31,
	Net Revenue	Segment EBITDA
Revenue/Segment EBITDA without acquisitions / divestitures	(3)%	4%
Impact of acquisitions	12%	9%
Constant currency change	9%	13%
Foreign currency translation impact on reporting	4%	2%
Total % change	13%	15%
Softgel Technologies’ net revenue increased by $19.1 million, or 9%, excluding the impact of foreign exchange, compared to the three months ended December 31, 2016. Net revenue decreased 3%, excluding the impact of the Accucaps acquisition, primarily driven by decreased profit participation revenue of 2% as compared to three months ended December 31, 2016. Excluding the reduction in product participation revenue, net revenue without acquisitions decreased 1% primarily driven by decreased end-market volume demand for prescription products in Europe, and lower end-market volume demand for consumer health products in Latin America and Asia Pacific, partially offset with revenue generated by a historical contractual settlement.
Softgel Technologies' Segment EBITDA increased by $5.6 million, or 13%, compared to the three months ended December 31, 2016, excluding the impact of foreign exchange. Segment EBITDA increased 4%, excluding the impact of the Accucaps acquisition. Excluding the reduction of product participation profit of 8%, segment EBITDA without acquisitions increased 12%, primarily related to the impact of a historical contractual settlement of 6% and a favorable shift in product mix within our consumer health products in Asia Pacific and within our prescription products in North America.
The net revenue and EBITDA impact to our Softgel Technologies segment from the Accucaps acquisition for the three months ended December 31, 2017 was an increase of 12% and 9%, respectively, compared to the prior-year period.
In December 2017, we divested of two manufacturing sites in Asia Pacific operated within the Softgel Technologies segment in order to better streamline our global operations. The site divestitures were material neither individually nor in aggregate to the segment or to the Company.
Drug Delivery Solutions segment

	2017 vs. 2016
Factors Contributing to Year-Over-Year Change	Three Months Ended December 31,
	Net Revenue	Segment EBITDA
Revenue/Segment EBITDA without acquisitions	9%	18%
Impact of acquisitions	21%	40%
Constant currency change	30%	58%
Foreign currency translation impact on reporting	3%	4%
Total % Change	33%	62%

Net revenue in our Drug Delivery Solutions segment increased by $64.4 million, or 30%, compared to the three months ended December 31, 2016, excluding the impact of foreign exchange. Revenue without acquisitions increased by 9%, driven primarily by timing of a standard maintenance shut-down at our European sterile pre-filled syringe facility of 6%, increased volume from our biologics offerings of 4%, partially offset by a decrease in product participation revenue of 1%.
Drug Delivery Solutions' segment EBITDA increased by $29.1 million, or 58%, compared to the three months ended December 31, 2016, excluding the impact of foreign exchange. Segment EBITDA without acquisitions increased by 18% primarily due to favorable absorption of cost and timing of a standard maintenance shut-down at our European sterile pre-filled syringe facility, increased volume from our biologics offerings, and a favorable shift in end-customer demand to certain higher margin offerings primarily in our U.S. operations within our oral delivery solutions platform. These increases were partially offset by operational inefficiencies with respect to products utilizing our blow-fill-seal technology platform, decreased profit from our analytical services platform driven by decreased sales volumes related to fee-for-service development work and analytical testing in the U.S., and a reduction in profit related to product participation.
The net revenue and EBITDA impact to our Drug Delivery Solutions segment from the Catalent Indiana acquisition for the three months ended December 31, 2017 was an increase of 21% and 40%, respectively, compared to the prior-year period.
Clinical Supply Services segment

	2017 vs. 2016
Factors Contributing to Year-Over-Year Change	Three Months Ended December 31,
	Net Revenue	Segment EBITDA
Revenue/Segment EBITDA without acquisitions	36%	55%
Impact of acquisitions	—%	—%
Constant currency change	36%	55%
Foreign currency translation impact on reporting	5%	9%
Total % Change	41%	64%
Clinical Supply Services' net revenue increased by $28.0 million, or 36%, compared to the three months ended December 31, 2016, excluding the impact of foreign exchange, primarily due to increased lower-margin comparator sourcing volume of approximately $17 million, or 22%, and higher volume and favorable mix in our storage and distribution business of approximately $13 million, or 16%.
Clinical Supply Services' segment EBITDA increased by $6.4 million, or 55%, excluding the impact of foreign exchange, compared to the three months ended December 31, 2016, primarily due to increased sales volumes and favorable mix in our storage and distribution business, improved capacity utilization across the network, and increased profit from our lower-margin comparator sourcing.

Six Months Ended December 31, 2017 Compared to the Six Months Ended December 31, 2016

	Six Months Ended December 31,		FX impact	Constant Currency Increase/(Decrease)
(Dollars in millions)	2017	2016		Change $	Change %
Net revenue	$1,150.2	$925.9	$23.5	$200.8	22%
Cost of sales	822.7	653.9	18.8	150.0	23%
Gross margin	327.5	272.0	4.7	50.8	19%
Selling, general and administrative expenses	221.3	194.4	1.4	25.5	13%
Impairment charges and (gain)/loss on sale of assets	4.2	0.5	0.1	3.6	*
Restructuring and other	1.3	4.4	—	(3.1)	(70)%
Operating earnings	100.7	72.7	3.2	24.8	34%
Interest expense, net	51.5	44.9	0.3	6.3	14%
Other (income)/expense, net	19.3	(3.9)	2.3	20.9	*
Earnings from continuing operations, before income taxes	29.9	31.7	0.6	(2.4)	(8)%
Income tax expense/(benefit)	48.0	9.7	(0.3)	38.6	*
Net earnings/(loss)	$(18.1)	$22.0	$0.9	$(41.0)	*
 *Percentage not meaningful
Net Revenue
Net revenue increased by $200.8 million, or 22%, compared to the six months ended December 31, 2016, excluding the impact of foreign exchange. Net revenue increased 11% as a result of acquisitions. We acquired Pharmatek Laboratories, Inc. ("Pharmatek") in September 2016 and Catalent Indiana in October 2017, both within our Drug Delivery Solutions segment, and Accucaps in February 2017, within our Softgel Technologies segment. Excluding the impact of acquisitions, net revenue increased 11%, primarily due to increased volume in lower-margin comparator sourcing and within our storage and distribution business within our Clinical Supply Services segment and favorable end customer demand for certain higher margin offerings within our oral delivery solutions platform and increased volume from our biologics offerings within our Drug Delivery Solutions segment in our U.S. operations.
Gross Margin
Gross margin increased by $50.8 million, or 19%, compared to the six months ended December 31, 2016, excluding the impact of foreign exchange. Gross margin increased across all three reportable segments primarily due to increase sales volumes as discussed above. On a constant currency basis, gross margin, as a percentage of revenue, decreased 70 basis points to 28.7% in the six months ended December 31, 2017 as compared to 29.4% in the prior-year period, primarily driven by decreased product participation revenue within both our Softgel Technologies and our Drug Delivery Solutions segments and an unfavorable mix shift within our Softgel Technologies segment to lower-margin consumer health products as a result of the Accucaps acquisition, partially offset by a favorable mix shift to certain higher margin offerings within our oral delivery solutions and biologics offerings in our U.S. operations within our Drug Delivery Solutions segment.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $25.5 million, or 13%, compared to the six months ended December 31, 2016, excluding the impact of foreign exchange, primarily driven by acquisition related expenses during the period, including one-time transaction fees of $10 million related to the acquisition of Catalent Indiana in October 2017 and an increase of approximately $11 million, which included approximately $6 million of incremental depreciation and amortization expense and $4 million incremental employee-related costs. Selling, general and administrative expenses further increased approximately $4 million for non-cash equity-based compensation driven by higher expense for certain performance based awards in the current period.

Impairment charges and (gain)/loss on sale of assets
Impairment charges and loss on sale of assets of $4.2 million includes the loss on sale of two Softgel Technologies segment manufacturing sites in the Asia Pacific region. The site divestitures were material neither individually nor in aggregate to the segment or to the Company.
Restructuring and Other
Restructuring and other charges of $1.3 million for the six months ended December 31, 2017 decreased by $3.1 million, compared to the six months ended December 31, 2016. Other costs in the six months ended December 31, 2016 included claim resolution charges of $3.2 million (without regard to possible future insurance recoveries), related to a previous temporary regulatory suspension at one of our manufacturing facilities. Restructuring expense will vary period to period based on the level of acquisitions during the year and site consolidation efforts to further streamline the business.
Interest Expense, net
Interest expense, net of $51.5 million for the six months ended December 31, 2017 increased $6.6 million compared to the six months ended December 31, 2016, primarily driven by an average higher level of outstanding debt associated with the financing for the Catalent Indiana acquisition in October 2017, offset by principal payments on our term loans and an overall reduction in our interest rates on our senior secured credit facility as compared to the prior year period.
On October 18, 2017, we completed the Debt Offering. Concurrent with the Debt Offering, we completed the Third Amendment, which lowered the interest rate on U.S. dollar-denominated and euro-denominated term loans and the revolving credit facility. The new applicable rate for U.S. dollar-denominated term loans decreased 0.50%, and the new applicable rate for euro-denominated term loans is LIBOR decreased 0.75%. The new applicable rate for the revolving loans decreased 1.25%.
Further, a component of the purchase price for the Catalent Indiana acquisition consists of $200 million in deferred purchase consideration payable in $50 million installments, on each anniversary of the closing date over a period of four years, which is accounted for as debt and includes a component of imputed interest expense.
On December 9, 2016, we completed the Euro Notes offering. The Euro Notes bear interest at the rate of 4.75% per annum and are payable semi-annually in arrears on June 15 and December 15 of each year.
Other (Income)/Expense, net
Other expense, net of $19.3 million for the six months ended December 31, 2017 was primarily driven by $11.8 million of financing charges related to the Debt Offering and the Third Amendment and includes a $6.1 million charge for commitment fees paid during the first quarter of fiscal 2018 on the Bridge Facility. Further, other expense, net for the six months ended December 31, 2017 includes $6.9 million of non-cash net losses from foreign exchange translation.
Other income, net for the six months ended December 31, 2016 of $3.9 million was primarily driven by non-cash net gains from foreign exchange translation recorded during the period of $7.5 million, partially offset by $4.3 million of financing charges in the prior year.
Provision/(Benefit) for Income Taxes
During the second quarter ended December 31, 2017, we recorded a one-time net charge of $46.0 million within our income tax provision as a provisional estimate of the net accounting impact of the 2017 Tax Act in accordance with SAB 118, of which $48.7 million million related to the mandatory transition tax for deemed repatriation of deferred foreign income, $8.7 million of which we expect to pay over an 8-year period after considering the use of certain net operating losses and foreign tax credits, and certain limitations on executive compensation. The impact to our business resulting from the 2017 Tax Act, including related changes to our tax obligations and effective tax rate in future periods, as well as the one-time enactment-related charges recorded during the second quarter in fiscal 2018 on a provisional basis, are based on a reasonable estimate and are subject to change, and any change could differ materially from our current expectations. Further, there are certain effects of the 2017 Tax Act we cannot reasonably estimate as of the time of this filing, including (a) the GILTI rules, (b) the FDII deduction, (c) the BEAT, (d)provisions eliminating or reducing certain income tax deductions, such as interest expense, and certain employee expenses, and (e) the state tax impact of the 2017 Tax Act. As additional data is gathered, analyzed, and considered in context of the 2017 Tax Act and ASC 740, we may record additional or different tax charges in future periods during the measurement period.
Our provision for income taxes for the six months ended December 31, 2017 was $48.0 million relative to earnings before income taxes of $29.9 million. Our provision for income taxes for the six months ended December 31, 2016 was $9.7 million relative to earnings before income taxes of $31.7 million. The income tax provision for the current period is not comparable to the same period of the prior year due to the impact of the 2017 Tax Act, changes in pretax income over many jurisdictions, and the impact of discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, other special items, and other discrete tax items, which may have unique tax implications depending on the nature of the item.
Segment Review
The Company’s results on a segment basis for the six months ended December 31, 2017 compared to the six months ended December 31, 2016 were as follows:

	Six Months Ended December 31,		FX impact	Constant Currency Increase/(Decrease)
(Dollars in millions)	2017	2016		Change $	Change %
Softgel Technologies
Net revenue	$447.8	$388.3	$11.1	$48.4	12%
Segment EBITDA	85.2	73.9	1.2	10.1	14%
Drug Delivery Solutions
Net revenue	511.2	405.3	9.5	96.4	24%
Segment EBITDA	128.5	92.0	2.3	34.2	37%
Clinical Supply Services
Net revenue	218.4	152.0	4.1	62.3	41%
Segment EBITDA	35.7	22.1	1.1	12.5	57%
Inter-segment revenue elimination	(27.2)	(19.7)	(1.2)	(6.3)	32%
Unallocated costs (1)	(82.2)	(40.1)	(2.3)	(39.8)	99%
Combined total
Net revenue	$1,150.2	$925.9	$23.5	$200.8	22%

EBITDA from continuing operations	$167.2	$147.9	$2.3	$17.0	11%
     *Percentage not meaningful

(1)	Unallocated costs includes equity-based compensation, certain acquisition-related costs, impairment charges, and certain other costs that are not allocated to the segments as follows:

	Six Months Ended December 31,
(Dollars in millions)	2017	2016
Impairment charges and gain/(loss) on sale of assets	$(4.2)	$(0.5)
Equity compensation	(15.5)	(11.8)
Restructuring and other special items (2)	(24.2)	(13.1)
Other income/(expense), net (3)	(19.3)	3.9
Non-allocated corporate costs, net	(19.0)	(18.6)
Total unallocated costs	$(82.2)	$(40.1)

(2)	Restructuring and other special items include transaction and integration costs associated with the acquisition of Catalent Indiana.

(3)
Amounts for the six months ended December 31, 2017 include $11.8 million of financing expenses related to the offering of the USD Notes and the Third Amendment and include a $6.1 million charge for commitment fees paid during the first quarter of fiscal 2018 the Bridge Facility.

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations:

	Six Months Ended December 31,
(Dollars in millions)	2017	2016
Earnings/(loss) from continuing operations	$(18.1)	$22.0
Depreciation and amortization	85.8	71.3
Interest expense, net	51.5	44.9
Income tax (benefit)/expense	48.0	9.7
EBITDA from continuing operations	$167.2	$147.9
Softgel Technologies segment

	2017 vs. 2016
Factors Contributing to Year-Over-Year Change	Six Months Ended December 31,
	Net Revenue	Segment EBITDA
Revenue/Segment EBITDA without acquisitions	(1)%	1%
Impact of acquisitions	13%	13%
Constant currency change	12%	14%
Foreign exchange fluctuation	3%	1%
Total % Change	15%	15%
Softgel Technologies’ net revenue increased $48.4 million, or 12%, excluding the impact of foreign exchange, compared to the six months ended December 31, 2016. Net revenue decreased 1%, excluding the impact of the Accucaps acquisition, primarily driven by decreased profit participation revenue of 1% as compared to six months ended December 31, 2016.
Softgel Technologies' Segment EBITDA increased by $10.1 million, or 14%, compared to the six months ended December 31, 2016, excluding the impact of foreign exchange. Segment EBITDA increased 1% excluding the impact of the Accucaps acquisition. Excluding the reduction of product participation profit of 5%, segment EBITDA without acquisitions increased 6%, primarily related to the impact of a historical contractual settlement of 4% and a favorable shift in product mix within our prescription products in North America.
Net revenue and Segment EBITDA in our Softgel Technologies segment increased in the six months ended December 31, 2017 compared to the six months ended December 31, 2016 by 13% and 13%, respectively, due to the Accucaps acquisition.
In December 2017, we divested of two manufacturing sites in Asia Pacific operated within the Softgel Technologies segment in order to better streamline our global operations. The site divestitures were material neither individually nor in aggregate to the segment or to the Company.

Drug Delivery Solutions segment

	2017 vs. 2016
Factors Contributing to Year-Over-Year Change	Six Months Ended December 31,
	Net Revenue	Segment EBITDA
Revenue/Segment EBITDA without acquisitions	11%	14%
Impact of acquisitions	13%	23%
Constant currency change	24%	37%
Foreign exchange fluctuation	2%	3%
Total % Change	26%	40%
Net revenue in our Drug Delivery Solutions segment increased by $96.4 million, or 24%, compared to the six months ended December 31, 2016, excluding the impact of foreign exchange. Revenue without acquisitions increased by 11%, driven primarily by favorable end customer demand for certain higher margin offerings primarily in our U.S. operations within our oral delivery solutions platform of 5%, increased volume from our biologics offerings of 4% and by timing of execution related to timing of a standard maintenance shut-down at our European sterile pre-filled syringe facility of 2%.
Drug Delivery Solutions' Segment EBITDA increased by $34.2 million, or 37%, compared to the six months ended December 31, 2016, excluding the impact of foreign exchange. Segment EBITDA without acquisitions increased by 14%, primarily due to an increase in sales volumes driven by favorable end-customer demand for certain higher margin offerings primarily in our U.S. operations within our oral delivery solutions platform of 11%, increased volume from our biologics offerings of 10%, and favorable absorption of cost and timing of a standard maintenance shut-down at our European sterile pre-filled syringe facility of 5%. Segment EBITDA also increased as a result of increased profit from our San Diego site (obtained as part of the Pharmatek acquisition) lapping a full year of ownership. These increases were partially offset by operational inefficiencies with respect to products utilizing our blow-fill-seal technology platform of 10%, decreased profit from our analytical services platform driven by decreased sales volumes related to fee-for-service development work and analytical testing in the U.S. of 6%.
On September 22, 2016, we acquired Pharmatek, which increased net revenue and EBITDA in our Drug Delivery Solutions segment for the six months ended December 31, 2017 by 2% and 1%, respectively, compared to the corresponding prior-year period.
On October 23, 2017, we acquired Catalent Indiana which increased net revenue and EBITDA in our Drug Delivery Solutions segment for the six months ended December 31, 2017 by 11% and 22%, respectively, compared to the corresponding prior-year period.
Clinical Supply Services segment

	2017 vs. 2016
Factors Contributing to Year-Over-Year Change	Six Months Ended December 31,
	Net Revenue	Segment EBITDA
Revenue/Segment EBITDA without acquisitions	41%	57%
Impact of acquisitions	—%	—%
Constant currency change	41%	57%
Foreign exchange fluctuation	3%	5%
Total % Change	44%	62%
Clinical Supply Services' net revenue increased by $62.3 million, or 41%, compared to the six months ended December 31, 2016, excluding the impact of foreign exchange, primarily due to increased lower-margin comparator sourcing volume of approximately $35 million, or 23%, and higher volume related to our storage and distribution business of approximately $27 million, or 18%.
Clinical Supply Services' Segment EBITDA increased by $12.5 million, or 57%, excluding the impact of foreign exchange, compared to the six months ended December 31, 2016, primarily due to increased sales volumes in our storage and distribution business, improved capacity utilization across the network, as well as increased profit from our lower-margin comparator sourcing.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal source of liquidity has been cash flows generated from operations and certain financing activities for acquisitions. The principal uses of cash are to fund planned operating and capital expenditures, business or asset acquisitions, interest payments on debt and any mandatory or discretionary principal payments on debt issuances. As of December 31, 2017, our financing needs were supported by the five-year, $200 million revolving credit facility maintained by Catalent Pharma Solutions, Inc. (our "Operating Company") that matures in May 2022 (following the Third Amendment in October 2017), the capacity of which is reduced by $13.0 million in outstanding letters of credit. The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings, referred to as swing-line borrowings. As of December 31, 2017, we had no outstanding borrowings under our revolving credit facility.
On October 29, 2015, our Board of Directors authorized a share repurchase program to use up to $100.0 million to repurchase shares of our outstanding common stock. Under the program, we are authorized to repurchase shares through open market purchases, privately negotiated transactions or otherwise as permitted by applicable federal securities laws. There has been no purchase pursuant to this program as of December 31, 2017.
U.S. Tax Reform Considerations

Recent changes to the taxation of undistributed foreign earnings in connection with the 2017 Tax Act could potentially change our future intentions regarding the reinvestment of such earnings. We intend to continue to monitor regulatory developments concerning the taxation of undistributed foreign earnings, as well as our liquidity needs both domestic and foreign. If our plans change and we choose to repatriate any funds to the U.S. in the future, we could potentially be subject to applicable state, local, and/or foreign taxes. We have yet to determine the potential use of any cash that may be repatriated to the U.S. as a result of the 2017 Tax Act. Based on the current estimate of the mandatory transition cash tax liability of $8.7 million and timing of the related payments, we believe that cash from operations will be sufficient to make all required payments.
Cash Flows
The following table summarizes our consolidated statement of cash flows:

	Six Months Ended December 31,
(Dollars in millions)	2017	2016	Difference
Net cash provided by/(used in):
Operating activities	$176.0	$96.0	$80.0
Investing activities	$(825.7)	$(138.5)	$(687.2)
Financing activities	$682.4	$175.7	$506.7
Operating Activities
For the six months ended December 31, 2017, cash provided by operating activities was $176.0 million compared to $96.0 million for the corresponding prior-year period. Cash flow from operating activities for the six months ended December 31, 2017 increased due to certain working capital improvements primarily driven by a decrease in trade receivables from the higher collection of receivables during the current-year six-month period compared to the prior-year period.
Investing Activities
For the six months ended December 31, 2017, cash used in investing activities was $825.7 million compared to $138.5 million for the six months ended December 31, 2016, primarily driven by $748.0 million of cash paid for the acquisition of Catalent Indiana in the second quarter of fiscal 2018. During the prior-year six-month period, $86.9 million of cash was paid for the acquisition of Pharmatek, net of cash acquired. The increase in cash used in investing activities was also due to an increase in acquisitions of property, plant and equipment, which totaled $82.9 million for the six months ended December 31, 2017 compared to $54.1 million in the six months ended December 31, 2016.

Financing Activities
For the six months ended December 31, 2017, cash provided by financing activities was $682.4 million compared to $175.7 million for the six months ended December 31, 2016, primarily driven by net proceeds of $442.6 million and $277.8 million raised as part of our Debt Offering and a primary offering of our common stock in September 2017 (the "Equity Offering"), respectively, during the current-year six-month period. In the Equity Offering, we sold 7.4 million shares of our common stock at a price of $39.10 per share, before underwriting discounts and commissions. The net proceeds of $277.8 million includes the effect of these discounts and commissions and other offering expenses. The net proceeds of these offerings were used to fund a portion of the initial consideration for the Catalent Indiana acquisition. Contemporaneous to completing the Debt Offerings, we completed the Third Amendment to lower the interest rate and extend the maturity dates on our senior secured credit facilities. In connection with the Debt Offering and the Third Amendment, we incurred $22.8 million of debt discount and third-party financing costs, of which $11.8 million was expensed and recorded in other expense/(income), net in the consolidated statement of operations.
Guarantees and Security
Senior Secured Credit Facilities
All obligations under the Credit Agreement and the guarantees of those obligations are secured by substantially all of the following assets of Operating Company and each guarantor (Operating Company's parent entity, PTS Intermediate Holdings LLC ("PTS Intermediate"), and each of Operating Company's material domestic subsidiaries), subject to certain exceptions:

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
The Euro Notes and the USD Notes
All obligations under the Euro Notes and the USD Notes are general, unsecured and subordinated to all existing and future secured indebtedness of the guarantors to the extent of the value of the assets securing such indebtedness. The Euro Notes and the USD Notes are each separately guaranteed by all of Operating Company's wholly owned U.S. subsidiaries that guarantee the senior secured credit facilities. Neither the Euro Notes nor the USD Notes are guaranteed by either PTS Intermediate or Catalent, Inc.
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
The Credit Agreement also contains change of control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of December 31, 2017, we were in compliance with all material covenants related to our senior-secured obligations.
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
The Euro Notes and the USD Notes
The Indentures governing the Euro Notes and the USD Notes (the "Indentures") contain covenants that, among other things, limit the ability of Operating Company and its restricted subsidiaries to incur or guarantee more debt or issue certain preferred shares, pay dividends on, repurchase or make distributions in respect of their capital stock or make other restricted payments, make certain investments, sell certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets, enter into certain transactions with their affiliates, and designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions, limitations and qualifications as set forth in the Indentures. The Indentures also contain customary events of default including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of Operating Company or certain of its subsidiaries. Under the Indentures, upon an event of default, either the holders of at least 30% in principal amount of either the then-outstanding Euro Notes or the then-outstanding USD Notes, or either of the Trustees under the applicable notes may declare the applicable notes immediately due and payable, or in certain circumstances, the applicable notes automatically will become due and immediately payable. As of December 31, 2017, we were in compliance with all material covenants related to the Indentures.

As of December 31, 2017 and June 30, 2017, the amounts of cash and cash equivalents held by foreign subsidiaries were $272.2 million and $249.8 million, respectively, out of the total consolidated cash and cash equivalents of $329.5 million and $288.3 million, respectively. These balances are dispersed across many international locations around the world.
Backlog
While we generally have long-term supply agreements that provide for a revenue stream over a period of years, our backlog represents, as of a point in time, future service revenues from work not yet completed. For our Softgel Technologies and Drug Delivery Solutions segments, backlog represents firm orders for manufacturing services and includes minimum volumes, where applicable. For our Clinical Supply Services segment, backlog represents estimated future service revenues from work not yet completed under signed contracts. Using these methods of reporting backlog, as of December 31, 2017, backlog was approximately $1,121.6 million, compared to approximately $1,052.2 million as of June 30, 2017, including approximately $306.0 million and $338.3 million, respectively, related to our Clinical Supply Services segment. We expect to recognize approximately 70% of revenue from the backlog in existence as of December 31, 2017 by June 30, 2018.
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
Interest Rate Risk Management
A portion of the debt used to finance our operations is exposed to interest-rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed- and floating-rate assets and liabilities. Historically, we have used interest-rate swaps to manage the economic effect of variable rate interest obligations associated with our floating-rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on our future interest expense. As of December 31, 2017, we did not have any interest-rate swap agreements in place that would have the economic effect of modifying the variable interest obligations associated with our floating-rate term loans.
Currency Risk Management
We are exposed to fluctuations in the Euro-USD exchange rate on our investments in our operations in Europe. While we do not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in euros. At December 31, 2017, we had $811.9 million of euro-denominated debt outstanding that qualifies as a hedge of a net investment in foreign operations. Refer to Note 9 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of net investment hedge activity in the period.
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
Contractual Obligations
Besides the changes in our long-term obligations related to the Third Amendment, the offering of the USD Notes, and the deferred purchase consideration associated with the Catalent Indiana acquisition as disclosed in Liquidity and Capital Resources earlier in this Item, there has been no significant change to our contractual obligations since our Annual Report on Form 10-K for the period ended June 30, 2017. Refer to Note 10 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion regarding tax reform and the Company's long-term obligations.
Off-Balance Sheet Arrangements
Other than operating leases and outstanding letters of credit as discussed above, we do not have any material off-balance sheet arrangements as of December 31, 2017.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to cash flow and earnings fluctuations as a result of certain market risks. These market risks primarily relate to changes in interest rates associated with our long-term debt obligations and foreign exchange rate changes.
Interest Rate Risk
The Company has historically used interest-rate swaps to manage the economic effect of variable rate interest obligations associated with our floating-rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on our future interest expense. As of December 31, 2017, we did not have any interest-rate swap agreements in place that would either have the economic effect of modifying the variable interest obligations associated with our floating-rate term loans or would be considered an effective cash flow hedge for financial reporting purposes.
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
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any control or procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our President and Chief Executive Officer, and our Executive Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
The Company continues to receive and resolve claims stemming from a prior, temporary, regulatory suspension of one of our manufacturing facilities. To date, more than 30 customers of the facility have presented claims against the Company for alleged losses, including lost profits and other types of indirect or consequential damages that they have allegedly suffered due to the temporary suspension, or have reserved their right to do so subsequently. The Company is unable to estimate at this time either the total value of claims that are reasonably possible to be asserted with respect to this matter or the likely cost to resolve them, although (a) as of the end of December 31, 2017, the Company has settled 18 customer claims and (b) certain remaining customers have presented the Company with support for other claims having an aggregate claim value of approximately $4 million. To date, none of the asserted claims takes into account limitations of liability in the contracts governing these claims or any other defense that the Company may assert. In addition, the Company may have insurance for additional costs it may incur as a result of such claims, subject to various deductibles and other limitations, but there can be no assurance as to the aggregate amount or timing of insurance recoveries against any such costs.
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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than what was disclosed in the Special Note Regarding Forward-Looking Statements and discussed below, there has been no material change to the risk factors disclosed in the Company’s Annual Report on Form 10-K.
The following information amends, updates, and should be read in conjunction with the risk factors and information disclosed in the Fiscal 2017 10-K.
The impact to our business of recently enacted U.S. tax legislation could differ materially from our current estimates.
On December 22, 2017, the U.S. government enacted wide-ranging tax legislation, the 2017 Tax Act. The 2017 Tax Act significantly revises U.S. tax law by, among other provisions, lowering the applicable U.S. federal statutory income tax rate from 35% to 21%, creating a partial territorial tax system that includes a mandatory one-time transition tax on previously deferred foreign earnings, and eliminating or reducing certain income tax deductions.
Although we are still determining whether the 2017 Tax Act will ultimately benefit our results of operations and financial condition in future periods, primarily by reducing the applicable U.S. federal statutory income tax rate from 35% to 21%, we recorded a one-time net charge of $46.0 million within our income tax provision as a provisional estimate of the net accounting impact of the 2017 Tax Act in the second quarter of fiscal 2018. We recorded this charge on a provisional basis, based on our present understanding of the 2017 Tax Act and other information available as of the time of the estimates, including assumptions and expectations about future events.
Although we believe these provisional amounts represent a reasonable estimate of the ultimate enactment-related impact the 2017 Tax Act will have on our consolidated financial statements, we may adjust these amounts materially as additional information becomes available and we complete further analyses. The impact of the 2017 Tax Act to our business in future periods is also subject to a variety of factors beyond our control including, but not limited to, (i) potential amendments to the 2017 Tax Act; (ii) potential changes to state, local, and foreign tax laws in response to the 2017 Tax Act; and (iii) potential new or interpretative guidance issued by the SEC, the Financial Accounting Standards Board or the Internal Revenue Service related to the 2017 Tax Act. Any of these factors could cause our actual results to differ materiality from our current expectations and/or investors’ expectations. Further, there are certain effects of the 2017 Tax Act we cannot reasonably estimate, including (a) the GILTI rules, (b) the FDII deduction, (c) the BEAT, (d) provisions eliminating or reducing certain income tax deductions, such as interest expense, and certain employee expenses, and (e) the state tax impact of the 2017 Tax Act. As we gather, analyze, and consider additional data in the context of the 2017 Tax Act and ASC 740 Income Taxes, we may adjust in future periods our current estimates, but we will do so only during the measurement period prescribed by SAB 118. Any such adjustment may be material.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

Purchase of Equity Securities
None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.    EXHIBITS
Exhibits:

10.1
Offer letter, dated January 31, 2018, between Wetteny Joseph and Catalent Pharma Solutions, LLC (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on February 5, 2018, File No. 001-36587) †

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

101.1
The following financial information from Catalent, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 formatted in XBRL: (i) Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2017 and 2016; (ii) Consolidated Statements of Comprehensive Income/(Loss) for the Three and Nine Months Ended December 31, 2017 and 2016 (iii) Consolidated Balance Sheets as of December 31, 2017 and June 30, 2017; (iv) Consolidated Statement of Changes in Shareholders’ Equity/(Deficit) as of December 31, 2017; (v) Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2017 and 2016; and (vi) Notes to Unaudited Consolidated Financial Statements.

* Filed herewith
** Furnished herewith
† Represents a management contract, compensatory plan or arrangement in which the directors and/or executive officers are eligible to participate.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALENT, INC. (Registrant)

Date:	February 5, 2018	By:	/s/ John R. Chiminski
John R. Chiminski
President & Chief Executive Officer

Date:	February 5, 2018	By:	/s/ Matthew M. Walsh
Matthew M. Walsh
Executive Vice President & Chief Financial Officer