Form 10-Q
period 2018-03-31
Catalent, Inc.
filed 2018-05-01
CIK 1596783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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

On April 27, 2018, there were 133,369,281 shares of the Registrant's common stock, par value $0.01 per share, issued and outstanding.

CATALENT, INC. and Subsidiaries

INDEX TO FORM 10-Q
For the Three and Nine Months Ended March 31, 2018

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
These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments, and other factors they believe to be appropriate. Any forward-looking statement is subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements.
Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include, but are not limited to, those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (the "Fiscal 2017 10-K") and the following:

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

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties, and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits, or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct, or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this report apply only as of the date of this report or as of the date they were made and we undertake no obligation, to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

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

PART I.    FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Catalent, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited; Dollars in millions, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Net revenue	$627.9	$532.6	$1,778.1	$1,458.5
Cost of sales	436.2	365.2	1,258.9	1,019.1
Gross margin	191.7	167.4	519.2	439.4
Selling, general, and administrative expenses	117.0	100.9	338.3	295.3
Impairment charges and (gain)/loss on sale of assets	0.2	1.8	4.4	2.3
Restructuring and other	1.4	0.1	2.7	4.5
Operating earnings	73.1	64.6	173.8	137.3
Interest expense, net	29.9	22.6	81.4	67.5
Other expense/(income), net	10.5	7.3	29.8	3.4
Earnings from continuing operations, before income taxes	32.7	34.7	62.6	66.4
Income tax expense	13.7	8.7	61.7	18.4
Net earnings	$19.0	$26.0	$0.9	$48.0

Earnings per share:
Basic
Net earnings	$0.14	$0.21	$0.01	$0.38
Diluted
Net earnings	$0.14	$0.21	$0.01	$0.38
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited; Dollars in millions)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Net earnings	$19.0	$26.0	$0.9	$48.0
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	38.2	24.6	62.9	(39.2)
Pension and other post-retirement adjustments	0.4	0.8	1.3	2.3
Available for sale investments	0.7	1.0	(5.7)	16.3
Other comprehensive income/(loss), net of tax	39.3	26.4	58.5	(20.6)
Comprehensive income	$58.3	$52.4	$59.4	$27.4
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited; Dollars in millions, except share and per share data)

	March 31, 2018	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$391.5	$288.3
Trade receivables, net	506.8	488.8
Inventories	223.6	184.9
Prepaid expenses and other	92.5	97.8
Total current assets	1,214.4	1,059.8
Property, plant, and equipment, net	1,271.4	995.9
Other assets:
Goodwill	1,438.6	1,044.1
Other intangibles, net	572.2	273.1
Deferred income taxes	26.9	53.9
Other	30.6	27.5
Total assets	$4,554.1	$3,454.3

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$70.6	$24.6
Accounts payable	182.9	163.2
Other accrued liabilities	304.0	281.2
Total current liabilities	557.5	469.0
Long-term obligations, less current portion	2,706.5	2,055.1
Pension liability	128.0	129.5
Deferred income taxes	31.4	31.7
Other liabilities	62.3	45.5
Commitment and contingencies (see Note 13)

Shareholders' equity/(deficit):
Common stock $0.01 par value; 1.0 billion shares authorized on March 31, 2018 and June 30, 2017, 133,369,281 and 125,049,867 issued and outstanding on March 31, 2018 and June 30, 2017, respectively.	1.3	1.3
Preferred stock $0.01 par value; 100 million authorized on March 31, 2018 and June 30, 2017, 0 issued and outstanding on March 31, 2018 and June 30, 2017.	—	—
Additional paid in capital	2,277.5	1,992.0
Accumulated deficit	(954.8)	(955.7)
Accumulated other comprehensive income/(loss)	(255.6)	(314.1)
Total shareholders' equity	1,068.4	723.5
Total liabilities and shareholders' equity	$4,554.1	$3,454.3
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity/(Deficit)
(Unaudited; Dollars in millions, except share data in thousands)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity/ (Deficit)
Balance at June 30, 2017	125,049.9	$1.3	$1,992.0	$(955.7)	$(314.1)	$723.5
Equity offering, sale of common stock	7,354.2	—	277.8			277.8
Share issuances related to equity-based compensation	965.2					—
Equity compensation			21.1			21.1
Cash paid, in lieu of equity, for tax withholding			(13.4)			(13.4)
Net earnings				0.9		0.9
Other comprehensive income, net tax					58.5	58.5
Balance at March 31, 2018	133,369.3	$1.3	$2,277.5	$(954.8)	$(255.6)	$1,068.4
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; Dollars in millions)

	Nine Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$0.9	$48.0
Adjustments to reconcile earnings from continued operations to net cash from operations:
Depreciation and amortization	137.5	107.8
Non-cash foreign currency transaction (gain)/loss, net	14.3	5.7
Amortization and write-off of debt financing costs	3.6	5.6
Asset impairments and (gain)/loss on sale of assets	4.4	2.3
Reclassification of financing fees paid	11.8	—
Equity compensation	21.1	16.4
Provision/(benefit) for deferred income taxes	40.3	0.8
Provision for bad debts and inventory	4.9	5.6
Change in operating assets and liabilities:
Decrease/(increase) in trade receivables	33.6	26.3
Decrease/(increase) in inventories	(6.3)	(20.2)
Increase/(decrease) in accounts payable	15.3	(12.4)
Other assets/accrued liabilities, net — current and non-current	(10.2)	13.4
Net cash provided by operating activities	271.2	199.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and other productive assets	(117.7)	(87.8)
Proceeds from sale of property and equipment	1.8	0.7
Proceeds from sale of subsidiaries	3.4	—
Payment for acquisitions, net of cash acquired	(748.0)	(169.9)
Net cash (used in) investing activities	(860.5)	(257.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in other borrowings	(2.6)	(5.9)
Proceeds from borrowing, net	442.6	397.4
Payments related to long-term obligations	(14.2)	(213.9)
Financing fees paid	(15.6)	(6.4)
Proceeds from sale of common stock, net	277.8	—
Cash paid, in lieu of equity, for tax-withholding obligations	(13.4)	(2.8)
Net cash provided by financing activities	674.6	168.4
Effect of foreign currency on cash	17.9	(1.1)
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	103.2	109.6
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	288.3	131.6
CASH AND EQUIVALENTS AT END OF PERIOD	$391.5	$241.2
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$57.2	$54.8
Income taxes paid, net	$8.3	$25.8

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Catalent, Inc. ("Catalent" or the "Company") directly and wholly owns PTS Intermediate Holdings LLC ("Intermediate Holdings"). Intermediate Holdings directly and wholly owns Catalent Pharma Solutions, Inc. ("Operating Company"). The financial results of Catalent are comprised of the financial results of Operating Company and its subsidiaries on a consolidated basis.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018. The consolidated balance sheet at June 30, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information on the Company's accounting policies and footnotes, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017 filed with the Securities and Exchange Commission ("SEC").
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
Foreign Currency Translation
The financial statements of the Company’s operations outside the U.S. are generally measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign operations into U.S. dollars are accumulated as a component of other comprehensive income/(loss) utilizing period-end exchange rates. The currency fluctuations related to certain long-term inter-company loans deemed to not be repayable in the foreseeable future have been recorded within cumulative translation adjustment, a component of other comprehensive income/(loss). In addition, the currency fluctuation associated with the portion of the Company’s euro-denominated debt designated as a net investment hedge is included as a component of other comprehensive income/(loss). Foreign-currency transaction gains and losses calculated by utilizing weighted average exchange rates for the period are included in the consolidated statements of operations in the other expense/(income), net line item. Foreign currency translation gains and losses generated from inter-company loans that are long-term in nature, but may be repayable in the foreseeable future, are also recorded within the other expense/(income), net line item on the consolidated statements of operations.
Revenue Recognition
In accordance with Accounting Standards Codification ("ASC") 605 Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. In cases where the Company has multiple contracts with the same customer, the Company evaluates those contracts to assess if the contracts are linked or are separate arrangements. Factors the Company considers include the timing of negotiation, interdependency with other contracts or elements, and payment terms. The Company and its customers generally view each contract discussion as a separate arrangement.
Manufacturing and packaging service revenue is recognized upon delivery of the product in accordance with the terms of the contract, which specify when transfer of title and risk of loss occurs. Some of the Company’s manufacturing contracts with its customers have annual minimum purchase requirements. At the end of the contract year, revenue is recognized for the unfilled purchase obligation in accordance with the contract terms. Development service contracts generally take the form of a fee-for-service arrangement. After the Company has evidence of an arrangement, the price is determinable, and there is a reasonable expectation regarding payment, the Company recognizes revenue at the point in time the service obligation is completed and accepted by the customer. Examples of output measures include a formulation report, analytical and stability testing, clinical batch production or packaging, and the storage and distribution of a customer’s clinical trial material. Development service revenue is primarily driven by the Company’s Drug Delivery Solutions and Softgel Technologies segments.
Arrangements containing multiple elements, including service arrangements, are accounted for in accordance with the provisions of ASC 605-25 Revenue Recognition—Multiple-Element Arrangements. The Company determines the separate units of account in accordance with ASC 605-25. If the deliverable meets the criteria of a separate unit of accounting, the arrangement consideration is allocated to each element based upon its relative selling price. In determining the best evidence of selling price of a unit of account, the Company utilizes vendor-specific objective evidence ("VSOE"), which is the price the Company charges when the deliverable is sold separately. When VSOE is not available, management uses relevant third-party evidence ("TPE") of selling price, if available. When neither VSOE nor TPE of selling price exists, management uses its best estimate of selling price.
Goodwill
The Company accounts for purchased goodwill and intangible assets with indefinite lives in accordance with ASC 350 Goodwill, Intangible and Other Assets. Under ASC 350, goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually. The Company's most recent annual goodwill impairment test was conducted as of April 1, 2017. The Company assesses goodwill for possible impairment by comparing the carrying value of its reporting units to their fair values. The Company determines the fair value of its reporting units utilizing estimated future discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize. In addition, the Company uses comparative market information and other factors to corroborate the discounted cash flow results.
Property and Equipment and Other Definite Lived Intangible Assets
Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including capital lease assets that are amortized over the shorter of their useful lives or the terms of the respective leases. The Company generally uses the following ranges of useful lives for its property and equipment categories: buildings and improvements — 5 to 50 years; machinery and equipment — 3 to 10 years; and furniture and fixtures — 3 to 7 years. Depreciation expense was $34.1 million and $92.4 million for the three and nine months ended March 31, 2018, respectively, and $25.5 million and $74.7 million for the three and nine months ended March 31, 2017, respectively. Depreciation expense includes amortization of assets related to capital leases. The Company charges repairs and maintenance costs to expense as incurred. The amount of capitalized interest was immaterial for all periods presented.
Intangible assets with finite lives, primarily including customer relationships, patents, and trademarks are amortized over their useful lives. The Company evaluates the recoverability of its other long-lived assets, including amortizing intangible assets, if circumstances indicate impairment may have occurred pursuant to ASC 360 Property, Plant and Equipment. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an un-discounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the consolidated statements of operations. Fair value is determined based on assumptions the Company believes marketplace participants would utilize and comparable marketplace information in similar arm's-length transactions. Impairment charges related to definite-lived intangible assets and property, plant, and equipment were not material for the three and nine months ended March 31, 2018 and 2017.
Research and Development Costs
The Company expenses research and development costs as incurred. Costs incurred in connection with the development of new offerings and manufacturing process improvements are recorded within selling, general, and administrative expenses. Such research and development costs included in selling, general, and administrative expenses amounted to $1.8 million and $5.1 million for the three and nine months ended March 31, 2018, respectively, and $2.3 million and $5.3 million for the three and nine months ended March 31, 2017, respectively. Costs incurred in connection with research and development services the Company provides to customers and services performed in support of the commercial manufacturing process for customers are recorded within cost of sales. Such research and development costs included in cost of sales amounted to $11.2 million and $33.6 million for the three and nine months ended March 31, 2018, respectively, and $11.5 million and $32.8 million for the three and nine months ended March 31, 2017, respectively.

Earnings Per Share
The Company reports net earnings per share in accordance with ASC 260 Earnings per Share. Under ASC 260, basic earnings per share, which excludes dilution, is computed by dividing net earnings or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution caused by securities that could be exercised or converted into common shares, and is computed by dividing net earnings or loss available to common stockholders by the weighted average of common shares outstanding plus the dilutive potential common shares. Diluted earnings per share includes in-the-money stock options, restricted stock units, and unvested restricted stock using the treasury stock method. During a loss period, the assumed exercise of in-the-money stock options has an anti-dilutive effect, and, therefore, these instruments are excluded from the computation of diluted earnings per share.
Equity-Based Compensation
The Company accounts for its equity-based compensation awards pursuant to ASC 718 Compensation—Stock Compensation. ASC 718 requires companies to recognize compensation expense using a fair-value-based method for costs related to share-based payments including stock options, restricted stock units, and restricted stock. The expense is measured based on the grant date fair value of the awards, and the expense is recorded over the applicable requisite service period using the accelerated attribution method. Forfeitures are recognized as and when they occur. In the absence of an observable market price for a share-based award, the fair value is based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price based on peer companies, the expected dividends on the underlying shares, and the risk-free interest rate.
The terms of the Company’s equity-based compensation plans permit an employee holding vested awards to elect to have the Company withhold a portion of the shares otherwise issuable upon the employee's exercise of an option or receipt of stock, a so-called "net settlement transaction," as a means of paying the option exercise price or meeting tax-withholding requirements, or both.
Marketable Securities

Marketable securities consist of investments that have a readily determinable fair value based on quoted market price of the investment, which is considered a Level 1 fair-value measurement. Under ASC 320, Investments—Debt and Equity Securities, these investments are classified as available-for-sale and are reported at fair value in other current assets on the Company's consolidated balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income/(loss). Realized gains and losses are reported within other expense/(income). Under the Company's accounting policy, a decline in the fair value of marketable securities is deemed to be "other than temporary" and such marketable securities are generally considered to be impaired if their fair value is less than the Company's cost basis for a period based on the particular facts and circumstances surrounding the investment. If a decline in the fair value of a marketable security below the Company's cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge.

Recent Financial Accounting Standards
Recently Adopted Accounting Standards
In July 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2015-11, Simplifying the Measurement of Inventory, which requires an entity to measure inventory at lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The ASU is effective for public reporting entities in fiscal years beginning after December 15, 2016. The Company adopted this ASU prospectively in fiscal 2018. The adoption of this ASU did not have any material impact to the Company's consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides clarification on the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. The guidance will be effective for public reporting entities in fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. The Company early adopted this ASU retrospectively in fiscal 2018. The adoption of this ASU did not have any material impact to the Company's consolidated financial statements.
New Accounting Standards Not Adopted as of March 31, 2018
In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits an entity to reclassify to retained earnings the stranded tax effects caused by the Tax Cuts and Jobs Act of 2017 on items within accumulated other comprehensive income/(loss). The ASU will be effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which reduces the complexity of and simplifies the application of hedge accounting by preparers. The ASU will be effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. The adoption of this guidance is not expected to be material to the Company's consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when an entity will apply modification accounting for changes to stock-based compensation arrangements. Modification accounting applies if the value, vesting conditions, or classification of an award changes. The ASU will be effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted. The adoption of this guidance is not expected to be material to the Company's consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires entities to report the service cost component of the net periodic benefit cost in the same income statement line as other compensation costs arising from services rendered by employees during the reporting period. The other components of the net benefit costs will be presented in the income statement separately from the service cost and below the income from operations subtotal. The ASU will be effective for public reporting entities in fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted in the first interim period of a fiscal year. The adoption of this guidance is not expected to be material to the Company's consolidated financial statements.
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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will supersede ASC 840 Leases. The new guidance requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases and will be effective for public reporting entities in annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The guidance is required to be adopted using the modified retrospective approach. The Company anticipates that most of its operating leases will result in the recognition of additional assets and corresponding liabilities on its consolidated balance sheets. The Company continues to evaluate the impact of adopting this guidance and its implication on its consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which will supersede nearly all existing revenue-recognition guidance. The new guidance’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, the new guidance creates a five-step model that requires a company to exercise judgment when considering the terms of the contracts and all relevant facts and circumstances. The five steps require a company to identify customer contracts, identify the separate performance obligations, determine the transaction price, allocate the transaction price to the separate performance obligations, and recognize revenue when each performance obligation is satisfied. On July 9, 2015, the FASB approved a one-year deferral of the effective date so that the new guidance is effective for public reporting entities for annual and interim periods beginning after December 15, 2017. The new guidance allows for either full retrospective adoption, where the standard is applied to all periods presented, or modified retrospective adoption, where the standard is applied only to the most current period presented in the financial statements. Early adoption is permitted. The Company has identified its revenue streams, reviewed the initial impacts of adopting the new standard on those revenue streams, and appointed a governance committee and project management leader. While the Company continues to assess all potential impacts of the standard, it has preliminarily assessed that the timing of revenue recognition may change for certain contractual arrangements containing minimum-volume commitments in which the price is not fixed or determinable pursuant to the terms of the agreement. Under the current standard, the related pricing adjustments are considered to be contingent, while under the new standard they will likely be accounted for as variable consideration and revenue might be recognized earlier provided that the Company can reliably estimate the amount expected to be realized. Further, the Company has preliminarily determined that, for commercial supply arrangements, revenue will be recognized at the point in time of completing the required quality assurance process. The Company expects to adopt the new standard on a modified retrospective basis.

2.	BUSINESS COMBINATIONS

Transaction Overview:
On October 23, 2017, the Company acquired 100% of the equity interest in Cook Pharmica LLC (now doing business as Catalent Indiana, LLC, "Catalent Indiana") for an aggregate nominal purchase price of $950 million, subject to adjustment, in order to enhance the Company's biologics capabilities. Catalent Indiana is a biologics-focused contract development and manufacturing organization with capabilities across biologics development, clinical, and commercial cell culture manufacturing, formulation, finished-dose manufacturing, and packaging.

The Company accounted for the transaction using the acquisition method of accounting for business combinations, in accordance with ASC 805 Business Combinations. The total consideration was (in thousands):

Cash paid at closing	$748,002
Fair value of deferred consideration at closing	184,838
Total consideration	$932,840

In addition to the cash paid at the closing of the acquisition, the purchase agreement includes a deferred consideration arrangement that requires the Company to pay an additional $200.0 million in $50.0 million increments on each of the first four anniversaries of the closing. The fair value of the deferred consideration recognized on the acquisition date was estimated by calculating the risk-adjusted present value of the deferred cash payments and includes a component of imputed interest. This deferred consideration is included in current and long-term obligations within the Company's consolidated balance sheet at March 31, 2018.
Following the acquisition, the operating results of the Catalent Indiana business have been included in the Company's consolidated financial statements. For the period from the acquisition date through March 31, 2018, Catalent Indiana's net revenue was $95.7 million and pre-tax earnings were $16.5 million. Transaction costs incurred as a result of the acquisition of

$0.2 million and $10.6 million are included in selling, general, and administrative expenses for the three and nine months ended March 31, 2018, respectively.

Valuation Assumptions and Preliminary Purchase Price Allocation:

The Company estimated fair values at the date of acquisition for the preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed. During the one-year measurement period, the Company will continue to obtain information to assist in finalizing the fair value of net assets acquired, which may differ materially from these preliminary estimates. If any measurement period adjustment is material, the Company will record such adjustments, including any related impact on net income, in the reporting period in which the adjustment is determined.

The preliminary purchase price allocation to assets acquired and liabilities assumed in the transaction is (in thousands):

Accounts Receivable	$37,021
Inventory	25,144
Other current assets	1,344
Property, plant, and equipment	221,139
Identifiable intangible assets	330,000
Trade and other payables	5,380
Deferred revenue	18,132
Total identifiable net assets	591,136
Goodwill	341,704
Total assets acquired and liabilities assumed	$932,840

The carrying value of trade receivables, raw materials inventory, and trade payables, as well as certain other current and non-current assets and liabilities, generally represented the fair value at the date of acquisition.

Property, plant, and equipment was valued using a combination of the sales comparison approach and cost approach, which is based on current replacement and/or reproduction cost of the asset as new, less depreciation attributable to physical, functional, and economic factors. The Company then determined the remaining useful life based on the anticipated life of the asset and Company policy for similar assets.

Customer-relationship intangible assets of $330 million were valued using the multi-period, excess-earnings method, a method that values the intangible asset using the present value of the after-tax cash flows attributable to the intangible asset only. The significant assumptions used in developing the valuation included the estimated annual net cash flows (including application of an appropriate margin to forecasted revenue, selling and marketing costs, return on working capital, contributory asset charges, and other factors), the discount rate which appropriately reflects the risk inherent in each future cash flow stream, and the assessment of the asset’s life cycle, as well as other factors. The assumptions used in the financial forecasts were based on historical data, supplemented by current and anticipated growth rates, management plans, and market-comparable information. Fair-value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. Preliminary assumptions may change and may result in significant changes to the final valuation. The customer relationship intangible asset has a weighted average useful life of 14 years.

Goodwill has preliminarily been allocated to our Drug Delivery Solutions segment as shown in Note 3, Goodwill. Goodwill is expected to be deductible for tax purposes and is mainly comprised of the following: growth from an expected increase in capacity utilization, potential new customers, and the biologic expertise and know-how acquired with the acquisition of Catalent Indiana's workforce.

Pro Forma Results:

The following table provides unaudited pro forma results for the Company, prepared in accordance with ASC 805, for the three and nine months ended March 31, 2018 and March 31, 2017, as if the Company had acquired Catalent Indiana as of July 1, 2016.

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
	(in millions, except per share data)
Revenue	$633.1	$576.7	$1,849.3	$1,593.3
Net income	23.1	21.2	22.1	20.6
Basic earnings per share	0.17	0.16	0.17	0.16
Diluted earnings per share	0.17	0.16	0.16	0.15

The unaudited pro forma financial information was prepared based on the historical information of Catalent and Catalent Indiana. In order to reflect the acquisition on July 1, 2016, the unaudited pro formal financial information includes adjustments to reflect the incremental amortization expense to be incurred based on the fair value of the intangible assets acquired, the incremental depreciation expense related to the fair-value adjustments associated with Catalent Indiana's property, plant, and equipment, the additional interest expense associated with the issuance of debt to finance the acquisition, the shares issued in connection with the first quarter equity offering to finance the acquisition, and the acquisition, integration, and financing-related costs incurred during the three and nine months ended March 31, 2018 and 2017, respectively. The results do not include any anticipated cost savings or other effects associated with integrating Catalent Indiana into the rest of the Company. Unaudited pro forma amounts are not necessarily indicative of results had the acquisition occurred on July 1, 2016 or of future results.

3.	GOODWILL
The following table summarizes the changes between June 30, 2017 and March 31, 2018 in the carrying amount of goodwill in total and by reporting segment:

(Dollars in millions)	Softgel Technologies	Drug Delivery Solutions	Clinical Supply Services	Total
Balance at June 30, 2017	$415.2	$477.2	$151.7	$1,044.1
Additions	—	341.7	—	341.7
Divestitures	(0.9)	—	—	(0.9)
Foreign currency translation adjustments	19.6	19.8	14.3	53.7
Balance at March 31, 2018	$433.9	$838.7	$166.0	$1,438.6
The reduction in goodwill in the Softgel Technologies reporting segment relates to the sale of two manufacturing sites in the Asia Pacific region. The site divestitures were not material either individually or in the aggregate to the segment or to the Company. The increase in goodwill in the Drug Delivery Solutions reporting segment relates to the Catalent Indiana acquisition. See Note 2, Business Combinations. There were no impairment charges recorded in the current period.

4.	DEFINITE-LIVED LONG-LIVED ASSETS
The Company’s definite-lived long-lived assets include property, plant, and equipment as well as other intangible assets with definite lives. Refer to Note 15, Supplemental Balance Sheet Information for details related to property, plant, and equipment.
The details of other intangible assets subject to amortization as of March 31, 2018 and June 30, 2017 are as follows:

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
March 31, 2018
Amortized intangibles:
Core technology	18 years	$177.0	$(86.1)	$90.9
Customer relationships	14 years	598.6	(135.7)	462.9
Product relationships	12 years	218.7	(200.3)	18.4
Total intangible assets		$994.3	$(422.1)	$572.2
The increase in customer relationships as of March 31, 2018 is associated with the acquisition of Catalent Indiana in October 2017. Refer to Note 2, Business Combinations for details of the acquisition.

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2017
Amortized intangibles:
Core technology	18 years	$170.3	$(74.8)	$95.5
Customer relationships	14 years	253.0	(106.1)	146.9
Product relationships	12 years	206.9	(176.2)	30.7
Total intangible assets		$630.2	$(357.1)	$273.1
Amortization expense was $17.6 million and $45.1 million for the three and nine months ended March 31, 2018, respectively, and $11.0 million and $33.1 million for the three and nine months ended March 31, 2017, respectively. Future amortization expense for the next five fiscal years is estimated to be:

(Dollars in millions)	Remainder Fiscal 2018	2019	2020	2021	2022	2023
Amortization expense	$17.7	$65.1	$50.6	$50.6	$50.6	$50.6

5.	LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS
Long-term obligations and other short-term borrowings consist of the following at March 31, 2018 and June 30, 2017:

(Dollars in millions)	Maturity as of March 31, 2018	March 31, 2018	June 30, 2017
Senior Secured Credit Facilities
Term loan facility U.S. dollar-denominated	May 2024	$1,231.7	$1,244.2
Term loan facility euro-denominated	May 2024	382.6	352.0
Euro-denominated 4.75% Senior Notes due 2024	December 2024	466.2	424.3
U.S. dollar-denominated 4.875% Senior Notes due 2026	January 2026	443.6	—
Deferred purchase consideration	September 2021	187.4	—
$200 million revolving credit facility	May 2022	—	—
Capital lease obligations	2020 to 2032	63.6	53.3
Other obligations	2018 to 2019	2.0	5.9
Total		2,777.1	2,079.7
Less: Current portion of long-term obligations and other short-term borrowings		70.6	24.6
Long-term obligations, less current portion		$2,706.5	$2,055.1
Senior Secured Credit Facilities and Third Amendment
On October 18, 2017, Operating Company completed Amendment No. 3 (the "Third Amendment") to its Amended and Restated Credit Agreement, dated as of May 20, 2014 (as subsequently amended, the "Credit Agreement"), governing the senior secured credit facilities that provide U.S. dollar, denominated term loans, euro-denominated term loans, and a revolving credit facility. The Third Amendment lowered the interest rate on U.S. dollar-denominated and euro-denominated term loans and the revolving credit facility and extended the maturity dates on the senior secured credit facilities by three years. The new applicable rate for U.S. dollar-denominated term loans is LIBOR (the London Interbank Offered Rate, subject to a floor of 1.00%) plus 2.25%, which is 0.50% lower than the previous rate, and the new applicable rate for euro-denominated term loans is Euribor (the Euro Interbank Offered Rate published by the European Money Markets Institute, subject to a floor of 1.00%) plus 1.75%, which is 0.75% lower than the previous rate. The new applicable rate for the revolving loans is initially LIBOR plus 2.25%, which is 1.25% lower than the previous rate, and such rate can additionally be reduced to LIBOR plus 2.00% in future periods based on a measure of Operating Company's total leverage ratio. The term loans and revolving loans will now mature in May 2024 and May 2022, respectively. The Third Amendment also includes a prepayment of 1.0% in the event of another repricing event on or before the six-month anniversary of the Third Amendment.
Euro-denominated 4.75% Senior Notes due 2024
On December 9, 2016, Operating Company completed a private offering of €380.0 million aggregate principal amount of 4.75% Senior Notes due 2024 (the "Euro Notes"). The Euro Notes are fully and unconditionally guaranteed, jointly and severally, by all of the wholly owned U.S. subsidiaries of Operating Company that guarantee its senior secured credit facilities. The Euro Notes were offered in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the "Securities Act") and outside the United States only to non-U.S. investors pursuant to Regulation S under the Securities Act. The Euro Notes will mature on December 15, 2024, bear interest at the rate of 4.75% per annum and are payable semi-annually in arrears on June 15 and December 15 of each year.

U.S. Dollar-denominated 4.875% Senior Notes due 2026
On October 18, 2017, Operating Company completed a private offering (the "Debt Offering") of $450.0 million aggregate principal amount of 4.875% Senior Notes due 2026 (the "USD Notes"). The USD Notes are fully and unconditionally guaranteed, jointly and severally, by all of the wholly owned U.S. subsidiaries of Operating Company that guarantee its senior secured credit facilities. The USD Notes were offered in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the United States only to non-U.S. investors pursuant to Regulation S under the Securities Act. The USD Notes will mature on January 15, 2026, bear interest at the rate of 4.875% per annum, and are payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2018. The net proceeds of the Debt Offering, after payment of the initial purchasers' discount and related fees and expenses, were used to fund a portion of the consideration for the Catalent Indiana acquisition due at its closing.
Deferred Purchase Consideration
In connection with the acquisition of Catalent Indiana in October 2017, $200 million of the $950 million aggregate nominal purchase price is payable in $50 million installments, on each of the first four anniversaries of the closing date. The deferred purchase consideration is recorded at fair value and includes a component of imputed interest.
Bridge Loan Facility
On September 18, 2017, contemporaneous with the Company entering into the agreement to acquire Catalent Indiana, Operating Company entered into a debt commitment letter with Morgan Stanley Senior Funding, Inc., JP Morgan Chase Bank, N.A., Royal Bank of Canada, RBC Capital Markets, Bank of America, N.A., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as commitment parties. Pursuant to the debt commitment letter and subject to its terms and conditions, the commitment parties agreed to provide a senior unsecured bridge loan facility (the "Bridge Facility") of up to $700.0 million in the aggregate for the purpose of providing any back-up financing necessary to fund a portion of the consideration to be paid in the acquisition and related fees, costs, and expenses (the "Bridge Loan Commitment"). In connection with entering into the Bridge Facility, Operating Company incurred $6.1 million of associated fees, which was recorded in prepaid expenses and other in the consolidated balance sheet as of September 30, 2017. Operating Company did not draw on it to fund the acquisition and the Company expensed the $6.1 million in the second quarter as part of other income and expense and the facility was closed. See Note 7 for further discussion of financing costs incurred in the fiscal year.
Debt Covenants
Senior Secured Credit Facilities
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, Operating Company’s (and Operating Company’s restricted subsidiaries’) ability to incur additional indebtedness or issue certain preferred shares; create liens on assets; engage in mergers and consolidations; sell assets; pay dividends and distributions or repurchase capital stock; repay subordinated indebtedness; engage in certain transactions with affiliates; make investments, loans, or advances; make certain acquisitions; enter into sale and leaseback transactions; amend material agreements governing Operating Company’s subordinated indebtedness; and change Operating Company’s lines of business.
The Credit Agreement also contains change-of-control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of March 31, 2018, Operating Company was in compliance with all material covenants under the Credit Agreement.
Subject to certain exceptions, the Credit Agreement permits Operating Company and its restricted subsidiaries to incur certain additional indebtedness, including secured indebtedness. None of Operating Company’s non-U.S. subsidiaries or Puerto Rico subsidiaries is a guarantor of the loans.

Under the Credit Agreement, Operating Company’s ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments, and paying certain dividends is tied to ratios based on Adjusted EBITDA (which is defined as “Consolidated EBITDA” in the Credit Agreement). Adjusted EBITDA is based on the definitions in the Credit Agreement, is not defined under GAAP, and is subject to important limitations.
The Euro Notes and the USD Notes
The Indentures governing the Euro Notes and the USD Notes (the "Indentures") contain certain covenants that, among other things, limit the ability of Operating Company and its restricted subsidiaries to incur or guarantee more debt or issue certain preferred shares; pay dividends on, repurchase, or make distributions in respect of their capital stock or make other restricted payments; make certain investments; sell certain assets; create liens; consolidate, merge, sell; or otherwise dispose of all or substantially all of their assets; enter into certain transactions with their affiliates, and designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions, limitations, and qualifications as set forth in the Indentures. The Indentures also contain customary events of default including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of Operating Company or certain of its subsidiaries. Upon an event of default, either the holders of at least 30% in principal amount of each of the then-outstanding Euro Notes or the then-outstanding USD Notes, or either of the Trustees under the Indentures, may declare the applicable notes immediately due and payable; or in certain circumstances, the applicable notes will become automatically immediately due and payable. As of March 31, 2018, Operating Company was in compliance with all material covenants under the Indentures.
Fair Value of Debt Instruments
The estimated fair value of the senior secured credit facility, a Level 2 fair-value estimate, is based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities and considers collateral, if any. The estimated fair value of the Euro and USD Notes, a Level 1 fair-value estimate, is based on the quoted market prices of the instruments. The carrying amounts and the estimated fair values of financial instruments as of March 31, 2018 and June 30, 2017 are as follows:

		March 31, 2018		June 30, 2017
(Dollars in millions)	Fair Value Measurement	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Euro-denominated 4.75% Senior Notes	Level 1	$466.2	$487.2	$424.3	$454.0
U.S. Dollar-denominated 4.875% Senior Notes	Level 1	443.6	430.3	—	—
Senior Secured Credit Facilities & Other	Level 2	1,867.3	1,798.1	1,655.4	1,653.1
Total		$2,777.1	$2,715.6	$2,079.7	$2,107.1

6.	EARNINGS PER SHARE
The reconciliations between basic and diluted earnings per share attributable to Catalent common shareholders for the three and nine months ended March 31, 2018 and 2017, respectively, are as follows (in millions, except share and per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Net earnings	$19.0	$26.0	$0.9	$48.0

Weighted average shares outstanding	133,123,679	124,951,928	130,577,726	124,897,130
Dilutive securities issuable-stock plans	1,985,612	1,847,202	1,981,630	1,587,196
Total weighted average diluted shares outstanding	135,109,291	126,799,130	132,559,356	126,484,326

Earnings per share:
Basic	$0.14	$0.21	$0.01	$0.38
Diluted	$0.14	$0.21	$0.01	$0.38
The computation of diluted earnings per share for the three and nine months ended March 31, 2018 excludes the maximum effect of 0.9 million shares potentially issuable pursuant to awards granted, because the vesting provisions of those awards specify performance- or market-based conditions that had not been met as of the period end. The computation of diluted earnings per share for the three and nine months ended March 31, 2017 excludes the maximum effect of 1.0 million shares potentially issuable pursuant to awards granted, because the vesting provisions of those awards specify performance- or market-based conditions that had not been met as of the period end. The computation of diluted earnings per share for the three and nine months ended March 31, 2018 excludes the effect of shares potentially issuable under employee-held stock options and restricted stock units of approximately 0.2 million and 0.4 million shares, respectively, because they are anti-dilutive. The computation of diluted earnings per share for the three and nine months ended March 31, 2017 excludes the effect of shares potentially issuable under employee-held stock options and restricted stock units of approximately 0.8 million and 0.9 million shares, respectively, because they are anti-dilutive.

7.	OTHER EXPENSE/(INCOME), NET
The components of other (income)/expense, net for the three and nine months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2018	2017	2018	2017
Other expense/(income), net
Debt refinancing costs (1)	$—	$—	$11.8	$4.3
Foreign currency (gains) and losses (2)	10.4	7.3	17.3	(0.2)
Other	0.1	—	0.7	(0.7)
Total other expense/(income), net	$10.5	$7.3	$29.8	$3.4
(1) The expense in the nine months ended March 31, 2018 include $11.8 million of financing charges related to the Debt Offering and the Third Amendment and includes a $6.1 million charge for commitment fees paid during the first quarter of fiscal 2018 on the Bridge Facility. The nine months ended March 31, 2017 include financing charges of $4.3 million related to the December 2016 offering of the Euro Notes and repricing and partial paydown of the Company's term loans under its senior secured credit facilities.
(2) Foreign currency (gains) and losses include both cash and non-cash transactions.

8.	RESTRUCTURING AND OTHER COSTS
Restructuring Costs
From time to time, the Company has implemented plans to restructure certain operations, both domestically and internationally. The restructuring plans focused on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount and aligning operations in a strategic and more cost-efficient structure. In addition, the Company may incur restructuring charges in the future in cases where a material change in the scope of operation with its business occurs. Employee-related costs consist primarily of severance costs and also include outplacement services provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods. Facility exit and other costs consist of accelerated depreciation, equipment relocation costs and costs associated with planned facility expansions and closures to streamline Company operations.
Other Costs/(Income)
Other costs/(income) includes settlement charges, net of any insurance recoveries, related to the probable resolution of certain customer claims related to a previous temporary suspension of operations at a softgel manufacturing facility. Refer to Note 13 Commitments and Contingencies for further discussions of such claims.
The following table summarizes the significant costs recorded within restructuring and other costs:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2018	2017	2018	2017
Restructuring costs:
Employee-related reorganization	$1.2	$3.1	$4.5	$3.7
Facility exit and other costs	0.2	(3.0)	—	(2.4)
Total restructuring costs	$1.4	$0.1	$4.5	$1.3
Other - customer claims net of insurance recoveries	—	—	(1.8)	3.2
Total restructuring and other costs	$1.4	$0.1	$2.7	$4.5

9.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to fluctuations in the applicable exchange rate on its investments in foreign operations. While the Company does not actively hedge against changes in foreign currency, the Company has mitigated its exposure from its investments in its European operations by denominating a portion of its debt in euros. At March 31, 2018, the Company had euro-denominated debt outstanding of $848.8 million that is designated and qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the translation gains or losses are reported in accumulated other comprehensive income/(loss) as part of the cumulative translation adjustment. The non-hedge portions of the translation gains or losses are reported in the statement of operations. The following table includes net investment hedge activity during the three and nine months ended March 31, 2018 and March 31, 2017.

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2018	2017	2018	2017
Unrealized foreign exchange gain/(loss) within other comprehensive income	$(22.1)	$(13.9)	$(43.6)	$(3.9)
Unrealized foreign exchange gain/(loss) within statement of operations	$(15.5)	$(13.5)	$(31.7)	$(5.9)
The net accumulated gain of the instrument designated as a hedge as of March 31, 2018 within other comprehensive income/(loss) was approximately $16.4 million. Amounts are reclassified out of accumulated other comprehensive income/(loss) into earnings when the entity to which the gains and losses relate is either sold or substantially liquidated.

10.	INCOME TAXES

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted wide-ranging tax legislation, the Tax Cuts and Jobs Act (the "2017 Tax Act"). The 2017 Tax Act significantly revises U.S. tax law by, among other provisions, (a) lowering the applicable U.S. federal statutory income tax rate from 35% to 21%, (b) creating a partial territorial tax system that includes imposing a mandatory one-time transition tax on previously deferred foreign earnings, (c) creating provisions regarding the (1) Global Intangible Low Tax Income ("GILTI"), (2) the Foreign Derived Intangible Income ("FDII") deduction, and (3) the Base Erosion Anti-Abuse Tax ("BEAT"), and (d) eliminating or reducing certain income tax deductions, such as interest expense, executive compensation expenses, and certain employee expenses.

ASC 740 Income Taxes requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the 2017 Tax Act’s provisions, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which allows companies to record the tax effects of the 2017 Tax Act on a provisional basis based on a reasonable estimate and then, if necessary, subsequently adjust such amounts during a limited measurement period as more information becomes available. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year from enactment. As a result of the 2017 Tax Act, the Company revised its estimated annual effective rate to reflect the change in the U.S. federal statutory rate. The revised blended U.S. federal statutory tax rate for fiscal 2018 is 28%.

Measurement of certain income tax effects that can be reasonably estimated (provisional amounts)
Through the nine months ended March 31, 2018, the Company recorded a net charge of $51.6 million within its income tax provision as a provisional estimate of the net accounting impact of the 2017 Tax Act in accordance with SAB 118. In the three months ended March 31, 2018, the Company adjusted the provisional impact of the 2017 Tax Act by reducing the benefit related to the revaluation of the Company's deferred tax assets and liabilities by $5.6 million and revising the related cash tax payments the Company expects to pay over an 8-year period by $3.8 million. The increase to the net charge and the additional expected cash taxes are attributable to changes in the Company's forecast deferred tax assets and liabilities during the current year.
The net charge is comprised of the following: (i) expense of $48.8 million related to the mandatory transition tax for deemed repatriation of deferred foreign income, $12.5 million of which the Company expects to pay over an 8-year period after considering the use of certain net operating losses and foreign tax credits, and certain limitations on executive compensation; (ii) an additional $9.5 million charge relating to the impact of provisional changes in the Company's intentions with respect to future repatriation of undistributed earnings from non-U.S. subsidiaries, and (iii) a benefit of $6.7 million related to a revaluation of the Company’s deferred tax assets and liabilities. The net charge, which was recorded on a provisional basis, increased the Company’s effective tax rate by 17% and 82% during the three-month and nine-month periods ended March 31, 2018, respectively.
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

Additionally, the Company continues to evaluate the potential impact of all other provisions, including but not limited to provisions regarding the FDII, BEAT, interest expense, and certain employee expense deductions, as well as the state tax impact of the 2017 Tax Act. The Company is currently in the process of analyzing its structure and estimated future results and, as a result, is not yet able to reasonably estimate the effect of these provisions of the 2017 Tax Act.

Other Tax Matters

The Company accounts for income taxes in accordance with ASC 740. Generally, fluctuations in the effective tax rate are primarily due to changes in U.S. and non-U.S. pretax income resulting from the Company’s business mix and changes in the tax impact of special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Such discrete items include, but are not limited to, changes in foreign statutory tax rates, the amortization of certain assets, and the tax impact of changes in its ASC 740 unrecognized tax benefit reserves. In the normal course of business, the Company is subject to examination by taxing authorities around the world, including such major jurisdictions as the United States, Germany, France, and the United Kingdom. The Company is no longer subject to new non-U.S. income tax examinations for years prior to fiscal year 2008. Under the terms of the 2007 purchase agreement by which the stockholders at that time acquired their interest in the Company, the Company is indemnified by its former owner for tax liabilities that may arise after the 2007 purchase that relate to tax periods prior to April 10, 2007. The indemnification agreement applies to, among other taxes, any and all federal, state, and international income-based taxes as well as related interest and penalties. As of March 31, 2018 and June 30, 2017, approximately $0.7 million and $0.8 million, respectively, of unrecognized tax benefit are subject to indemnification by the Company's former owner.

ASC 740 includes guidance on the accounting for uncertainty in income taxes recognized in the financial statements. This standard provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeal or litigation process, based on the technical merits. As of March 31, 2018, the Company had a total of $52.4 million of unrecognized tax benefits. A reconciliation of its reserves for uncertain tax positions, excluding accrued interest and penalties, for March 31, 2018 is as follows:

(Dollars in millions)
Balance at June 30, 2017	$52.5
Additions related to tax positions changed in the current year	0.1
Lapse of the applicable statute of limitations	$(0.2)
Balance at March 31, 2018	$52.4
As of March 31, 2018 and June 30, 2017, the Company had a total of $57.5 million and $57.5 million, respectively, of uncertain tax positions (including accrued interest and penalties). As of these dates, $41.3 million and $41.4 million, respectively, represent the amount of unrecognized tax benefits, which, if recognized, would favorably affect the effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of March 31, 2018 and June 30, 2017, the Company has approximately $5.1 million and $5.0 million, respectively, of accrued interest and penalties related to uncertain tax positions. As of these dates, the portion of such interest and penalties subject to indemnification by its former owner is $1.5 million and $1.7 million, respectively.

11.	EMPLOYEE RETIREMENT BENEFIT PLANS
Components of the Company’s net periodic benefit costs are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$0.9	$0.8	$2.7	$2.4
Interest cost	1.9	1.6	5.5	4.9
Expected return on plan assets	(3.1)	(2.7)	(8.9)	(8.1)
Amortization (1)	0.6	1.1	1.8	3.2
Net amount recognized	$0.3	$0.8	$1.1	$2.4

(1)	Amount represents the amortization of unrecognized actuarial gains/(losses).
As previously disclosed, the Company notified the trustees of a multi-employer pension plan of its withdrawal from participation in such plan in fiscal 2012. The actuarial review process administered by the plan trustees ended in fiscal 2015. The liability reported reflects the present value of the Company's expected future long-term obligations. The estimated discounted value of the projected contributions related to such plans was $39.0 million and $39.1 million as of March 31, 2018 and June 30, 2017, respectively, and is included within pension liability on the consolidated balance sheets. The annual cash impact associated with the Company's obligations in such plan is approximately $1.7 million per year.

12.	EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Description of Capital Stock
The Company is authorized to issue 1,000,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. In accordance with the Company's second amended and restated certificate of incorporation, each share of common stock has one vote, and the common stock votes together as a single class.
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
Outstanding Stock

Shares outstanding include shares of unvested restricted stock. Unvested restricted stock included in reportable shares outstanding was 0.3 million shares as of March 31, 2018. Shares of unvested restricted stock are excluded from our calculation of basic weighted average shares outstanding, but their dilutive impact is added back in the calculation of diluted weighted average shares outstanding.
Stock Repurchase Program
On October 29, 2015, the Company’s Board of Directors authorized a share repurchase program to use up to $100.0 million to repurchase shares of its outstanding common stock. Under the program, the Company is authorized to repurchase shares through open market purchases, privately negotiated transactions, or otherwise as permitted by applicable federal securities laws. There has been no purchase pursuant to this program as of March 31, 2018.

Accumulated Other Comprehensive Income/(loss)
The components of the changes in the cumulative translation adjustment, minimum pension liability, and available for sale investment for the three and nine months ended March 31, 2018 and March 31, 2017 are presented below.

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2018	2017	2018	2017
Foreign currency translation adjustments:
Net investment hedge	$(22.1)	$(13.9)	$(43.6)	$(3.9)
Long-term intercompany loans	17.5	3.0	28.7	(17.9)
Translation adjustments	36.6	30.6	67.5	(18.6)
Total foreign currency translation adjustment, pretax	32.0	19.7	52.6	(40.4)
Tax expense/(benefit)	(6.2)	(4.9)	(10.3)	(1.2)
Total foreign currency translation adjustment, net of tax	$38.2	$24.6	$62.9	$(39.2)

Net change in minimum pension liability
Net gain/(loss) recognized during the period	0.6	1.1	1.8	3.2
Total pension liability, pretax	0.6	1.1	1.8	3.2
Tax expense/(benefit)	0.2	0.3	0.5	0.9
Net change in minimum pension liability, net of tax	$0.4	$0.8	$1.3	$2.3

Net change in available for sale investment:
Net gain/(loss) recognized during the period	0.9	0.8	(7.9)	25.3
Total available for sale investment, pretax	0.9	0.8	(7.9)	25.3
Tax expense/(benefit)	0.2	(0.2)	(2.2)	9.0
Net change in available for sale investment, net of tax	$0.7	$1.0	$(5.7)	$16.3

For the three months ended March 31, 2018, the changes in accumulated other comprehensive income/(loss), net of tax by component are as follows:

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Liability Adjustments	Available for Sale Investment Adjustments	Total
Balance at December 31, 2017	$(256.0)	$(43.0)	$4.1	$(294.9)
Other comprehensive income/(loss) before reclassifications	38.2	—	0.7	38.9
Amounts reclassified from accumulated other comprehensive income/(loss)	—	0.4	—	0.4
Net current period other comprehensive income/(loss)	38.2	0.4	0.7	39.3
Balance at March 31, 2018	$(217.8)	$(42.6)	$4.8	$(255.6)

For the nine months ended March 31, 2018, the changes in accumulated other comprehensive income/(loss), net of tax by component are as follows:

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Liability Adjustments	Available for Sale investment Adjustments	Total
Balance at June 30, 2017	$(280.7)	$(43.9)	$10.5	$(314.1)
Other comprehensive income/(loss) before reclassifications	62.9	—	(5.7)	57.2
Amounts reclassified from accumulated other comprehensive income/(loss)	—	1.3	—	1.3
Net current period other comprehensive income/(loss)	62.9	1.3	(5.7)	58.5
Balance at March 31, 2018	$(217.8)	$(42.6)	$4.8	$(255.6)

13.	COMMITMENTS AND CONTINGENCIES
The Company continues to resolve claims stemming from a prior, temporary, regulatory suspension of one of our manufacturing facilities. To date, more than 30 customers of the facility have presented claims against the Company for alleged losses, including lost profits and other types of indirect or consequential damages that they have allegedly suffered due to the temporary suspension, or have reserved their right to do so subsequently. The Company is unable to estimate at this time either the total value of claims asserted, or that are reasonably possible to be asserted, with respect to this matter or the likely cost to resolve them, although (a) through March 31, 2018, the Company settled 21 customer claims and (b) certain remaining customers have presented the Company with support for other claims having an aggregate claim value of approximately $5.0 million. To date, none of the asserted claims takes into account limitations of liability in the contracts governing these claims or any other defense that the Company may assert. In addition, the Company may have insurance for additional costs it may incur as a result of such claims, subject to various deductibles and other limitations, but there can be no assurance as to the aggregate amount or timing of insurance recoveries against any such costs.
From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business, including, without limitation, inquiries and claims concerning environmental contamination as well as litigation and allegations in connection with acquisitions, product liability, manufacturing or packaging defects, and claims for reimbursement for the cost of lost or damaged active pharmaceutical ingredients, the cost of any of which could be significant. The Company intends to vigorously defend itself against any such litigation and does not currently believe that the outcome of any such litigation will have a material adverse effect on the Company’s financial statements. In addition, the healthcare industry is highly regulated and government agencies continue to scrutinize certain practices affecting government programs and otherwise.
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
The Company conducts its business within the following operating segments: Softgel Technologies, Drug Delivery Solutions, and Clinical Supply Services. The Company evaluates the performance of its segments based on segment earnings before noncontrolling interest, other (income)/expense, impairments, restructuring costs, interest expense, income tax (benefit)/expense, and depreciation and amortization ("Segment EBITDA"). "EBITDA from continuing operations" is consolidated earnings from continuing operations before interest expense, income tax (benefit)/expense, and depreciation and amortization, and is adjusted for the income or loss attributable to noncontrolling interest. Segment EBITDA and EBITDA from continuing operations are not defined in GAAP and may not be comparable to similarly titled measures used by other companies.

The following tables include net revenue and Segment EBITDA during the three and nine months ended March 31, 2018 and March 31, 2017:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2018	2017	2018	2017
Softgel Technologies
Net revenue	$228.5	$209.9	$676.3	$598.2
Segment EBITDA	52.2	51.4	137.4	125.3
Drug Delivery Solutions
Net revenue	313.6	234.6	824.8	639.9
Segment EBITDA	80.8	59.5	209.3	151.5
Clinical Supply Services
Net revenue	104.4	97.5	322.8	249.5
Segment EBITDA	18.8	15.7	54.5	37.8
Inter-segment revenue elimination	(18.6)	(9.4)	(45.8)	(29.1)
Unallocated Costs (1)	(37.5)	(32.8)	(119.7)	(72.9)
Combined Totals:
Net revenue	$627.9	$532.6	$1,778.1	$1,458.5

EBITDA from continuing operations	$114.3	$93.8	$281.5	$241.7

(1) Unallocated costs include restructuring and special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2018	2017	2018	2017
Impairment charges and gain/(loss) on sale of assets	$(0.2)	$(1.8)	$(4.4)	$(2.3)
Equity compensation	(5.6)	(4.6)	(21.1)	(16.4)
Restructuring and other special items (a)	(10.5)	(8.5)	(34.7)	(21.6)
Other income/(expense), net (b)	(10.5)	(7.3)	(29.8)	(3.4)
Non-allocated corporate costs, net	(10.7)	(10.6)	(29.7)	(29.2)
Total unallocated costs	$(37.5)	$(32.8)	$(119.7)	$(72.9)
(a) Restructuring and other special items include transaction and integration costs associated primarily with the acquisition of Catalent Indiana.
(b) Refer to Note 7 for details of financing charges and foreign currency translation adjustments recorded within other income/(expense), net.
Provided below is a reconciliation of EBITDA from continuing operations to earnings from continuing operations:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2018	2017	2018	2017
Net earnings	$19.0	$26.0	$0.9	$48.0
Depreciation and amortization	51.7	36.5	137.5	107.8
Interest expense, net	29.9	22.6	81.4	67.5
Income tax expense	13.7	8.7	61.7	18.4
EBITDA from continuing operations	$114.3	$93.8	$281.5	$241.7

The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the consolidated financial statements:

(Dollars in millions)	March 31, 2018	June 30, 2017
Assets
Softgel Technologies	$1,607.6	$1,631.8
Drug Delivery Solutions	2,753.3	1,639.0
Clinical Supply Services	659.8	596.2
Corporate and eliminations	(466.6)	(412.7)
Total assets	$4,554.1	$3,454.3

15.	SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplemental balance sheet information at March 31, 2018 and June 30, 2017 is detailed in the following tables.
Inventories
Work-in-process and finished goods inventories include raw materials, labor, and overhead. Total inventories consist of the following:

(Dollars in millions)	March 31, 2018	June 30, 2017
Raw materials and supplies	$144.3	$107.5
Work-in-process	43.3	42.8
Finished goods	56.3	56.7
Total inventories, gross	243.9	207.0
Inventory cost adjustment	(20.3)	(22.1)
Inventories	$223.6	$184.9
Prepaid expenses and other
Prepaid expenses and other consist of the following:

(Dollars in millions)	March 31, 2018	June 30, 2017
Prepaid expenses	$22.5	$12.3
Spare parts supplies	11.4	11.8
Prepaid income tax	11.1	11.5
Non-U.S. value added tax	20.1	16.0
Available for sale investment	10.7	18.6
Other current assets	16.7	27.6
Prepaid expenses and other	$92.5	$97.8

Property, plant, and equipment, net
Property, plant, and equipment, net consist of the following:

(Dollars in millions)	March 31, 2018	June 30, 2017
Land, buildings, and improvements	$924.4	$735.2
Machinery, equipment, and capitalized software	983.1	825.0
Furniture and fixtures	13.9	10.1
Construction in progress	173.1	137.4
Property, plant, and equipment, at cost	2,094.5	1,707.7
Accumulated depreciation	(823.1)	(711.8)
Property, plant, and equipment, net	$1,271.4	$995.9
Other accrued liabilities
Other accrued liabilities consist of the following:

(Dollars in millions)	March 31, 2018	June 30, 2017
Accrued employee-related expenses	$93.6	$96.4
Restructuring accrual	2.5	5.9
Accrued interest	16.8	0.9
Deferred revenue and fees	109.5	84.9
Accrued income tax	26.6	24.7
Other accrued liabilities and expenses	55.0	68.4
Other accrued liabilities	$304.0	$281.2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

We are the leading global provider of advanced delivery technologies and development solutions for drugs, biologics, and consumer and animal health products. Our oral, injectable, and respiratory delivery technologies provide delivery solutions across the full diversity of the pharmaceutical industry, including small molecules, biologics, and consumer and animal health products. Through our extensive capabilities and deep expertise in product development, we help our customers take products to market faster, including nearly half of new drug products approved by the FDA in the last decade. Our advanced delivery technology platforms, which include those in our Softgel Technologies and our Drug Delivery Solutions segments, our proven formulation, manufacturing, and regulatory expertise, and our broad and deep intellectual property enable our customers to develop more products and better treatments for patients and consumers. Across both development and delivery, our commitment to reliably supply our customers’ needs is the foundation for the value we provide; annually, we produce approximately 72 billion doses for nearly 7,000 customer products or approximately one in every twenty doses taken each year by patients and consumers around the world. We believe that through our investments in growth-enabling capacity and capabilities, our ongoing focus on operational and quality excellence, the sales of existing customer products, the introduction of new customer products, our innovation activities and patents, and our entry into new markets, we will continue to benefit from attractive and differentiated margins, and realize the growth potential from these areas.
Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with GAAP. These standards require management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, allowance for doubtful accounts, inventory and long-lived asset valuation, goodwill and other intangible asset impairment, income taxes, derivative financial instruments, self-insurance accruals, loss contingencies, and restructuring charge reserves. Actual amounts may differ from these estimated amounts.
There was no material change to our critical accounting policies or in the underlying accounting assumptions and estimates from those described in our 2017 10-K, other than recently adopted accounting principles as disclosed in Note 1 to the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which adoptions had no material impact on net earnings.
Non-GAAP Performance Metrics
Use of EBITDA from continuing operations
Management measures operating performance based on consolidated earnings from continuing operations before interest expense, expense/(benefit) for income taxes, and depreciation and amortization ("EBITDA from continuing operations"). EBITDA from continuing operations is not defined under GAAP, is not a measure of operating income, operating performance, or liquidity presented in accordance with GAAP, and is subject to important limitations.
We believe that the presentation of EBITDA from continuing operations enhances an investor’s understanding of our financial performance. We believe this measure is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business and use this measure for business planning purposes. In addition, given the significant investments that we have made in the past in property, plant, and equipment, depreciation and amortization expenses represent a meaningful portion of our cost structure. We believe that EBITDA from continuing operations will provide investors with a useful tool for assessing the comparability between periods of our ability to generate cash from operations sufficient to pay taxes, to service debt, and to undertake capital expenditures because it eliminates depreciation and amortization expense. We present EBITDA from continuing operations in order to provide supplemental information that we consider relevant for the readers of our consolidated financial statements, and such information is not meant to replace or supersede GAAP measures. Our definition of EBITDA from continuing operations may not be the same as similarly titled measures used by other companies. The most directly comparable GAAP measure to EBITDA from continuing operations is earnings from continuing operations. Included in this report is a reconciliation of earnings from continuing operations to EBITDA from continuing operations.
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
Other Non-GAAP Measures
Organic revenue growth and Segment EBITDA growth are useful measures calculated by the Company to explain the underlying results and trends in the business. Organic revenue growth and Segment EBITDA growth are measures used to show current year sales and earnings from existing operations and include joint ventures and revenue from product-participation-related activities entered into within the year. Organic revenue growth and Segment EBITDA growth exclude the impact of foreign currency, acquisitions of operating or legal entities, and divestitures within the year. These measures should be considered in addition to, not as a substitute for, performance measures reported in accordance with GAAP. These measures, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with GAAP.
Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
Results for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 were as follows:

	Three Months Ended March 31,		FX impact	Constant Currency Increase/(Decrease)
(Dollars in millions)	2018	2017		Change $	Change %
Net revenue	$627.9	$532.6	$27.1	$68.2	13%
Cost of sales	436.2	365.2	20.0	51.0	14%
Gross margin	191.7	167.4	7.1	17.2	10%
Selling, general, and administrative expenses	117.0	100.9	2.2	13.9	14%
Impairment charges and (gain)/loss on sale of assets	0.2	1.8	—	(1.6)	(89)%
Restructuring and other	1.4	0.1	—	1.3	*
Operating earnings	73.1	64.6	4.9	3.6	6%
Interest expense, net	29.9	22.6	0.5	6.8	30%
Other (income)/expense, net	10.5	7.3	2.7	0.5	7%
Earnings from continuing operations, before income taxes	32.7	34.7	1.7	(3.7)	(11)%
Income tax expense	13.7	8.7	0.1	4.9	56%
Net earnings	$19.0	$26.0	$1.6	$(8.6)	(33)%
 *Percentage not meaningful
Net Revenue
Net revenue increased $68.2 million, or 13%, compared to the three months ended March 31, 2017, excluding the impact of foreign exchange, as a result of acquisitions. We acquired Cook Pharmica LLC (now doing business as Catalent Indiana, LLC, "Catalent Indiana") in October 2017, which is included within our Drug Delivery Solutions segment, and Accucaps Industries Limited ("Accucaps") in February 2017, which is included within our Softgel Technologies segment.

Gross Margin
Gross margin increased $17.2 million, or 10%, compared to the three months ended March 31, 2017, excluding the impact of foreign exchange. Gross margin increased primarily as a result of the Catalent Indiana acquisition. On a constant-currency basis, gross margin, as a percentage of revenue, decreased 70 basis points to 30.7% in the three months ended March 31, 2018, compared to 31.4% in the prior-year period primarily driven by decreased product-participation revenue within both our Softgel Technologies and our Drug Delivery Solutions segments and an unfavorable mix shift within our Softgel Technologies segment to lower-margin consumer health products as a result of the Accucaps acquisition, partially offset by a favorable mix shift to certain higher-margin offerings as a result of our Catalent Indiana acquisition within our Drug Delivery Solutions segment.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased $13.9 million, or 14%, compared to the three months ended March 31, 2017, excluding the impact of foreign exchange, primarily due to additional expenses from recently acquired Catalent Indiana of $11 million, which included $6 million of incremental depreciation and amortization expense, $2 million of integration-related expenses and $2 million of employee-related costs. Selling, general, and administrative expenses further increased approximately $3 million for additional employee-related costs, $1 million of which was non-cash equity compensation, as compared to the prior-year period.
Interest Expense, net
Interest expense, net of $29.9 million for the three months ended March 31, 2018 increased by $7.3 million, or 32%, compared to the three months ended March 31, 2017, primarily driven by a higher average level of outstanding debt associated with the financing and deferred purchase consideration for the Catalent Indiana acquisition in October 2017, partially offset by principal payments on our term loans and an overall reduction in our interest rates on our senior secured credit facilities compared to the prior-year period. Refer to the nine months ended March 31, 2018 compared to March 31, 2017 discussion for financing activity in the fiscal year and its impact on interest expense, net.
Other (Income)/Expense, net
Other expense was $10.5 million for the three months ended March 31, 2018, compared to $7.3 million of other expense for the three months ended March 31, 2017. The amounts in both periods were primarily driven by non-cash foreign currency re-measurement losses of $8 million and $9 million, respectively.
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
In the three months ended March 31, 2018, we recorded a charge of $5.6 million within its income tax provision to revise our provisional estimate of the net accounting impact of the 2017 Tax Act in accordance with Staff Accounting Bulletin No. 118 issued by the staff of the SEC ("SAB 118"). We reduced the benefit related to the revaluation of our deferred tax assets and liabilities by $5.6 million.
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

Our provision for income taxes for the three months ended March 31, 2018 was $13.7 million relative to earnings from continuing operations before income taxes of $32.7 million. Our provision for income taxes for the three months ended March 31, 2017 was $8.7 million relative to earnings from continuing operations before income taxes of $34.7 million. The income tax provision for the current period is not comparable to the same period of the prior year due to the impact of the 2017

Tax Act as previously discussed, changes in pretax income over many jurisdictions, and the impact of discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, other special items, and other discrete tax items, which may have unique tax implications depending on the nature of the item.
Segment Review
Our results on a segment basis for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 were as follows:

	Three Months Ended March 31,		FX impact	Constant Currency Increase/(Decrease)
(Dollars in millions)	2018	2017		Change $	Change %
Softgel Technologies
Net revenue	$228.5	$209.9	$11.7	$6.9	3%
Segment EBITDA	52.2	51.4	2.3	(1.5)	(3)%
Drug Delivery Solutions
Net revenue	313.6	234.6	11.3	67.7	29%
Segment EBITDA	80.8	59.5	2.8	18.5	31%
Clinical Supply Services
Net revenue	104.4	97.5	5.8	1.1	1%
Segment EBITDA	18.8	15.7	1.8	1.3	8%
Inter-segment revenue elimination	(18.6)	(9.4)	(1.7)	(7.5)	80%
Unallocated costs (1)	(37.5)	(32.8)	(2.8)	(1.9)	6%
Combined totals
Net revenue	$627.9	$532.6	$27.1	$68.2	13%

EBITDA from continuing operations	$114.3	$93.8	$4.1	$16.4	17%
(1) Unallocated costs include restructuring and special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Impairment charges and gain/(loss) on sale of assets	$(0.2)	$(1.8)
Equity compensation	(5.6)	(4.6)
Restructuring and other special items (a)	(10.5)	(8.5)
Other income/(expense), net (b)	(10.5)	(7.3)
Non-allocated corporate costs, net	(10.7)	(10.6)
Total unallocated costs	$(37.5)	$(32.8)

(a) Restructuring and other special items include transaction and integration costs associated primarily with the acquisition of Catalent Indiana.

(b) Amounts for the three months ended March 31, 2018 and 2017 were primarily driven by foreign currency remeasurement losses.

Provided below is a reconciliation of earnings from continuing operations to EBITDA from continuing operations:

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Earnings from continuing operations	$19.0	$26.0
Depreciation and amortization	51.7	36.5
Interest expense, net	29.9	22.6
Income tax expense	13.7	8.7
EBITDA from continuing operations	$114.3	$93.8
Softgel Technologies segment

	2018 vs. 2017
Factors Contributing to Year-Over-Year Change	Three Months Ended March 31,
	Net Revenue	Segment EBITDA
Revenue/Segment EBITDA without acquisitions/divestitures	1%	(7)%
Impact of acquisitions	4%	2%
Impact of divestitures	(2)%	2%
Constant currency change	3%	(3)%
Foreign currency translation impact on reporting	6%	5%
Total % change	9%	2%
Softgel Technologies’ net revenue increased by $6.9 million, or 3%, excluding the impact of foreign exchange, compared to the three months ended March 31, 2017. Net revenue increased 1% without the impact of acquisitions and divestitures. Excluding the reduction in product-participation revenue of 2%, net revenue without acquisitions and divestitures increased 3%, primarily driven by increased end-market volume demand for both consumer health products in Asia-Pacific, partially offset by decreased end-market volume demand for prescription products in North America.
Softgel Technologies' Segment EBITDA decreased by $1.5 million, or 3%, compared to the three months ended March 31, 2017, excluding the impact of foreign exchange. Segment EBITDA decreased 7%, without the impact of acquisitions and divestitures, due to a reduction in product-participation profit of 7%. A shortage in our ibuprofen supply decreased segment EBITDA by 8%, which was offset by improved capacity utilization across the softgel network.
The net revenue and Segment EBITDA impact to our Softgel Technologies segment from the Accucaps acquisition for the three months ended March 31, 2018 was an increase of 4% and 2%, respectively, compared to the prior-year period.
In December 2017, we divested two manufacturing sites in Asia Pacific operated within the Softgel Technologies' segment in order to better streamline our global operations. The site divestitures resulted in a decrease to net revenue of 2% and an increase to Segment EBITDA of 2% in the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Drug Delivery Solutions segment

	2018 vs. 2017
Factors Contributing to Year-Over-Year Change	Three Months Ended March 31,
	Net Revenue	Segment EBITDA
Revenue/Segment EBITDA without acquisitions	3%	(10)%
Impact of acquisitions	26%	41%
Constant currency change	29%	31%
Foreign currency translation impact on reporting	5%	5%
Total % Change	34%	36%
Net revenue in our Drug Delivery Solutions segment increased by $67.7 million, or 29%, compared to the three months ended March 31, 2017, excluding the impact of foreign exchange. Revenue without acquisitions increased by 3% at constant currency, driven primarily by increased volume relating to products utilizing our blow-fill-seal technology platform of 4%, partially offset by a decrease in product-participation revenue of 1%.
Drug Delivery Solutions' segment EBITDA increased by $18.5 million, or 31%, compared to the three months ended March 31, 2017, excluding the impact of foreign exchange. Segment EBITDA without acquisitions decreased by 10% at constant currency, primarily due to unfavorable absorption of cost and timing of a standard maintenance shut-down at our European sterile pre-filled syringe facility, decreased profit from our analytical services platform driven by lower sales volumes related to fee-for-service development work and analytical testing in the U.S., timing of payments relating to licensing agreements in the prior year within biologics, and a reduction in product-participation profit. These decreases were partially offset by a favorable shift in end-customer demand to certain higher margin offerings primarily in our U.S. operations within our oral delivery solutions platform and improved capacity utilization within our blow-fill-seal technology platform.
The net revenue and EBITDA impact to our Drug Delivery Solutions segment from the Catalent Indiana acquisition for the three months ended March 31, 2018 was an increase of 26% and 41%, respectively, compared to the prior-year period.
Clinical Supply Services segment

	2018 vs. 2017
Factors Contributing to Year-Over-Year Change	Three Months Ended March 31,
	Net Revenue	Segment EBITDA
Revenue/Segment EBITDA without acquisitions	1%	8%
Impact of acquisitions	—%	—%
Constant currency change	1%	8%
Foreign currency translation impact on reporting	6%	12%
Total % Change	7%	20%
Clinical Supply Services' net revenue increased by $1.1 million, or 1%, excluding the impact of foreign exchange, compared to the three months ended March 31, 2017, primarily due to higher volume and favorable mix in our storage and distribution business of approximately $9 million, or 9%, partially offset by decreased volume related to our manufacturing and packaging business of $5 million, or 5%, and decreased lower-margin comparator sourcing volume of approximately $3 million, or 3%.
Clinical Supply Services' Segment EBITDA increased by $1.3 million, or 8%, excluding the impact of foreign exchange, compared to the three months ended March 31, 2017, primarily due to increased sales volumes and favorable mix in our storage and distribution business and improved capacity utilization across the network.

Nine Months Ended March 31, 2018 Compared to the Nine Months Ended March 31, 2017

	Nine Months Ended March 31,		FX impact	Constant Currency Increase/(Decrease)
(Dollars in millions)	2018	2017		Change $	Change %
Net revenue	$1,778.1	$1,458.5	$50.6	$269.0	18%
Cost of sales	1,258.9	1,019.1	38.8	201.0	20%
Gross margin	519.2	439.4	11.8	68.0	15%
Selling, general, and administrative expenses	338.3	295.3	3.9	39.1	13%
Impairment charges and (gain)/loss on sale of assets	4.4	2.3	—	2.1	91%
Restructuring and other	2.7	4.5	—	(1.8)	(40)%
Operating earnings	173.8	137.3	7.9	28.6	21%
Interest expense, net	81.4	67.5	0.8	13.1	19%
Other (income)/expense, net	29.8	3.4	4.9	21.5	*
Earnings from continuing operations, before income taxes	62.6	66.4	2.2	(6.0)	(9)%
Income tax expense	61.7	18.4	(0.3)	43.6	*
Net earnings	$0.9	$48.0	$2.5	$(49.6)	*
 *Percentage not meaningful
Net Revenue
Net revenue increased by $269.0 million, or 18%, compared to the nine months ended March 31, 2017, excluding the impact of foreign exchange. Net revenue increased 11% as a result of acquisitions. We acquired Pharmatek Laboratories, Inc. ("Pharmatek") in September 2016 and Catalent Indiana in October 2017, both within our Drug Delivery Solutions segment, and Accucaps in February 2017, within our Softgel Technologies segment. Excluding the impact of acquisitions, net revenue increased 7%, primarily due to increased volume in lower-margin comparator sourcing and our storage and distribution business within our Clinical Supply Services segment and favorable end-customer demand for certain higher margin offerings within our oral delivery solutions platform and increased volume from our biologics offerings in our Drug Delivery Solutions segment in our U.S. operations.
Gross Margin
Gross margin increased by $68.0 million, or 15%, compared to the nine months ended March 31, 2017, excluding the impact of foreign exchange. Gross margin increased across all three reportable segments primarily due to increase sales volumes as discussed above. On a constant-currency basis, gross margin, as a percentage of revenue, decreased 70 basis points to 29.4% in the nine months ended March 31, 2018, compared to 30.1% in the prior-year period, primarily driven by decreased product-participation revenue within both our Softgel Technologies and our Drug Delivery Solutions segments and an unfavorable mix shift within our Softgel Technologies segment to lower-margin consumer health products as a result of the Accucaps acquisition, partially offset by a favorable mix shift to certain higher margin offerings as a result of our Catalent Indiana acquisition within our Drug Delivery Solutions segment.
Selling, General, and Administrative Expense
Selling, general and administrative expense increased $39.1 million, or 13%, compared to the nine months ended March 31, 2017, excluding the impact of foreign exchange, primarily driven by acquisition-related expenses during the period, including one-time transaction fees of $11 million related to the acquisition of Catalent Indiana in October 2017. Additionally, there were incremental selling, general, and administrative expenses from recently acquired companies of $22 million, which included $12 million of incremental depreciation and amortization expense and $6 million of employee-related costs. Selling, general, and administrative expenses further increased approximately $4 million for non-cash equity-based compensation driven by the achievement of certain performance-based metrics during the nine months ended March 31, 2018.

Impairment charges and (gain)/loss on sale of assets
Impairment charges and (gain)/loss on sale of assets of $4.4 million were primarily driven by the loss on sale of two Softgel Technologies segment manufacturing sites in the Asia Pacific region during the second quarter of fiscal 2018. The site divestitures were not material, either individually or in the aggregate, to the segment or to the Company.
Restructuring and Other
Restructuring and other charges of $2.7 million for the nine months ended March 31, 2018 decreased by $1.8 million, compared to the nine months ended March 31, 2017 and were driven by employee-related actions to further streamline the business. Other costs in the previous nine months ended March 31, 2017 included claim-resolution charges of $3.2 million (which were subsequently recovered through insurance) related to a previous temporary regulatory suspension at one of our manufacturing facilities. Restructuring expense will vary period to period based on site consolidation efforts and other efforts to further streamline the business.
Interest Expense, net
Interest expense, net of $81.4 million for the nine months ended March 31, 2018 increased $13.9 million compared to the nine months ended March 31, 2017, primarily driven by an average higher level of outstanding debt associated with the financing for the Catalent Indiana acquisition in October 2017, partially offset by principal payments on our term loans and an overall reduction in our interest rates on our senior secured credit facilities as compared to the prior-year period.
On October 18, 2017, we completed the Debt Offering. Concurrent with the Debt Offering, we completed the Third Amendment, which lowered the interest rate on U.S. dollar-denominated and euro-denominated term loans and the revolving credit facility. The new applicable rate for U.S. dollar-denominated term loans decreased 0.50%, and the new applicable rate for euro-denominated term loans is Euribor decreased 0.75%. The new applicable rate for the revolving loans decreased 1.25%.
Further, a component of the purchase price for the Catalent Indiana acquisition consists of $200 million in deferred purchase consideration payable in $50 million installments, on each anniversary of the closing date over a period of four years, the present value of which is accounted for as debt and includes a component of imputed interest expense.
On December 9, 2016, we completed the Euro Notes offering. The Euro Notes bear interest at the rate of 4.75% per annum and are payable semi-annually in arrears on June 15 and December 15 of each year.
Other (Income)/Expense, net
Other expense, net of $29.8 million for the nine months ended March 31, 2018 was primarily driven by financing charges of $11.8 million related to the Debt Offering and the Third Amendment, which included a $6.1 million charge for commitment fees paid during the first quarter of fiscal 2018 on the Bridge Facility. Other expense, net also included $15.5 million of non-cash net losses from foreign exchange re-measurement primarily driven by our euro-denominated debt.
Other expense, net for the nine months ended March 31, 2017 of $3.4 million was primarily driven by $4.3 million of financing charges in the prior year offset with foreign currency re-measurement gains.
Provision/(Benefit) for Income Taxes
Through the nine months ended March 31, 2018, we recorded a net charge of $51.6 million within our income tax provision as a provisional estimate of the net accounting impact of the 2017 Tax Act in accordance with SAB 118. The net charge is comprised of the following: (i) expense of $48.8 million related to the mandatory transition tax for deemed repatriation of deferred foreign income, $12.5 million of which the Company expects to pay over an 8-year period after considering the use of certain net operating losses and foreign tax credits, and certain limitations on executive compensation; (ii) an additional $9.5 million charge relating to the impact of provisional changes in the Company's intentions with respect to future repatriation of undistributed earnings from non-U.S. subsidiaries, and (iii) a benefit of $6.7 million related to a revaluation of the Company’s deferred tax assets and liabilities.
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
Our provision for income taxes for the nine months ended March 31, 2018 was $61.7 million relative to earnings from continuing operations before income taxes of $62.6 million. Our provision for income taxes for the nine months ended March 31, 2017 was $18.4 million relative to earnings from continuing operations before income taxes of $66.4 million. The income tax provision for the current period is not comparable to the same period of the prior year due to the impact of the 2017 Tax Act, changes in pretax income over many jurisdictions, and the impact of discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, other special items, and other discrete tax items, which may have unique tax implications depending on the nature of the item.
Segment Review
The Company’s results on a segment basis for the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017 were as follows:

	Nine Months Ended March 31,		FX impact	Constant Currency Increase/(Decrease)
(Dollars in millions)	2018	2017		Change $	Change %
Softgel Technologies
Net revenue	$676.3	$598.2	$22.8	$55.3	9%
Segment EBITDA	137.4	125.3	3.5	8.6	7%
Drug Delivery Solutions
Net revenue	824.8	639.9	20.8	164.1	26%
Segment EBITDA	209.3	151.5	5.1	52.7	35%
Clinical Supply Services
Net revenue	322.8	249.5	9.9	63.4	25%
Segment EBITDA	54.5	37.8	2.9	13.8	37%
Inter-segment revenue elimination	(45.8)	(29.1)	(2.9)	(13.8)	47%
Unallocated costs (1)	(119.7)	(72.9)	(5.1)	(41.7)	57%
Combined totals
Net revenue	$1,778.1	$1,458.5	$50.6	$269.0	18%

EBITDA from continuing operations	$281.5	$241.7	$6.4	$33.4	14%
     *Percentage not meaningful
(1) Unallocated costs include restructuring and special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Nine Months Ended March 31,
(Dollars in millions)	2018	2017
Impairment charges and gain/(loss) on sale of assets	$(4.4)	$(2.3)
Equity compensation	(21.1)	(16.4)
Restructuring and other special items (a)	(34.7)	(21.6)
Other income/(expense), net (b)	(29.8)	(3.4)
Non-allocated corporate costs, net	(29.7)	(29.2)
Total unallocated costs	$(119.7)	$(72.9)
(a) Restructuring and other special items include transaction and integration costs associated with the acquisition of Catalent Indiana and Accucaps.

(b) Other income/(expense), net of $29.8 million for the nine months ended March 31, 2018 was primarily driven by financing charges of $11.8 million related to the Debt Offering and the Third Amendment, which included a $6.1 million charge for commitment fees paid during the first quarter of fiscal 2018 on the Bridge Facility. Other (income)/expense, net also included $15.5 million of non-cash net losses from foreign exchange translation primarily driven by our Euro-denominated debt.
Provided below is a reconciliation of earnings from continuing operations to EBITDA from continuing operations:

	Nine Months Ended March 31,
(Dollars in millions)	2018	2017
Earnings from continuing operations	$0.9	$48.0
Depreciation and amortization	137.5	107.8
Interest expense, net	81.4	67.5
Income tax expense	61.7	18.4
EBITDA from continuing operations	$281.5	$241.7

Softgel Technologies segment

	2018 vs. 2017
Factors Contributing to Year-Over-Year Change	Nine Months Ended March 31,
	Net Revenue	Segment EBITDA
Revenue/Segment EBITDA without acquisitions	—%	(2)%
Impact of acquisitions	10%	8%
Impact of divestitures / business restructuring	(1)%	1%
Constant currency change	9%	7%
Foreign exchange fluctuation	4%	3%
Total % Change	13%	10%
Softgel Technologies’ net revenue increased $55.3 million, or 9%, excluding the impact of foreign exchange, compared to the nine months ended March 31, 2017. Net revenue was flat compared to the nine months ended March 31, 2017, excluding the impact of the Accucaps acquisition and divestitures. Excluding the reduction in product-participation revenue of 1%, net revenue without acquisitions increased 1%, primarily driven by increased end-market volume demand for prescription products in Europe and Latin America, partially offset by lower end-market volume demand for consumer health products in Asia Pacific and Latin America.
Softgel Technologies' Segment EBITDA increased by $8.6 million, or 7%, compared to the nine months ended March 31, 2017, excluding the impact of foreign exchange. Segment EBITDA decreased 2% excluding the impact of acquisitions and divestitures. Excluding the reduction of product participation profit of 6%, segment EBITDA without acquisitions and divestitures increased 4%, related to the impact of a historical contractual settlement of 2% and a favorable shift in product mix within our prescription products in North America, partially offset by a shortage in our ibuprofen supply, which reduced Segment EBITDA by 3%.
Net revenue and Segment EBITDA in our Softgel Technologies segment increased in the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017 by 10% and 8%, respectively, due to the Accucaps acquisition.
In December 2017, we divested two manufacturing sites in Asia Pacific in the Softgel Technologies segment in order to better streamline our global operations. The site divestitures resulted in a decrease to net revenue of 1% and an increase to Segment EBITDA of 1% in the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017.

Drug Delivery Solutions segment

	2018 vs. 2017
Factors Contributing to Year-Over-Year Change	Nine Months Ended March 31,
	Net Revenue	Segment EBITDA
Revenue/Segment EBITDA without acquisitions	8%	5%
Impact of acquisitions	18%	30%
Constant currency change	26%	35%
Foreign exchange fluctuation	3%	3%
Total % Change	29%	38%
Net revenue in our Drug Delivery Solutions segment increased by $164.1 million, or 26%, compared to the nine months ended March 31, 2017, excluding the impact of foreign exchange. Revenue without acquisitions increased by 8%, driven primarily by favorable end-customer demand for certain higher-margin offerings primarily in our U.S. operations within our oral delivery solutions platform of 3%, increased volume from our biologics offerings of 3%, and increased end-market demand for products from our European sterile pre-filled syringe facilities of 2%.
Drug Delivery Solutions' Segment EBITDA increased by $52.7 million, or 35%, compared to the nine months ended March 31, 2017, excluding the impact of foreign exchange. Segment EBITDA without acquisitions increased by 5%, primarily due to an increase in sales volumes driven by favorable end-customer demand for certain higher-margin offerings primarily in our U.S. operations within our oral delivery solutions platform, and increased volume from our biologics offerings, partially offset by decreased profit from our analytical services platform driven by decreased sales volumes related to fee-for-service development work and analytical testing in the U.S., decreased product-participation profit, and deterioration in our capacity utilization within our blow-fill-seal technology platform.
On September 22, 2016, we acquired Pharmatek, which increased net revenue and Segment EBITDA in our Drug Delivery Solutions segment for the nine months ended March 31, 2018 by 1% for each metric, compared to the corresponding prior-year period.
On October 23, 2017, we acquired Catalent Indiana, which increased net revenue and Segment EBITDA in our Drug Delivery Solutions segment for the nine months ended March 31, 2018 by 17% and 29%, respectively, compared to the corresponding prior-year period.
Clinical Supply Services segment

	2018 vs. 2017
Factors Contributing to Year-Over-Year Change	Nine Months Ended March 31,
	Net Revenue	Segment EBITDA
Revenue/Segment EBITDA without acquisitions	25%	37%
Impact of acquisitions	—%	—%
Constant currency change	25%	37%
Foreign exchange fluctuation	4%	7%
Total % Change	29%	44%
Clinical Supply Services' net revenue increased by $63.4 million, or 25%, compared to the nine months ended March 31, 2017, excluding the impact of foreign exchange, primarily due to increased lower-margin comparator sourcing volume of approximately $32 million, or 13%, and higher volume related to our storage and distribution business of approximately $35 million, or 14%, partially offset by decreased volume related to our manufacturing and packaging business of approximately $4 million, or 2%.
Clinical Supply Services' Segment EBITDA increased by $13.8 million, or 37%, excluding the impact of foreign exchange, compared to the nine months ended March 31, 2017, primarily due to increased sales volumes in our storage and distribution business, improved capacity utilization across the network, as well as increased profit from our lower-margin comparator sourcing.

Liquidity and Capital Resources
Sources and Uses of Cash
Our principal source of liquidity has been cash flows generated from operations and certain financing activities for acquisitions. The principal uses of cash are to fund planned operating and capital expenditures, business or asset acquisitions, interest payments on debt, and any mandatory or discretionary principal payments on debt issuances. As of March 31, 2018, Operating Company had available a $200 million revolving credit facility that matures in May 2022 (following the Third Amendment in October 2017), the capacity of which is reduced by $6.0 million in outstanding letters of credit. The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings, referred to as swing-line borrowings. As of March 31, 2018, we had no outstanding borrowings under our revolving credit facility.
On October 29, 2015, our Board of Directors authorized a share repurchase program to use up to $100.0 million to repurchase shares of our outstanding common stock. Under the program, we are authorized to repurchase shares through open market purchases, privately negotiated transactions, or otherwise as permitted by applicable federal securities laws. There has been no purchase pursuant to this program as of March 31, 2018.
U.S. Tax Reform Considerations

Recent changes to the taxation of undistributed foreign earnings in connection with the 2017 Tax Act could potentially change our future intentions regarding the reinvestment of such earnings. We intend to continue to monitor regulatory developments concerning the taxation of undistributed foreign earnings, as well as our liquidity needs both domestic and foreign. If we choose to repatriate any funds to the U.S. in the future, we could potentially be subject to applicable state, local, and/or foreign taxes. We have yet to determine the potential use of any cash that may be repatriated to the U.S. as a result of the 2017 Tax Act. Based on the current estimate of the mandatory transition cash tax liability of $12.5 million and timing of the related payments, we believe that cash from operations will be sufficient to make all required payments.
Cash Flows
The following table summarizes our consolidated statement of cash flows:

	Nine Months Ended March 31,
(Dollars in millions)	2018	2017	Difference
Net cash provided by/(used in):
Operating activities	$271.2	$199.3	$71.9
Investing activities	$(860.5)	$(257.0)	$(603.5)
Financing activities	$674.6	$168.4	$506.2
Operating Activities
For the nine months ended March 31, 2018, cash provided by operating activities was $271.2 million, compared to $199.3 million for the corresponding prior-year period. Cash flow from operating activities for the nine months ended March 31, 2018 increased due to higher revenue from recent acquisitions and certain working capital improvements primarily driven by an increase in trade accounts payable and a decrease in trade accounts receivable during the current-year nine-month period compared to the prior-year period.
Investing Activities
For the nine months ended March 31, 2018, cash used in investing activities was $860.5 million compared to $257.0 million for the nine months ended March 31, 2017, primarily driven by $748.0 million of cash paid for the acquisition of Catalent Indiana in the second quarter of fiscal 2018. During the prior-year nine-month period, $169.9 million of cash was paid for business acquisitions, net of cash acquired. The increase in cash used in investing activities was also due to an increase in acquisitions of property, plant, and equipment, which totaled $117.7 million for the nine months ended March 31, 2018 compared to $87.8 million in the nine months ended March 31, 2017.

Financing Activities
For the nine months ended March 31, 2018, cash provided by financing activities was $674.6 million compared to $168.4 million for the nine months ended March 31, 2017, primarily driven by net proceeds of $442.6 million and $277.8 million raised as part of our Debt Offering and a primary offering of our common stock in September 2017 (the "Equity Offering"), respectively, during the current-year nine-month period. In the Equity Offering, we sold 7.4 million shares of our common stock at a price, including shares sold pursuant to an exercise of the underwriters' over-allotment option, of $39.10 per share, before underwriting discounts and commissions. The net proceeds of $277.8 million includes the effect of these discounts and commissions and other offering expenses. The net proceeds of these offerings were used to fund a portion of the initial consideration for the Catalent Indiana acquisition. Contemporaneous to completing the Debt Offerings, we completed the Third Amendment to lower the interest rate and extend the maturity dates on our senior secured credit facilities. In connection with the Debt Offering and the Third Amendment, we incurred $22.8 million of debt discount and third-party financing costs, of which $11.8 million was expensed and recorded in other expense/(income), net in the consolidated statement of operations.
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
The Euro Notes and the USD Notes
All obligations under the Euro Notes and the USD Notes are general, unsecured, and subordinated to all existing and future secured indebtedness of the guarantors to the extent of the value of the assets securing such indebtedness. The Euro Notes and the USD Notes are each separately guaranteed by all of Operating Company's wholly owned U.S. subsidiaries that guarantee the senior secured credit facilities. Neither the Euro Notes nor the USD Notes are guaranteed by either PTS Intermediate or Catalent, Inc.
Debt Covenants
Senior Secured Credit Facilities
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, Operating Company’s (and Operating Company’s restricted subsidiaries’) ability to incur additional indebtedness or issue certain preferred shares; create liens on assets; engage in mergers and consolidations; sell assets; pay dividends and distributions or repurchase capital stock; repay subordinated indebtedness; engage in certain transactions with affiliates; make investments, loans, or advances; make certain acquisitions; enter into sale and leaseback transactions; amend material agreements governing Operating Company’s subordinated indebtedness, and change Operating Company’s lines of business.
The Credit Agreement also contains change-of-control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of March 31, 2018, we were in compliance with all material covenants related to the Credit Agreement.
Subject to certain exceptions, the Credit Agreement permits us and our restricted subsidiaries to incur certain additional indebtedness, including secured indebtedness. None of our non-U.S. subsidiaries or Puerto Rico subsidiaries is a guarantor of the loans.
As market conditions warrant, we and our affiliates may from time to time seek to purchase our outstanding debt in privately negotiated or open-market transactions, by tender offer or otherwise. Subject to any applicable limitation contained in the Credit Agreement, any purchase made by us may be funded by the use of cash on our balance sheet or the incurrence of new secured or unsecured debt. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchase may be with respect to a substantial amount of a particular class or series of debt, with the attendant reduction in the trading liquidity of such class or series. In addition, any such purchases made at prices below the “adjusted issue price” (as defined for U.S. federal income tax purposes) may result in taxable cancellation of indebtedness income to us, which amounts may be material, and in related adverse tax consequences to us.
The Euro Notes and the USD Notes
The Indentures governing the Euro Notes and the USD Notes (the "Indentures") contain covenants that, among other things, limit the ability of Operating Company and its restricted subsidiaries to incur or guarantee more debt or issue certain preferred shares, pay dividends on, repurchase, or make distributions in respect of their capital stock or make other restricted payments, make certain investments, sell certain assets, create liens, consolidate, merge, sell, or otherwise dispose of all or substantially all of their assets, enter into certain transactions with their affiliates, and designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions, limitations and qualifications as set forth in the Indentures. The Indentures also contain customary events of default including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of Operating Company or certain of its subsidiaries. Under the Indentures, upon an event of default, either the holders of at least 30% in principal amount of either the then-outstanding Euro Notes or the then-outstanding USD Notes, or either of the Trustees under the applicable notes, may declare the applicable notes immediately due and payable, or in certain circumstances, the applicable notes automatically will become due and immediately payable. As of March 31, 2018, we were in compliance with all material covenants related to the Indentures.

As of March 31, 2018 and June 30, 2017, the amounts of cash and cash equivalents held by foreign subsidiaries were $310.8 million and $249.8 million, respectively, out of the total consolidated cash and cash equivalents of $391.5 million and $288.3 million, respectively. These balances are dispersed across many international locations around the world.

Backlog
While we generally have long-term supply agreements that provide for a revenue stream over a period of years, our backlog represents, as of a point in time, future service revenues from work not yet completed. For our Softgel Technologies and Drug Delivery Solutions segments, backlog represents firm orders for manufacturing services and includes minimum volumes, where applicable. For our Clinical Supply Services segment, backlog represents estimated future service revenues from work not yet completed under signed contracts. Using these methods of reporting backlog, as of March 31, 2018, backlog was approximately $1,283.9 million, compared to approximately $1,052.2 million as of June 30, 2017, including approximately $313.6 million and $338.3 million, respectively, related to our Clinical Supply Services segment. We expect to recognize approximately 48% of revenue from the backlog in existence as of March 31, 2018 by June 30, 2018.
To the extent projects are delayed, the timing of our revenue could be affected. If a customer cancels an order, we may be reimbursed for the costs we have incurred. For orders that are placed inside a contractual firm period, we generally have a contractual right to payment in the event of cancellation. Fluctuations in our reported backlog levels also result from the timing and order pattern of our customers who often seek to manage their level of inventory on hand. Because of customer-ordering patterns, our backlog reported for certain periods may fluctuate and may not be indicative of future results.
Interest Rate Risk Management
A portion of the debt used to finance our operations is exposed to interest-rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed- and floating-rate assets and liabilities. Historically, we have used interest-rate swaps to manage the economic effect of variable-rate interest obligations associated with our floating-rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on our future interest expense. As of March 31, 2018, we did not have any interest-rate swap agreement in place that would have the economic effect of modifying the variable-rate interest obligations associated with our floating-rate term loans.
Currency Risk Management
We are exposed to fluctuations in the Euro-USD exchange rate on our investments in our operations in Europe. While we do not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in euros. At March 31, 2018, we had $848.8 million of euro-denominated debt outstanding that qualifies as a hedge of a net investment in foreign operations. Refer to Note 9 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of net investment hedge activity in the period.

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
Contractual Obligations
Besides the changes in our long-term obligations related to the Third Amendment, the offering of the USD Notes, and the deferred purchase consideration associated with the Catalent Indiana acquisition as disclosed in Liquidity and Capital Resources earlier in this Item, there has been no significant change to our contractual obligations since our Fiscal 2017 10-K for the period ended June 30, 2017. Refer to Note 10 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion regarding tax reform and the Company's long-term obligations.
Off-Balance Sheet Arrangements
Other than operating leases and outstanding letters of credit as discussed above, we do not have any material off-balance sheet arrangements as of March 31, 2018.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to cash flow and earnings fluctuations as a result of certain market risks. These market risks primarily relate to changes in interest rates associated with our long-term debt obligations and foreign exchange rate changes.
Interest Rate Risk
The Company has historically used interest-rate swaps to manage the economic effect of variable-rate interest obligations associated with our floating-rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on our future interest expense. As of March 31, 2018, we did not have any interest-rate swap agreements in place that would either have the economic effect of modifying the variable-rate interest obligations associated with our floating-rate term loans or would be considered an effective cash flow hedge for financial reporting purposes.
Foreign Currency Exchange Risk
By the nature of our global operations, we are exposed to cash flow and earnings fluctuations resulting from foreign exchange rate variation. These exposures are transactional and translational in nature. Since we manufacture and sell our products throughout the world, our foreign-currency risk is diversified. Principal drivers of this diversified foreign-exchange exposure include the European euro, British pound, Argentinean peso, Brazilian real, and Australian dollar. Our transactional exposure arises from the purchase and sale of goods and services in currencies other than the functional currency of our operational units. We also have exposure related to the translation of financial statements of our foreign subsidiaries into U.S. dollars, the functional currency of Operating Company. The financial statements of our operations outside the U.S. are measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign operations in U.S. dollars are accumulated as a component of accumulated other comprehensive income/(loss) utilizing period-end exchange rates. Foreign-currency transaction gains and losses calculated by utilizing weighted average exchange rates for the period are included in the statements of operations in other expense/(income), net. Such foreign-currency transaction gains and losses include inter-company loans denominated in non-U.S. dollar currencies.

Item 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any control or procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
The Company continues to resolve claims stemming from a prior, temporary, regulatory suspension of one of our manufacturing facilities. To date, more than 30 customers of the facility have presented claims against the Company for alleged losses, including lost profits and other types of indirect or consequential damages that they have allegedly suffered due to the temporary suspension, or have reserved their right to do so subsequently. The Company is unable to estimate at this time either the total value of claims asserted, or that are reasonably possible to be asserted, with respect to this matter or the likely cost to resolve them, although (a) through March 31, 2018, the Company settled 21 customer claims and (b) certain remaining customers have presented the Company with support for other claims having an aggregate claim value of approximately $5 million. To date, none of the asserted claims takes into account limitations of liability in the contracts governing these claims or any other defense that the Company may assert. In addition, the Company may have insurance for additional costs it may incur as a result of such claims, subject to various deductibles and other limitations, but there can be no assurance as to the aggregate amount or timing of insurance recoveries against any such costs.
From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business, including, without limitation, inquiries and claims concerning environmental contamination as well as litigation and allegations in connection with acquisitions, product liability, manufacturing or packaging defects, and claims for reimbursement for the cost of lost or damaged active pharmaceutical ingredients, the cost of any of which could be significant. The Company intends to vigorously defend itself against any such litigation and does not currently believe that the outcome of any such litigation will have a material adverse effect on the Company’s financial statements. In addition, the healthcare industry is highly regulated and government agencies continue to scrutinize certain practices affecting government programs and otherwise.
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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled "Risk Factors" in our Fiscal 2017 10-K for the fiscal year ended June 30, 2017 and in any of our subsequently filed Quarterly Reports on Form 10-Q, which could materially affect our business, financial condition, or future results. The risks described in such reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. Other than what was disclosed in the Special Note Regarding Forward-Looking Statements and discussed below, there has been no material change to the risk factors disclosed in our Fiscal 2017 10-K.
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
Although we are still determining whether the 2017 Tax Act will ultimately benefit our results of operations and financial condition in future periods, primarily by reducing the applicable U.S. federal statutory income tax rate from 35% to 21%, we recorded a net charge of $51.6 million within our income tax provision as a provisional estimate of the net accounting impact of the 2017 Tax Act. We recorded this charge on a provisional basis, based on our present understanding of the 2017 Tax Act and other information available as of the time of the estimates, including assumptions and expectations about future events.
Although we believe these provisional amounts represent a reasonable estimate of the ultimate enactment-related impact the 2017 Tax Act will have on our consolidated financial statements, we may adjust these amounts materially as additional information becomes available and we complete further analyses. The impact of the 2017 Tax Act to our business in future periods is also subject to a variety of factors beyond our control including, but not limited to, (i) potential amendments to the

2017 Tax Act; (ii) potential changes to state, local, and foreign tax laws in response to the 2017 Tax Act; and (iii) potential new or interpretative guidance issued by the SEC, the Financial Accounting Standards Board, or the Internal Revenue Service related to the 2017 Tax Act. Any of these factors could cause our actual results to differ materiality from our current expectations and/or investors’ expectations. Further, there are certain effects of the 2017 Tax Act we cannot reasonably estimate, including (a) the GILTI rules, (b) the FDII deduction, (c) the BEAT, (d) provisions eliminating or reducing certain income tax deductions, such as interest expense, and certain employee expenses, and (e) the state tax impact of the 2017 Tax Act. As we gather, analyze, and consider additional data in the context of the 2017 Tax Act and ASC 740 Income Taxes, we may adjust in future periods our current estimates, but we will do so only during the measurement period prescribed by SAB 118. Any such adjustment may be material.

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

101.1
The following financial information from Catalent, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL: (i) Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2018 and 2017; (ii) Consolidated Statements of Comprehensive Income/(Loss) for the Three and Nine Months Ended March 31, 2018 and 2017; (iii) Consolidated Balance Sheets as of March 31, 2018 and June 30, 2017; (iv) Consolidated Statement of Changes in Shareholders’ Equity/(Deficit) as of March 31, 2018; (v) Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2018 and 2017; and (vi) Notes to Unaudited Consolidated Financial Statements.

* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALENT, INC. (Registrant)

Date:	May 1, 2018	By:	/s/ John R. Chiminski
John R. Chiminski
President & Chief Executive Officer

Date:	May 1, 2018	By:	/s/ Wetteny Joseph
Wetteny Joseph
Senior Vice President & Chief Financial Officer