Form 10-K
period 2018-06-30
Catalent, Inc.
filed 2018-08-28
CIK 1596783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
______________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No   ☒
As of December 31, 2017, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was $5.5 billion. On August 21, 2018 there were 144,873,693 shares of the Registrant’s Common Stock, par value $0.01 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement relating to the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

CATALENT, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended June 30, 2018

PART I
Special Note Regarding Forward-Looking Statements
In addition to historical information, this Annual Report on Form 10-K of Catalent, Inc. ("Catalent" or the "Company") contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are subject to the "safe harbor" created by those sections. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "could," "seeks," "predicts," "intends," "plans," "estimates," "anticipates," "future," "forward," "sustain" or the negative version of these words or other comparable words.
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
Some of the factors that may cause actual results, developments, and business decisions to differ materially from those contemplated by such forward-looking statements include, but are not limited to, those described under the section entitled "Risk Factors" in this Annual Report on Form 10-K for the fiscal year ended June 30, 2018 and the following:

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

•	We are subject to product and other liability risks that could exceed our anticipated costs or adversely affect our results of operations, financial condition, liquidity, and cash flows.

•	Failure to comply with existing and future regulatory requirements could adversely affect our results of operations and financial condition or result in claims from customers.

•	Failure to provide quality offerings to our customers could have an adverse effect on our business and subject us to regulatory actions or costly litigation.

•	The services and offerings we provide are highly exacting and complex, and, if we encounter problems providing the services or support required, our business could suffer.

•
Our global operations are subject to economic, political and regulatory risks, including the risks of changing regulatory standards or changing interpretations of existing standards, that could affect the profitability of our operations or require costly changes to our procedures.

•	The exit of the United Kingdom (the "U.K.") from the European Union could have future adverse effects on our operations, revenues, and costs, and therefore our profitability.

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

•
Changes in market access or healthcare reimbursement for our customers’ products in the United States ("U.S.") or internationally, including possible changes to the U.S. Affordable Care Act, could adversely affect our results of operations and financial condition by affecting demand for our offerings or the financial health of our customers.

•
As a global enterprise, fluctuations in the exchange rate of the U.S. dollar, our reporting currency, against foreign currencies could have a material adverse effect on our financial performance and results of operations.

•	The impact to our business of U.S. tax legislation enacted in December 2017 could differ materially from our current estimates.

•	Tax legislative or regulatory initiatives or challenges to our tax positions could adversely affect our results of operations and financial condition.

•	Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

•	Changes to the estimated future profitability of the business may require that we establish an additional valuation allowance against all or some portion of our net U.S. deferred tax assets.

•	We depend on key personnel.

•
We use advanced information and communication systems to run our operations, compile and analyze financial and operational data, and communicate among our employees, customers, and counter-parties, and the risks generally associated with information and communications systems could adversely affect our results of operations. We are continuously working to install new, and upgrade existing, systems and provide employee awareness training around phishing, malware, and other cyber security risks to enhance the protections available to us, but such protections may be inadequate to address malicious attacks or inadvertent compromises of data security.

•
We engage, from time to time, in acquisitions and other transactions that may complement or expand our business or divest of non-strategic businesses or assets. We may not be able to complete such transactions, and such transactions, if executed, pose significant risks, including risks relating to our ability to successfully and efficiently integrate acquisitions or execute on dispositions and realize anticipated benefits therefrom. The failure to execute or realize the full benefits from any such transaction could have a negative effect on our operations.

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

•
Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or in our industry, expose us to interest-rate risk to the extent of our variable-rate debt, and prevent us from meeting our obligations under our indebtedness.

We caution you that the risks, uncertainties, and other factors referenced above may not contain all of the risks, uncertainties, and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits, or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct, or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this report apply only as of the date of this report or as of the date they were made and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by law.

Social Media
We use our website (www.catalent.com), corporate Facebook page (https://www.facebook.com/CatalentPharmaSolutions), corporate LinkedIn page (https://www.linkedin.com/company/catalent-pharma-solutions/) and corporate Twitter account (@catalentpharma) as channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, Securities and Exchange Commission ("SEC") filings, and public conference calls and webcasts. The contents of our website and social media channels are not, however, a part of this report.

Trademarks and Service Marks
We have U.S. or foreign registration in the following marks, among others: Clinicopia®, Easyburst®, Follow the Molecule®, Galacorin®, GPEx®, Liqui-Gels®, OptiForm®, OptiDose®, OptiGel®, OptiGel® Bio, OptiMelt®, OptiShell®, SMARTag®, SupplyFlex®, Vegicaps®, and Zydis®. This Annual Report on Form 10-K also includes trademarks and trade names owned by other parties, and these trademarks and trade names are the property of their respective owners. We use certain other trademarks and service marks, including CosmoPod™, FastChain™, FlexDose™, PEEL-ID™, OmegaZero™, OptiPact™, Pharmatek™, Savorgel™, Softdrop™, and Zydis Ultra™ on an unregistered basis in the United States and abroad.
Solely for convenience, the trademarks, service marks, and trade names identified in this Annual Report on Form 10-K may appear without the ® and ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks, and trade names.

ITEM 1.	BUSINESS
Overview
We are the leading global provider of advanced delivery technologies and development solutions for drugs, biologics, and consumer and animal health products. Our oral, injectable, and respiratory delivery technologies address the full diversity of the pharmaceutical industry, including small molecules, biologics, and consumer and animal health products. Through our extensive capabilities and deep expertise in product development, we help our customers take products to market faster, including nearly half of new drug products approved by the U.S. Food and Drug Administration (the "FDA") in the last decade. Our advanced delivery technology platforms, including those in our Softgel Technologies, Biologics and Specialty Drug Delivery, and Oral Drug Delivery segments, our proven formulation, manufacturing, and regulatory expertise, and our broad and deep intellectual property enable our customers to develop more products and better treatments for patients and consumers. Across both development and delivery, our commitment to reliably supply our customers’ and their patients' needs is the foundation for the value we provide; annually, we produce approximately 73 billion doses for nearly 7,000 customer products, or approximately 1 in every 20 doses of such products taken each year by patients and consumers around the world. We believe that through our investments in growth-enabling capacity and capabilities, our ongoing focus on operational and quality excellence, the sales of existing customer products, the introduction of new customer products, our innovation activities and patents, and our entry into new markets, we will continue to benefit from attractive and differentiated margins and realize the growth potential from these areas.
We continue to invest in our sales and marketing activities, leading to growth in the number of active development programs for our customers. This has further enhanced our extensive, long-duration relationships and long-term contracts with a broad and diverse range of industry-leading customers. In the fiscal year ended June 30, 2018, we did business with 90 of the top 100 branded drug marketers, 21 of the top 25 generics marketers, 24 of the top 25 biologics marketers, and 23 of the top 25 consumer health marketers globally. Selected key customers include Pfizer, Johnson & Johnson, GlaxoSmithKline, Novartis, Roche, and Teva. We have many long-standing relationships with our customers, particularly in advanced delivery technologies, where we tend to follow a prescription molecule through its lifecycle, from the development and launch of the original brand prescription, to generics or over-the-counter switch. A prescription pharmaceutical product relationship with an innovator will often last many years, in several cases, nearly two decades or more, extending from pre-clinical development through the end of the product’s life cycle. We serve customers who require innovative product development, superior quality, advanced manufacturing, and skilled technical services to support their development and marketed product needs. Our broad and diverse range of technologies closely integrates with our customers' molecules to yield final dose forms, and this generally results in the inclusion of Catalent in our customers' prescription product regulatory filings. Both of these factors translate to long-duration supply relationships at an individual product level.
We believe our customers value us because our depth of development solutions and advanced delivery technologies, intellectual property, consistent and reliable supply, geographic reach, and substantial expertise enable us to create a broad range of business and product solutions that can be customized to fit their individual needs. Today we employ nearly 1,800 scientists and technicians and hold approximately 1,200 patents and patent applications in advanced delivery, drug and biologics formulation, and manufacturing. The aim of our offerings is to allow our customers to bring more products to market faster, and develop and market differentiated new products that improve patient outcomes. We believe our leading market position and diversity of customers, offerings, regulatory categories, products, and geographies reduce our exposure to potential strategic and product shifts within the industry.
We provide a number of proprietary, differentiated technologies, products, and service offerings to our customers across our advanced delivery technologies and development solutions platforms. The core technologies within our advanced delivery technologies platform include softgel capsules, our Zydis orally dissolving tablets, blow-fill-seal unit-dose liquids, and a range of other oral, injectable and respiratory technologies. The technologies and service offerings within our development solutions platform span the drug development process, ranging from our OptiForm Solution Suite for enhancement of bioavailability and other characteristics of early-stage molecules, and GPEx and SMARTag platforms for development of biologics and antibody-drug conjugates (ADCs), to formulation, analytical services, early-stage clinical development, and clinical trials supply, including our unique FastChain demand-led clinical supply solution. Our offerings serve a critical need in the development and manufacturing of difficult-to-formulate products across a number of product types.

We have advanced our technologies and grown our service offerings over more than 80 years through internal development, strategic alliances, in-licensing, and acquisitions. We initially introduced our softgel capsule technology in the 1930s and have continued to expand our range of new, technologically enhanced offerings. Since fiscal 2013, we have launched OptiShell, OptiMelt, Zydis Nano, Zydis Bio, OptiPact, the OptiForm Solution Suite and our FastChain demand-led clinical supply solution. Since then, our customers have obtained regulatory approval for the first-to-market product using our OptiShell technology. We have also augmented our portfolio through acquisitions. In fiscal 2015, we added an ADC business through the completion of our acquisition of Redwood Bioscience in October 2014; and extended our particle engineering capabilities via our November 2014 acquisition of Micron Technologies. In fiscal 2017, we expanded our early development capabilities, including the addition of spray drying technology into our drug formulation and delivery technologies, through the acquisition of Pharmatek Laboratories, Inc. ("Pharmatek") in September 2016, and we expanded our softgel development and manufacturing network via the February 2017 acquisition of Accucaps Industries Limited ("Accucaps"). In fiscal 2018, we acquired Cook Pharmica LLC (now named Catalent Indiana, LLC, "Catalent Indiana") in order to enhance our biologics capabilities. After the close of fiscal 2018, we acquired Juniper Pharmaceuticals, Inc., which extends to the U.K. the geographic reach of the early development capabilities we gained through Pharmatek. We believe our own internal innovation, supplemented by current and future external partnerships and acquisitions, will continue to strengthen and extend our leadership positions in the delivery and development of drugs, biologics, and consumer and animal health products.

History
We were formed in April 2007, when affiliates of The Blackstone Group L.P. ("Blackstone") acquired the core of the Pharmaceutical Technologies and Services ("PTS") segment of Cardinal Health, Inc. ("Cardinal"). Cardinal had created PTS through a series of acquisitions beginning with R.P. Scherer Corporation in 1998. We are a holding company that indirectly owns Catalent Pharma Solutions, Inc. ("Operating Company"), which owns, directly or indirectly, all of our operating subsidiaries. Since the 2007 acquisition of PTS, we have regularly reviewed our portfolio of offerings and operations in the context of our strategic growth plan, and, as a result, we have sold seven businesses and consolidated operations at five facilities, integrating them into the remaining facility network. We have also actively acquired new businesses and facilities. In July 2014, we completed the initial public offering of our common stock (the "IPO"), which is listed on the New York Stock Exchange (the "NYSE") under the symbol "CTLT." Blackstone and its minority partners sold all of the stock they held in us in a series of secondary offerings ending in September 2016.
Our Competitive Strengths
Leading Provider of Advanced Delivery Technologies and Development Solutions
We are the leading global provider of advanced delivery technologies and development solutions for drugs, biologics and consumer and animal health products. In the last decade, we have earned revenue with respect to nearly half of the drugs based on new molecular entities ("NMEs") approved by the FDA, and over the past three years with respect to more than 80% of the top 200 largest-selling compounds globally. With nearly 1,800 scientists and technicians worldwide and approximately 1,200 patents and patent applications, our expertise is in providing differentiated technologies and solutions that help our customers bring more products and better treatments to market faster. For example, in the high-value area of new chemical entities ("NCEs"), nearly 90% of NCE softgel approvals by the FDA over the last 25 years have been developed and supplied by us.
Diversified Operating Platform
We are diversified by virtue of our geographic scope, our large customer base, the extensive range of products we produce, our broad service offerings, and our ability to provide solutions at nearly every stage of a product’s lifecycle. In fiscal 2018, we produced nearly 7,000 distinct items across multiple categories; our fiscal 2018 regulatory-based classification of revenues demonstrates this: branded drugs (36%), generic prescription drugs (10%), biologics (26%), over-the-counter (13%), and consumer health, veterinary products, medical devices, and diagnostics (15% combined). In fiscal 2018, our top 20 products represented approximately 21% of total revenue, with no single customer accounting for greater than 10% of revenue and with no individual product greater than 4%. We serve more than 1,000 customers in approximately 80 countries, with a majority of our fiscal 2018 revenues coming from outside the United States. This diversity, combined with long product lifecycles and close customer relationships, has contributed to the stability of our business. It has also allowed us to reduce our exposure to potential strategic, customer, and product shifts as well as to payer-driven pricing pressures experienced by our branded drug and biologic customers.
Longstanding, Extensive Relationships with Blue Chip Customers
We have longstanding, extensive relationships with leading pharmaceutical and biotechnology customers. In fiscal 2018, we did business with 90 of the top 100 branded drug marketers, 21 of the top 25 generics marketers, 24 of the top 25 biologics marketers, and 23 of the top 25 consumer health marketers globally, as well as with more than 1,000 other customers, including emerging and specialty companies, which are often more reliant on outside partners as a result of their more virtual business models. Regardless of size, our customers seek innovative product development, superior quality, advanced manufacturing, and skilled technical services to support their development and marketed product needs.
We believe our customers value us because our depth of development solutions and advanced delivery technologies, consistent and reliable supply, geographic reach, and substantial expertise enable us to create a broad range of tailored solutions, many of which are unavailable from other individual providers.
Deep, Broad and Growing Technology Foundation
Our breadth of proprietary and patented technologies and long track record of innovation substantially differentiate us from other industry participants. Our leading softgel platforms, including Liqui-Gels, OptiShell and Vegicaps capsules, and our modified release technologies, including the Zydis family and our OptiPact and OptiMelt technologies, provide formulation expertise to solve complex delivery challenges for our customers. We offer advanced technologies for delivery of small molecules and biologics via respiratory, ophthalmic, and injectable routes, including the blow-fill-seal unit dose technology, and prefilled syringes. We also provide advanced biologics formulation options, including Gene Product Expression ("GPEx") cell-line and SMARTag antibody-drug conjugate technologies. We have a market leadership position within respiratory delivery, including metered dose and dry powder inhalers and nebulized and intra-nasal forms. We have reinforced our leadership position in advanced delivery technologies over the last five years, as we have launched more than a dozen new technology platforms and applications, including the fiscal 2016 launch of our OptiForm Solution Suite, a dose form-agnostic bioavailability enhancement program for early-stage molecules, and the recent acquisition of Catalent Indiana, which expands our biologics platform. Our culture of creativity and innovation is grounded in our advanced delivery technologies, our scientists and engineers, and our patents and proprietary manufacturing processes throughout our global network. Our global product development team drives a focused application of resources to our highest priority opportunities for both new customer product introductions and platform technology development. As of June 30, 2018, we had over 1,000 product development programs in active development across our businesses.
Long-Duration Relationships Provide Sustainability
Our broad and diverse range of technologies closely integrates with our customers' molecules to yield final dose forms, and this generally results in the inclusion of Catalent in our customers' prescription product regulatory filings. Both of these factors translate to long-duration supply relationships at an individual product level, to which we apply our expertise in contracting to produce long-duration commercial supply agreements. These agreements typically have initial terms of three to ten years with regular renewals of one to three years (see "Contractual Arrangements" for more detail). Approximately two-thirds of our fiscal 2018 advanced delivery technology platform revenues (comprised of our Softgel Technologies, Biologics and Specialty Drug Delivery, and Oral Drug Delivery reporting segments) were covered by such long-term contractual arrangements. We believe this base provides us with a sustainable competitive advantage.
Significant Recent Growth Investments
We have made significant investments over time to establish a global manufacturing network, and today employ 5.9 million square feet of manufacturing and laboratory space across five continents. We have deployed approximately $719 million in the last five fiscal years in gross capital expenditures. Growth-related investments in facilities, capacity, and capabilities across our businesses have positioned us for future growth in areas aligned with anticipated future demand. Through our focus on operational, quality, and regulatory excellence, we drive ongoing and continuous improvements in safety, productivity, and reliable supply to customer expectations, which we believe further differentiate us. Our manufacturing network and capabilities allow us the flexibility to reliably supply the changing needs of our customers while consistently meeting their quality, delivery, and regulatory compliance expectations.
High Standards of Regulatory Compliance and Operational and Quality Excellence
We operate our plants in accordance with current good manufacturing practices ("cGMP") or other applicable requirements, following our own high standards that are consistent with those of many of our large global pharmaceutical and biotechnology customers. We have more than 1,300 employees around the globe focused on quality and regulatory compliance. All of our facilities are registered with the FDA or other applicable regulatory agencies, such as the European Medicines Agency (the "EMA"). In some cases, facilities are registered with multiple regulatory agencies. In fiscal 2018, we were subject to 62 regulatory audits, and, over the last five fiscal years, we successfully completed approximately 250 regulatory audits. We also undergo more than 400 customer and internal audits annually. We believe our quality and regulatory track record to be a favorable competitive differentiator.

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
Our Strategy
We are pursuing the following key growth initiatives:
"Follow the Molecule®" Providing Solutions to our Customers across all Phases of the Product Lifecycle
We intend to use our advanced delivery technologies and development solutions across the entire lifecycle of our customers' products to drive future growth. Our development solutions span the drug development process, starting with our platforms for early pre-clinical development of small molecules, biologics, and antibody-drug conjugates, to formulation and analytical services, through clinical development and manufacturing of clinical trial supplies, to regulatory consulting. Once a molecule is ready for therapeutic trials and subsequent commercialization, we provide our customers with a range of advanced delivery technologies and manufacturing expertise that allow them to deliver their molecules to the end-users in appropriate dosage forms. The relationship between a molecule and our advanced delivery technologies typically starts with developing and manufacturing the innovator product, then extends throughout the molecule’s commercial life, including with additional customers through potential generic launches or over-the-counter conversion. For prescription products, we are typically the sole and/or exclusive provider, and are reflected in customers’ new drug applications. Our revenues from our advanced delivery technologies are primarily driven by volumes and, as a result, the loss of an innovator drug's market exclusivity may be mitigated if we supply both branded and generic customers.

An example of this can be found in a leading over-the-counter respiratory brand, which today uses both our Zydis fast dissolve and our Liqui-Gels softgel technologies. We originally began development of the prescription format of this product for our multinational pharmaceutical company partner in 1992 to address specific patient sub-segment needs. After four years of development, we then commercially supplied the prescription Zydis product for six years, and we have continued to provide the Zydis form since the switch to over-the-counter status in the United States and other markets in the early 2000s. Subsequently, we proactively brought a softgel product concept for the brand to the customer, which the customer elected to develop and launch as well. By following this molecule, we have built a strong, 26-year long relationship across multiple formats and markets.
Customer Product Pipeline - Continuing to Grow Through New Projects and Product Launches
We intend to grow by supplementing our existing diverse base of commercialized advanced delivery technology products with new development programs. As of June 30, 2018, our product development teams were working on over 1,000 new customer programs. Our base of active development programs has expanded in recent years from growing market demand, as well as from our expanded capabilities and technologies. Although there are many complex factors that affect the development and commercialization of pharmaceutical, biological, and consumer and animal health products, we expect that a portion of these programs will reach full development and market approval in the future and thereby add to our long-duration commercial revenues under long-term contracts and grow our existing product base. In the year ended June 30, 2018, we introduced 207 new products, up 13% from the prior year.

Catalent continues to be the global leader in providing chemistry, manufacturing, and controls-based product development services to the global pharmaceutical, biotechnology, and consumer health industry, driven by thousands of projects annually. In the year ended June 30, 2018, we recognized approximately $513 million of revenue related to the development of products on behalf of customers, included in our Softgel Technologies, Biologics and Specialty Drug Delivery, and Oral Drug Delivery reporting segments, up 25% from the prior year. In addition, substantially all of the revenues associated with the Clinical Supply Services segment relate to our support of customer products in development.
Capabilities & Capacity - Expanding in Biologics and Other Attractive Markets
Recognizing the strategic importance of biologics, we began to build a differentiated biologics cell-line and formulation development platform in 2002. Since then, we have invested over $1 billion in our biologics business, including capital investments plus the fiscal 2018 acquisition of Catalent Indiana for an aggregate nominal purchase price of $950 million (included in our Biologics and Specialty Drug Delivery segment). Today, we are a recognized leader in biologics, including advanced cell-line development, formulation, and fill-finish into pre-filled syringes, vials, and cartridges, and increasingly in specialized manufacturing of biologic drug substance for use in clinical trials and bioanalytical analysis. The third production suite in our Madison, Wisconsin facility came on-line in fiscal 2018 taking us to commercial scale supply for biologics drug substance. We have partnered with customers from around the world to develop advanced cell expression for more than 600 products, many using our advanced GPEx technology. We have invested in a second-generation antibody-drug conjugate technology, SMARTag, and we see continued progress in our customers’ SMARTag product-development activities.
In addition to biologics, we have increased our existing investments in several facilities in order to expand in attractive markets, including a recently completed significant expansion of our oral solid controlled release production capacity in Kentucky and the scaling-up of commercial manufacturing capacity for metered-dose inhalers. We have also inorganically added key new capabilities in early development via our fiscal 2017 acquisition of Pharmatek and our acquisition of Juniper Pharmaceuticals after the close of fiscal 2018, and expanded our North American consumer health softgel capacity via our fiscal 2017 Accucaps acquisition.
Advanced Technologies - Capitalize on Our Substantial Platforms
We have broad and diverse technology platform that are supported by extensive know-how and approximately 1,200 patents and patent applications in approximately 100 families across advanced delivery technologies, drug and biologics formulation, and manufacturing. For example, we have significant softgel fill and formulation know-how, databases of formulated products, and substantial softgel regulatory approval expertise, and, as a result, nearly 90% of NCE softgel approvals by the FDA over the last 25 years have been developed and supplied by us.
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
Operational Leverage - Deploy Existing Infrastructure and Operational Discipline to Drive Profitable Growth
Through our existing infrastructure, including our global network of operating locations and programs, we promote operational discipline and drive margin expansion. With our Lean Manufacturing and Lean Six Sigma programs, a global procurement function and conversion cost productivity metrics in place, we have created a culture of functional excellence and cost accountability. We intend to continue to apply this discipline to leverage further our operational network for profitable growth. Since fiscal 2009, we have expanded gross margin by over 300 basis points and Adjusted EBITDA margin by over 200 basis points. Note that "Adjusted EBITDA" is a financial metric that is not prepared in accordance with the accounting principles generally accepted in the United States ("U.S. GAAP"), and that further explanations of this metric and comparisons to the most nearly comparable U.S. GAAP metrics are set forth below at "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical and Adjusted EBITDA."
Strategic Acquisitions and Licensing - Build on our Existing Platform
We operate in highly fragmented markets in both our advanced delivery technologies and development solutions businesses. Within those markets, the five top players represent nearly 35% and 10% of the total market share, respectively, by revenue. Our broad platform, global infrastructure and diversified customer base provide us with a strong foundation from which to consolidate within these markets and to generate operating leverage through such acquisitions. Since fiscal 2012, we have executed nine transactions, investing approximately $1.4 billion, and have demonstrated an ability to efficiently and effectively integrate these acquisitions.
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

Our Reportable Segments

In fiscal 2018, we engaged in a business reorganization to better align our internal business unit structure with our "Follow the Molecule" strategy and the increased focus on our biologics-related offerings. Under the revised structure, the businesses comprising out Softgel Technologies and Clinical Supply Services reporting segments have not changed, but we created two new operating segments from our former Drug Delivery Solutions segment:

•
Biologics and Specialty Drug Delivery, which encompasses biologic cell-line development and manufacturing, development and manufacturing services for blow-fill-seal unit doses, prefilled syringes, vials, and cartridges; analytical development and testing services for large molecules; and development and manufacturing for inhaled products for delivery via metered dose inhalers, dry powder inhalers, and intra-nasal sprays; and

•
Oral Drug Delivery, which encompasses comprehensive formulation, development, manufacturing, and analytical development capabilities using advanced processing technologies such as bioavailability enhancement, controlled release, particle size engineering, and taste-masking for solid oral-dose forms.

Each of the two new segments reports through a separate management team. Our operating segments are the same as our reporting segments. All prior-period comparative segment information has been restated to reflect the current reportable segments in accordance with ASC 280 Segment Reporting, as discussed in Note 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K (the "Consolidated Financial Statements"). Our offerings and services are summarized below by reporting segment.

Segment	Offerings and Services	Fiscal 2018 Revenue* (in millions)
Softgel Technologies	Formulation, development, and manufacturing of prescription and consumer soft capsules, or "softgels," including traditional softgel capsules (in which the shell is made from animal-derived gelatin) and Vegicaps and OptiShell capsules (in which the shell is made from plant-derived materials).	$917.3
Biologics and Specialty Drug Delivery	Formulation, development, and manufacturing of small molecule and biologic drug products in prefilled syringes, vials and cartridges, blow-fill-seal unit doses, and injectable formats; biologic cell line development, including our GPEx and SMARTag technologies; biologic drug substance manufacturing; bioanalytical development and testing services.	$601.9
Oral Drug Delivery	Formulation, development and manufacturing of oral dosage forms using proprietary and conventional drug delivery technologies, including Zydis, OptiDose CR, OptiPact, OptiForm API and Solution Suite, Pharmatek SD Spray Drying, OptiMelt hot melt extrusion, Micron particle size reduction, and FlexDose, stick pack formulation and filling; and analytical development and testing.	$573.9
Clinical Supply Services	Manufacturing, packaging, labeling, storage, distribution and inventory management of customer-required patient kits for global clinical trials of drugs and biologics; FastChain demand-led clinical supply service; clinical e-solutions and informatics; and global comparator sourcing services.	$430.4
*Segment Revenue includes inter-segment revenue of $60.1 million.
This table should be read in conjunction with Note 15 to the Consolidated Financial Statements.
Softgel Technologies
Through our Softgel Technologies segment, we provide formulation, development, and manufacturing services for soft capsules, or "softgels," which our predecessor first commercialized in the 1930s and which we have continually enhanced. We are the market leader in overall softgel manufacturing and hold the leading market position in the prescription arena. Our principal softgel technologies include traditional softgel capsules, in which the shell is made of animal-derived gelatin, and Vegicaps and OptiShell capsules, in which the shell is made from plant-derived materials. Softgel capsules are used in a broad range of customer products, including prescription drugs, over-the-counter medications, dietary supplements, unit-dose cosmetics, and animal health medicinal preparations. Softgel capsules encapsulate liquid, paste, or oil-based active compounds in solution or suspension within an outer shell. In the manufacturing process, the capsules are formed, filled, and sealed simultaneously. We typically perform encapsulation for a product within one of our softgel facilities, with active ingredients provided by customers or sourced directly by us. Softgels have historically been used to solve formulation challenges or technical issues for a specific drug, to help improve the clinical performance of compounds, to provide important market differentiation, particularly for over-the-counter medications, and to provide safe handling of hormonal, potent, and cytotoxic drugs. We also participate in the softgel vitamin, mineral and supplement business in selected regions around the world. With the 2001 introduction of our plant-derived softgel shell, Vegicaps capsules, consumer health customers have been able to extend the softgel dose form to a broader range of active ingredients and serve patient/consumer populations that were previously inaccessible due to religious, dietary, or cultural preferences. In recent years, we have extended this platform to pharmaceutical products via our OptiShell capsule offering. Our Vegicaps and OptiShell capsules are protected by patents in most major global markets. Physician and patient studies we have conducted have demonstrated a preference for softgels versus traditional tablet and hard capsule dose forms in terms of ease of swallowing, real or perceived speed of delivery, ability to remove or eliminate unpleasant odor or taste and, for physicians, perceived improved patient adherence with dosing regimens. Representative customers of Softgel Technologies include Pfizer, Novartis, Bayer, GlaxoSmithKline, Teva, Johnson & Johnson, Procter & Gamble, and Allergan.
Our Softgel Technologies segment represents 36%, 40%, and 41% of our aggregate revenue before inter-segment eliminations for fiscal 2018, 2017, and 2016, respectively.
Biologics and Specialty Drug Delivery

Our Biologics and Specialty Drug Delivery segment provides development and delivery technologies and integrated solutions for biologics and specialty small molecules including: delivery of small molecules, biologics, and biosimilars administered via injection, inhalation, and ophthalmic routes, using both traditional and advanced technologies. The business has expertise in development as well as scale up and commercial manufacturing. Representative customers of Biologics and Specialty Drug Delivery include Eli Lilly, Teva, Mylan, Roche, and Genentech, along with multiple innovative small and mid-tier pharmaceutical and biologics customers.

Our growing biologics offering includes cell-line development based on our advanced and patented GPEx technology, which is used to develop stable, high-yielding mammalian cell lines for both innovator and biosimilar biologic compounds. GPEx technology can provide rapid cell-line development, high biologics production yields, flexibility, and versatility. Our development and manufacturing facility in Madison, Wisconsin has the capability and capacity to produce cGMP quality biologics drug substance from 250L to 4000L scale using single-use technology to provide maximum efficiency and flexibility. Our fiscal 2018 acquisition of Catalent Indiana added a biologics-focused contract development and manufacturing organization with capabilities across biologics development, clinical, and commercial drug substance manufacturing, formulation, finished-dose drug product manufacturing, and packaging. Our SMARTag next-generation antibody-drug conjugate technology enables development of antibody-drug conjugates and other protein conjugates with improved efficacy, safety, and manufacturability. Combined with offerings from our other businesses, we provide the broadest range of technologies and services supporting the development and launch of new biologic entities, biosimilars, and biobetters to bring a product from gene to commercialization, faster.
Our range of injectable manufacturing offerings includes filling small molecules or biologics into pre-filled syringes, cartridges, and vials, with flexibility to accommodate other formats within our existing network, increasingly focused on complex pharmaceuticals and biologics. With our range of technologies, we are able to meet a wide range of specifications, timelines, and budgets. We believe that the complexity of the manufacturing process, the importance of experience and know-how, regulatory compliance, and high start-up capital requirements provide us with a substantial competitive advantage in the market. For example, blow-fill-seal is an advanced aseptic processing technology, which uses a continuous process to form, fill with drug or biologic, and seal a plastic container in a sterile environment. Blow-fill-seal units are currently used for a variety of pharmaceuticals in liquid form, such as respiratory, ophthalmic, and otic products. Our sterile blow-fill-seal manufacturing has significant capacity and flexibility in manufacturing configurations. This business provides flexible and scalable solutions for unit-dose delivery of complex formulations such as suspensions and emulsions. Further, the business provides engineering and manufacturing solutions related to complex containers. Our regulatory expertise can lead to decreased time to commercialization, and our dedicated development production lines support feasibility, stability, and clinical runs. We plan to continue to expand our product line in existing and new markets, and in higher margin specialty products with additional respiratory, ophthalmic, injectable, and nasal applications.

We also offer bioanalytical development and testing services for large molecules, including cGMP release and stability testing. Our respiratory product capabilities include development and manufacturing services for inhaled products for delivery via metered dose inhalers, dry powder inhalers, and intra-nasal sprays. Across multiple complex dosage forms, the segment provides drug and biologic solutions from early-stage development and clinical support all the way through to scale up and commercialization.
Our Biologics and Specialty Drug Delivery segment represents 24%, 17% and 17% of our aggregate revenue before inter-segment eliminations for fiscal 2018, 2017, and 2016, respectively.
Oral Drug Delivery
Our Oral Drug Delivery segment provides various advanced formulation development and manufacturing technologies, and related integrated solutions including: clinical development and commercial manufacturing of a broad range of oral dose forms, including our proprietary fast-dissolve Zydis tablets and both conventional immediate and controlled-release tablets, capsules, and sachet products. Representative customers of Oral Drug Delivery include Pfizer, Johnson & Johnson, Bayer, Novartis, and Perrigo.
We provide comprehensive pre-formulation, development, and cGMP manufacturing at both clinical and commercial scales for traditional and advanced complex oral solid-dose formats, including coated and uncoated tablets, pellet/bead/powder-filled two-piece hard capsules, granulated powders, and other forms of immediate and modified release branded prescription, generic, and consumer products. We have substantial experience developing and scaling up products requiring accelerated development timelines, solubility enhancement, specialized handling (e.g., potent or DEA-regulated materials), complex technology transfers, and specialized manufacturing processes. We also provide micronization and particle engineering services, which may enhance a drug’s manufacturability or clinical performance. We offer comprehensive analytical testing and scientific services and stability testing for small molecules, both to support integrated development programs and on a fee-for-service basis. We provide global regulatory and support services for our customers’ clinical strategies during all stages of development. Demand for our offerings is driven by the need for scientific expertise and depth and breadth of services offered, as well as by the reliability of our supply, including quality, execution, and performance.
We launched our orally dissolving tablet business in 1986 with the introduction of Zydis tablets, a unique proprietary freeze-dried tablet that typically dissolves in the mouth, without water, in less than three seconds. Most often used for drugs and patient groups that can benefit from rapid oral disintegration, we can adapt the Zydis technology to a wide range of products and indications, including treatments for a variety of central nervous system-related conditions such as migraines, Parkinson’s disease, and schizophrenia, and consumer healthcare products targeting indications such as pain and allergy relief. We continue to develop Zydis tablets in different ways with our customers as we extend the application of the technology to new therapeutic categories, including immunotherapy, vaccines, and biologic molecule delivery.
Our Oral Drug Delivery segment represents 23%, 27%, and 26% of our aggregate revenue before inter-segment eliminations for fiscal 2018, 2017, and 2016, respectively.
Clinical Supply Services
Our Clinical Supply Services segment provides manufacturing, packaging, storage, distribution, and inventory management for drugs and biologics in clinical trials. We offer customers flexible solutions for clinical supplies production and provide distribution and inventory management support for both simple and complex clinical trials. This includes over-encapsulation where needed; supplying placebos, comparator drug procurement, and clinical packages and kits for physicians and patients; inventory management; investigator kit ordering and fulfillment; and return supply reconciliation and reporting. We support trials in all regions of the world through our facilities and distribution network. In fiscal 2018, we completed the second phase of our expansion program in our Kansas City, Missouri facility. Further, in fiscal 2016 and again in fiscal 2018, we expanded our Singapore facility by building additional flexible cGMP space, and we introduced clinical supply services at our existing 100,000 square foot facility in Japan, expanding our Asia Pacific capabilities. Additionally, in fiscal 2013, we established our first clinical supply services facility in China as a joint venture and assumed full ownership in fiscal 2015. We are the leading provider of integrated development solutions and one of the leading providers of clinical trial supplies. Representative customers of Clinical Supply Services include Merck KGaA, IQVIA, Eli Lilly, AbbVie, and Incyte Corporation.
Our Clinical Supply Services segment represents 17%, 16%, and 16% of our aggregate revenue before inter-segment eliminations for fiscal 2018, 2017, and 2016, respectively.
Development and Product Supply Chain Solutions
In addition to our proprietary offerings, we are also differentiated in the market by our ability to bring together our development solutions and advanced delivery technologies to offer innovative development and product supply solutions that can be combined or tailored in many ways to enable our customers to take their drugs, biologics, and consumer and animal health products from laboratory to market. Once a product is on the market, we can provide comprehensive integrated product supply, from the sourcing of the bulk active ingredient to comprehensive manufacturing and packaging to the testing required for release to distribution. The customer-specific solutions we develop are flexible, scalable and creative, so that they meet the unique needs of both large and emerging companies and are appropriate for products of all sizes. We believe that our development and product supply solutions will continue to contribute to our future growth.
Sales and Marketing
Our target customers include large pharmaceutical and biotechnology companies, mid-size, emerging and specialty pharmaceutical and biotechnology companies, and consumer health companies, along with companies in other selected healthcare market segments such as animal health and medical devices and companies in adjacent industries, such as cosmetics. We have longstanding, extensive relationships with leading pharmaceutical and biotechnology customers. In fiscal 2018, we did business with 90 of the top 100 branded drug marketers, 21 of the top 25 generics marketers, 24 of the top 25 biologics marketers, and 23 of the top 25 consumer health marketers globally, as well as with more than 1,000 other customers. Faced with access, pricing, and reimbursement pressures as well as other market challenges, large pharmaceutical and biotechnology companies have increasingly sought partners to enhance the clinical competitiveness of their drugs and biologics and improve the productivity of their research and development activities, while reducing their fixed cost base. Many mid-size, emerging, and specialty pharmaceutical and biotechnology companies, while facing the same pricing and market pressures, have chosen not to build a full infrastructure, but rather to partner with other companies through licensing agreements or outsourcing to access the critical skills, technologies, and services required to bring their products to market. Consumer health companies require rapidly developed, innovative dose forms and formulations to keep up with the fast-paced over-the-counter medication, vitamins, and personal care markets. These market segments are all important to our growth, but require distinct solutions, marketing and sales approaches, and market strategy.
We follow a hybrid demand-generation organization model, with strategic account teams offering the full breadth of Catalent’s solutions, and technical specialist teams providing the in-depth technical knowledge and practical experience essential for each individual offering. All business development and field sales representatives ultimately report to a single sales head, and significant ongoing investments are made to enhance their skills and capabilities. Our sales organization currently consists of more than 150 full-time, experienced sales professionals, supported by inside sales and sales operations. We also have built a dedicated strategic marketing team, providing strategic market and product planning and management for our offerings. As part of our marketing efforts, we participate in major trade shows relevant to the offerings globally and ensure adequate visibility to our offerings and solutions through a comprehensive print and on-line advertising and publicity program. We believe that Catalent is a strong brand with high overall awareness in our established markets and universe of target customers, and that our brand identity is a competitive advantage for us.
Global Accounts
We manage selected accounts globally due to their substantial current business and growth potential. We recorded approximately 20% of our total revenue in fiscal 2018 from these global accounts. Each global account is assigned a lead business development professional with substantial industry experience. These account leaders, along with other members of the sales and executive leadership teams, are responsible for managing and extending the overall account relationship. Account leaders work closely with the rest of the sales organization to ensure alignment around critical priorities for the accounts.
Emerging, Specialty, and Virtual Accounts
Emerging, specialty, and virtual pharmaceutical and biotechnology companies are expected to be critical drivers of industry growth globally. Historically, many of these companies have chosen not to build a full infrastructure, but rather partner with other companies to produce their products. We expect them to continue to do so in the future, providing a critical source for future integrated solutions demand. We expect to continue to increase our penetration of geographic clusters of emerging companies in North America, Europe, South America, and Asia. We regularly use active pipeline and product screening and customer targeting to identify the optimal candidates for partnering based on product profiles, funding status, and relationships, to ensure that our technical sales specialists and field sales representatives develop custom solutions designed to address the specific needs of these customers.
Contractual Arrangements
We generally enter into a broad range of contractual arrangements with our customers, including agreements with respect to feasibility, development, supply, licenses, and quality. The terms of these contracts vary significantly depending on the offering and customer requirements. Some of our agreements may include a variety of revenue arrangements such as fee-for-service, minimum volume commitments, royalties, profit-sharing and fixed fees. We employ a range of capacity access approaches, from standard to completely dedicated capacity models, based on customer and product needs. We generally secure pricing and other contract mechanisms in our supply agreements to allow for periodic resetting of pricing terms, and, in some cases, these agreements permit us to renegotiate pricing in the event of certain price increases for the raw materials we use to make products. Our typical supply agreements include indemnification from our customers for product liability and intellectual property matters and caps on our contractual liabilities, subject in each case to negotiated exclusions. The terms of our manufacturing supply agreements range from three to ten years with regular renewals of one to three years, although some of our agreements are terminable upon much shorter notice periods, such as 30 or 90 days. For our development solutions offerings, we may enter into master service agreements, which provide for standardized terms and conditions and make it easier and faster for customers with multiple development needs to access our offerings.
Backlog
While we generally have long-term supply agreements that provide for a revenue stream over a period of years, our backlog represents, as of a point in time, future service revenues from work not yet completed. For our Softgel, Biologics and Specialty Drug Delivery, and Oral Drug Delivery segments, backlog represents firm orders for manufacturing services and includes minimum volumes, where applicable. For our Clinical Supply Services segment, backlog represents estimated future service revenues from work not yet completed under signed contracts. Using these methods of reporting backlog, as of June 30, 2018, our backlog was $1,112.3 million compared to $1,052.2 million as of June 30, 2017, including $273.2 million and $338.3 million, respectively, related to our Clinical Supply Services segment. We expect to recognize approximately 84% of revenue from the backlog in existence as of June 30, 2018 by the completion of the fiscal year ending June 30, 2019.
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
Manufacturing Capabilities
We operate manufacturing facilities, development centers and sales offices throughout the world. We have thirty-four facilities (four locations each operate as two facilities each because they operate for the benefit of two different reporting segments) on five continents with 5.9 million square feet of manufacturing, laboratory, and related space. Our manufacturing capabilities include the full suite of competencies relevant to support each site’s activities, including regulatory, quality assurance, and in-house validation.

We operate our plants in accordance with cGMP or other applicable requirements. All of our facilities are registered with the FDA or other applicable regulatory agencies, such as the EMA. In some cases, our facilities are registered with multiple regulatory agencies.
We have invested $455.9 million of cash outflows in our manufacturing facilities since fiscal 2016 through improvements and expansions in our facilities, including $176.5 million on capital expenditures in fiscal 2018. We believe that our facilities and equipment are in good condition, are well maintained, and are able to operate at or above present levels for the foreseeable future, in all material respects.
Our manufacturing operations are focused on employee health and safety, regulatory compliance, operational excellence, continuous improvement, and process standardization across the organization. In fiscal 2018, we achieved approximately 98% on-time shipment delivery versus customer request date across our network as a result of this focus. Our manufacturing operations are structured around an enterprise management philosophy and methodology that utilizes principles and tools common to a number of quality management programs, including Lean Six Sigma and Lean Manufacturing.
Raw Materials
We use a broad and diverse range of raw materials in the design, development, and manufacture of our products. This includes, but is not limited to, key materials such as gelatin, starch, and iota carrageenan for our Softgel Technologies segment; packaging films for our Clinical Supply Services segment, and resin for our blow-fill-seal business in our Biologics and Specialty Drug Delivery segment. The raw materials that we use are sourced externally on a global basis. Globally, our supplier relationships could be interrupted due to natural disasters and international supply disruptions, including those caused by pandemics or geopolitical and other issues. For example, commercially usable gelatin is available from a limited number of sources. In addition, much of the gelatin we use is bovine-derived. Past concerns of contamination from Bovine Spongiform Encephalopathy ("BSE") have narrowed the number of possible sources of particular types of gelatin. If there were a future disruption in the supply of gelatin from any one or more key suppliers, there can be no assurance that we could obtain an alternative supply from our other suppliers. Any future restriction that were to emerge on the use of bovine-derived gelatin from certain geographic sources due to concerns of contamination from BSE could hinder our ability to timely supply our customers with products and the use of alternative non-bovine-derived gelatin for specific customer products could be subject to lengthy formulation, testing and regulatory approval periods.
We work very closely with our suppliers to assure continuity of supply while maintaining excellence in material quality and reliability. We continually evaluate alternate sources of supply, although we do not frequently pursue regulatory qualification of alternative sources for key raw materials due to the strength of our existing supplier relationships, the reliability of our current supplier base, and the time and expense associated with the regulatory process. Although a change in suppliers could require significant effort or investment by us in circumstances where the items supplied are integral to the performance of our products or incorporate specialized material such as gelatin, we do not believe that the loss of any existing supply arrangement would have a material adverse effect on our business. See "Risk Factors—Risks Relating to Our Business and Industry—Our future results of operations are subject to fluctuations in the costs, availability, and suitability of the components of the products we manufacture, including active pharmaceutical ingredients, excipients, purchased components, and raw materials."
Competition
We compete with multiple companies as to each of our offerings and in every region of the globe in which we operate, including with other companies that offer advanced delivery technologies, clinical trials support, outsourced dose form or biologics manufacturing, or development services to pharmaceutical, biotechnology, and consumer health companies based in North America, South America, Europe, and the Asia-Pacific region. We also compete in some cases with the internal operations of those pharmaceutical, biotechnology, and consumer health customers that also have manufacturing capabilities and choose to source these services internally.

Competition is driven by proprietary technologies and know-how (where relevant), capabilities, consistency of operational performance, quality, price, value, responsiveness, and speed. While we do have competitors that compete with us in our individual offerings, we do not believe we have competition from any directly comparable company.
Research and Development Costs
Our research activities are primarily directed toward the development of new offerings and manufacturing process improvements. Costs incurred in connection with the development of new offerings and manufacturing process improvements are recorded within selling, general, and administrative expenses. Such research and development costs included in selling, general, and administrative expenses amounted to $6.3 million, $7.0 million, and $7.6 million for the fiscal years ended June 30, 2018, June 30, 2017, and June 30, 2016, respectively. Costs incurred in connection with research and development services we provide to customers and services performed in support of the commercial manufacturing process for customers are recorded within cost of sales. Such research and development costs included in cost of sales amounted to $46.2 million, $45.8 million, and $47.4 million for the fiscal years ended June 30, 2018, June 30, 2017, and June 30, 2016, respectively.
Employees
As of June 30, 2018, we had approximately 10,700 employees in thirty-four facilities on five continents: thirteen facilities are in the United States, with certain employees at one facility being represented by a labor organization with their terms and conditions of employment being subject to a collective bargaining agreement. National works councils and/or labor organizations are active at all eleven of our European facilities consistent with labor environments/laws in European countries. Similar relationships with labor organizations or national works councils exist at our plants in Argentina, Australia, Brazil, and Canada. Our management believes that our employee relations are satisfactory.

	North America	Europe	South America	Asia Pacific	Total
Approximate Number of Employees as of June 30, 2018	5,500	3,700	900	600	10,700

Corporate Responsibility

Responsible business practices are essential to fulfilling our mission of helping people live better, healthier lives. Our corporate values are at the foundation of our culture and everything we do. Our explicit commitment to Patient First means that we put patients at the center of our work to ensure the safety, reliable supply, and optimal performance of our products.

We ask employees at every level of our organization to uphold these values and to apply the highest ethical standards in their work. Investing in our people, managing our environmental footprint, and giving back to our communities are part of our long-term growth and sustainability strategy and guide our Corporate Responsibility (CR) program.

Governance
To manage our CR performance, we established a CR Council made up of executive and senior leadership to guide the implementation of our corporate responsibility strategy and commitments and report to our Board of Directors or a designated committee on CR matters. Three subcommittees of the CR Council—the Environmental Committee, the Grant-making Committee, and the Community Engagement Ambassador Network—help drive progress in three critical areas of our overall corporate responsibility commitment and embed corporate responsibility deeper into our business.

Significant initiatives
We focus on the corporate responsibility issues we believe to be most significant to our business. Our view is informed by stakeholder feedback, regulatory developments, and issues that appear to engage our constituencies. From time to time, we assess and prioritize among potential initiatives in order to focus our resources. Relevant issues on which we have focused during fiscal 2018 include:

•	Community investment and philanthropy

▪	Diversity and inclusion

▪	Energy use and climate change

▪	Occupational health and safety

▪	Product innovation

▪	Product quality and safety

▪	Talent attraction and retention

▪	Training and development

▪	Waste

Business benefits
Beyond being the right thing to do, our CR approach strengthens our business by reducing risks, meeting customer and investor expectations, and attracting top talent to join us. CR performance is an important contributor to our business success. It informs our risk management process, protects our reputation, and alerts us to regulatory, environmental, and societal threats to our business. Our CR activities also support our customers, some of which have robust CR programs and prefer suppliers with a similar commitment.

Our future success depends on our highly skilled and dedicated global team of employees, who are passionate about improving health outcomes. We compete for the top talent in our industry and recognize that our reputation as a responsible company can be a differentiator for prospective job candidates.

Progress in 2018
In fiscal 2018, we introduced an expanded set of CR-related, site-based performance metrics to measure the impact of our CR activities across our network in the areas of environment, community, and people. Our first year of CR measurement, in fiscal 2019, will establish a performance baseline and inform future reporting and target setting.

Fiscal 2018 marked our first annual Catalent Month of Service. In November 2017, more than 600 Catalent volunteers organized 25 volunteer projects across nine countries. We launched an employee matching gift program, doubling employee donations to health and human service non-profits. Finally, we introduced a community grant program focused on our diverse network of facilities worldwide and aimed at promoting local organizations that support patients and encourage STEM (science, technology, engineering, and mathematics) educational and training initiatives in their respective communities. Further information on our Corporate Responsibility program is available at https://www.catalent.com/index.php/about-us/

Corporate-Responsibility, but this website is not part of our public disclosures and is not incorporated by reference into this Annual Report on Form 10-K.
Intellectual Property
We rely on a combination of know-how, trade secrets, patents, copyrights, and trademarks and other intellectual property laws, nondisclosure and other contractual provisions, and technical measures to protect a number of our offerings, services, and intangible assets. These proprietary rights are important to our ongoing operations. Certain of our operations and products are under intellectual property licenses from third parties, and in certain instances we license our technology to third parties. We also have a long track record of innovation across our lines of business, and, to further encourage active innovation, we have developed incentive compensation systems linked to patent filings and other recognition and reward programs for scientists and non-scientists alike.
We have applied in the United States and certain foreign countries for registration of a number of trademarks, service marks, and patents, some of which have been registered and issued, and also hold common law rights in various trademarks and service marks. We hold approximately 1,200 patents and patent applications worldwide relating to advanced drug delivery and biologics formulations and technologies, as well as manufacturing and other areas relevant to our business.
We hold patents and license rights relating to certain aspects of our formulations, nutritional and pharmaceutical dosage forms, mammalian cell engineering, and sterile manufacturing services. We also hold patents relating to certain processes and products. We have a number of pending patent applications in the United States and certain foreign countries and intend to pursue additional patents as appropriate. We have enforced and will continue to enforce our intellectual property rights in the United States and worldwide.
We do not consider any particular patent, trademark, license, franchise, or concession to be material to our overall business.
Regulatory Matters
The manufacture, distribution and marketing of healthcare products and the provision of certain services for development-stage pharmaceutical and biotechnology products are subject to extensive ongoing regulation by the FDA, other U.S. governmental authorities and foreign regulatory authorities. Certain of our subsidiaries are required to register for permits or licenses with, and must comply with the operating, cGMP, quality, and security standards of, applicable domestic and foreign healthcare regulators, including the FDA, the U.S. Drug Enforcement Agency (the "DEA"), the U.S. Department of Health and Human Services (the "DHHS"), the equivalent agencies of the European Union (the "E.U.") and its member states, and various state boards of pharmacy, state health departments and comparable foreign agencies, as well as various accrediting bodies, each depending upon the type of operations and the locations of distribution and sale of the products manufactured or services provided by those subsidiaries.
In addition, certain of our subsidiaries are subject to other healthcare laws, including the U.S. Federal Food, Drug, and Cosmetic Act, the Public Health Service Act, the Controlled Substances Act, and comparable state and foreign laws and regulations in certain of their activities.
We are also subject to various federal, state, local, foreign and transnational laws, regulations, and recommendations, both in the United States and abroad, relating to safe working conditions, laboratory and distribution practices, and the use, transportation, and disposal of hazardous or potentially hazardous substances. In addition, U.S. and international import and export laws and regulations require us to abide by certain standards relating to the cross-border transit of finished goods, raw materials, and supplies and the handling of information. We are also subject to various other laws and regulations concerning the conduct of our foreign operations, including the U.S. Foreign Corrupt Practices Act, the U.K. Anti-Bribery Act, and other anti-bribery laws and laws pertaining to the accuracy of our internal books and records.
The costs associated with complying with the various applicable federal, state, local, foreign, and transnational regulations could be significant, and the failure to comply with such legal requirements could have an adverse effect on our results of operations and financial condition. See "Risk Factors—Risks Relating to Our Business and Industry—Failure to comply with existing and future regulatory requirements could adversely affect our results of operations and financial condition," for additional discussion of the costs associated with complying with the various regulations.
In fiscal 2018, we were subject to 62 regulatory audits, and, over the last five fiscal years, we successfully completed approximately 250 regulatory audits, with approximately 50% resulting in no reported observation.

Quality Assurance
We are committed to ensuring and maintaining the highest standard of regulatory compliance while providing high quality products to our customers. To meet these commitments, we have developed and implemented a Catalent-wide quality management system throughout the organization. We have more than 1,300 employees around the globe focusing on quality and regulatory compliance. Our senior management team is actively involved in setting quality policies, standards, and internal position papers as well as managing internal and external quality performance. Our quality assurance department provides quality leadership and supervises our quality systems programs. An internal audit program monitors compliance with applicable regulations, standards, and internal policies. In addition, our facilities are subject to periodic inspection by the FDA, the DEA, and other equivalent local, state, and foreign regulatory authorities and customers. All FDA, DEA, and other regulatory inspectional observations have been resolved or are on track to be completed at the prescribed timeframe provided in commitments to the applicable agency in all material respects. We believe that our operations are in compliance in all material respects with the regulations under which our facilities are governed.
Environmental Matters
Our operations are subject to a variety of environmental, health, and safety laws and regulations, including those of the U.S. Environmental Protection Agency (the "EPA") and equivalent state, local, and foreign regulatory agencies in each of the jurisdictions in which we operate. These laws and regulations govern, among other things, air emissions, wastewater discharges, the use, handling, and disposal of hazardous substances and wastes, soil and groundwater contamination, and employee health and safety. Our manufacturing facilities use, in varying degrees, hazardous substances in their processes. These substances include, among others, chlorinated solvents, and in the past chlorinated solvents were used at one or more of our facilities, including a number we no longer own or operate. As at our current facilities, contamination at such formerly owned or operated properties can result and has resulted in liability to us, for which we have recorded appropriate reserves as needed. We believe that our operations are in compliance in all material respects with the environment, health, and safety regulations applicable to our facilities.
Available Information
We file annual, quarterly, and current reports and other information with the SEC. Our filings with the SEC are available to the public on the SEC’s website at www.sec.gov. Those filings are also available to the public on, or accessible through, our website for free via the "Investors" section at www.catalent.com.
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
If any of the following risks actually occur, our business, financial condition, operating results, or cash flow could be materially and adversely affected. Additional risks or uncertainties not presently known to us, or that we currently believe are immaterial, may also impair our business operations.
Risks Relating to Our Business and Industry
We participate in a highly competitive market, and increased competition may adversely affect our business.
We operate in a market that is highly competitive. We compete with multiple companies as to each of our offerings and in every region of the globe in which we operate, including competing with other companies that offer advanced delivery technologies, outsourced dose form or biologics manufacturing, clinical trials support services, or development services to pharmaceutical, biotechnology, and consumer health companies based in North America, South America, Europe, and the Asia-Pacific region. We also compete in some cases with the internal operations of those pharmaceutical, biotechnology, and consumer health customers that also have manufacturing capabilities and choose to source these services internally.
We face substantial competition in each of our markets. Competition is driven by proprietary technologies and know-how, capabilities, consistency of operational performance, quality, price, value, responsiveness, and speed. Some competitors may have greater financial, research and development, operational, and marketing resources than we do. Competition may also increase as additional companies enter our markets or use their existing resources to compete directly with ours. Expanded competition from companies in low-cost jurisdictions, such as India and China, may in the future adversely affect our results of operations or limit our growth. Greater financial, research and development, operational, and marketing resources may allow our competitors to respond more quickly with new, alternative, or emerging technologies. Changes in the nature or extent of our customers' requirements may render our offerings obsolete or non-competitive and could adversely affect our results of operations and financial condition.
The demand for our offerings depends in part on our customers’ research and development and the clinical and market success of their products. Our business, financial condition, and results of operations may be harmed if our customers spend less on, or are less successful in, these activities.
Our customers are engaged in research, development, production, and marketing of pharmaceutical, biotechnology, and consumer and animal health products. The amount of customer spending on research, development, production, and marketing, as well as the outcomes of such research, development, and marketing activities, have a large impact on our sales and profitability, particularly the amount our customers choose to spend on our offerings. Our customers determine the amounts that they will spend based upon, among other things, available resources and their need to develop new products, which, in turn, is dependent upon a number of factors, including their competitors’ research, development, and production initiatives, and the anticipated market uptake, clinical and reimbursement scenarios for specific products and therapeutic areas. In addition, consolidation in the industries in which our customers operate may have an impact on such spending as customers integrate acquired operations, including research and development departments and their budgets. Our customers finance their research and development spending from private and public sources. A reduction in spending by our customers could have a material adverse effect on our business, financial condition, and results of operations. If our customers are not successful in attaining or retaining product sales due to market conditions, reimbursement issues, or other factors, our results of operations may be materially adversely affected.
We are subject to product and other liability risks that could adversely affect our results of operations, financial condition, liquidity, and cash flows.
We are subject to potentially significant product liability and other liability risks that are inherent in the design, development, manufacture, and marketing of our offerings. We may be named as a defendant in product liability lawsuits, which may allege that our offerings have resulted or could result in an unsafe condition or injury to consumers. Such lawsuits could be costly to defend and could result in reduced sales, significant liabilities and diversion of management’s time, attention, and resources. Even claims without merit could subject us to adverse publicity and require us to incur significant legal fees.
Furthermore, product liability claims and lawsuits, regardless of their ultimate outcome, could have a material adverse effect on our business operations, financial condition, and reputation and on our ability to attract and retain customers. We have historically sought to manage this risk through the combination of product liability insurance and contractual indemnities and liability limitations in our agreements with customers and vendors. The availability of product liability insurance for companies in the pharmaceutical industry is generally more limited than insurance available to companies in other industries. Insurance carriers providing product liability insurance to those in the pharmaceutical and biotechnology industries generally limit the amount of available policy limits, require larger self-insured retentions, and exclude coverage for certain products and claims. We maintain product liability insurance with annual aggregate limits in excess of $25 million. There can be no assurance that a successful product liability or other claim would be adequately covered by our applicable insurance policies or by any applicable contractual indemnity or liability limitations.
Failure to comply with existing and future regulatory requirements could adversely affect our results of operations and financial condition or result in claims from customers.
The healthcare industry is highly regulated. We, and our customers, are subject to various local, state, federal, foreign, and transnational laws and regulations, which include the operating, quality, and security standards of the FDA, the DEA, various state boards of pharmacy, state health departments, the DHHS, similar bodies of the E.U. and its member states, and other comparable agencies around the world, and, in the future, any change to such laws and regulations could adversely affect us. Among other rules affecting us, we are subject to laws and regulations concerning cGMP and drug safety. Our subsidiaries may be required to register for permits or licenses with, and may be required to comply with, the laws and regulations of the FDA, the DEA, the DHHS, foreign agencies including the EMA, and other various state boards of pharmacy, state health departments, or comparable state and foreign agencies, as well as certain accrediting bodies, depending upon the type of operations and locations of distribution and sale of the products manufactured or services provided by those subsidiaries.
The manufacture, distribution, and marketing of our offerings are subject to extensive ongoing regulation by the FDA, the DEA, the EMA, and other equivalent local, state, federal, foreign and transnational regulatory authorities. Failure by us or by our customers to comply with the requirements of these regulatory authorities could result in warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture or distribution, restrictions on our operations, civil or criminal sanctions, or withdrawal of existing or denial of pending approvals, permits or registrations, including those relating to products or facilities. In addition, any such failure relating to the products or services we provide could expose us to contractual or product liability claims as well as claims from our customers, including claims for reimbursement for lost or damaged active pharmaceutical ingredients, which cost could be significant. Customers may also claim loss of profits due to lost or delayed sales, although our contracts generally place substantial limits on such claims. There can be no assurance that any such contractual limitation will be applicable, sufficient, or fully enforced in any given situation.
In addition, any new offering or product classified as a pharmaceutical or medical device must undergo lengthy and rigorous clinical testing and other extensive, costly and time-consuming procedures mandated by the FDA, the EMA and other equivalent local, state, federal, and foreign regulatory authorities. We or our customers may elect to delay or cancel anticipated regulatory submissions for current or proposed new products for any number of reasons.
Although we believe that we comply in all material respects with applicable laws and regulations, there can be no assurance that a regulatory agency or tribunal would not reach a different conclusion concerning the compliance of our operations with applicable laws and regulations. In addition, there can be no assurance that we will be able to maintain or renew existing permits, licenses, or other regulatory approvals or obtain, without significant delay, future permits, licenses, or other approvals needed for the operation of our businesses. Any noncompliance by us or our customers with applicable law or regulation or the failure to maintain, renew, or obtain necessary permits and licenses could have an adverse effect on our results of operations and financial condition. Furthermore, loss of a permit, license, or other approval in any one portion of our business may have indirect consequences in another portion of our business if regulators or customers adjust their reviews of such other portion as a result or customers cease business with such other portion due to fears that such loss is a sign of broader concerns about our ability to deliver products or services of sufficient quality.
Failure to provide quality offerings to our customers could have an adverse effect on our business and subject us to regulatory actions or costly litigation.
Our results depend on our ability to execute and improve when necessary our quality management strategy and systems, and effectively train and maintain our employee base with respect to quality management. Quality management plays an essential role in determining and meeting customer requirements, preventing defects, and improving our offerings. While we have a network of quality systems throughout our business units and facilities that relate to the design, formulation, development, manufacturing, packaging, sterilization, handling, distribution, and labeling of the products we supply, quality and safety issues may occur with respect to any of our offerings. A quality or safety issue could have an adverse effect on our business, financial condition, and results of operations and may subject us to regulatory actions, including product recalls, product seizures, injunctions to halt manufacture or distribution, restrictions on our operations, or civil sanctions, including monetary sanctions and criminal actions. In addition, such an issue could subject us to costly litigation, including claims from our customers for reimbursement for the cost of lost or damaged active pharmaceutical ingredients or other related losses, the cost of which could be significant.

The services and offerings we provide are highly exacting and complex, and, if we encounter problems providing the services or support required, our business could suffer.
The offerings we provide are highly exacting and complex, particularly in our Softgel Technologies, Biologics and Specialty Drug Delivery, and Oral Drug Delivery segments, due in part to strict regulatory requirements. From time to time, problems may arise in connection with facility operations or during preparation or provision of an offering, in both cases for a variety of reasons including, but not limited to, equipment malfunction, sterility variances or failures, failure to follow specific protocols and procedures, problems with raw materials, environmental factors, and damage to, or loss of, manufacturing operations due to fire, flood or similar causes. Such problems could affect production of a particular batch or series of batches, require the destruction of or otherwise result in the loss of product or materials used in the production of product, or could halt facility production altogether. This could, among other things, lead to increased costs, lost revenue, damage to customer relations, reimbursement to customers for lost active pharmaceutical ingredients or other related losses, time and expense spent investigating the cause, lost production time, and, depending on the cause, similar losses with respect to other batches or products. Production problems in our drug and biologic manufacturing operations could be particularly significant because the cost of raw materials is often higher than in our other businesses. If problems are not discovered before the product is released to the market, recall and product liability costs may also be incurred. In addition, such risks may be greater at facilities that are new or going through significant expansion or renovation.
Our global operations are subject to economic, political and regulatory risks, including the risks of changing regulatory standards or changing interpretations of existing standards that could affect the profitability of our operations or require costly changes to our procedures.
We conduct our operations in various regions of the world, including North America, South America, Europe, and the Asia-Pacific region. Global and regional economic and regulatory developments affect businesses such as ours in many ways. Our operations are subject to the effects of global and regional competition, including potential competition from manufacturers in low-cost jurisdictions such as India and China. Local jurisdiction risks include regulatory risks arising from local laws. Our global operations are also affected by local economic environments, including inflation and recession. Political changes, some of which may be disruptive, and related hostilities can interfere with our supply chain and customers and some or all of our activities in a particular location. While some of these risks can be hedged using derivatives or other financial instruments and some are insurable, such mitigating measures may be unavailable or costly or may not succeed.
The exit of the U.K. from the European Union could have future adverse effects on our operations revenues and costs, and therefore our profitability.
In June 2016, the U.K. held a referendum in which a majority of voters approved the U.K.’s exit from the E.U., and the U.K. government has invoked its right to withdraw, effective in March 2019. There is no immediate change in either the U.K. or the E.U. as a result of either action, but the U.K. government is now engaged in both internal and external discussions with affected parties, and legislation regarding the changes that will result from the decision to exit. Four of our thirty-four facilities, employing hundreds of workers, are located in the U.K., and these facilities, as well as others in our network, source goods, manufacture goods and provide services from or intended for the U.K. These facilities operate within an existing framework of trade and human capital integration with the EU and, by extension, the other parts of the world, with which the EU has trade and immigration agreements. Furthermore, some of our facilities located in other E.U. member states ship materials to or otherwise engage in various business interactions with the U.K., including our U.K. facilities. Due to future changes in the U.K. resulting from an eventual exit, including potentially increased trade barriers, increased tariff rates or custom duties, or in anticipation of such changes, our suppliers, customers, or employees may change their interactions with us, including changes in imports to or exports from the U.K., changes in the requested utilization of our facilities, both within and without the U.K., and changes in our relationships with our workforce in the U.K. To the extent that our facilities operate as part of a cross-border supply and distribution chain, their operations may also be negatively affected by a decrease in the cross-border mobility of goods and services. We cannot anticipate the nature of these changes, as they largely depend on factors outside our control, but the changes may result in adverse changes in our future operations, revenues, and costs, and therefore our future profitability.
If we do not enhance our existing or introduce new technology or service offerings in a timely manner, our offerings may become obsolete or uncompetitive over time, customers may not buy our offerings, and our revenue and profitability may decline.
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
The success of enhanced or new offerings will depend on several factors, including our ability to:

•	properly anticipate and satisfy customer needs, including increasing demand for lower cost products;

•	enhance, innovate, develop, and manufacture new offerings in an economical and timely manner;

•	differentiate our offerings from competitors’ offerings;

•	achieve positive clinical outcomes for our customers’ new products;

•	meet safety requirements and other regulatory requirements of governmental agencies;

•	obtain valid and enforceable intellectual property rights; and

•	avoid infringing the proprietary rights of third parties.
Even if we succeed in creating enhanced or new offerings from these innovations, they may still fail to result in commercially successful offerings or may not produce revenue in excess of the costs of development, and they may be rendered obsolete by changing customer preferences or the introduction by our competitors of offerings embodying new technologies or features. Finally, innovations may not be accepted quickly in the marketplace because of, among other things, entrenched patterns of clinical practice, the need for regulatory clearance, and uncertainty over market access or government or third-party reimbursement.
We and our customers depend on patents, copyrights, trademarks, trade secrets, and other forms of intellectual property protections, but these protections may not be adequate.
We rely on a combination of know-how, trade secrets, patents, copyrights, and trademarks and other intellectual property laws, nondisclosure and other contractual provisions, and technical measures to protect a number of our offerings and intangible assets. These proprietary rights are important to our ongoing operations. There can be no assurance that these protections will prove meaningful against competitive offerings or otherwise be commercially valuable or that we will be successful in obtaining additional intellectual property or enforcing our intellectual property rights against unauthorized users. Our exclusive rights under certain of our offerings are protected by patents, some of which will expire in the near term. When patents covering an offering expire, loss of exclusivity may occur, and this may force us to compete with third parties, thereby affecting our revenue and profitability. We do not currently expect any material loss of revenue to occur as a result of the expiration of any patent currently protecting our business.
Our proprietary rights may be invalidated, circumvented, or challenged. We may in the future be subject to proceedings seeking to oppose or limit the scope of our patent applications or issued patents. In addition, in the future, we may need to take legal actions to enforce our intellectual property rights, to protect our trade secrets or to determine the validity or scope of the proprietary rights of others. Legal proceedings are inherently uncertain, and the outcome of any such legal action may be unfavorable to us.
Any legal action regardless of outcome might result in substantial costs and diversion of resources and management attention. Although we use reasonable efforts to protect our proprietary and confidential information, there can be no assurance that our confidentiality and non-disclosure agreements will not be breached, our trade secrets will not otherwise become known by competitors, or that we will have adequate remedies in the event of unauthorized use or disclosure of proprietary information. Even if the validity and enforceability of our intellectual property is upheld, an adjudicator might construe our intellectual property not to cover the alleged infringement. In addition, intellectual property enforcement may be unavailable or practically ineffective in some foreign countries. There can be no assurance that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology or that third parties will not design around our intellectual property claims to produce competitive offerings. The use of our technology or similar technology by others could reduce or eliminate any competitive advantage we have developed, cause us to lose sales, or otherwise harm our business.

We have applied in the United States and certain foreign countries for registration of a number of trademarks, service marks, and patents, some of which have been registered or issued, and also claim common law rights in various trademarks and service marks. In the past, third parties have occasionally opposed our applications to register intellectual property, and there can be no assurance that they will not do so in the future. It is possible that in some cases we may be unable to obtain the registrations for trademarks, service marks, and patents for which we have applied, and a failure to obtain trademark and patent registrations in the United States or other countries could limit our ability to protect our trademarks and proprietary technologies and impede our marketing efforts in those jurisdictions.
License agreements with third parties control our rights to use certain patents, software, and information technology systems and proprietary technologies owned by third parties, some of which are important to our business. Termination of these license agreements for any reason could result in the loss of our rights to this intellectual property, causing an adverse change in our operations or the inability to commercialize certain offerings.
In addition, many of our branded pharmaceutical customers rely on patents to protect their products from generic competition. Because incentives exist in some countries, including the United States, for generic pharmaceutical companies to challenge these patents, pharmaceutical and biotechnology companies are under the ongoing threat of challenges to their patents. If the patents on which our customers rely were successfully challenged and, as a result, the affected products become subject to generic competition, the market for our customers’ products could be significantly adversely affected, which could have an adverse effect on our results of operations and financial condition. We attempt to mitigate these risks by making our offerings available to generic as well as branded manufacturers and distributors, but there can be no assurance that we will be successful in marketing these offerings.
Our future results of operations are subject to fluctuations in the costs, availability, and suitability of the components of the products we manufacture, including active pharmaceutical ingredients, excipients, purchased components, and raw materials.
We depend on various active pharmaceutical ingredients, components, compounds, raw materials, and energy supplied primarily by others for our offerings. This includes, but is not limited to, gelatin, starch, iota carrageenan, petroleum-based products and resin. Also, our customers frequently provide to us their active pharmaceutical or biologic ingredient for formulation or incorporation in the finished product. It is possible that any of our or our customers' supplier relationships could be interrupted due to changing regulatory requirements, import or export restrictions, natural disasters, international supply disruptions caused by pandemics, geopolitical issues, operational or quality issues at the suppliers' facilities, and other events, or could be terminated in the future.
For example, gelatin is a critical component in most of the products produced in our Softgel Technologies segment. Gelatin is available from only a limited number of sources. In addition, much of the gelatin we use is bovine-derived. Past concerns of contamination from BSE have narrowed the number of possible sources of particular types of gelatin. If there were a future disruption in the supply of gelatin from any one or more key suppliers, we may not be able to obtain an adequate alternative supply from our other suppliers. If future restrictions were to emerge on the use of bovine-derived gelatin due to concerns of contamination from BSE or otherwise, any such restriction could hinder our ability to timely supply our customers with products and the use of alternative non-bovine-derived gelatin could be subject to lengthy formulation, testing, and regulatory approval.
Any sustained interruption in our receipt of adequate supplies could have an adverse effect on us. In addition, while we have processes intended to reduce volatility in component and material pricing, we may not be able to successfully manage price fluctuations, and future price fluctuations or shortages may have an adverse effect on our results of operations.
Changes in market access or healthcare reimbursement for, or public sentiment towards our customers’ products in the United States or internationally, or other changes in applicable policies regarding the healthcare industry, including possible changes to the Affordable Care Act (the "ACA") in the United States, could adversely affect our results of operations and financial condition by affecting demand for our offerings.
The healthcare industry has changed significantly over time, and we expect the industry to continue to evolve. Some of these changes, such as ongoing healthcare reform, adverse changes in governmental or private funding of healthcare products and services, legislation or regulations governing patient access to care and privacy, or the delivery, pricing, or reimbursement approval of pharmaceuticals and healthcare services or mandated benefits, may cause healthcare industry participants to change the amount of our offerings they purchase or the price they are willing to pay for our offerings. In particular, there is significant uncertainty about the likelihood of changes to the ACA and healthcare laws in general in the United States, including future legislation that may affect or put a cap on future pricing of pharmaceutical and biotechnology products. While we are unable to predict the likelihood of changes to the ACA, any substantial revision of this or other healthcare legislation could have a material adverse effect on the demand for our customers’ products, which in turn could have a negative impact on our results of operations, financial condition, or business. Changes in the healthcare industry’s pricing, selling, inventory, distribution, or supply policies or practices, or in public or government sentiment for the industry as a whole, could also significantly reduce our revenue and results of operations. In particular, volatility in individual product demand may result from changes in public or private payer reimbursement or coverage.
As a global enterprise, fluctuations in the exchange rate of the U.S. dollar, our reporting currency, against foreign currencies could have a material adverse effect on our financial performance and results of operations.
As a company with significant operations outside of the United States, certain revenues, costs, assets and liabilities, including our euro-denominated 4.75% Senior Notes due 2024 and a portion of our senior secured credit facilities, are denominated in currencies other than the U.S. dollar, which is the currency that we use to report our financial results. As a result, changes in the exchange rates of these currencies or any other applicable currency to the U.S. dollar will affect our revenues, earnings and cash flows. There has been, and may continue to be, volatility in currency exchange rates affecting the various currencies in which we do business, including as a result of the U.K.'s referendum to exit from the E.U. Such volatility and other changes in exchange rates could result in unrealized and realized exchange losses, despite any effort we may undertake to manage or mitigate our exposure to foreign currency fluctuations.
The impact to our business of U.S. tax legislation enacted in December 2017, could differ materially from our current estimates.
In December 2017, the U.S. government enacted wide-ranging tax legislation, the Tax Cuts and Jobs Act (the "2017 Tax Act"). The 2017 Tax Act significantly revised U.S. tax law by, among other provisions, (a) lowering the applicable U.S. federal statutory income tax rate from 35% to 21%, (b) creating a partial territorial tax system that includes imposing a mandatory one-time transition tax on previously deferred foreign earnings, (c) creating provisions regarding the (1) income deemed to be Global Intangible Low Tax Income ("GILTI"), (2) the Foreign Derived Intangible Income ("FDII") deduction, and (3) the Base Erosion Anti-Abuse Tax ("BEAT"), and (d) eliminating or reducing certain income tax deductions, such as deductions for interest expense, executive compensation expense, and certain employee expenses.
Although we are still determining all the effects of the 2017 Tax Act on our present and future income tax liability, including the degree to which we will be able to reduce our effective U.S. federal income tax rate due to the reduction in the statutory rate, we recorded a net charge of $42.5 million within our income tax provision as a provisional estimate of the net accounting impact of the 2017 Tax Act. We recorded this charge on a provisional basis, based on our present understanding of the 2017 Tax Act and other information available as of the time of the estimates, including assumptions and expectations about future events.
Although we believe these provisional amounts represent a reasonable estimate of the ultimate enactment-related impact the 2017 Tax Act will have on our consolidated financial statements, we may adjust these amounts materially as additional information becomes available and we complete further analysis. The impact of the 2017 Tax Act to our business in future periods is also subject to a variety of factors beyond our control including, but not limited to, (i) potential "technical corrections" or other amendments to the 2017 Tax Act; (ii) potential changes to state, local, and foreign tax laws in response to the 2017 Tax Act; and (iii) potential new or interpretative guidance issued by the SEC, the Financial Accounting Standards Board, or the Internal Revenue Service related to the 2017 Tax Act. Any of these factors could cause our actual results to differ materiality from our current expectations or investors’ expectations. Further, there are certain effects of the 2017 Tax Act we cannot reasonably estimate, including effects due to (a) the GILTI rules, (b) the FDII deduction, (c) the BEAT, (d) provisions eliminating or reducing certain income tax deductions, such as deductions for interest expense, executive compensation expense, and certain employee expenses, and (e) the state tax impact of the 2017 Tax Act. As we gather, analyze, and consider additional data in the context of the 2017 Tax Act and ASC 740 Income Taxes, we may adjust in future periods our current estimates, but we will do so only during the measurement period prescribed by Staff Accounting Bulletin No. 118 ("SAB 118"). Any such adjustment may be material.
Tax legislative or regulatory initiatives or challenges to our tax positions could adversely affect our results of operations and financial condition.
We are a large multinational corporation with operations in the United States and several international jurisdictions, including Canada, South America, Europe, and the Asia-Pacific region. As such, we are subject to the tax laws and regulations of the U.S. federal, state, and local governments and of many international jurisdictions. From time to time, various legislative initiatives may be proposed that could adversely affect our tax positions. There can be no assurance that our effective tax rate or tax payments will not be adversely affected by these initiatives. In addition, U.S. federal, state, local, and foreign tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that relevant tax authorities will not challenge our tax positions or that we would succeed in defending against any such challenge.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
We have in the past sustained net operating losses that we may use to reduce future taxable income. Utilization of our net operating loss carryforwards may be subject to a substantial limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), and comparable provisions of state, local, and foreign tax laws due to changes in ownership of our company that may occur in the future. Under Section 382 of the Code and comparable provisions of state, local, and foreign tax laws, if a corporation undergoes an "ownership change," generally defined as a greater than 50% change by value in its equity ownership over a three-year period, the corporation’s ability to carry forward its pre-change net operating losses to reduce its post-change income may be limited. We may experience ownership changes in the future as a result of future changes in our stock ownership. As a result, our ability to use our pre-change net operating loss carryforwards to reduce U.S. federal and state taxable income we produce in the future years may be subject to limitations, which could result in increased future tax liability to us.
Changes to the estimated future profitability of the business may require that we establish an additional valuation allowance against all or some portion of our net U.S. deferred tax assets.
We have deferred tax assets for net operating loss carryforwards and other temporary differences. We currently do not maintain a valuation allowance for a portion of our U.S. net deferred tax assets. We may experience, in the future, a decline in U.S. federal taxable income, resulting from a decline in profitability of our U.S. operations, an increased level of debt in the U.S., or other factors. In assessing our ability to realize our U.S. deferred tax assets, we may conclude that it is more likely than not that some portion or all of our U.S. deferred tax assets will not be realized. As a result, we may be required to record an additional valuation allowance against our U.S. deferred tax assets, which could adversely affect our effective income tax rate and therefore our financial results.
We depend on key personnel.
We depend on our executive officers and other key personnel, including our technical personnel, to operate and grow our business and to develop new and enhanced offerings and technologies. The loss of any of these officers or other key personnel or a failure to attract and retain suitably skilled technical personnel could adversely affect our operations.
In addition to our executive officers, we rely on approximately 130 senior employees to lead and direct our business. Our senior leadership team ("SLT") is comprised of our and our subsidiaries' executive officers and other vice presidents and directors who hold critical positions and possess specialized talents and capabilities that give us a competitive advantage in the market. The members of the SLT hold positions such as facility general manager, vice president/general manager of business unit commercial development, vice president of quality and regulatory activities, and vice president-finance.
With respect to our technical talent, we have approximately 1,800 scientists and technicians whose areas of expertise and specialization cover subjects such as advanced delivery, drug and biologics formulation and manufacturing. Many of our sites and laboratories are located in competitive labor markets like those in which our Morrisville, North Carolina; Brussels, Belgium; Woodstock, Illinois; Madison, Wisconsin; Emeryville, California, Bloomington, Indiana, and Schorndorf, Germany facilities are located. Global and regional competitors and, in some cases, customers and suppliers compete for the same skills and talent as we do.
We use advanced information and communication systems to run our operations, compile and analyze financial and operational data, and communicate among our employees, customers, and counter-parties, and the risks generally associated with information and communications systems could adversely affect our results of operations. We are continuously working to install new, and upgrade existing, systems and provide employee awareness training around phishing, malware, and other cyber security risks to enhance the protections available to us, but such protections may be inadequate to address malicious attacks or inadvertent compromises of data security.
We rely on information systems in our business to obtain, rapidly process, analyze and manage data to:

•	facilitate the manufacture and distribution of thousands of inventory items in, to and from our facilities;

•	receive, process and ship orders on a timely basis;

•	manage the accurate billing and collections for roughly one thousand customers;

•	create, compile, and retain testing and other product-, manufacturing-, or facility-related data necessary for meeting our and our customers' regulatory obligations.

•	manage the accurate accounting and payment for thousands of vendors;

•	schedule and operate our global network of development, manufacturing and packaging facilities;

•	document various aspects of our activities, including the agreements we make with suppliers and customers;

•
compile financial and other operational data into reports necessary to manage our business and comply with various regulatory or contractual obligations, including obligations under our bank loans and other indebtedness, the federal securities laws, the Code, other applicable state, local, and foreign tax laws; and

•	communicate among our 10,700 employees spread across thirty-four facilities over five continents.
We deploy defenses against cyber-attack and work to secure the integrity of our data systems using techniques, hardware, and software typical of companies of our size and scope. Despite our security measures, however, our information technology and infrastructure may be vulnerable to attacks by increasingly sophisticated intruders or others who try to cause harm to or interfere with our normal use of our systems. They are also susceptible to breach due to employee error, malfeasance, or other disruptions. Our results of operations could be adversely affected if these systems are interrupted, damaged by unforeseen events or fail for any extended period.
We engage from time to time in acquisitions and other transactions that may complement or expand our business or divest of non-strategic businesses or assets. We may not be able to complete such transactions, and such transactions, if executed, pose significant risks, including risks relating to our ability to successfully and efficiently integrate acquisitions or execute on dispositions and realize anticipated benefits therefrom. The failure to execute or realize the full benefits from any such transaction could have a negative effect on our operations.
Our future success may depend in part on opportunities to buy or otherwise acquire rights to other businesses or technologies, enter into joint ventures or otherwise enter into strategic arrangements with business partners that could complement, enhance, or expand our current business or offerings and services or that might otherwise offer us growth opportunities, or divest assets, or an ongoing business of one or more of our subsidiaries. We may face competition from other companies in pursuing acquisitions and similar transactions in the pharmaceutical and biotechnology industry. Our ability to complete transactions may also be limited by applicable antitrust and trade regulation laws and regulations in the U.S. and foreign jurisdictions in which we or the operations or assets we seek to acquire carry on business. To the extent that we are successful in making acquisitions, we expend substantial amounts of cash, incur debt, or assume loss-making divisions as consideration. We or the purchaser of a divested asset or business may not be able to complete a desired acquisition or disposition, respectively, for reasons including, but not limited to, a failure to secure financing.
Any acquisition that we are able to identify and complete may involve a number of risks, including, but not limited to, the diversion of management’s attention to integrate the acquired businesses or joint ventures, the possible adverse effects on our operating results during the integration process, the potential loss of customers or employees in connection with the acquisition, delays or reduction in realizing expected synergies, unexpected liabilities and our potential inability to achieve our intended objectives for the transaction. In addition, we may be unable to maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies.
To the extent that we are not successful in completing desired divestitures, as such may be determined by future strategic plans and business performance, we may have to expend substantial amounts of cash, incur debt, or continue to absorb the costs of loss-making or under-performing divisions. Any divestiture, whether we are able to complete it or not, may involve a number of risks, including diversion of management’s attention, a negative impact on our customer relationships, costs associated with maintaining the business of the targeted divestiture during the disposition process, and the costs of closing and disposing of the affected business or transferring remaining portions of the operations of the business to other facilities.
Our offerings or our customers’ products may infringe on the intellectual property rights of third parties.
From time to time, third parties have asserted intellectual property infringement claims against us and our customers, and there can be no assurance that third parties will not assert infringement claims against either us or our customers in the future. While we believe that our offerings do not infringe in any material respect upon proprietary rights of other parties and/or that meritorious defenses would exist with respect to any assertion to the contrary, there can be no assurance that we could successfully avoid being found to infringe on the proprietary rights of others. Patent applications in the United States and some foreign countries are generally not publicly disclosed until the patent is issued or published, and we and our customers may not be aware of currently filed patent applications that relate to our or their products, offerings or processes. If patents later issue on these applications, we or they may be found liable for subsequent infringement. There has been substantial litigation in the pharmaceutical and biotechnology industries with respect to the manufacture, use, and sale of products that are the subject of conflicting patent rights.
Any claim that our offerings or processes infringe third-party intellectual property rights (including claims arising through our contractual indemnification of our customers), regardless of the claim's merit or resolution, could be costly and may divert the efforts and attention of our management and technical personnel. We may not prevail against any such claim given the complex technical issues and inherent uncertainties in intellectual property matters. If any such claim results in an adverse outcome, we could, among other things, be required to:

•	pay substantial damages (potentially including treble damages in the United States);

•	cease the manufacture, use, or sale of the infringing offerings or processes;

•	discontinue the use of the infringing technology;

•	expend significant resources to develop non-infringing technology;

•	license technology from the third party claiming infringement, which license may not be available on commercially reasonable terms, or may not be available at all; and

•	lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property against others.
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
Our operations are subject to a variety of environmental, health, and safety laws and regulations, including those of the EPA and the U.S. Occupational Safety & Health Administration and equivalent local, state, and foreign regulatory agencies in each of the jurisdictions in which we operate. These laws and regulations govern, among other things, air emissions, wastewater discharges, the use, handling, and disposal of hazardous substances and wastes, soil and groundwater contamination, and employee health and safety. Any failure by us to comply with environmental, health, and safety requirements could result in the limitation or suspension of production or subject us to monetary fines or civil or criminal sanctions, or other future liabilities in excess of our reserves. We are also subject to laws and regulations governing the destruction and disposal of raw materials and non-compliant products, the handling of regulated material that are included in our offerings, and the disposal of our products or their components at the end of their useful lives. In addition, compliance with environmental, health, and safety requirements could restrict our ability to expand our facilities or require us to acquire costly environmental or safety control equipment, incur other significant expenses, or modify our manufacturing processes. Our manufacturing facilities may use, in varying degrees, hazardous substances in their processes. These substances include, among others, chlorinated solvents, and in the past chlorinated solvents were used at one or more of our facilities, including a number we no longer own or operate. As at our current facilities, contamination at such formerly owned or operated properties can result and has resulted in liability to us. In the event of the discovery of new or previously unknown contamination either at our facilities or at third-party locations, including facilities we formerly owned or operated, the issuance of additional requirements with respect to existing contamination, or the imposition of other cleanup obligations for which we are responsible, we may be required to take additional, unplanned remedial measures for which we have not recorded reserves. We are conducting monitoring and cleanup of contamination at certain facilities currently or formerly owned or operated by us, and such activities may result in unanticipated costs or management distraction.
We are subject to labor and employment laws and regulations, which could increase our costs and restrict our operations in the future.
We employ approximately 10,700 employees worldwide, including approximately 5,500 employees in North America, 3,700 in Europe, 900 in South America, and 600 in the Asia/Pacific region. Certain employees at one of our North American facilities are represented by a labor organization, and national works councils or labor organizations are active at all of our European facilities and certain of our other facilities consistent with local labor environments/laws. Our management believes that our employee relations are satisfactory. However, further organizing activities, collective bargaining, or changes in the regulatory framework for employment may increase our employment-related costs or may result in work stoppages or other labor disruptions. Moreover, as employers are subject to various employment-related claims, such as individual and class actions relating to alleged employment discrimination and wage-hour and labor standards issues, such actions, if brought against us and successful in whole or in part, may affect our ability to compete or have a material adverse effect on our business, financial condition, and results of operations.
Certain of our pension plans are underfunded, and additional cash contributions we may make to increase the funding level will reduce the cash available for our business or to discharge our financial obligations.
Certain of our current and former employees in the U.S., the U.K., Germany, France, Japan, Belgium, Switzerland, and Australia are participants in defined benefit pension plans that we sponsor. As of June 30, 2018, the underfunded amount of our pension plans on a worldwide basis was $73.0 million, primarily related to our pension plans in the U.K. and Germany. In addition, we have an estimated obligation of $39.0 million, as of June 30, 2018, related to our withdrawal from a multiemployer pension plan in which we formerly participated. In general, the amount of future contributions to the underfunded plans will depend upon asset returns, applicable actuarial assumptions, prevailing and expected interest rates, and other factors, and, as a result, the amount we may be required to contribute in the future to fund the obligations associated with such plans may vary. Such cash contributions to the plans will reduce the cash available for our business, including the funds available to pursue strategic growth initiatives or the payment of interest expense on our indebtedness.

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
We are highly leveraged. As of June 30, 2018, we had $1,587.3 million (dollar equivalent) of senior secured indebtedness, $450 million aggregate principal amount of Senior Notes due 2026 (the "USD Notes"), €380.0 million aggregate principal amount of Senior Notes due 2024 (the "Euro Notes" and, together with the USD Notes, the "Senior Notes"), and $188.9 million of deferred purchase consideration related to the acquisition of Catalent Indiana, as well as an additional $194.8 million of un-utilized capacity and $5.2 million of outstanding letters of credit under our revolving credit facility.
Our high degree of leverage could have important consequences for us, including:

•	increasing our vulnerability to adverse economic, industry, or competitive developments;

•	exposing us to the risk of increased interest rates because certain of our borrowings, including borrowings under our senior secured credit facilities, are at variable rates of interest;

•	exposing us to the risk of fluctuations in exchange rates because certain of our borrowings, including certain of our senior secured term loan facilities and the Euro Notes, are denominated in euros;

•
making it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in one or more events of default under the agreements governing such indebtedness;

•	restricting us from making strategic acquisitions or capital investments or causing us to make non-strategic divestitures;

•
limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes; and

•
limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.

Our total interest expense, net was $111.4 million, $90.1 million, and $88.5 million for fiscal years 2018, 2017, and 2016, respectively. After taking into consideration our ratio of fixed-to-floating rate debt, an increase of 100 basis points in floating rates would increase our annual interest expense by $12.4 million.

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
The agreements governing our outstanding indebtedness contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit the ability of Operating Company and those of its subsidiaries to which these covenants apply (which Operating Company's Amended and Restated Credit Agreement, dated as of May 20, 2014 (as amended, the "Credit Agreement") calls "restricted subsidiaries") to, among other things:

•	incur additional indebtedness and issue certain preferred stock;

•	pay certain dividends on, repurchase, or make distributions in respect of capital stock or make other restricted payments;

•	pay distributions from restricted subsidiaries;

•	issue or sell capital stock of restricted subsidiaries;

•	guarantee certain indebtedness;

•	make certain investments;

•	sell or exchange assets;

•	enter into transactions with affiliates;

•	create certain liens; and

•	consolidate, merge, or transfer all or substantially all of their assets and the assets of their subsidiaries, when considered on a consolidated basis.
A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross-default provisions, and, in the case of our revolving credit facility, permit the lenders to cease making loans to us.
We may use derivative financial instruments to reduce our exposure to market risks from changes in interest rates on our variable-rate indebtedness or changes in foreign currency, and any such instrument may expose us to risks related to counterparty credit worthiness or non-performance of these instruments.
We may enter into interest-rate swap agreements, foreign currency swap agreements, or other hedging transactions in an attempt to limit our exposure to changes in variable interest rates. Such instruments may result in economic losses if, for example, prevailing interest rates decline to a point lower than any applicable fixed-rate commitment. Any such swap will expose us to credit-related risks that, if realized, could adversely affect our results of operations or financial condition.
Risks Related to Ownership of Our Common Stock
Our stock price may change significantly, and you may not be able to resell shares of our common stock at or above the price you paid or at all, and you could lose all or part of your investment as a result.
The trading price of our common stock has been and continues to be volatile. Since shares of our common stock were offered for sale in our initial public offering on July 31, 2014 through June 30, 2018, our common stock price ranged from $18.92 to $47.87. The trading price of our common stock may be adversely affected due to a number of factors such as those listed in "Risks Related to Our Business and Our Industry" and the following:

•	results of operations that vary from the expectations of securities analysts or investors;

•	results of operations that vary from those of our competitors;

•	changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts or investors;

•	declines in the market prices of stocks generally, or those of pharmaceutical or other healthcare companies;

•	strategic actions by us or our competitors;

•	announcements by us or our competitors of significant contracts, new products, acquisitions, joint marketing relationships, joint ventures, other strategic relationships, or capital commitments;

•	changes in general economic or market conditions or trends in our industry or markets;

•	changes in business or regulatory conditions or regulatory actions taken with respect to our business or the business of any of our competitors or customers;

•	future sales of our common stock or other securities;

•	investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives;

•	the public response to press releases or other public announcements by us or third parties, including our filings with or documents furnished to the SEC;

•	announcements relating to or developments in litigation;

•	guidance, if any, that we provide to the public, any change in this guidance, or any failure to meet this guidance;

•	the development and sustainability of an active trading market for our stock;

•	changes in accounting principles or our application of these principles to our business; and

•	other events or factors, including those resulting from natural disasters, hostilities, acts of terrorism, geopolitical activity, or responses to these events.
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
We currently intend to retain future earnings, if any, for future operations, expansion, and debt repayment and have no current plan to pay any cash dividend for the foreseeable future. Our board of directors has also authorized a stock buyback program that we may use from time to time to purchase our common stock. Any future decision to pay a dividend, and the amount and timing of any future dividend on shares of our common stock will be at the sole discretion of our board of directors. Our board of directors may take into account, when deciding whether or how to pay a dividend, numerous factors, including general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, possible future alternative deployments of our cash, our future capital requirements, contractual, legal, tax, and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant. In addition, our ability to pay dividends is limited by covenants in the agreements governing our outstanding indebtedness and may be limited by covenants of any future indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it, taking into account any applicable commission or other costs of acquisition or sale.
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
As of August 21, 2018, 31,120 shares of our common stock, representing less than 1% of our total outstanding shares of common stock, are "restricted securities" within the meaning of the SEC's Rule 144 promulgated under the Securities Act ("Rule 144") and subject to certain restrictions on resale. Restricted securities may be sold in the public market only if they are registered under the Securities Act or are sold pursuant to an exemption from registration such as Rule 144.
In addition, 2,703,136 shares of common stock may become eligible for sale upon exercise of vested options. A total of 6,700,000 shares of common stock were reserved for issuance under the 2014 Omnibus Incentive Plan, of which 1,143,702 shares of common stock remain available for future issuance at August 21, 2018. These shares can be sold in the public market upon issuance, subject to restrictions under the securities laws applicable to resales by affiliates.
The market price of shares of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of shares of our common stock or other equity securities that we wish to issue. In the future, we may also issue our securities in connection with investments or acquisitions. The number of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of then-outstanding shares of our common stock, subject to limitations on issuance of new shares without stockholder approval imposed by the NYSE or to restrictions set forth in the agreements governing our indebtedness. Any issuance of additional securities in connection with investments, acquisitions, or otherwise may result in dilution to you.
Anti-takeover provisions in our organizational documents could delay or prevent a change of control.
Certain provisions of our current certificate of incorporation and bylaws may have an anti-takeover effect and may delay, defer, or prevent a merger, acquisition, tender offer, takeover attempt, or other change of control transaction that may otherwise be in the best interests of our stockholders, including transactions that might otherwise result in the payment of a premium over the market price for the shares held by our stockholders.
These provisions provide for, among other things:
•a classified board of directors with staggered three-year terms;
•the ability of our board of directors to issue one or more series of preferred stock;

•
advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings (though our board of directors has implemented shareholder proxy access);

•	certain limitations on convening special stockholder meetings;

•	the removal of directors only for cause; and

•
any amendment of certain provisions of our certificate of incorporation only by the affirmative vote of at least 66-2/3% of the shares of common stock entitled to vote generally in the election of directors.

Our board of directors has recommended, subject to shareholder approval at our 2018 annual meeting of shareholders, that the classification of the board of directors be eliminated over a three-year period, and that all directors elected without staggered three-year terms be subject to removal without cause. Provisions such as those just described, to the extent that they remain in effect, could make it more difficult for a third party to acquire us, even if the third-party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our principal executive offices are located at 14 Schoolhouse Road, Somerset, New Jersey. We have thirty-four facilities (four geographical locations operate as multiple facilities because they support more than one reporting segment), comprising manufacturing operations, development centers, and sales offices contained in approximately 5.9 million square feet of manufacturing, laboratory and related space. Our manufacturing capabilities include all required regulatory, quality assurance and in-house validation space. The following table sets forth our manufacturing and laboratory facilities as of June 30, 2018:

	Facility Sites	Country	Region	Segment	Total Square Footage	Leased/Owned
1	Eberbach	Germany	Europe	Softgel	370,580	Leased
2	St. Petersburg, FL	USA	North America	Softgel	328,073	Owned
3	Buenos Aires	Argentina	South America	Softgel	265,000	Owned
4	Braeside	Australia	Asia Pacific	Softgel	163,100	Owned
5	Windsor	Canada	North America	Softgel	125,892	Owned
6	Sorocaba	Brazil	South America	Softgel	124,685	Owned
7	Strathroy	Canada	North America	Softgel	118,009	Owned
8	Kakegawa (1)	Japan	Asia Pacific	Softgel	104,500	Owned
9	Aprilia	Italy	Europe	Softgel	156,020	Leased/Owned
10	Beinheim	France	Europe	Softgel	78,100	Owned
11	Indaiatuba	Brazil	South America	Softgel	53,800	Owned
12	Bloomington, IN	USA	North America	Biologics and Specialty Drug Delivery	876,561	Owned
13	Woodstock, IL	USA	North America	Biologics and Specialty Drug Delivery	352,260	Owned
14	Brussels	Belgium	Europe	Biologics and Specialty Drug Delivery	265,287	Owned
15	Morrisville, NC (1)	USA	North America	Oral Drug Delivery / Biologics and Specialty Drug Delivery	186,406	Leased
16	Limoges	France	Europe	Biologics and Specialty Drug Delivery	179,000	Owned
17	Madison, WI	USA	North America	Biologics and Specialty Drug Delivery	157,955	Leased
18	Emeryville, CA	USA	North America	Biologics and Specialty Drug Delivery	10,323	Leased
19	Kansas City, MO (1)	USA	North America	Oral Drug Delivery / Biologics and Specialty Drug Delivery	329,394	Owned
20	Somerset, NJ	USA	North America	Oral Drug Delivery / Corporate HQ	265,000	Owned
21	Swindon	United Kingdom	Europe	Oral Drug Delivery	253,314	Owned
22	Winchester, KY	USA	North America	Oral Drug Delivery	180,000	Owned
23	Schorndorf (1)	Germany	Europe	Oral Drug Delivery	166,027	Owned
24	Malvern, PA	USA	North America	Oral Drug Delivery	84,000	Leased
25	San Diego, CA	USA	North America	Oral Drug Delivery	66,244	Leased
26	Dartford	United Kingdom	Europe	Oral Drug Delivery	20,250	Leased
27	Philadelphia, PA	USA	North America	Clinical Supply Services	212,833	Leased/Owned
28	Bathgate	United Kingdom	Europe	Clinical Supply Services	191,000	Owned
29	Kansas City, MO (1)	USA	North America	Clinical Supply Services	80,606	Owned
30	Bolton	United Kingdom	Europe	Clinical Supply Services	60,830	Owned
31	Schorndorf (1)	Germany	Europe	Clinical Supply Services	54,693	Owned
32	Shanghai	China	Asia Pacific	Clinical Supply Services	30,052	Leased
33	Singapore	Singapore	Asia Pacific	Clinical Supply Services	26,023	Leased
34	Kakegawa (1)	Japan	Asia Pacific	Clinical Supply Services	2,800	Owned
	Total				5,938,617

(1) Represents sites where multiple segments operate.

ITEM 3.	LEGAL PROCEEDINGS
Previous regulatory suspension of a manufacturing facility
We continue to resolve claims stemming from a prior, temporary, regulatory suspension of one of our manufacturing facilities. To date, more than 30 customers of the facility have presented claims against us for alleged losses, including lost profits and other types of indirect or consequential damages that they have allegedly suffered due to the temporary suspension, or have reserved their right to do so subsequently. We are unable to estimate at this time either the total value of claims asserted, or that are reasonably possible to be asserted, with respect to this matter or the likely cost to resolve them, although (a) through June 30, 2018, we settled 22 customer claims and (b) certain remaining customers have presented us with support for other claims having an aggregate claim value of approximately $1 million. To date, none of the asserted claims takes into account limitations of liability in the contracts governing these claims or any other defense that we may assert. In addition, we may have insurance for additional costs we may incur as a result of such claims, subject to various deductibles and other limitations, but there can be no assurance as to the aggregate amount or timing of insurance recoveries against any such costs.
SEC inquiry into Juniper Pharmaceuticals, Inc.
On August 14, 2018, we acquired Juniper Pharmaceuticals, Inc., a Delaware corporation (“Juniper”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) between us. On November 14, 2016, Juniper filed with the SEC restated audited consolidated financial statements for the fiscal years ended December 31, 2013 through December 31, 2015, including the unaudited consolidated financial information for each quarterly period within the fiscal years ended December 31, 2014 and 2015, and restated unaudited consolidated financial statements for the quarters ended March 31, 2016 and June 30, 2016 and the related quarters in 2015, in order to correct certain timing errors regarding how it recognized revenue from a supply contract with an affiliate of Merck KGaA. On January 24, 2017, Juniper received a subpoena from the SEC requesting information concerning these restatements and related issues. Juniper responded to the subpoena and is cooperating with the SEC’s inquiry, including the taking of testimony from former Juniper employees and others. We understand that the inquiry is ongoing but do not believe the outcome of the investigation will be material to us; nonetheless, we cannot can provide any assurance regarding that outcome.
Other
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
From time to time, we receive subpoenas or requests for information relating to the business practices and activities of customers or suppliers from various governmental agencies or private parties, including from state attorneys general, the U.S. Department of Justice, and private parties engaged in patent infringement, antitrust, tort, and other litigation. We generally respond to such subpoenas and requests in a timely and thorough manner, which responses sometimes require considerable time and effort and can result in considerable costs being incurred. We expect to incur costs in future periods in connection with future requests.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The principal market for trading of our common stock is the NYSE. The following table sets forth the high and low sale prices per share for our common stock as reported on the NYSE for the period indicated:

Common Stock Market Prices	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Fiscal year ended June 30, 2018:
High	$42.62	$47.87	$43.39	$42.22
Low	$38.22	$38.97	$36.73	$33.42
Fiscal year ended June 30, 2017:
High	$38.73	$30.22	$27.43	$26.95
Low	$27.48	$25.51	$21.83	$22.52
As of August 21, 2018 we had approximately 19 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name.
We have no current plan to pay any dividend on our common stock. Any decision to declare and pay dividends in the future will be made at the sole discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restriction, and other factors that our board of directors may deem relevant. Because we are a holding company and have no direct operations, we will only be able to pay dividends from funds we receive from our subsidiaries. In addition, our ability to pay dividends will be limited by covenants in our existing indebtedness and may be limited by the agreements governing other indebtedness we or our subsidiaries incur in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Debt Covenants."
We did not declare or pay any dividend on our common stock in fiscal 2018 or fiscal 2017.
Recent Sales of Unregistered Equity Securities
We did not sell any unregistered equity securities during the period covered by this Annual Report on Form 10-K.
Purchases of Equity Securities
In October 2015, our Board of Directors authorized a share repurchase program to use up to $100.0 million to repurchase outstanding shares of our common stock. We may repurchase shares under the program through open market purchases, privately negotiated transactions, or otherwise as permitted by applicable federal securities laws. There was no purchase by us, on our behalf, or on behalf of any affiliate of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return on our common stock since July 31, 2014 (the date our common stock commenced trading on the NYSE) through June 30, 2018, based on the market price of our common stock and assuming reinvestment of dividends, with the cumulative total shareholder return of companies on the S&P Composite 1500 Index and S&P Composite 1500 Healthcare Index. The graph assumes that $100 was invested in our common stock and in each index at the market close on July 31, 2014. The stock price performance of the following graph is not necessarily indicative of future stock performance.

ITEM 6.	SELECTED FINANCIAL DATA
The following table sets forth our selected historical financial and operating data for, or as of the end of, each of the five years ended June 30, 2018. The selected financial data as of June 30, 2018 and 2017, and for the fiscal years ended June 30, 2018, 2017, and 2016 has been derived from our audited consolidated financial statements included in "Financial Statements and Supplementary Data." The financial data as of June 30, 2016, 2015, and 2014 and for the fiscal years ended June 30, 2015 and 2014 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. This table should be read in conjunction with the Consolidated Financial Statements and the notes thereto.

	Year Ended June 30,
(Dollars in millions, except per share data)	2018	2017	2016	2015	2014
Statement of Operations Data:
Net revenue	$2,463.4	$2,075.4	$1,848.1	$1,830.8	$1,827.7
Cost of sales	1,710.8	1,420.8	1,260.5	1,215.5	1,229.1
Gross margin	752.6	654.6	587.6	615.3	598.6
Selling, general, and administrative expenses	462.6	402.6	358.1	337.3	334.8
Impairment charges loss on sale of assets	8.7	9.8	2.7	4.7	3.2
Restructuring and other	10.2	8.0	9.0	13.4	19.7
Operating earnings	271.1	234.2	217.8	259.9	240.9
Interest expense, net	111.4	90.1	88.5	105.0	163.1
Other (income)/expense, net	7.7	8.5	(15.6)	42.4	10.4
Earnings from continuing operations before income taxes	152.0	135.6	144.9	112.5	67.4
Income tax expense/(benefit)	68.4	25.8	33.7	(97.7)	49.5
Earnings/(loss) from continuing operations	83.6	109.8	111.2	210.2	17.9
Earnings/(loss) from discontinued operations, net of tax	—	—	—	0.1	(2.7)
Net earnings	83.6	109.8	111.2	210.3	15.2
Less: Net earnings/(loss) attributable to non-controlling interest, net of tax	—	—	(0.3)	(1.9)	(1.0)
Net earnings attributable to Catalent	$83.6	$109.8	$111.5	$212.2	$16.2

Basic earnings per share attributable to Catalent common shareholders:
Earnings/(loss) from continuing operations	$0.64	$0.88	$0.89	$1.77	$0.25
Net earnings/(loss)	0.64	0.88	0.89	1.77	0.22
Diluted earnings per share attributable to Catalent common shareholders:
Earnings/(loss) from continuing operations	$0.63	$0.87	$0.89	$1.75	$0.25
Net earnings/(loss)	0.63	0.87	0.89	1.75	0.21

	Year Ended June 30,
(Dollars in millions)	2018	2017	2016	2015	2014
Balance Sheet Data (at period end):
Cash and cash equivalents	$410.2	$288.3	$131.6	$151.3	$74.4
Goodwill	1,397.2	1,044.1	996.5	1,061.5	1,097.1
Total assets	4,531.1	3,454.3	3,091.1	3,138.3	3,073.4
Long-term debt, including current portion and other short-term borrowing	2,721.3	2,079.7	1,860.5	1,880.8	2,693.8
Total liabilities	3,444.4	2,730.8	2,455.2	2,498.5	3,440.7
Total shareholders’ equity/(deficit)	$1,086.7	$723.5	$635.9	$634.0	$(371.8)

	Year Ended June 30,
(Dollars in millions)	2018	2017	2016	2015	2014
Other Financial Data:
Capital expenditures	$176.5	$139.8	$139.6	$141.0	$122.4
Net cash provided by/(used in) continuing operations:
Operating activities	374.5	299.5	155.3	171.7	180.2
Investing activities	(919.3)	(309.0)	(137.7)	(271.8)	(175.2)
Financing activities	669.1	161.3	(30.8)	196.5	(42.1)
Net cash provided by/(used in) discontinued operations:	—	—	—	0.1	2.1
Effect of foreign currency on cash	$(2.4)	$4.9	$(6.5)	$(19.6)	$3.0

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We are the leading global provider of advanced delivery technologies and development solutions for drugs, biologics, and consumer and animal health products. Our oral, injectable, and respiratory delivery technologies provide delivery solutions across the full diversity of the pharmaceutical industry, including small molecules, biologics, and consumer and animal health products. Through our extensive capabilities and deep expertise in product development, we help our customers take products to market faster, including nearly half of new drug products approved by the FDA in the last decade. Our advanced delivery technology platforms, which include those in our Softgel Technologies, Biologics and Specialty Drug Delivery, and Oral Drug Delivery segments, our proven formulation, manufacturing, and regulatory expertise, and our broad and deep intellectual property enable our customers to develop more products and better treatments for patients and consumers. Across both development and delivery, our commitment to reliably supply our customers’ and their patients' needs is the foundation for the value we provide; annually, we produce approximately 73 billion doses for nearly 7,000 customer products, or approximately 1 in every 20 doses of such products taken each year by patients and consumers around the world. We believe that, through our investments in growth-enabling capacity and capabilities, our ongoing focus on operational and quality excellence, the sales of existing customer products, the introduction of new customer products, our innovation activities and patents, and our entry into new markets, we will continue to benefit from attractive and differentiated margins and realize the growth potential from these areas.

Our Reportable Segments

In fiscal 2018, we engaged in a business reorganization to better align our internal business unit structure with our "Follow the Molecule" strategy and the increased focus on our biologics-related offerings. Under the revised structure, the businesses comprising out Softgel Technologies and Clinical Supply Services reporting segments have not changed, but we created two new operating segments from our former Drug Delivery Solutions segment:

•
Biologics and Specialty Drug Delivery, which encompasses biologic cell-line development and manufacturing, development and manufacturing services for blow-fill-seal unit doses, prefilled syringes, vials, and cartridges; analytical development and testing services for large molecules; and development and manufacturing for inhaled products for delivery via metered dose inhalers, dry powder inhalers, and intra-nasal sprays; and

•
Oral Drug Delivery, which encompasses comprehensive formulation, development, manufacturing, and analytical development capabilities using advanced processing technologies such as bioavailability enhancement, controlled release, particle size engineering, and taste-masking for solid oral-dose forms.

Each of the two new segments reports through a separate management team. Our operating segments are the same as our reporting segments. All prior-period comparative segment information has been restated to reflect the current reportable segments in accordance with ASC 280 Segment Reporting, as discussed in Note 1 to our Consolidated Financial Statements. Our offerings and services are summarized below by reporting segment.
Softgel Technologies
Through our Softgel Technologies segment, we provide formulation, development, and manufacturing services for soft capsules, or "softgels," which our predecessor first commercialized in the 1930s and which we have continually enhanced. We are the market leader in overall softgel manufacturing and hold the leading market position in the prescription arena. Our principal softgel technologies include traditional softgel capsules, in which the shell is made of animal-derived gelatin, and Vegicaps and OptiShell capsules, in which the shell is made from plant-derived materials. Softgel capsules are used in a broad range of customer products, including prescription drugs, over-the-counter medications, dietary supplements, unit-dose cosmetics, and animal health medicinal preparations. Softgel capsules encapsulate liquid, paste, or oil-based active compounds in solution or suspension within an outer shell. In the manufacturing process, the capsules are formed, filled, and sealed simultaneously. We typically perform encapsulation for a product within one of our softgel facilities, with active ingredients provided by customers or sourced directly by us. Softgels have historically been used to solve formulation challenges or technical issues for a specific drug, to help improve the clinical performance of compounds, to provide important market differentiation, particularly for over-the-counter medications, and to provide safe handling of hormonal, potent, and cytotoxic drugs. We also participate in the softgel vitamin, mineral, and supplement business in selected regions around the world. With the 2001 introduction of our plant-derived softgel shell, Vegicaps capsules, consumer health customers have been able to extend the softgel dose form to a broader range of active ingredients and serve patient/consumer populations that were previously inaccessible due to religious, dietary, or cultural preferences. In recent years, we have extended this platform to pharmaceutical products via our OptiShell capsule offering. Our Vegicaps and OptiShell capsules are protected by patents in most major global markets. Physician and patient studies we have conducted have demonstrated a preference for softgels versus traditional tablet and hard capsule dose forms in terms of ease of swallowing, real or perceived speed of delivery, ability to remove or eliminate unpleasant odor or taste, and, for physicians, perceived improved patient adherence with dosing regimens. Representative customers of Softgel Technologies include Pfizer, Novartis, Bayer, GlaxoSmithKline, Teva, Johnson & Johnson, Procter & Gamble, and Allergan.
We have eleven Softgel Technologies manufacturing facilities in ten countries, including three in North America, three in Europe, three in South America, and two in the Asia-Pacific region, as well as additional sales offices. Our Softgel Technologies segment represents 36% of our aggregate revenue for fiscal 2018 before inter-segment eliminations.
Biologics and Specialty Drug Delivery

Our Biologics and Specialty Drug Delivery segment provides development and delivery technologies and integrated solutions for biologics and specialty small molecules including: delivery of small molecules, biologics, and biosimilars administered via injection, inhalation, and ophthalmic routes, using both traditional and advanced technologies. The business has expertise in development as well as scale up and commercial manufacturing. Representative customers of Biologics and Specialty Drug Delivery include Eli Lilly, Teva, Mylan, Roche, and Genentech, along with multiple innovative small and mid-tier pharmaceutical and biologics customers.

Our growing biologics offering includes cell-line development based on our advanced and patented GPEx technology, which is used to develop stable, high-yielding mammalian cell lines for both innovator and biosimilar biologic compounds. GPEx technology can provide rapid cell-line development, high biologics production yields, flexibility, and versatility. Our development and manufacturing facility in Madison, Wisconsin has the capability and capacity to produce cGMP quality biologics drug substance from 250L to 4000L scale using single-use technology to provide maximum efficiency and flexibility. Our fiscal 2018 acquisition of Catalent Indiana added a biologics-focused contract development and manufacturing organization with capabilities across biologics development, clinical, and commercial drug substance manufacturing, formulation, finished-dose drug product manufacturing, and packaging. Our SMARTag next-generation antibody-drug conjugate technology enables development of antibody-drug conjugates and other protein conjugates with improved efficacy, safety, and manufacturability. Combined with offerings from our other businesses, we provide the broadest range of technologies and services supporting the development and launch of new biologic entities, biosimilars, and biobetters to bring a product from gene to commercialization, faster.
Our range of injectable manufacturing offerings includes filling small molecules or biologics into pre-filled syringes, cartridges, and vials, with flexibility to accommodate other formats within our existing network, increasingly focused on complex pharmaceuticals and biologics. With our range of technologies, we are able to meet a wide range of specifications, timelines, and budgets. We believe that the complexity of the manufacturing process, the importance of experience and know-how, regulatory compliance, and high start-up capital requirements provide us with a substantial competitive advantage in the market. For example, blow-fill-seal is an advanced aseptic processing technology, which uses a continuous process to form, fill with drug or biologic, and seal a plastic container in a sterile environment. Blow-fill-seal units are currently used for a variety of pharmaceuticals in liquid form, such as respiratory, ophthalmic, and otic products. Our sterile blow-fill-seal manufacturing has significant capacity and flexibility in manufacturing configurations. This business provides flexible and scalable solutions for unit-dose delivery of complex formulations such as suspensions and emulsions. Further, the business provides engineering and manufacturing solutions related to complex containers. Our regulatory expertise can lead to decreased time to commercialization, and our dedicated development production lines support feasibility, stability, and clinical runs. We plan to continue to expand our product line in existing and new markets, and in higher margin specialty products with additional respiratory, ophthalmic, injectable, and nasal applications.

We also offer bioanalytical development and testing services for large molecules, including cGMP release and stability testing. Our respiratory product capabilities include development and manufacturing services for inhaled products for delivery via metered dose inhalers, dry powder inhalers, and intra-nasal sprays. Across multiple complex dosage forms, the segment provides drug and biologic solutions from early-stage development and clinical support all the way through to scale up and commercialization.
We have eight BSDD manufacturing facilities, including five in North America and two in Europe. Our BSDD segment represents 24% of our aggregate revenue for fiscal 2018 before inter-segment eliminations.
Oral Drug Delivery
Our Oral Drug Delivery segment provides various advanced formulation development and manufacturing technologies, and related integrated solutions including: clinical development and commercial manufacturing of a broad range of oral dose forms, including our proprietary fast-dissolve Zydis tablets and both conventional immediate and controlled-release tablets, capsules, and sachet products. Representative customers of Oral Drug Delivery include Pfizer, Johnson & Johnson, Bayer, Novartis, and Perrigo.
We provide comprehensive pre-formulation, development, and cGMP manufacturing at both clinical and commercial scales for traditional and advanced complex oral solid-dose formats, including coated and uncoated tablets, pellet/bead/powder-filled two-piece hard capsules, granulated powders, and other forms of immediate and modified release branded prescription, generic, and consumer products. We have substantial experience developing and scaling up products requiring accelerated development timelines, solubility enhancement, specialized handling (e.g., potent or DEA-regulated materials), complex technology transfers, and specialized manufacturing processes. We also provide micronization and particle engineering services, which may enhance a drug’s manufacturability or clinical performance. We offer comprehensive analytical testing and scientific services and stability testing for small molecules, both to support integrated development programs and on a fee-for-service basis. We provide global regulatory and support services for our customers’ clinical strategies during all stages of development. Demand for our offerings is driven by the need for scientific expertise and depth and breadth of services offered, as well as by the reliability of our supply, including quality, execution, and performance.
We launched our orally dissolving tablet business in 1986 with the introduction of Zydis tablets, a unique proprietary freeze-dried tablet that typically dissolves in the mouth, without water, in less than three seconds. Most often used for drugs and patient groups that can benefit from rapid oral disintegration, we can adapt the Zydis technology to a wide range of products and indications, including treatments for a variety of central nervous system-related conditions such as migraines, Parkinson’s disease, and schizophrenia, and consumer healthcare products targeting indications such as pain and allergy relief. We continue to develop Zydis tablets in different ways with our customers as we extend the application of the technology to new therapeutic categories, including immunotherapy, vaccines, and biologic molecule delivery.
We have eight ODD manufacturing facilities, including four in North America and three in Europe. Our ODD segment represents 23% of our aggregate revenue for fiscal 2018 before inter-segment eliminations.
Clinical Supply Services
Our Clinical Supply Services segment provides manufacturing, packaging, storage, distribution, project management, and inventory management for drugs and biologics in clinical trials. We offer customers flexible solutions for clinical supplies production and provide distribution and inventory management support for both simple and complex clinical trials. This includes over-encapsulation where needed; supplying placebos, comparator drug procurement, and clinical packages and kits for physicians and patients; inventory management; investigator kit ordering and fulfillment; and return supply reconciliation and reporting. We support trials in all regions of the world through our facilities and distribution network. In fiscal 2018, we completed the second phase of our expansion program in our Kansas City, Missouri facility. Further, in fiscal 2016 and again in fiscal 2018, we expanded our Singapore facility by building additional flexible cGMP space, and we introduced clinical supply services at our existing 100,000 square foot facility in Japan, expanding our Asia Pacific capabilities. Additionally, in fiscal 2013, we established our first clinical supply services facility in China as a joint venture and assumed full ownership in fiscal 2015. We are the leading provider of integrated development solutions and one of the leading providers of clinical trial supplies. Representative customers of Clinical Supply Services include Merck KGaA, IQVIA, Eli Lilly, AbbVie, and Incyte Corporation.
We have eight Clinical Supply Service facilities, including two in North America, three in Europe, and three in the Asia-Pacific region. Our Clinical Supply Services segment represents 17% of our aggregate revenue for fiscal 2018 before inter-segment eliminations.

Critical Accounting Policies and Recent Accounting Pronouncements
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
Management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of our board of directors. A discussion of some of our more significant accounting policies and estimates follows.
Revenues and Expenses
Net Revenue
We sell products and services directly to our pharmaceutical, biotechnology, and consumer and animal health customers. The majority of our business is conducted through supply, development, or fee-for-service agreements. The majority of our revenue is charged on a price-per-unit basis and is recognized either upon shipment or delivery of the product or service. Revenue generated from development arrangements is generally priced by project and is recognized either upon completion of the required service or achievement of a specified project phase or milestone.
Our overall net revenue is generally affected by the following factors:

•	changes in the level or timing of research and development activities and sales activities by our customers;

•	fluctuations in overall economic activity within the geographic markets in which we operate;

•	change in the level of competition we face from our competitors;

•	new intellectual property we develop and expiration of our patents;

•	changes in prices of our products and services, which are generally relatively stable due to our long-term contracts; and

•	fluctuations in exchange rates between the foreign currencies in which a substantial portion of our revenues and expenses are denominated and the U.S. dollar.
Operating Expenses
Cost of sales consists of direct costs incurred to manufacture and package products and costs associated with supplying other revenue-generating services. Cost of sales includes labor costs for employees involved in the production process and the cost of raw materials and components used in the process or product. Cost of sales also includes labor costs of employees supporting the production process, such as production management, quality, engineering, and other direct support services. Other costs in this category include the external research and development costs we incur on behalf of our customers, depreciation of fixed assets directly supporting our manufacturing and services activities, utility costs, freight, operating lease expenses and other general manufacturing expenses.
Selling, general, and administrative expenses consist of all expenditures incurred in connection with the sales and marketing of our products, as well as administrative expenses to support our businesses. The category includes salaries and related benefit costs of employees supporting our sales and marketing, finance, human resources, information technology, and legal functions, research and development costs in pursuit of our own proactive development, and costs related to executive management. Other costs in this category include depreciation of fixed assets, amortization of our intangible assets, professional fees, and marketing and other expenses to support selling and administrative areas.
Direct expenses incurred by a segment are included in that segment’s results. Shared sales and marketing, information technology services, and general administrative costs are allocated to each segment based upon the specific activity being performed for each segment or are charged on the basis of the segment’s proportion of our revenues or other applicable measurement. Certain corporate expenses are not allocated to the segments. We do not allocate the following costs to the segments:

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

•
Production volumes: as volumes change, the level of resources employed also fluctuate, including raw materials, component costs, employment costs, and other related expenses, and our utilization rate may also be affected;

•	The mix of different products or services that we sell;

•	The cost of raw materials, components, and general expense;

•	Implementation of cost-control measures and our ability to obtain cost savings through our operational excellence, lean manufacturing, and Lean Six Sigma programs; and

•	Fluctuations in exchange rates between the foreign currencies in which a substantial portion of our revenues and expenses are denominated and the U.S. dollar.
Long-lived and Other Definite-Lived Intangible Assets
We allocate the cost of an acquired company to the tangible and identifiable intangible assets and liabilities acquired, with the remaining amount being recorded as goodwill. Certain intangible assets are amortized over their estimated useful lives.
We assess the impairment of identifiable intangibles if events or changes in circumstances indicate that the carrying values of the assets may not be recoverable. Factors that we consider important that could trigger an impairment review include the following:

•	significant under-performance relative to historical or projected future operating results;

•	significant changes in the manner of use of the acquired assets or the strategy of the overall business;

•	significant negative industry or economic trends; and

•	recognition of goodwill impairment charges.
If we determine that the carrying value of intangibles and/or long-lived assets may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure recoverability of assets by comparing the respective carrying values of the assets to the current and expected future cash flows, on an un-discounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, we measure any impairment based on the amount in which the net carrying amounts of the assets exceed the fair values of the assets. See Notes 4 and 16 to the Consolidated Financial Statements.
Goodwill and Indefinite-Lived Intangible Assets
We account for purchased goodwill and intangible assets with indefinite lives in accordance with Accounting Standard Codification ("ASC") 350 Goodwill, Intangible and Other Assets. Under ASC 350, goodwill and intangible assets with indefinite lives are tested for impairment at least annually using both qualitative and quantitative assessments. Our annual goodwill impairment test for fiscal 2018 was conducted as of April 1, 2018. We assess goodwill for possible impairment by comparing the carrying value of our reporting units to their fair values. We determine the fair value of our reporting units utilizing estimated future discounted cash flows and incorporate assumptions that we believe marketplace participants would use. In addition, we use comparative market information and other factors to corroborate the discounted cash flow results. No reporting unit was at risk of failing step one in the goodwill impairment test under the provisions of ASC 350 as of April 1, 2018. See Note 3 to the Consolidated Financial Statements.

Income Taxes
In accordance with ASC 740 Income Taxes, we account for income taxes using the asset and liability method. The asset and liability method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of our assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in the respective jurisdictions in which we operate. Deferred taxes are not provided on the undistributed earnings of subsidiaries outside of the United States when it is expected that these earnings will be permanently reinvested. We have recorded a provision for U.S. income taxes and foreign withholding taxes in relation to repatriations as a result of tax reform, but we have not made any provision for U.S. income taxes on the remaining undistributed earnings of foreign subsidiaries as those earnings are considered permanently reinvested in the operations of those foreign subsidiaries.
Because of the complexity of the new GILTI tax rules, we continue to evaluate this provision of the 2017 Tax Act and the application of ASC 740. In accordance with ASC 740, we will make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company's measurement of its deferred taxes (the “deferred method”). Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact of these inclusions is expected to be. Whether we expect to have future U.S. inclusions in taxable income related to GILTI depends on not only our current structure and estimated future results of global operations, but also our intent and ability to modify this structure. Therefore, we have not made any adjustment related to potential GILTI tax in our consolidated financial statements and have not made a policy decision regarding whether to record deferred tax on GILTI.
We had valuation allowances of $86.2 million and $78.8 million as of June 30, 2018 and 2017, respectively, against our deferred tax assets. We considered all available evidence, both positive and negative, in assessing the need for a valuation allowance for deferred tax assets. We evaluated four possible sources of taxable income when assessing the realization of deferred tax assets:

•	carrybacks of existing net operating losses;

•	future reversals of existing taxable temporary differences;

•	tax planning strategies; and

•	future taxable income exclusive of reversing temporary differences and carryforwards.
We considered the need to maintain a valuation allowance on deferred tax assets based on management’s assessment of whether it is more likely than not that we would realize those deferred tax assets based on future reversals of existing taxable temporary differences and the ability to generate sufficient taxable income within the carryforward period available under the applicable tax law. Further, there is no prior year to which we can carry back the net operating losses. The deferred tax liabilities are expected to reverse in the same period and jurisdiction and are of the same character as the temporary differences giving rise to a portion of the deferred tax assets.
The state valuation allowance on $418.0 million of apportioned state net operating losses was maintained. Due to uncertainty around earnings, apportionment, certain restrictions at the state level, and the history of tax losses, anticipated utilization rates were not sufficient to overcome the negative evidence and allow a release.
ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeal or litigation process, based on the technical merits. We recognized no material adjustment in the liability for unrecognized income tax benefits.
The calculation of our income tax liabilities involves dealing with uncertainties in the application of complex domestic and foreign income tax regulations. Unrecognized tax benefits are generated when there are differences between tax positions taken in a tax return and amounts recognized in the Consolidated Financial Statements. Tax benefits are recognized in the Consolidated Financial Statements when it is more likely than not that a tax position will be sustained upon examination. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective income tax rate in a given period could be materially affected. An unfavorable income tax settlement may require the use of cash and result in an increase in our effective income tax rate in the year it is resolved. A favorable income tax settlement would be recognized as a reduction in the effective income tax rate in the year of resolution. At June 30, 2018 and 2017, we recorded unrecognized tax benefits and related interest and penalties of $4.1 million and $57.5 million, respectively.
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

Factors Affecting our Performance
Fluctuations in Operating Results
Our annual financial reporting periods end on June 30. Our revenue and net earnings are generally higher in the third and fourth quarters of each fiscal year. These fluctuations are primarily the result of the timing of our, and our customers’, annual operational maintenance periods at locations in continental Europe and the U.K., the seasonality associated with pharmaceutical and biotechnology budgetary spending decisions, clinical trial and research and development schedules, the timing of new product launches and length of time needed to obtain full market penetration, and, to a lesser extent, the time of the year some of our customers’ products are in higher demand.
Acquisition and Related Integration Efforts
Our growth and profitability are affected by the acquisitions we complete and the speed at which we integrate those acquisitions into our existing operating platforms. In fiscal 2017, we completed the acquisitions of Pharmatek based in the U.S., in September 2016, and Accucaps, based in Canada, in February 2017, which have been integrated into our Oral Drug Delivery and Softgel Technologies segments, respectively. In fiscal 2018, we acquired Catalent Indiana in order to enhance our biologics capabilities, and it has been integrated into our Biologics and Specialty Drug Delivery segment.
Foreign Exchange Rates
Our operating network is global, and, as a result, we have substantial revenues and operating expenses that are denominated in currencies other than the U.S. dollar and are therefore influenced by changes in currency exchange rates. In fiscal 2018, approximately 50% of our revenue was generated from our operations outside the United States. Significant foreign currencies include the British pound, the euro, the Brazilian real, the Argentine peso, the Japanese yen, the Canadian dollar, and the Australian dollar.
Trends Affecting Our Business
Industry
We participate in nearly every sector of the global pharmaceutical and biotechnology industry, which has been estimated to generate $900 billion in annual revenue, including, but not limited to, the prescription drug and biologic sectors as well as consumer health, which includes the over-the-counter and vitamins and nutritional supplement sectors, and animal health. Innovative pharmaceuticals continue to play a critical role in the global market, while the share of revenue due to generic drugs and biosimilars is increasing in both developed and developing markets. Sustained developed market demand and rapid growth in emerging economies is driving the consumer health product growth rate to more than double that for pharmaceuticals. Payors, both public and private, have sought to limit the economic impact of pharmaceutical and biologics product demand through greater use of generic and biosimilar drugs, access and spending controls, and health technology assessment techniques, favoring products that deliver truly differentiated outcomes.
New Molecule Development and R&D Sourcing
Continued strengthening in early-stage development pipelines for drugs and biologics, compounded by increasing clinical trial breadth and complexity, support our belief in the attractive growth prospects for development solutions. Large companies are in many cases reconfiguring their R&D resources, increasingly involving the use of strategic partners for important outsourced functions. Additionally, an increasing portion of compounds in development are from companies that do not have a full research and development infrastructure, and thus are more likely to need strategic development solutions partners.
Demographics
Aging population demographics in developed countries, combined with health care reforms in many global markets that are expanding access to treatments to a greater proportion of their populations, will continue to drive increases in demand for pharmaceuticals, biologics, and consumer health products. Increasing economic affluence in developing regions will further increase demand for healthcare treatments, and we are taking active steps to allow us to participate effectively in these growth regions and product categories.
Finally, we believe the market access and payor pressures our customers face, global supply chain complexity, and the increasing demand for improved treatments will continue to escalate the need for product differentiation, improved outcomes, and treatment cost reduction, all of which can often be addressed using our advanced delivery technologies.

Non-GAAP Performance Metrics
As described in this section, management uses various financial metrics, including certain metrics that are not based on concepts defined in U.S. GAAP, to measure and assess the performance of our business and to make critical business decisions. We therefore, believe that presentation of certain of these non-GAAP metrics in this Annual Report on Form 10-K will aid investors in understanding our business performance.
Use of EBITDA from continuing operations
Management measures operating performance based on consolidated earnings from continuing operations before interest expense, expense/(benefit) for income taxes and depreciation and amortization, adjusted for the income or loss attributable to non-controlling interests ("EBITDA from continuing operations"). EBITDA from continuing operations is not defined under U.S. GAAP, is not a measure of operating income, operating performance, or liquidity presented in accordance with U.S. GAAP, and is subject to important limitations.
We believe that the presentation of EBITDA from continuing operations enhances an investor’s understanding of our financial performance. We believe this measure is a useful financial metric to assess our operating performance across periods and use this measure for business planning purposes. In addition, given the significant investments that we have made in the past in property, plant and equipment, depreciation and amortization expenses represent a meaningful portion of our cost structure. We believe that disclosing EBITDA from continuing operations will provide investors with a useful tool for assessing the comparability between periods of our ability to generate cash from operations sufficient to pay taxes, to service debt, and to undertake capital expenditures without consideration of non-cash depreciation and amortization expense. We present EBITDA from continuing operations in order to provide supplemental information that we consider relevant for the readers of the Consolidated Financial Statements, and such information is not meant to replace or supersede U.S. GAAP measures. Our definition of EBITDA from continuing operations may not be the same as similarly titled measures used by other companies. The most directly comparable measure to EBITDA from continuing operations defined under U.S. GAAP is earnings/(loss) from continuing operations. Included in this Management's Discussion and Analysis is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations.
In addition, we evaluate the performance of our segments based on segment earnings before non-controlling interest, other (income)/expense, impairments, restructuring costs, interest expense, income tax expense/(benefit), and depreciation and amortization ("Segment EBITDA").
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

Summary Three-Year Key Financial Performance Metrics
The below tables summarize our recent three-year results on several financial metrics we use to measure performance. Refer to the discussions below regarding performance and use of key financial metrics.
Fiscal Year Ended June 30, 2018 compared to the Fiscal Year Ended June 30, 2017
Results for the fiscal year ended June 30, 2018 compared to the fiscal year ended June 30, 2017 were as follows:

	Fiscal Year Ended June 30,		FX impact	Constant Currency Increase/(Decrease)
(Dollars in millions)	2018	2017		Change $	Change %
Net revenue	$2,463.4	$2,075.4	$62.1	$325.9	16%
Cost of sales	1,710.8	1,420.8	48.2	241.8	17%
Gross margin	752.6	654.6	13.9	84.1	13%
Selling, general, and administrative expenses	462.6	402.6	4.8	55.2	14%
Impairment charges and (gain)/loss on sale of assets	8.7	9.8	0.1	(1.2)	(12)%
Restructuring and other	10.2	8.0	(0.1)	2.3	29%
Operating earnings	271.1	234.2	9.1	27.8	12%
Interest expense, net	111.4	90.1	1.1	20.2	22%
Other (income)/expense, net	7.7	8.5	2.7	(3.5)	(41)%
Earnings from continuing operations, before income taxes	152.0	135.6	5.3	11.1	8%
Income tax expense	68.4	25.8	(1.6)	44.2	171%
Net earnings	$83.6	$109.8	$6.9	(33.1)	(30)%
 *Percentage not meaningful
Net Revenue
Net revenue increased by $325.9 million, or 16%, in fiscal 2018 compared to fiscal 2017, excluding the impact of foreign exchange. We acquired Catalent Indiana in October 2017, which is included within our Biologics and Specialty Drug Delivery segment, Accucaps in February 2017, which is included within our Softgel Technologies segment, and Pharmatek in September 2016, which is included within our Oral Dose Delivery segment. Further excluding the impact of acquisitions and divestitures, net revenue increased 4%, primarily due to increased volume in our storage and distribution business and lower-margin comparator sourcing within our Clinical Supply Services segment and favorable end-market demand for products within our Biologics and Specialty Drug Delivery Solutions segment, partially offset by product participation revenue.

Gross Margin
Gross margin increased by $84.1 million, or 13%, in fiscal 2018 compared to fiscal 2017, excluding the impact of foreign exchange, primarily due to increased sales volumes as discussed above. On a constant currency basis, gross margin, as a percentage of revenue, was 30.8% in the twelve months ended June 30, 2018, a decrease from the prior year, primarily driven by decreased product-participation revenue within both our Softgel Technologies and our Oral Dose Delivery segments and an unfavorable mix shift within our Softgel Technologies segment to lower-margin consumer health products as a result of the Accucaps acquisition, partially offset by a favorable mix shift to certain higher margin offerings as a result of our Catalent Indiana acquisition within our Biologics and Specialty Drug Delivery segment.
Selling, General, and Administrative Expense
Selling, general, and administrative expense increased by $55.2 million, or 14%, in fiscal 2018 compared to fiscal 2017, excluding the impact of foreign exchange, primarily driven by acquisition-related expenses during the year, including one-time transaction fees of $11 million related to the acquisition of Catalent Indiana. Additionally, there were incremental selling, general, and additional administrative expenses from acquired companies of $34 million, primarily driven by $18 million of incremental depreciation and amortization expense and $7 million of employee-related costs. Selling, general, and administrative expenses further increased approximately $6 million for non-cash equity-based compensation driven by the achievement of certain performance-based metrics during the fiscal year.
Impairment Charges and Loss on Sale of Assets
Impairment charges for the twelve months ended June 30, 2018 and June 30, 2017 were $8.7 million and $9.8 million, respectively, with the change primarily driven by the loss on the sales of two Softgel Technologies segment manufacturing sites in the Asia Pacific region during the second quarter of fiscal 2018 and the disposition of a cost method investment. The site divestitures were not material, either individually or in the aggregate, to the segment or to our business as a whole. Impairment charges in the prior year were related to fixed assets that ceased being used and whose value was therefore not recoverable.
Restructuring and Other
Restructuring and other charges of $10.2 million in fiscal 2018 increased by $2.2 million, or 28%, compared to the amount in fiscal 2017 and were driven by increases in employee-related actions to further streamline the business. Other costs in fiscal 2017, included claim-resolution charges of $3.2 million (which were subsequently recovered through insurance) related to a temporary regulatory suspension at one of our manufacturing facilities during fiscal 2016. Restructuring expense will vary period-to-period based on site consolidation efforts and other efforts to further streamline the business.
Interest Expense, net
Interest expense, net, of $111.4 million in fiscal 2018 increased by $21.3 million, or 24%, compared to fiscal 2017, primarily driven by higher levels of outstanding debt associated with the financing for the Catalent Indiana acquisition in October 2017, partially offset by principal payments on our term loans and an overall reduction in our interest rates on our senior secured credit facilities as compared to the prior-year period.
In October 2017, Operating Company completed a private offering (the "Debt Offering") of USD Notes. The USD Notes bear interest at the rate of 4.875% per annum and are payable semi-annually in arrears on January 15 and July 15 of each year. Concurrent with the Debt Offering, Operating Company completed Amendment No. 3 (the "Third Amendment") to its Credit Agreement, which governs the senior secured credit facilities that provide U.S. dollar-denominated term loans, euro-denominated term loans, and a revolving credit facility. The Third Amendment lowered the interest rate on the term loans and the revolving credit facility. The applicable rate for U.S. dollar-denominated term loans decreased 0.50%, the applicable rate for euro-denominated term loans decreased 0.75%, and the applicable rate for the revolving loans decreased 1.25%. For additional information concerning the terms of the Credit Agreement and the Third Amendment, see Note 6 to the Consolidated Financial Statements.
A component of the purchase price for the Catalent Indiana acquisition consists of $200 million in deferred purchase consideration payable in four annual $50 million installments, the present value of which is accounted for as debt, with the remainder considered imputed interest expense.
On December 9, 2016, Operating Company completed a private offering of the Euro Notes. The Euro Notes bear interest at the rate of 4.75% per annum and are payable semi-annually in arrears on June 15 and December 15 of each year.

Other (Income)/Expense, net
Other expense, net of $7.7 million for fiscal 2018 was primarily driven by financing charges of $11.8 million related to the Debt Offering and the Third Amendment, which included a $6.1 million charge for commitment fees paid during the first quarter of fiscal 2018. Other expense, net also included $4.6 million of foreign currency gains in the year.
Other expense, net for fiscal 2017 of $8.5 million was primarily driven by $4.3 million of financing charges in the prior year and foreign currency losses of $4.2 million.
Provision/(Benefit) for Income Taxes
In December 2017, the U.S. government enacted wide-ranging tax legislation, the Tax Cuts and Jobs Act (the "2017 Tax Act"). The 2017 Tax Act significantly revised U.S. income tax law by, among other provisions, (a) lowering the applicable U.S. federal statutory income tax rate from 35% to 21%, (b) creating a partial territorial tax system that includes imposing a mandatory one-time transitional tax on previously deferred foreign earnings, (c) creating provisions regarding (1) income deemed to be Global Intangible Low Tax Income ("GILTI"), (2) the Foreign Derived Intangible Income ("FDII") deduction, and (3) the Base Erosion Anti-Abuse Tax ("BEAT"), and (d) eliminating or reducing certain income tax deductions, such as deductions for interest expense, executive compensation expense, and certain employee expenses.
In fiscal 2018, we recorded a net charge of $42.5 million within our income tax provision as a provisional estimate of the net accounting impact of the 2017 Tax Act in accordance with in accordance with Staff Accounting Bulletin No. 118 issued by the staff of the SEC ("SAB 118"). The net charge is comprised of the following: (i) expense of $37.0 million related to the mandatory transition tax for deemed repatriation of deferred foreign income, net of the benefit of associated foreign tax credit; (ii) a $11.4 million charge relating to the impact of provisional changes in our intentions with respect to repatriation of undistributed earnings from non-U.S. subsidiaries, (iii) a $0.4 million charge related to the change to allowed deductions for executive compensation; and (iv) a benefit of $6.2 million related to a revaluation of our deferred tax assets and liabilities.
The impact to our business resulting from the 2017 Tax Act, including related changes to our tax obligations and effective tax rate in future periods, as well as the one-time enactment-related charges recorded in fiscal 2018 on a provisional basis, are based on a reasonable estimate and are subject to change, and any change could differ materially from our current expectations. Further, there are certain effects of the 2017 Tax Act we cannot reasonably estimate as of the time of this filing, including (a) any tax as a result of the GILTI rules, (b) the extent of any FDII deduction by us, (c) the amount of any BEAT, (d) the effect of provisions eliminating or reducing certain income tax deductions, such as interest expense, executive compensation expense, and certain employee expenses, and (e) the state tax impact of the 2017 Tax Act. As additional data is gathered, analyzed, and considered in context of the 2017 Tax Act and ASC 740, we may record additional or different tax charges in future periods during the measurement period permitted by SAB 118.

Our provision for income taxes for the twelve months ended June 30, 2018 was $68.4 million relative to earnings from continuing operations before income taxes of $152.0 million. Our provision for income taxes for the twelve months ended June 30, 2017 was $25.8 million relative to earnings from continuing operations before income taxes of $135.6 million. The income tax provision for the current period is not comparable to the same period of the prior year due to the impact of the 2017 Tax Act as previously discussed, changes in pretax income over many jurisdictions, and the impact of discrete items including equity compensation. Generally, fluctuations in our effective tax rate are primarily due to changes in the geographic distribution of our pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, other special items, and other discrete tax items, which may have unique tax implications depending on the nature of the item.

Segment Review
The below charts depict the Company's four segments' percentage of revenue for the previous three years. Refer below for discussions regarding the segments' revenue and EBITDA performance.
Our results on a segment basis for the twelve months ended June 30, 2018 compared to the twelve months ended June 30, 2017 were as follows:

	Fiscal Year Ended June 30,		FX impact	Constant Currency Increase/(Decrease)
(Dollars in millions)	2018	2017		Change $	Change %
Softgel Technologies
Net revenue	$917.3	$855.3	$24.5	$37.5	4%
Segment EBITDA	196.4	190.5	2.3	3.6	2%
Biologics and Specialty Drug Delivery
Net revenue	601.9	350.8	12.1	239.0	68%
Segment EBITDA	146.8	63.4	2.1	81.3	128%
Oral Drug Delivery
Net revenue	573.9	561.6	15.8	(3.5)	(1)%
Segment EBITDA	172.9	179.0	5.1	(11.2)	(6)%
Clinical Supply Services
Net revenue	430.4	348.8	13.4	68.2	20%
Segment EBITDA	76.2	54.9	4.0	17.3	32%
Inter-segment revenue elimination	(60.1)	(41.1)	(3.7)	(15.3)	37%
Unallocated costs (1)	(138.8)	(115.6)	(2.7)	(20.5)	18%
Combined totals
Net revenue	$2,463.4	$2,075.4	$62.1	$325.9	16%

EBITDA from continuing operations	$453.5	$372.2	$10.8	$70.5	19%

(1) Unallocated costs include restructuring and special items, equity-based compensation, impairment charges, certain other corporate-directed costs, and other costs that are not allocated to the segments as follows:

	Fiscal Year Ended June 30,
(Dollars in millions)	2018	2017
Impairment charges and gain/(loss) on sale of assets	$(8.7)	$(9.8)
Equity compensation	(27.2)	(20.9)
Restructuring and other special items (a)	(54.4)	(33.5)
Other income/(expense), net (b)	(7.7)	(8.5)
Non-allocated corporate costs, net	(40.8)	(42.9)
Total unallocated costs	$(138.8)	$(115.6)
(a) Restructuring and other special items include transaction and integration costs associated with the acquisition of Catalent Indiana and Accucaps.
(b) Other income/(expense), net of $7.7 million for the twelve months ended June 30, 2018 was primarily driven by financing charges of $11.8 million related to the Debt Offering and the Third Amendment, which included a $6.1 million charge for commitment fees paid during the first quarter of fiscal 2018 on the unused Bridge Facility discussed in Note 6 to the Consolidated Financial Statements. The expense was offset by foreign currency gains in the year.
Provided below is a reconciliation of earnings from continuing operations to EBITDA from continuing operations:

	Fiscal Year Ended June 30,
(Dollars in millions)	2018	2017
Earnings from continuing operations	$83.6	$109.8
Depreciation and amortization	190.1	146.5
Interest expense, net	111.4	90.1
Income tax expense	68.4	25.8
EBITDA from continuing operations	$453.5	$372.2
Softgel Technologies segment

	2018 vs. 2017
Factors Contributing to Year-Over-Year Change	Fiscal Year Ended June 30,
	Net Revenue	Segment EBITDA
Revenue / Segment EBITDA without acquisitions	(2)%	(4)%
Impact of acquisitions	7%	5%
Impact of divestitures / business restructuring	(1)%	1%
Constant currency change	4%	2%
Foreign exchange fluctuation	3%	1%
Total % change	7%	3%
Softgel Technologies’ net revenue increased $37.5 million, or 4%, excluding the impact of foreign exchange, as compared to the twelve months ended June 30, 2017. Net revenue decreased 2% compared to the twelve months ended June 30, 2017, excluding the impact of the Accucaps acquisition and divestitures. Excluding the reduction in product-participation revenue, net revenue without acquisitions was flat to prior year. Net revenue decreased as a result of lower end-market volume demand for consumer health products in Europe and Asia-Pacific, offset by increased end-market volume demand for prescription products in Latin America.
Softgel Technologies’ Segment EBITDA increased by $3.6 million, or 2%, compared to the twelve months ended June 30, 2017, excluding the impact of foreign exchange. Segment EBITDA decreased 4% excluding the impact of acquisitions and divestitures. Excluding the reduction of product participation profit of 6%, Segment EBITDA without acquisitions and divestitures increased 2%. The increase was primarily related to a favorable shift in product mix within our prescription products in North America and Asia-Pacific, partially offset by a shortage in our supply of ibuprofen active pharmaceutical ingredient, which reduced Segment EBITDA by 2%.
Net revenue and Segment EBITDA in our Softgel Technologies segment increased compared to the twelve months ended June 30, 2017 by 7% and 5%, respectively, due to the Accucaps acquisition.
In December 2017, we divested two manufacturing sites in Asia Pacific in the Softgel Technologies segment in order to better streamline our global operations. The site divestitures resulted in a decrease to net revenue of 1% and an increase to Segment EBITDA of 1% in the twelve months ended June 30, 2018 compared to the twelve months ended June 30, 2017.
Biologics and Specialty Drug Delivery segment

	2018 vs. 2017
Factors Contributing to Year-Over-Year Change	Fiscal Year Ended June 30,
	Net Revenue	Segment EBITDA
Revenue/Segment EBITDA without acquisitions	18%	15%
Impact of acquisitions	50%	113%
Constant currency change	68%	128%
Foreign exchange fluctuation	4%	4%
Total % change	72%	132%
Net revenue in our Biologics and Specialty Drug Delivery segment increased by $239.0 million, or 68%, compared to the twelve months ended June 30, 2017, excluding the impact of foreign exchange. Net revenue without acquisitions increased by 18%, driven primarily by favorable end-customer demand for our U.S. based drug substance biologics offerings of 7%, increased end-market demand for products within our respiratory and ophthalmic platform of 6%, and increased end-market demand for our European based drug product biologics offerings of 5%.
Biologics and Specialty Drug Delivery segment EBITDA increased by $81.3 million, or 128%, excluding the impact of foreign exchange. Segment EBITDA without acquisitions increased by 15%, primarily due to increased volume from our U.S. drug product biologics offerings and our European drug substance biologics offerings, partially offset by deterioration in our capacity utilization within our respiratory and ophthalmic platform.
On October 23, 2017, we acquired Catalent Indiana, which increased net revenue and Segment EBITDA in our Biologics and Specialty Drug Delivery segment by 50% and 113%, respectively, in the twelve months ended June 30, 2018 compared to the corresponding prior-year period.
Oral Drug Delivery segment

	2018 vs. 2017
Factors Contributing to Year-Over-Year Change	Fiscal Year Ended June 30,
	Net Revenue	Segment EBITDA
Revenue/Segment EBITDA without acquisitions	(2)%	(7)%
Impact of acquisitions	1%	1%
Constant currency change	(1)%	(6)%
Foreign exchange fluctuation	3%	3%
Total % Change	2%	(3)%
Net revenue in our Oral Drug Delivery segment decreased by $3.5 million, or 1%, compared to the twelve months ended June 30, 2017, excluding the impact of foreign exchange. Excluding the 3% impact of the prior year contractual settlement within our development and analytical services platform and acquisitions, net revenue increased 1% as compared to the twelve months ended June 30, 2017. The increase to net revenue was driven primarily by favorable end-market demand for certain higher-margin offerings primarily in our U.S operations within our commercial oral delivery solutions platform of 4%, partially offset by decreased demand for our development and analytical services platform of 2%, driven by decreased sales volume related to fee-for-service development work and analytical testing in the U.S., and a reduction to product-participation revenue.
Oral Drug Delivery’s Segment EBITDA decreased by $11.2 million, or 6%, compared to the twelve months ended June 30, 2017, excluding the impact of foreign exchange. Excluding the 10% impact of the prior year contractual settlement discussed above, EBITDA increased 3% as compared to the twelve months ended June 30, 2017, primarily due to increased volumes related to our integrated oral solids development and manufacturing capabilities within our commercial oral delivery solutions platform, partially offset by decreased product-participation profit and decreased volume related to fee-for-service development work and analytical testing in the U.S.
On September 22, 2016, we acquired Pharmatek, which increased net revenue and Segment EBITDA in our Oral Drug Delivery segment for the twelve months ended June 30, 2018 by 1% and 1%, respectively, compared to the prior-year period.
Clinical Supply Services segment

	2018 vs. 2017
Factors Contributing to Year-Over-Year Change	Fiscal Year Ended June 30,
	Net Revenue	Segment EBITDA
Revenue/Segment EBITDA without acquisitions	20%	32%
Impact of acquisitions	—%	—%
Constant currency change	20%	32%
Foreign exchange fluctuation	3%	7%
Total % Change	23%	39%
Clinical Supply Services’ net revenue increased by $68.2 million, or 20%, compared to the twelve months ended June 30, 2017, excluding the impact of foreign exchange, primarily due to higher volume related to our storage and distribution business of approximately $43 million, or 12%, increased lower-margin comparator sourcing volume of approximately $29 million, or 8%, partially offset by decreased volume related to our manufacturing and packaging business of approximately $4 million, or 1%.
Clinical Supply Services’ Segment EBITDA increased by $17.3 million, or 32%, excluding the impact of foreign exchange, as compared to the twelve months ended June 30, 2017, primarily due to increased sales volumes in our storage and distribution business, improved capacity utilization across the network, as well as increased profit from our lower-margin comparator sourcing. We expect that our adoption in fiscal 2019 of the new revenue recognition standard, ASC 606 Revenue from Contracts with Customers, will result in recording comparator sourcing revenue on a net basis, which should have no impact on net earnings or Segment EBITDA but should cause the Clinical Supply Service Segment EBITDA margin to increase 4 to 6% in the next fiscal year.

Fiscal Year Ended June 30, 2017 compared to Fiscal Year Ended June 30, 2016
Results for the fiscal year ended June 30, 2017 compared to the fiscal year ended June 30, 2016 are as follows:

	Fiscal Year Ended June 30,		FX impact (unfavorable) / favorable	Constant Currency Increase/(Decrease)
(Dollars in millions)	2017	2016		Change $	Change %
Net revenue	$2,075.4	$1,848.1	$(54.8)	$282.1	15%
Cost of sales	1,420.8	1,260.5	(31.9)	192.2	15%
Gross margin	654.6	587.6	(22.9)	89.9	15%
Selling, general and administrative expenses	402.6	358.1	(5.8)	50.3	14%
Impairment charges and (gain)/loss on sale of assets	9.8	2.7	—	7.1	*
Restructuring and other	8.0	9.0	0.3	(1.3)	(14)%
Operating earnings	234.2	217.8	(17.4)	33.8	16%
Interest expense, net	90.1	88.5	(2.6)	4.2	5%
Other (income)/expense, net	8.5	(15.6)	(2.6)	26.7	*
Earnings from continuing operations before income taxes	135.6	144.9	(12.2)	2.9	2%
Income tax expense/(benefit)	25.8	33.7	(2.7)	(5.2)	(15)%
Net earnings	109.8	111.2	(9.5)	8.1	7%
Less: Net earnings/(loss) attributable to non-controlling interest, net of tax	—	(0.3)	—	0.3	*
Net earnings attributable to Catalent	$109.8	$111.5	$(9.5)	$7.8	7%
 *    Percentage not meaningful
Net Revenue
Net revenue increased by $282.1 million, or 15%, compared to the twelve months ended June 30, 2016, excluding the impact of foreign exchange. Sales increased across all four reportable segments, led primarily by our Oral Drug Delivery segment. The increase in net revenue was primarily due to favorable end-market customer demand for certain offerings within our Oral Drug Delivery segment and our biologics offerings within our Biologics and Specialty Drug Delivery segment. Net revenue also increased due to end-market volume demand for our higher margin prescription products in Europe within our Softgel Technologies segment compared to lower production levels related to a temporary suspension of operations at one facility in the prior fiscal year. We also acquired Pharmatek in September 2016 and Accucaps in February 2017, which increased net revenue within our Oral Drug Delivery and our Softgel Technologies segments, respectively.
Gross Margin
Gross margin increased by $89.9 million, or 15%, compared to the twelve months ended June 30, 2016, excluding the impact of foreign exchange, primarily due to increased volumes and favorable product mix within our oral delivery solutions platform within our Oral Drug Delivery segment and increased volumes within our Softgel Technologies segment. On a constant currency basis, gross margin, as a percentage of revenue, was 31.8% in the twelve months ended June 30, 2017, which was consistent with the prior fiscal year.
Selling, General, and Administrative Expense
Selling, general, and administrative expense increased by $50.3 million, or 14%, compared to the twelve months ended June 30, 2016, excluding the impact of foreign exchange, primarily due to incremental employee compensation costs of approximately $35 million, inclusive of certain severance payments, inflationary increases and an increase in our non-cash equity compensation plans of $10 million as a result of an additional year of vesting in fiscal 2017 compared to fiscal 2016. Selling, general, and administrative expense also increased $14 million, including $9 million of integration costs and $2 million of incremental depreciation and amortization expense, because of entities we acquired during the fiscal year.
Impairment Charges and Loss on Sale of Assets
Impairment charges for the twelve months ended June 30, 2017 and June 30, 2016 were $9.8 million and $2.7 million, respectively, and included charges for tangible and intangible assets that no longer generate revenue in our Oral Drug Delivery and Softgel Technologies segments.

Restructuring and Other
Restructuring and other charges of $8.0 million for the twelve months ended June 30, 2017 decreased by $1.0 million, or 11%, compared to the twelve months ended June 30, 2016. The twelve months ended June 30, 2017 included restructuring activities of $6 million enacted to improve cost efficiency, including employee severance costs from our corporate operations and across our global network. Other costs of $2 million included settlement charges for claim amounts that we deemed to be both probable and reasonably estimable, but are not currently in a position to record under U.S. GAAP any insurance recovery with respect to such costs related to the temporary suspension of operations at a softgel manufacturing facility. The prior-period charges included restructuring initiatives enacted to improve cost efficiency at sites across our global network, including costs related to a site consolidation in pursuit of synergies in our Clinical Supply Services segment. Restructuring expense will vary period to period based on the level of acquisitions during the year and site consolidation efforts to further streamline the business.
Interest Expense, net
Interest expense, net, of $90.1 million for the twelve months ended June 30, 2017 increased by $1.6 million, or 2%, compared to the twelve months ended June 30, 2016, primarily driven by higher levels of outstanding debt from the Euro Notes issued in December 2016, offset by principal payments on the term loans under our senior secured credit facility and an overall reduction in December 2016 in our interest rates on our senior secured credit facility compared to the prior-year period. The proceeds of the Euro Notes were used to repay $200 million of outstanding borrowings on Operating Company's U.S. dollar-denominated term loan, pay $81 million then outstanding under the revolving credit facility, pay accrued and unpaid interest and certain fees and expenses associated with the Euro Notes offering, fund a previously announced acquisition, and provide cash for general corporate purposes. Concurrent with the Euro Notes offering, Operating Company repriced the senior secured credit facilities to lower the interest rate by 50 basis points on the U.S. dollar-denominated and by 75 basis points on the euro-denominated term loans. The net increase to the outstanding senior debt balance during fiscal 2017 was $221 million compared to June 30, 2016.
Other (Income)/Expense, net
Other expense, net of $8.5 million for the twelve months ended June 30, 2017 was primarily driven by non-cash net losses from foreign exchange translation of $4.2 million recorded during the period and $4.3 million of financing charges related to the December 2016 Euro Notes offering and the repricing and partial paydown of the senior secured credit facility. Other income, net of $15.6 million in the twelve months ended June 30, 2016 was primarily driven by non-cash net gains from foreign exchange translation recorded during the period plus earnings from our available for sale investments related to our deferred compensation plans.
Provision/(Benefit) for Income Taxes
Our provision for income taxes for the twelve months ended June 30, 2017 was $25.8 million relative to earnings before income taxes of $135.6 million. Our provision for income taxes for the twelve months ended June 30, 2016 was $33.7 million relative to earnings before income taxes of $144.9 million. The income tax provision for the current period is not comparable to the same period of the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items. Generally, fluctuations in the effective tax provision are primarily due to changes in the geographic distribution of our pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Our effective tax rate at June 30, 2017 reflects the impact of an increase in foreign earnings taxed at rates lower than the U.S. statutory rate. This benefit was offset by an increase in the valuation allowance and the impact of permanent difference including disallowed transaction costs and deemed dividends offset by the benefit from the stock compensation deduction and dividend income exempt from tax under local law.

Segment Review
All prior period comparative segment information has been restated to reflect the current reportable segments in accordance with ASC 280 Segment Reporting as discussed in Note 1 to the Consolidated Financial Statements. Our results on a segment basis for the fiscal year ended June 30, 2017 compared to the twelve months ended June 30, 2016 were as follows:

	Fiscal Year Ended June 30,		FX impact (unfavorable) / favorable	Constant Currency Increase/(Decrease)
(Dollars in millions)	2017	2016		Change $	Change %
Softgel Technologies
Net revenue	$855.3	$775.0	$(11.3)	$91.6	12%
Segment EBITDA	190.5	163.8	(6.3)	33.0	20%
Biologics and Specialty Drug Delivery
Net revenue	350.8	314.9	(2.2)	38.1	12%
Segment EBITDA	63.4	61.1	(0.4)	2.7	4%
Oral Drug Delivery
Net revenue	561.6	493.6	(20.6)	88.6	18%
Segment EBITDA	179.0	154.1	(9.2)	34.1	22%
Clinical Supply Services
Net revenue	348.8	307.5	(21.3)	62.6	20%
Segment EBITDA	54.9	53.2	(5.6)	7.3	14%
Inter-segment revenue elimination	(41.1)	(42.9)	0.6	1.2	(3)%
Unallocated Costs (1)	(115.6)	(57.9)	2.0	(59.7)	*
Combined totals
Net revenue	$2,075.4	$1,848.1	$54.8	$282.1	15%

EBITDA from continuing operations	$372.2	$374.3	$(19.5)	$17.4	5%
 *    Percentage not meaningful

(1)
Unallocated costs include equity-based compensation, certain acquisition-related costs, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Fiscal Year Ended June 30,
(Dollars in millions)	2017	2016
Impairment charges and gain/(loss) on sale of assets	$(9.8)	$(2.7)
Equity compensation	(20.9)	(10.8)
Restructuring and other special items	(33.5)	(27.2)
Non-controlling interest	—	0.3
Other income/(expense), net	(8.5)	15.6
Non-allocated corporate costs, net	(42.9)	(33.1)
Total unallocated costs	$(115.6)	$(57.9)

Provided below is a reconciliation of earnings from continuing operations to EBITDA from continuing operations:

	Fiscal Year Ended June 30,
(Dollars in millions)	2017	2016
Earnings from continuing operations	$109.8	$111.2
Depreciation and amortization	146.5	140.6
Interest expense, net	90.1	88.5
Income tax (benefit)/expense	25.8	33.7
Non-controlling interest	—	0.3
EBITDA from continuing operations	$372.2	$374.3
Softgel Technologies segment

	2017 vs. 2016
Factors Contributing to Year-Over-Year Change	Fiscal Year Ended June 30,
	Net Revenue	Segment EBITDA
Revenue / Segment EBITDA without acquisitions	6%	15%
Impact of acquisitions	6%	5%
Constant currency change	12%	20%
Foreign exchange fluctuation	(2)%	(4)%
Total % Change	10%	16%
Softgel Technologies’ net revenue increased $91.6 million, or 12%, excluding the impact of foreign exchange, compared to the twelve months ended June 30, 2016. Net revenue increased 6% excluding the effect of the Accucaps acquisition, primarily driven by increased end-market volume demand for prescription products in Europe, which included increased volume of approximately $38 million at a facility that had produced at lower levels in the prior year due to a temporary suspension. In addition, net revenue increased as a result of higher end-market volume demand for both prescription and consumer health products in North America and Latin America, partially offset by lower end-market volume demand for consumer health products in Asia Pacific.
Softgel Technologies’ Segment EBITDA increased by $33.0 million, or 20%, compared to the twelve months ended June 30, 2016, excluding the impact of foreign exchange. Segment EBITDA increased 15%, excluding the effect of the Accucaps acquisition, primarily driven by a favorable mix shift to prescription products, increased volume in North America, Latin America and Europe and reduced one-time costs of approximately $13 million related to the facility suspension.
In February 2017, we acquired Accucaps, which develops and manufactures over-the-counter (OTC), high potency and conventional pharmaceutical softgels. The acquisition substantially complemented Catalent’s global consumer health and prescription pharmaceutical softgel capabilities and capacity with the addition of a portfolio of products supplied to pharmaceutical companies in North America and two state-of-the-art facilities offering integrated softgel development and manufacturing and packaging, strengthening our ability to offer customers turnkey solutions. The net revenue and Segment EBITDA impact to our Softgel Technologies segment for the twelve months ended June 30, 2017 was an increase of 6% and 5%, respectively, compared to the prior-year period.

Biologics and Specialty Drug Delivery

	2017 vs. 2016
Factors Contributing to Year-Over-Year Change	Fiscal Year Ended June 30,
	Net Revenue	Segment EBITDA
Revenue / Segment EBITDA without acquisitions	12%	4%
Impact of acquisitions	—%	—%
Constant currency change	12%	4%
Foreign exchange fluctuation	(1)%	—%
Total % change	11%	4%
Net revenue in our Biologics and Specialty Drug Delivery segment increased by $38.1 million, or 12%, compared to the twelve months ended June 30, 2016, excluding the impact of foreign exchange. The increase is primarily due to increased volume from our drug substance and drug product offerings of 11%.

Biologics and Specialty Drug Delivery's Segment EBITDA increased by $2.7 million, or 4%, compared to the twelve months ended June 30, 2016, excluding the impact of foreign exchange, primarily due to increased volumes and favorable mix within our biologics offering.
Oral Drug Delivery

	2017 vs. 2016
Factors Contributing to Year-Over-Year Change	Fiscal Year Ended June 30,
	Net Revenue	Segment EBITDA
Revenue / Segment EBITDA without acquisitions	13%	20%
Impact of acquisitions	5%	2%
Constant currency change	18%	22%
Foreign exchange fluctuation	(4)%	(6)%
Total % Change	14%	16%

Net revenue in our Oral Drug Delivery segment increased by $88.6 million, or 18%, compared to the twelve months ended June 30, 2016, excluding the impact of foreign exchange. Excluding the 3% impact of the resolution of volume commitments in the prior year, net revenue increased by 16%, excluding the effect of the Pharmatek acquisition, driven primarily by favorable end-market demand for certain higher margin offerings primarily within our commercial oral drug delivery platform of 11%. Further increasing net revenue (excluding Pharmatek revenue) by 5% was a contractual settlement with respect to our oral delivery solutions platform.

Oral Drug Delivery's Segment EBITDA increased by $34.1 million, or 22%, compared to the twelve months ended June 30, 2016, excluding the impact of foreign exchange, primarily due to increased volumes related to our integrated oral solids development and manufacturing capabilities within our commercial oral drug delivery platform, and a contractual settlement relating to our oral delivery solutions platform, partially offset by the impact of the resolution of volume commitments in the prior year.

In September 2016, we acquired Pharmatek, a contract drug development and clinical manufacturing company. Pharmatek added discovery-to-clinic drug development capabilities, expanded our capability for handling highly potent compounds, and added spray drying to our portfolio of advanced delivery technologies. The net revenue and Segment EBITDA impact to our Oral Drug Delivery segment for the twelve months ended June 30, 2017 was an increase of 5% and 2%, respectively, compared to the prior-year period.

Clinical Supply Services segment

	2017 vs. 2016
Factors Contributing to Year-Over-Year Change	Fiscal Year Ended June 30,
	Net Revenue	Segment EBITDA
Revenue / Segment EBITDA	20%	14%
Impact of acquisitions	—%	—%
Constant currency change	20%	14%
Foreign exchange fluctuation	(6)%	(11)%
Total % Change	14%	3%

Clinical Supply Services’ net revenue increased by $62.6 million, or 20%, compared to the twelve months ended June 30, 2016, excluding the impact of foreign exchange, primarily due to increased volume related to storage and distribution revenue, increased lower-margin comparator sourcing volume of $20 million, and increased volume related to manufacturing and packaging.

Clinical Supply Services’ Segment EBITDA increased by $7.3 million, or 14%, excluding the impact of foreign exchange, compared to the twelve months ended June 30, 2016, primarily due to increased sales volumes in both our storage and distribution and manufacturing and packaging businesses, as well as increased profit from lower-margin comparator sourcing.
Liquidity and Capital Resources
Sources and use of Cash
Our principal source of liquidity has been cash flow generated from operations and certain financing activities for acquisitions. The principal uses of cash are to fund planned operating and capital expenditures, business or asset acquisitions, interest payments on debt, and any mandatory or discretionary principal payment on our debt issuances. As of June 30, 2018, Operating Company had available a $200 million revolving credit facility that matures in May 2022 (following the Third Amendment in October 2017), the capacity of which is reduced by $5.2 million of outstanding letters of credit. The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings, referred to as swing-line borrowings. As of June 30, 2018, we had no outstanding borrowings under our revolving credit facility.
We continue to believe that our cash from operations and available borrowings under our revolving credit facility will be adequate to meet our future liquidity needs for at least the next twelve months. We have no significant debt maturity until the senior secured term loans mature in May 2024.
U.S. Tax Reform Considerations
Recent changes to the taxation of undistributed foreign earnings in connection with the 2017 Tax Act could potentially change our future intentions regarding the reinvestment of such earnings. We intend to continue to monitor regulatory developments concerning the taxation of undistributed foreign earnings, as well as our liquidity needs both domestic and foreign. During fiscal 2018, we repatriated $280.1 million from foreign locations to the U.S., which we intend to be available for general corporate purposes. Our current estimate of our cash tax liability associated with the repatriation is $2.6 million.

Cash Flows
Fiscal Year Ended June 30, 2018 Compared to the Fiscal Year Ended June 30, 2017
The following table summarizes our consolidated statement of cash flows from continuing operations for the fiscal year ended June 30, 2018 compared with the fiscal year ended June 30, 2017:

	Fiscal Year Ended June 30,
(Dollars in millions)	2018	2017	$ Change
Net cash provided by/(used in):
Operating activities	$374.5	$299.5	$75.0
Investing activities	$(919.3)	$(309.0)	$(610.3)
Financing activities	$669.1	$161.3	$507.8
Operating Activities
For the fiscal year ended June 30, 2018, cash provided by operating activities was $374.5 million, an increase of $75.0 million compared to $299.5 million for the comparable prior-year period. The increase was due to higher revenue driven by recent acquisitions and certain working capital improvements primarily driven by an increase in trade accounts payable and a higher collection rate in our trade accounts receivable during the current-year compared to the prior-year period.
Investing Activities
For the fiscal year ended June 30, 2018, cash used in investing activities was $919.3 million compared to $309.0 million during the fiscal year ended June 30, 2017, primarily driven by $748.0 million of cash paid for the acquisition of Catalent Indiana in the second quarter of fiscal 2018. During the prior-year period, $169.9 million of cash was paid for business acquisitions, net of cash acquired. The increase in cash used in investing activities was also due to an increase in acquisitions of property, plant, and equipment, which totaled $176.5 million for the year ended June 30, 2018 compared to $139.8 million in the year ended June 30, 2017.
Financing Activities
For the fiscal year ended June 30, 2018, cash provided by financing activities was $669.1 million compared to cash provided by financing activities of $161.3 million during the fiscal year ended June 30, 2017, primarily driven by net proceeds of $442.6 million and $277.8 million raised as part of the Debt Offering and a primary offering of our common stock in September 2017 (the "Equity Offering"), respectively, during the current year. In the Equity Offering, we sold 7.4 million shares, including shares sold pursuant to an exercise of the underwriters' over-allotment option, at a price of $39.10 per share, before underwriting discounts and commissions. The net proceeds of $277.8 million include the effect of these discounts and commissions and other offering expenses. The net proceeds of these offerings were used to fund a portion of the initial consideration for the Catalent Indiana acquisition. Contemporaneous to completing the Debt Offering, we completed the Third Amendment to lower the interest rates and extend the maturity dates on our senior secured credit facilities. In connection with the Debt Offering and the Third Amendment, we incurred $22.8 million of debt discount and third-party financing costs, of which $11.8 million was expensed and recorded in other expense/(income), net in the consolidated statement of operations that is part of the Consolidated Financial Statements.
On July 27, 2018, we completed an underwritten public equity offering (the "2018 Offering") of 11.4 million shares, including the underwriters' over-allotment, of our common stock, par value $0.01, at a price to the public of $40.24 per share. We used the net proceeds from the 2018 Offering, $445.2 million after deducting the underwriting discount and offering expenses, to repay a corresponding portion of the outstanding borrowings under our U.S. dollar-denominated term loans.

Fiscal Year Ended June 30, 2017 Compared to the Fiscal Year Ended June 30, 2016
The following table summarizes our consolidated statement of cash flows from continuing operations for the fiscal year ended June 30, 2017 compared with the fiscal year ended June 30, 2016:

	Fiscal Year Ended June 30,
(in millions)	2017	2016	$ Change
Net cash provided by/(used in):
Operating activities from continuing operations	$299.5	$155.3	$144.2
Investing activities from continuing operations	$(309.0)	$(137.7)	$(171.3)
Financing activities from continuing operations	$161.3	$(30.8)	$192.1
Operating Activities
For the fiscal year ended June 30, 2017, cash provided by operating activities was $299.5 million, an increase of $144.2 million compared to $155.3 million for the comparable period ended June 30, 2016. Net earnings of $109.8 million for fiscal 2017 were consistent with those of fiscal 2016 of $111.2 million. Although, fiscal 2017 EBITDA from continuing operations was consistent with those of fiscal 2016; however, operating cash flow in fiscal 2017 increased primarily due to higher non-cash adjustments to earnings of $55.7 million including depreciation and amortization, unrealized foreign exchange gains and losses, equity compensation, deferred income taxes and asset impairment charges. Additionally, the increase in cash provided by operating activities was favorably affected by an increase in deferred revenue of $38.7 million.
Investing Activities
For the fiscal year ended June 30, 2017, cash used in investing activities was $309.0 million compared to $137.7 million during the fiscal year ended June 30, 2016, primarily driven by $169.9 million of cash paid for the acquisitions of Pharmatek and Accucaps, net of cash acquired, in the 2017 period. No acquisition was completed in fiscal 2016. Cash paid for the acquisition of property and equipment (not including the business acquisitions just mentioned), remained consistent for both periods at approximately $140 million.
Financing Activities
For the fiscal year ended June 30, 2017, cash provided by financing activities was $161.3 million compared to cash used in financing activities of $30.8 million during the fiscal year ended June 30, 2016, primarily driven by proceeds of $397.4 million from the 4.75% Euro Notes offering in December 2016. The Euro Notes proceeds were used to repay $200 million of outstanding borrowings on the U.S. dollar denominated term loan, pay $81.0 million then outstanding under the revolving credit facility, pay accrued and unpaid interest and certain fees and expenses associated with the offering, fund a previously announced pending acquisition, and provide cash for general corporate purposes.
Debt and Financing Arrangements
Senior Secured Credit Facilities and Third Amendment
In October 2017, Operating Company completed the Third Amendment to the Credit Agreement. The Third Amendment lowered the interest rate on U.S. dollar-denominated and euro-denominated term loans and the revolving credit facility and extended the maturity dates on the senior secured credit facilities by three years. The new applicable rate for U.S. dollar-denominated term loans is LIBOR (the London Interbank Offered Rate, subject to a floor of 1.00%) plus 2.25%, which is 0.50% lower than the previous rate, and the new applicable rate for euro-denominated term loans is Euribor (the Euro Interbank Offered Rate published by the European Money Markets Institute, subject to a floor of 1.00%) plus 1.75%, which is 0.75% lower than the previous rate. The new applicable rate for the revolving loans is initially LIBOR plus 2.25%, which is 1.25% lower than the previous rate, and such rate can additionally be reduced to LIBOR plus 2.00% in future periods based on a measure of Operating Company's total leverage ratio. The term loans and revolving loans will now mature in May 2024 and May 2022, respectively.
On July 27, 2018, we completed the 2018 Offering and used the net proceeds of $445.2 million and cash on hand to subsequently repay $450 million of the outstanding borrowings under our U.S. dollar-denominated term loans.

Euro-denominated 4.75% Senior Notes due 2024
In December 2016, Operating Company completed the Euro Notes offering. The Euro Notes are fully and unconditionally guaranteed, jointly and severally, by all of the wholly owned U.S. subsidiaries of Operating Company that guarantee its senior secured credit facilities. The Euro Notes were offered in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the United States only to non-U.S. investors pursuant to Regulation S under the Securities Act. The Euro Notes will mature on December 15, 2024, bear interest at the rate of 4.75% per annum and are payable semi-annually in arrears on June 15 and December 15 of each year.
U.S. Dollar-denominated 4.875% Senior Notes due 2026
In October 2017, Operating Company completed the Debt Offering. The USD Notes are fully and unconditionally guaranteed, jointly and severally, by all of the wholly owned U.S. subsidiaries of Operating Company that guarantee its senior secured credit facilities. The USD Notes were offered in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the United States only to non-U.S. investors pursuant to Regulation S under the Securities Act. The USD Notes will mature on January 15, 2026, bear interest at the rate of 4.875% per annum, and are payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2018. The net proceeds of the Debt Offering, after payment of the initial purchasers' discount and related fees and expenses, were used to fund a portion of the consideration for the Catalent Indiana acquisition due at its closing.
Deferred Purchase Consideration
In connection with the acquisition of Catalent Indiana in October 2017, $200 million of the $950 million aggregate nominal purchase price is payable in four annual $50 million installments. The deferred purchase consideration is recorded at fair value, with the remainder deemed to be imputed interest.
Bridge Loan Facility
In September 2017, contemporaneous with execution of the agreement to acquire Catalent Indiana, Operating Company entered into a debt commitment letter with several financial institutions as commitment parties. Pursuant to the debt commitment letter and subject to its terms and conditions, the commitment parties agreed to provide a senior unsecured bridge loan facility of up to $700.0 million in the aggregate for the purpose of providing any back-up financing necessary to fund a portion of the consideration to be paid in the acquisition and related fees, costs, and expenses (the "Bridge Loan Commitment"). In connection with entering into the Bridge Facility, Operating Company incurred $6.1 million of associated fees, which was recorded in prepaid expenses and other in the consolidated balance sheet as of the end of first quarter of fiscal 2018. Operating Company did not draw on the Bridge Facility to fund the acquisition, and we expensed the $6.1 million in the second quarter of fiscal 2018 as part of other income and expense and the facility was closed. See Note 6 to the Consolidated Financial Statements for further discussion of financing costs incurred in the fiscal year.
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
The Credit Agreement also contains change-of-control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of June 30, 2018, Operating Company was in compliance with all material covenants under the Credit Agreement.
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
The Euro Notes and the USD Notes
The Indentures governing the Euro Notes and the USD Notes (the "Indentures") contain certain covenants that, among other things, limit the ability of Operating Company and its restricted subsidiaries to incur or guarantee more debt or issue certain preferred shares; pay dividends on, repurchase, or make distributions in respect of their capital stock or make other restricted payments; make certain investments; sell certain assets; create liens; consolidate, merge, sell; or otherwise dispose of all or substantially all of their assets; enter into certain transactions with their affiliates, and designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions, limitations, and qualifications as set forth in the Indentures. The Indentures also contain customary events of default including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of Operating Company or certain of its subsidiaries. Upon an event of default, either the holders of at least 30% in principal amount of each of the then-outstanding Euro Notes or the then-outstanding USD Notes, or either of the Trustees under the Indentures, may declare the applicable notes immediately due and payable; or in certain circumstances, the applicable notes will become automatically immediately due and payable. As of June 30, 2018, Operating Company was in compliance with all material covenants under the Indentures.

Liquidity in Foreign Subsidiaries

As of June 30, 2018 and June 30, 2017, the amounts of cash and cash equivalents held by foreign subsidiaries were $124.7 million and $249.8 million, respectively, out of the total consolidated cash and cash equivalents of $410.2 million and $288.3 million, respectively. These balances are dispersed across many international locations around the world. Recent changes to the taxation of undistributed foreign earnings in connection with the 2017 Tax Act could potentially change our future intentions regarding the reinvestment of such earnings. We intend to continue to monitor regulatory developments concerning the taxation of undistributed foreign earnings, as well as our liquidity needs both domestic and foreign. During fiscal 2018, we repatriated $280.1 million from foreign locations to the U.S., which we intend to be available for general corporate purposes. Our current estimate of our cash tax liability associated with the repatriation is $2.6 million.
Adjusted EBITDA and Adjusted Net Income per share
The below tables summarize our recent two-year results on several financial metrics we use to measure performance. Refer to the discussions below regarding performance and use of key financial metrics.
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

The measure under U.S. GAAP most directly comparable to EBITDA from continuing operations and Adjusted EBITDA is earnings/(loss) from continuing operations. In calculating Adjusted EBITDA, we add back certain non-cash, non-recurring and other items that are included in the definitions of EBITDA from continuing operations and consolidated net income, as required in the Credit Agreement. Adjusted EBITDA, among other things:

•	does not include non-cash stock-based employee compensation expense and certain other non-cash charges;

•	does not include cash and non-cash restructuring, severance and relocation costs incurred to realize future cost savings and enhance our operations;

•	adds back non-controlling interest expense, which represents minority investors’ ownership of certain of our consolidated subsidiaries and is, therefore, not available to us; and

•	includes estimated cost savings that have not yet been fully reflected in our results.

A reconciliation between net earnings and Adjusted EBITDA, which also shows the adjustments from EBITDA from continuing operations, follows:

	Twelve Months Ended
(In millions)	June 30, 2018	June 30, 2017
Net earnings	$83.6	$109.8
Interest expense, net	111.4	90.1
Income tax expense (1)	68.4	25.8
Depreciation and amortization	190.1	146.5
EBITDA from continuing operations	453.5	372.2
Equity compensation	27.2	20.9
Impairment charges and (gain)/loss on sale of assets	8.7	9.8
Financing-related expenses and other	11.8	4.3
U.S. GAAP restructuring and other	10.2	8.0
Acquisition, integration, and other special items	44.1	25.6
Foreign exchange loss/(gain) (included in other, net) (2)	(5.0)	9.6
Other adjustments	0.2	(0.4)
Adjusted EBITDA	$550.7	$450.0
FX impact (unfavorable)	$10.8
Adjusted EBITDA - constant currency	$539.9

(1)	Represents the amount of income tax-related expense recorded within our net earnings/(loss) that may not result in cash payment or receipt.

(2)
Foreign exchange gain of $5.0 million for the twelve months ended June 30, 2018 includes: (a) $2.9 million of unrealized gains related to foreign trade receivables and payables, (b) $11.9 million of unrealized losses on the unhedged portion of the euro-denominated debt, and (c) $10.7 million of unrealized losses on inter-company loans. The foreign exchange adjustment was also affected by the exclusion of realized foreign currency exchange rate gains from the settlement of inter-company loans of $24.7 million. Inter-company loans are between our subsidiaries and do not reflect the ongoing results of our trade operations.

Foreign exchange loss of $9.6 million for the twelve months ended June 30, 2017 includes: (a) $0.3 million of unrealized gains related to foreign trade receivables and payables, (b) $21.3 million of unrealized losses on the unhedged portion of the euro-denominated debt, and (c) $13.2 million of unrealized gains on inter-company loans. The foreign exchange adjustment was also affected by the exclusion of realized foreign currency exchange rate losses from the settlement of inter-company loans of $1.8 million. Inter-company loans are between our subsidiaries and do not reflect the ongoing results of our trade operations.

Adjusted Net Income and Adjusted Net Income per share
We also measure operating performance based on Adjusted Net Income and Adjusted Net Income per share (which we sometimes refer to as "Adjusted EPS," which is described in the proxy statement we will file with this SEC in connection with our 2018 annual meeting of shareholders, and which we use as a performance metric). Adjusted Net Income is not defined under U.S. GAAP and is not a measure of operating income, operating performance or liquidity presented in accordance with U.S. GAAP and is subject to important limitations. We believe that the presentation of Adjusted Net Income and Adjusted Net Income per share enhances an investor’s understanding of our financial performance. We believe this measure is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business and we use this measure for business planning purposes. We define Adjusted Net Income as net earnings/(loss) adjusted for (1) earnings or loss of discontinued operations, net of tax, (2) amortization attributable to purchase accounting and (3) income or loss from non-controlling interest in majority-owned operations. We also make adjustments for other cash and non-cash items included in the table below, partially offset by our estimate of the tax effects as a result of such cash and non-cash items. Our definition of Adjusted Net Income may not be the same as similarly titled measures used by other companies. Adjusted Net Income per share is computed by dividing Adjusted Net Income by the weighted average diluted shares outstanding.

	Twelve Months Ended
(In millions, except per share data)	June 30, 2018	June 30, 2017
Net earnings	$83.6	$109.8
Amortization (1)	62.6	44.3
Equity compensation	27.2	20.9
Impairment charges and loss on sale of assets	8.7	9.8
Financing-related expenses	11.8	4.3
U.S. GAAP restructuring and other	10.2	8.0
Acquisition, integration, and other special items	44.1	25.6
Foreign exchange loss/(gain) (included in other, net) (2)	(5.0)	9.6
Other adjustments	0.2	(0.4)
Estimated tax effect of adjustments (3)	(43.5)	(35.9)
Discrete income tax (benefit)/expense items (4)	(9.4)	(10.4)
Tax law changes provision (5)	42.5	—
Adjusted net income (ANI)	$233.0	$185.6

Weighted average shares outstanding	131.2	125.0
Weighted average diluted shares outstanding	133.2	126.7
ANI per share:
ANI per basic share	$1.78	$1.48
ANI per diluted share	$1.75	$1.46

(1)	Represents the amortization attributable to purchase accounting for previously completed business combinations.

(2)
Foreign exchange gain of $5.0 million for the twelve months ended June 30, 2018 includes: (a) $2.9 million of unrealized gains related to foreign trade receivables and payables, (b) $11.9 million of unrealized losses on the unhedged portion of the euro-denominated debt, and (c) $10.7 million of unrealized losses on inter-company loans. The foreign exchange adjustment was also affected by the exclusion of realized foreign currency exchange rate gains from the settlement of inter-company loans of $24.7 million. Inter-company loans are between our subsidiaries and do not reflect the ongoing results of our trade operations.

Foreign exchange loss of $9.6 million for the twelve months ended June 30, 2017 includes: (a) $0.3 million of unrealized gains related to foreign trade receivables and payables, (b) $21.3 million of unrealized losses on the unhedged portion of the euro-denominated debt, and (c) $13.2 million of unrealized gains on inter-company loans. The foreign exchange adjustment was also affected by the exclusion of realized foreign currency exchange rate losses from the settlement of inter-company loans of $1.8 million. Inter-company loans are between our subsidiaries and do not reflect the ongoing results of our trade operations.

(3)
We computed the tax effect of adjustments to Adjusted Net Income by applying the statutory tax rate in the jurisdictions to the income or expense items that are adjusted in the period presented; if a valuation allowance exists, the rate applied is zero.

(4)
Discrete period income tax expense/(benefit) items are unusual or infrequently occurring items primarily including: changes in judgment related to the realizability of deferred tax assets in future years, changes in measurement of a prior year tax position, deferred tax impact of changes in tax law, and purchase accounting.

(5)
During the fiscal year 2018, we recorded a net tax charge of $42.5 million as a provisional estimate of the net accounting impact of the recently enacted U.S. tax law changes. We will continue to evaluate the full impact of the 2017 income tax legislation and record any potential adjustment during the permitted one-year measurement period.

Interest Rate Risk Management
A portion of the debt used to finance our operations is exposed to interest-rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed-and floating-rate assets and liabilities. Historically, we have used interest-rate swaps to manage the economic effect of variable rate interest obligations associated with our floating rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on our future interest expense. As of June 30, 2018, we did not have any interest-rate swap agreement in place that would have the economic effect of modifying the variable interest obligations associated with our floating-rate term loans.

Currency Risk Management
We are exposed to fluctuations in the euro-U.S. dollar exchange rate on our investments in our foreign operations in Europe. While we do not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in euros. At June 30, 2018, we had $797.3 million of euro-denominated debt outstanding that qualifies as a hedge of a net investment in foreign operations. Refer to Note 8 to our Consolidated Financial Statements for further discussion of net investment hedge activity in the period.
From time to time, we may use forward currency exchange contracts to manage our exposure to the variability of cash flows primarily related to the foreign exchange rate changes of future foreign currency transaction costs. In addition, we may use foreign currency forward contracts to protect the value of existing foreign currency assets and liabilities. Currently, we do not use foreign currency exchange contracts. We expect to continue to evaluate hedging opportunities for foreign currency in the future.
Contractual Obligations
The following table summarizes our significant contractual obligations as of June 30, 2018:

(Dollars in millions)	Total	Fiscal 2019	Fiscal 2020 - Fiscal 2021	Fiscal 2022 - Fiscal 2023	Thereafter

Long-term debt obligations (1)	$2,686.8	$68.9	$130.0	$85.9	$2,402.0
Interest on long-term obligations (2)	786.4	122.8	248.7	239.1	175.8
Capital lease obligations (3)	60.8	3.0	7.5	9.7	40.6
Operating lease obligations (4)	46.4	10.5	13.1	10.2	12.6
Purchase obligations (5)	75.6	71.2	2.9	1.5	—
Other long-term liabilities (6)	60.8	5.3	7.8	8.0	39.7
Total	$3,716.8	$281.7	$410.0	$354.4	$2,670.7

(1)	Represents gross maturities of our long-term debt obligations, excluding capital lease obligations as of June 30, 2018.

(2)
Represents estimated interest payments relating to our long-term obligations, including our capital lease obligations. Estimated future interest payments on our variable-rate debt obligations were calculated using the interest and exchange rates as of June 30, 2018.

(3)	Represents maturities of our capital lease obligations included within long-term debt as of June 30, 2018.

(4)	Represents minimum rental payments for operating leases having initial or remaining non-cancelable lease terms.

(5)
Purchase obligations includes agreements to purchase goods or services that are enforceable and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and approximate timing of the transaction. Purchase obligations disclosed above may include estimates of the period in which cash outflows will occur. Purchase orders entered into in the normal course of business and authorizations to purchase that involve no firm commitment from either party are excluded from the above table. In addition, contracts that can be unilaterally canceled with no termination fee or with proper notice are excluded from our total purchase obligations except for the amount of the termination fee or the minimum amount of goods that must be purchased during the requisite notice period.

(6)	Primarily relates to certain long-term employee-related liabilities for operations under programs that we have discontinued.

The table excludes our retirement and other post-employment benefits ("OPEB") obligations. The timing and amount of payments for these obligations may be affected by a number of factors, including the funded status of the plans. In fiscal 2019, we are not required to make contributions to our plans to satisfy regulatory funding standards. Beyond fiscal 2019, the actual amounts required to be contributed are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory actions related to pension funding obligations. Payments due under our OPEB plans are not required to be funded in advance but are paid as medical costs are incurred by covered retiree populations and principally depend on the future cost of retiree medical benefits under our plans. Refer to Note 10 to the Consolidated Financial Statements for further discussion.

The table also excludes $19.6 million of funded deferred compensation payments owed as of June 30, 2018 to certain employees participating in our deferred compensation plan. The timing and amount of payments for these obligations depend on employee-directed distributions, withdrawals, and employment status. As part of the deferred compensation plan, we have a corresponding $20.1 million of deferred compensation investments as of June 30, 2018, which will be used to fund future obligations to the participating employees.
Off-Balance Sheet Arrangements
Other than operating leases and outstanding letters of credit as discussed above, we do not have any material off-balance sheet arrangement as of June 30, 2018. See Note 6 to the Consolidated Financial Statements for further detail.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to cash flow and earnings fluctuations as a result of certain market risks. These market risks primarily relate to changes in interest rates associated with our long-term debt obligations and foreign exchange rate changes.
Interest Rate Risk
We have historically used interest-rate swaps to manage the economic effect of variable-rate interest obligations associated with our floating-rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on our future interest expense. As of June 30, 2018, we did not have any interest-rate swap agreement in place that would either have the economic effect of modifying the variable interest obligations associated with our floating-rate term loans or would be considered effective cash flow hedges for financial reporting purposes.
Foreign Currency Exchange Risk
By the nature of our global operations, we are exposed to cash flow and earnings fluctuations resulting from foreign exchange-rate variation. These exposures are transactional and translational in nature. Since we manufacture and sell our products throughout the world, our foreign-currency risk is diversified. Principal drivers of this diversified foreign-exchange exposure include the European euro, British pound, Argentinean peso, Brazilian real, and Australian dollar. Our transactional exposure arises from the purchase and sale of goods and services in currencies other than the functional currency of our operational units. We also have exposure related to the translation of financial statements of our foreign divisions into U.S. dollars, the functional currency of Operating Company. The financial statements of our operations outside the U.S. are measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign operations in U.S. dollars are accumulated as a component of other comprehensive income/(loss) utilizing period-end exchange rates. Foreign-currency transaction gains and losses calculated by utilizing weighted average exchange rates for the period are included in the statements of operations in other (income)/expense, net. Such foreign currency transaction gains and losses include inter-company loans denominated in non-U.S. dollar currencies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
Consolidated Financial Statements as of June 30, 2018 and 2017 and for the years ended June 30, 2018, 2017 and 2016

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Catalent, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Catalent, Inc. and subsidiaries (the Company) as of June 30, 2018 and 2017, the related consolidated statements of operations, comprehensive income/(loss), changes in shareholders’ equity/(deficit), and cash flows for each of the three years in the period ended June 30, 2018, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated August 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company's auditor since 2007.
Iselin, New Jersey
August 28, 2018

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Catalent, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Catalent, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2018 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Catalent, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on the COSO criteria.

As indicated in the accompanying Management's Annual Report on Internal control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Cook Pharmica LLC (Catalent Indiana), which is included in the fiscal 2018 consolidated financial statements of the Company and, excluding intangible assets and goodwill arising from the acquisition (which were included in the scope of management's assessment), constituted 10% of total assets as of June 30, 2018 and 7% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Catalent Indiana.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2018 and 2017, the related consolidated statements of operations, comprehensive income/(loss), changes in shareholders’ equity/(deficit), and cash flows for each of the three years in the period ended June 30, 2018, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated August 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Iselin, New Jersey
August 28, 2018

Catalent, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in millions, except per share data)

	Year ended June 30,
	2018	2017	2016
Net revenue	$2,463.4	$2,075.4	$1,848.1
Cost of sales	1,710.8	1,420.8	1,260.5
Gross margin	752.6	654.6	587.6
Selling, general, and administrative expenses	462.6	402.6	358.1
Impairment charges and (gain)/loss on sale of assets	8.7	9.8	2.7
Restructuring and other	10.2	8.0	9.0
Operating earnings	271.1	234.2	217.8
Interest expense, net	111.4	90.1	88.5
Other (income)/expense, net	7.7	8.5	(15.6)
Earnings from continuing operations before income taxes	152.0	135.6	144.9
Income tax expense	68.4	25.8	33.7
Net earnings	83.6	109.8	111.2
Less: Net (loss) attributable to non-controlling interest, net of tax	—	—	(0.3)
Net earnings attributable to Catalent	$83.6	$109.8	$111.5

Earnings per share attributable to Catalent:
Basic
Net earnings	$0.64	$0.88	$0.89
Diluted
Net earnings	$0.63	$0.87	$0.89
The accompanying notes are an integral part of these consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income/(Loss)
(Dollars in millions)

	Year Ended June 30,
	2018	2017	2016
Net earnings	$83.6	$109.8	$111.2
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	(4.4)	(31.9)	(118.8)
Defined benefit pension plan	4.3	13.0	(9.1)
Available for sale investment adjustments	(11.6)	10.5	—
Deferred compensation	—	—	(3.8)
Other comprehensive income/(loss), net of tax	(11.7)	(8.4)	(131.7)
Comprehensive income/(loss)	71.9	101.4	(20.5)
Comprehensive income/(loss) attributable to non-controlling interest	—	—	(0.3)
Comprehensive income/(loss) attributable to Catalent	$71.9	$101.4	$(20.2)
The accompanying notes are an integral part of these consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in millions, except share and per share data)

	June 30, 2018	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$410.2	$288.3
Trade receivables, net	555.8	488.8
Inventories	209.1	184.9
Prepaid expenses and other	65.2	97.8
Total current assets	1,240.3	1,059.8
Property, plant, and equipment, net	1,270.6	995.9
Other assets:
Goodwill	1,397.2	1,044.1
Other intangibles, net	544.9	273.1
Deferred income taxes	32.9	53.9
Other	45.2	27.5
Total assets	$4,531.1	$3,454.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$71.9	$24.6
Accounts payable	192.1	163.2
Other accrued liabilities	312.9	281.2
Total current liabilities	576.9	469.0
Long-term obligations, less current portion	2,649.4	2,055.1
Pension liability	131.6	129.5
Deferred income taxes	32.5	31.7
Other liabilities	54.0	45.5
Commitment and contingencies (see Note 14)	—	—

Shareholders’ equity/(deficit):
Common stock $0.01 par value; 1.0 billion shares authorized in 2018 and 2017; 133,423,628 and 125,049,867 shares issued and outstanding in 2018 and 2017, respectively	1.3	1.3
Preferred stock $0.01 par value; 100 million authorized in 2018 and 2017, 0 issued and outstanding in 2018 and 2017	—	—
Additional paid in capital	2,283.3	1,992.0
Accumulated deficit	(872.1)	(955.7)
Accumulated other comprehensive income/(loss)	(325.8)	(314.1)
Total shareholders’ equity	1,086.7	723.5
Total liabilities and shareholders’ equity	$4,531.1	$3,454.3
The accompanying notes are an integral part of these consolidated financial statements

Catalent, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders’ Equity/(Deficit)
(Dollars in millions, except share data in thousands)

	Shares of Common Stock	Common Stock (1)	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)/Income	Total Shareholders’ Equity/(Deficit)
Balance at June 30, 2015	124,319.3	$1.2	$1,973.7	$(1,166.9)	$(174.0)	$634.0
Cumulative effect of stock compensation standard adoption			1.0	19.3		20.3
Stock option exercises	392.9	—				—
Equity compensation			10.8			10.8
Cash paid, in lieu of equity, for tax withholding			(8.7)			(8.7)
Noncontrolling interest ownership changes			(0.3)			(0.3)
Net earnings				111.5		111.5
Other comprehensive income /(loss), net of tax					(131.7)	(131.7)
Balance at June 30, 2016	124,712.2	1.2	1,976.5	(1,036.1)	(305.7)	635.9
Cumulative effect of a change in accounting for income taxes				(29.4)		(29.4)
Stock option exercises	337.7	0.1				0.1
Equity compensation			20.9			20.9
Cash paid, in lieu of equity, for tax withholding			(5.4)			(5.4)
Net earnings				109.8		109.8
Other comprehensive income /(loss), net of tax					(8.4)	(8.4)
Balance at June 30, 2017	125,049.9	1.3	1,992.0	(955.7)	(314.1)	723.5
Equity offering, sale of common stock	7,354.2	—	277.8	—		277.8
Stock option exercises	1,019.5	—				—
Equity compensation			27.2			27.2
Cash paid, in lieu of equity, for tax withholding			(13.7)			(13.7)
Net earnings				83.6		83.6
Other comprehensive income /(loss), net of tax					(11.7)	(11.7)
Balance at June 30, 2018	133,423.6	$1.3	$2,283.3	$(872.1)	$(325.8)	$1,086.7

 (1) The par value of common stock activity is rounded where applicable to reflect the balance as of the period end.

The accompanying notes are an integral part of these consolidated financial statements

Catalent, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in millions)

	Year ended June 30,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$83.6	$109.8	$111.2
Adjustments to reconcile earnings from continued operations to net cash from operations:
Depreciation and amortization	190.1	146.5	140.6
Non-cash foreign currency transaction (gains)/losses, net	(2.7)	7.8	(10.9)
Amortization and write-off of debt financing costs	4.7	6.8	4.7
Asset impairments charges and (gain)/loss on sale of assets	8.7	9.8	2.7
Reclassification of financing fees paid	11.8	—	—
Equity compensation	27.2	20.9	10.8
Provision/(benefit) for deferred income taxes	35.4	(1.3)	(15.3)
Provision for bad debts and inventory	6.9	11.0	13.2
Change in operating assets and liabilities:
(Increase)/decrease in trade receivables	(33.6)	(54.9)	(54.1)
(Increase)/decrease in inventories	(1.8)	(13.5)	(35.4)
Increase/(decrease) in accounts payable	32.3	9.9	21.4
Other assets/accrued liabilities, net - current and non-current	11.9	46.7	(33.6)
Net cash provided by operating activities	374.5	299.5	155.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and other productive assets	(176.5)	(139.8)	(139.6)
Proceeds from sale of property and equipment	1.8	0.7	1.9
Proceeds from sale of subsidiaries	3.4	—	—
Payment for acquisitions, net of cash acquired	(748.0)	(169.9)	—
Net cash (used in) investing activities	(919.3)	(309.0)	(137.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in other borrowings	(3.1)	(5.8)	2.3
Proceeds from borrowing, net	442.6	397.4	—
Payments related to long-term obligations	(18.9)	(218.5)	(18.6)
Financing fees paid	(15.6)	(6.4)	—
Purchase of redeemable non-controlling interest shares	—	—	(5.8)
Proceeds from sale of common stock, net	277.8	—	—
Cash paid, in lieu of equity, for tax withholding obligation	(13.7)	(5.4)	(8.7)
Net cash provided by/(used in) financing activities	669.1	161.3	(30.8)
Effect of foreign currency on cash	(2.4)	4.9	(6.5)
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	121.9	156.7	(19.7)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	288.3	131.6	151.3
CASH AND EQUIVALENTS AT END OF PERIOD	$410.2	$288.3	$131.6
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$83.2	$80.8	$82.4
Income taxes paid, net	$23.9	$39.8	$40.6

The accompanying notes are an integral part of these consolidated financial statements

Catalent, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
On March 9, 2015, three pre-IPO shareholders (collectively, the "selling stockholders") completed a secondary offering of 27.3 million shares of the Company’s common stock, including 3.6 million shares sold pursuant to the over-allotment option granted to the underwriters at a price of $29.50 per share before underwriting discounts and commissions. On June 2, 2015, the selling stockholders completed an additional secondary offering of 16.1 million shares, including 2.1 million shares sold pursuant to the over-allotment option, at a price of $29.00 per share, before underwriting discounts and commissions. On June 6, 2016, the selling stockholders completed a secondary offering of 10.0 million shares of the Company's common stock at a price of $24.85 per share before underwriting discounts and commissions. On September 6, 2016, two of the selling stockholders completed a final secondary offering of their remaining shares, totaling approximately 19.0 million shares, at a price of $23.85 per share before underwriting discounts and commissions. The Company did not sell any stock in any of the secondary offerings and did not receive any proceeds of the sales. On September 29, 2017, the Company completed a public offering of its common stock, pursuant to which the Company sold 7.4 million shares, including shares sold pursuant to an exercise of the underwriters' over-allotment option at a price of $39.10 per share, before underwriting discounts and commissions.
The Company is the leading global provider of advanced delivery technologies and development solutions for drugs, biologics, and consumer and animal health products. Its oral, injectable, and respiratory delivery technologies address the full diversity of the pharmaceutical industry, including small molecules, large-molecule biologics and consumer and animal health products. Through its extensive capabilities and deep expertise in product development, it helps its customers take products to market faster, including nearly half of new drug products approved by the U.S. Food and Drug Administration (the "FDA") in the last decade. Its advanced delivery technology platforms, its proven formulation, manufacturing, and regulatory expertise, and its broad and deep intellectual property enable its customers to develop more products and better treatments for patients and consumers. Across both development and delivery, its commitment to reliably supply its customers’ and their patients' needs is the foundation for the value it provides; annually, it produces approximately 73 billion doses for nearly 7,000 customer products, or approximately 1 in every 20 doses of such products taken each year by patients and consumers around the world. The Company believes that through its investments in growth-enabling capacity and capabilities, its ongoing focus on operational and quality excellence, the sales of existing customer products, the introduction of new customer products, its innovation activities and patents, and its entry into new markets, it will continue to benefit from attractive and differentiated margins and realize the growth potential from these areas.
Reportable Segments

In fiscal 2018, the Company engaged in a business reorganization to better align its internal business unit structure with its "Follow the Molecule" strategy and the increased focus on its biologics-related offerings. Under the revised structure, the Company created two new operating segments from the former Drug Delivery Solutions segment:

•
Biologics and Specialty Drug Delivery, which encompasses biologic cell-line development and manufacturing, development and manufacturing services for blow-fill-seal unit doses, prefilled syringes, vials, and cartridges; analytical development and testing services for large molecules; and development and manufacturing for inhaled products for delivery via metered dose inhalers, dry powder inhalers, and intra-nasal sprays; and

•
Oral Drug Delivery, which encompasses comprehensive formulation, development, manufacturing, and analytical development capabilities using advanced processing technologies such as bioavailability enhancement, controlled release, particle size engineering, and taste-masking for solid oral-dose forms.

Each of the two new segments reports through a separate management team and ultimately reports to the Company's Chief Executive Officer who is designated as the Chief Operating Decision Maker ("CODM") for segment reporting purposes. The Company's operating segments are the same as its reporting segments. All prior-period comparative segment information has been restated to reflect the current reportable segments in accordance with ASC 280 Segment Reporting. The Company's offerings and services are summarized below by reporting segment.
Softgel Technologies
Through its Softgel Technologies segment, the Company provides formulation, development and manufacturing services for soft capsules, or "softgels," which the Company's predecessor first commercialized in the 1930s and which have continually been enhanced. The Company is the market leader in overall softgel manufacturing and holds the leading market position in the prescription arena. The Company's principal softgel technologies include traditional softgel capsules, in which the shell is made of animal-derived gelatin, and Vegicaps and OptiShell capsules, in which the shell is made from plant-derived materials. Softgel capsules are used in a broad range of customer products, including prescription drugs, over-the-counter medications, dietary supplements, unit-dose cosmetics, and animal health medicinal preparations. Softgel capsules encapsulate liquid, paste or oil-based active compounds in solution or suspension within an outer shell. In the manufacturing process, the capsules are formed, filled, and sealed simultaneously. The Company typically performs encapsulation for a product within one of its softgel facilities, with active ingredients provided by customers or sourced directly by the Company. Softgels have historically been used to solve formulation challenges or technical issues for a specific drug, to help improve the clinical performance of compounds, to provide important market differentiation, particularly for over-the-counter medications, and to provide safe handling of hormonal, potent and cytotoxic drugs. The Company also participates in the softgel vitamin, mineral and supplement business in selected regions around the world. With the 2001 introduction of the Company's plant-derived softgel shell, Vegicaps capsules, consumer health customers have been able to extend the softgel dose form to a broader range of active ingredients and serve patient/consumer populations that were previously inaccessible due to religious, dietary or cultural preferences. In recent years, the Company has extended this platform to pharmaceutical products via its OptiShell capsule offering. The Company's Vegicaps and OptiShell capsules are protected by patents in most major global markets. Physician and patient studies the Company has conducted have demonstrated a preference for softgels versus traditional tablet and hard capsule dose forms in terms of ease of swallowing, real or perceived speed of delivery, ability to remove or eliminate unpleasant odor or taste and, for physicians, perceived improved patient adherence with dosing regimens. Representative customers of Softgel Technologies include Pfizer, Novartis, Bayer, GlaxoSmithKline, Teva, Johnson & Johnson, Procter & Gamble, and Allergan.
Biologics and Specialty Drug Delivery
The Company's Biologics and Specialty Drug Delivery segment provides development and delivery technologies and integrated solutions for biologics and specialty small molecules including: delivery of small molecules, biologics, and biosimilars administered via injection, inhalation and ophthalmic routes, using both traditional and advanced technologies. The business has expertise in development as well as scale up and commercial manufacturing. Representative customers of Biologics and Specialty Drug Delivery include Eli Lilly, Teva, Mylan, Roche, and Genentech, along with multiple innovative small and mid-tier pharmaceutical and biologics customers.

The Company's growing biologics offering includes cell-line development based on its advanced and patented GPEx technology, which is used to develop stable, high-yielding mammalian cell lines for both innovator and biosimilar biologic compounds. GPEx technology can provide rapid cell-line development, high biologics production yields, flexibility, and versatility. The Company's development and manufacturing facility in Madison, Wisconsin has the capability and capacity to produce cGMP quality biologics drug substance from 250L to 4000L scale using single-use technology to provide maximum efficiency and flexibility. The fiscal 2018 acquisition of Catalent Indiana added a biologics-focused contract development and manufacturing organization with capabilities across biologics development, clinical, and commercial drug substance manufacturing, formulation, finished-dose manufacturing, and packaging. The Company's SMARTag next-generation antibody-drug conjugate technology enables development of antibody-drug conjugates and other protein conjugates with improved efficacy, safety, and manufacturability. Combined with offerings from the Company's other businesses, the Company provides the broadest range of technologies and services supporting the development and launch of new biologic entities, biosimilars, and biobetters to bring a product from gene to commercialization, faster.
The Company's range of injectable manufacturing offerings includes filling drugs or biologics into pre-filled syringes, cartridges, and vials, with flexibility to accommodate other formats within our existing network, increasingly focused on complex pharmaceuticals and biologics. With the Company's range of technologies, the segment is able to meet a wide range of specifications, timelines, and budgets. The Company believes that the complexity of the manufacturing process, the importance of experience and know-how, regulatory compliance, and high start-up capital requirements provide it with a substantial competitive advantage in the market. For example, blow-fill-seal is an advanced aseptic processing technology, which uses a continuous process to form, fill with drug or biologic, and seal a plastic container in a sterile environment. Blow-fill-seal units are currently used for a variety of pharmaceuticals in liquid form, such as respiratory, ophthalmic, and otic products. The Company's sterile blow-fill-seal manufacturing has significant capacity and flexibility in manufacturing configurations. This business provides flexible and scalable solutions for unit-dose delivery of complex formulations such as suspensions and emulsions. Further, the business provides formulation, engineering and manufacturing solutions related to complex containers. The Company's regulatory expertise can lead to decreased time to commercialization, and its dedicated development production lines support feasibility, stability, and clinical runs. The Company plans to continue to expand its product line in existing and new markets, and in higher margin specialty products with additional respiratory, ophthalmic, injectable, and nasal applications.
The segment also offers analytical development and testing services for large molecules, including cGMP release and stability testing. The Company's respiratory product capabilities include development and manufacturing services for inhaled products for delivery via metered dose inhalers, dry powder inhalers and intra-nasal sprays. Across multiple complex dosage forms, the segment provides drug and biologic solutions from early-stage development and clinical support all the way through to scale up and commercialization.
Oral Drug Delivery
The Company's Oral Drug Delivery segment provides various advanced formulation development and manufacturing technologies, and related integrated solutions including: clinical development and commercial manufacturing of a broad range of oral dose forms, including our proprietary fast-dissolve Zydis tablets and both conventional immediate and controlled release tablets, capsules, and sachet products. Representative customers of Oral Drug Delivery include Pfizer, Johnson & Johnson, Bayer, Novartis, and Perrigo.
The segment provides comprehensive pre-formulation, development, and GMP manufacturing at both clinical and commercial scales for traditional and advanced complex oral solid-dose formats, including coated and uncoated tablets, pellet/bead/powder-filled two-piece hard capsules, granulated powders, and other forms of immediate and modified release branded prescription, generic, and consumer products. The Company has substantial experience developing and scaling up products requiring accelerated development timelines, bioavailability or solubility enhancement, specialized handling (e.g., potent or DEA-regulated materials), complex technology transfers, and specialized manufacturing processes. The Company also provides micronization and particle engineering services, which may enhance a drug's manufacturability or clinical performance. The Company offers comprehensive analytical testing and scientific services and stability testing for small molecules, both to support integrated development programs and on a fee-for-service basis. The Company provides global regulatory and support services for its customers’ clinical strategies during all stages of development. Demand for the segment's offerings is driven by the need for scientific expertise and depth and breadth of services offered, as well as by the reliability of its supply, including quality, execution, and performance.
The Company launched its orally dissolving tablet business in 1986 with the introduction of Zydis tablets, a unique proprietary freeze-dried tablet that typically dissolves in the mouth, without water, in less than three seconds. Most often used for drugs and patient groups that can benefit from rapid oral disintegration, the Company can adapt the Zydis technology to a wide range of products and indications, including treatments for a variety of central nervous system-related conditions such as migraines, Parkinson’s disease, and schizophrenia, and consumer healthcare products targeting indications such as pain and allergy relief. The Company continues to develop Zydis tablets in different ways with its customers as it extends the application of the technology to new therapeutic categories, including immunotherapy, vaccines, and biologic molecule delivery.
Clinical Supply Services
The Company's Clinical Supply Services segment provides manufacturing, packaging, storage, distribution, and inventory management for drugs and biologics in clinical trials. The segment offers customers flexible solutions for clinical supplies production and provides distribution and inventory management support for both simple and complex clinical trials. This includes over-encapsulation where needed; supplying placebos, comparator drug procurement, and clinical packages and kits for physicians and patients; inventory management; investigator kit ordering and fulfillment; and return supply reconciliation and reporting. The segment supports trials in all regions of the world through its facilities and distribution network. In fiscal 2018, the Company completed the second phase of its expansion program in our Kansas City, Missouri facility. Further, in fiscal 2016 and again in fiscal 2018, the Company expanded its Singapore facility by building additional flexible cGMP space, and the Company introduced clinical supply services at its existing 100,000 square foot facility in Japan, expanding its Asia Pacific capabilities. Additionally, in fiscal 2013, the Company established its first clinical supply services facility in China as a joint venture and assumed full ownership in fiscal 2015. The Company is the leading provider of integrated development solutions and one of the leading providers of clinical trial supplies. Representative customers of Clinical Supply Services include Merck KGaA, IQVIA, Eli Lilly, AbbVie, and Incyte Corporation.

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
Foreign Currency Translation
The financial statements of the Company’s operations outside the U.S. are generally measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of the foreign operations into U.S. dollars are accumulated as a component of other comprehensive income/(loss) utilizing period-end exchange rates. In June 2018, as a result of the three-year cumulative consumer price index exceeding 100%, Argentina was classified as having a highly inflationary economy. The Company is presently evaluating the impact of accounting for its Argentine operations as highly inflationary beginning on July 1, 2018.
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
Concentrations of Credit Risk and Major Customers
Concentration of credit risk, with respect to accounts receivable, is limited due to the large number of customers and their dispersion across different geographic areas. The customers are primarily concentrated in the pharmaceutical and healthcare industry. The Company normally does not require collateral or any other security to support credit sales. The Company performs ongoing credit evaluations of its customers’ financial conditions and maintains reserves for credit losses. Such losses historically have been within the Company’s expectations. No single customer exceeded 10% of revenue during the fiscal years ended 2018, 2017, and 2016 or 10% of accounts receivable as of the years ended 2018 and 2017.
Inventories
Inventory is stated at the lower of cost or net realizable value, using the first-in, first-out ("FIFO") method. The Company provides for cost adjustments for excess, obsolete, or slow-moving inventory based on changes in customer demand, technology developments or other economic factors. Inventory consists of costs associated with raw material, labor, and overhead.
Goodwill
The Company accounts for purchased goodwill and intangible assets with indefinite lives in accordance with ASC 350 Goodwill, Intangible and Other Assets. Under ASC 350, goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually. The Company’s annual goodwill impairment test was conducted as of April 1, 2018. The Company assesses goodwill for possible impairment by comparing the carrying value of its reporting units to their fair values. The Company determines the fair value of its reporting units utilizing estimated future discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize. In addition, the Company uses comparative market information and other factors to corroborate the discounted cash flow results.
Property and Equipment and Other Definite-Lived Intangible Assets
Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including leasehold improvements and capital lease assets that are amortized over the shorter of their useful lives or the terms of the respective leases. The Company generally uses the following range of useful lives for its property and equipment categories: buildings and improvements—5 to 50 years; machinery and equipment—3 to 10 years; and furniture and fixtures—3 to 7 years. The Company also capitalizes certain computer software and development costs in property, plant, and equipment, net, when incurred in connection with developing or obtaining computer software for internal use. Capitalized software costs are amortized over the estimated useful lives of the software, which generally range from 3 to 5 years. Depreciation expense was $127.5 million for the fiscal year ended June 30, 2018, $102.2 million for the fiscal year ended June 30, 2017, and $94.2 million for the fiscal year ended June 30, 2016. Depreciation expense includes amortization of assets related to capital leases. The Company charges repairs and maintenance costs to expense as incurred. The amount of capitalized interest was immaterial for all periods presented.
Intangible assets with finite lives, primarily including customer relationships, patents, and trademarks are amortized over their useful lives. The Company evaluates the recoverability of its other long-lived assets, including amortizing intangible assets, if circumstances indicate impairment may have occurred pursuant to ASC 360 Property, Plant and Equipment. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an un-discounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the consolidated statements of operations. Fair value is determined based on assumptions the Company believes marketplace participants would utilize and comparable marketplace information in similar arm’s length transactions. The Company recorded impairment charges related to definite-lived intangible assets and property, plant, and equipment, net of gains on sale, of $8.7 million, $9.8 million, and $2.7 million, for the fiscal years ended June 30, 2018, June 30, 2017, and June 30, 2016, respectively.

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
The expected long-term rate of return on plan assets is based on the target asset allocation and the average expected rate of growth for the asset classes invested. The average expected rate of growth is derived from a combination of historic returns, current market indicators, and the expected risk premium for each asset class. The Company uses a measurement date of June 30 for all its retirement and postretirement benefit plans.
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
Specifically, the Company is exposed to fluctuations in the euro-U.S. dollar exchange rate on its investments in foreign operations in Europe. While the Company does not actively hedge against changes in foreign currency, it has mitigated the exposure of investments in its European operations through a net-investment hedge by denominating a portion of its debt in euros.
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
Research and Development Costs
The Company expenses research and development costs as incurred. It records costs incurred in connection with the development of new offerings and manufacturing process improvements within selling, general, and administrative expenses. Such research and development costs amounted to $6.3 million, $7.0 million, and $7.6 million for the fiscal years ended June 30, 2018, June 30, 2017, and June 30, 2016, respectively. The Company records within cost of sales the costs it incurred in connection with the research and development services that it provided to customers and services it performed for customers in support of the commercial manufacturing process. This second type of research and development costs amounted to $46.2 million, $45.8 million, and $47.4 million for the fiscal years ended June 30, 2018, June 30, 2017, and June 30, 2016, respectively.
Earnings / (Loss) Per Share
The Company reports net earnings (loss) per share in accordance with ASC 260 Earnings per Share. Under ASC 260, basic earnings per share, which excludes dilution, is computed by dividing net earnings or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution due to securities that could be exercised or converted into common shares and is computed by dividing net earnings or loss available to common stockholders by the weighted average of common shares outstanding plus the dilutive potential common shares. Diluted earnings per share include as appropriate in-the-money stock options and outstanding restricted stock units and restricted stock using the treasury stock method. During a loss period, the assumed exercise of in-the-money stock options has an anti-dilutive effect; therefore, these instruments are excluded from the computation of diluted earnings per share in a loss period.
Income Taxes
In accordance with ASC 740 Income Taxes, the Company accounts for income taxes using the asset and liability method. The asset and liability method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company’s assets and liabilities. The Company measures deferred tax assets and liabilities using enacted tax rates in the respective jurisdictions in which it operates. In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that the Company will be able to realize some or all of the deferred tax assets. The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in each of its tax jurisdictions. The number of years with open tax audits varies by tax jurisdiction. A number of years may lapse before a particular matter is audited and finally resolved. The Company applies ASC 740 to determine the accounting for uncertain tax positions. This standard clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before the Company may recognize the position in its financial statements. The standard also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Equity-Based Compensation
The Company accounts for its equity-based compensation in accordance with ASC 718 Compensation—Stock Compensation. Under ASC 718, companies recognize compensation expense using a fair-value-based method for costs related to share-based payments, including stock options and restricted stock units. The expense is measured based on the grant date fair value of the awards, and the expense is recorded over the applicable requisite service period. Forfeitures are recognized as and when they occur. In the absence of an observable market price for a share-based award, the fair value is based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price based on peer companies, the expected dividends on the underlying shares and the risk-free interest rate.
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
Recent Financial Accounting Standards
Recently Adopted Accounting Standards
In July 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2015-11, Simplifying the Measurement of Inventory, which requires an entity to measure inventory at lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The ASU is effective for public reporting entities in fiscal years beginning after December 15, 2016. The Company adopted this ASU prospectively in fiscal 2018. The adoption of this ASU did not have any material impact on the Company's consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides clarification on the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. The guidance will be effective for public reporting entities in fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. The Company early adopted this ASU retrospectively in fiscal 2018. The adoption of this ASU did not have any material impact on the Company's consolidated financial statements.
New Accounting Standards Not Adopted as of June 30, 2018
In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits an entity to reclassify to retained earnings the stranded tax effects caused by the Tax Cuts and Jobs Act of 2017 on items within accumulated other comprehensive income/(loss). The ASU will be effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which reduces the complexity of and simplifies the application of hedge accounting. The ASU will be effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. We expect the adoption of this ASU will result in the ability to defer transaction gains and losses on a larger portion of our euro-denominated debt.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which will supersede nearly all existing revenue-recognition guidance. The new guidance’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, the new guidance creates a five-step model that requires a company to exercise judgment when considering the terms of the contracts and all relevant facts and circumstances. The five steps require a company to identify customer contracts, identify the separate performance obligations, determine the transaction price, allocate the transaction price to the separate performance obligations, and recognize revenue when each performance obligation is satisfied. The new guidance is effective for public reporting entities for annual and interim periods beginning after December 15, 2017 and allows for either full retrospective adoption, where the standard is applied to all periods presented, or modified retrospective adoption, where the standard is applied only to the most current period presented in the financial statements. While the Company continues to assess all potential impacts of the standard, it has determined that the timing of revenue recognition will accelerate for certain contractual arrangements containing minimum-volume commitments in which the price is not fixed or determinable pursuant to the terms of the agreement. Under the current standard, the related pricing adjustments are considered to be contingent, while under the new standard they will be accounted for as variable consideration and revenue will be recognized over time provided that the Company can reliably estimate the amount expected to be realized. Further, the Company has determined that, for commercial supply arrangements with a minimum-volume commitment, revenue will be recognized over time when the required quality assurance process is completed. In addition, the Company has determined that revenue from sourcing comparator drugs to clinical trial customers will be recognized on a net basis. The Company will adopt the new standard on a modified retrospective basis and the impact is expected to be a change of less than 1% of net revenue in fiscal 2019.

2.	BUSINESS COMBINATIONS
Transaction Overview:
In October 2017, the Company acquired 100% of the equity interest in Cook Pharmica LLC (now Catalent Indiana, LLC, "Catalent Indiana") for an aggregate nominal purchase price of $950 million, subject to adjustment, in order to enhance the Company's biologics capabilities. Catalent Indiana is a biologics-focused contract development and manufacturing organization with capabilities across biologics development, clinical, and commercial cell culture manufacturing, formulation, finished-dose manufacturing, and packaging.
The Company accounted for the transaction using the acquisition method of accounting for business combinations, in accordance with ASC 805 Business Combinations. The total consideration was (in thousands):

Cash paid at closing	$748,002
Fair value of deferred consideration at closing	184,838
Total consideration	$932,840
In addition to the cash paid at the closing of the acquisition, the purchase agreement includes a deferred consideration arrangement that requires the Company to pay an additional $200.0 million in $50.0 million increments on each of the first four anniversaries of the closing. The fair value of the deferred consideration recognized on the acquisition date was estimated by calculating the risk-adjusted present value of the deferred cash payments and includes a component of imputed interest. This deferred consideration is included in current and long-term obligations within the Company's consolidated balance sheet at June 30, 2018.
Following the acquisition, the operating results of Catalent Indiana have been included in the Company's consolidated financial statements. For the period from the acquisition date through June 30, 2018, Catalent Indiana's net revenue was $164.7 million and pre-tax earnings were $23.5 million. Transaction costs incurred as a result of the acquisition of $11.2 million are included in selling, general, and administrative expenses for the fiscal year ended June 30, 2018.
Valuation Assumptions and Preliminary Purchase Price Allocation:
The Company estimated fair values at the date of acquisition for the preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed. During the one-year measurement period, the Company will continue to obtain information to assist in finalizing the fair value of net assets acquired, which may differ materially from these preliminary estimates. Amounts subject to finalization include income taxes. If any measurement period adjustment is material, the Company will record such adjustments, including any related impact on net income, in the reporting period in which the adjustment is determined.
The preliminary purchase price allocation to assets acquired and liabilities assumed in the transaction is (in thousands):

Accounts Receivable	$37,096
Inventory	24,694
Other current assets	1,546
Property, plant, and equipment	221,139
Identifiable intangible assets	330,000
Trade and other payables	5,380
Deferred revenue	18,132
Total identifiable net assets	590,963
Goodwill	341,877
Total assets acquired and liabilities assumed	$932,840
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
Customer-relationship intangible assets of $330 million were valued using the multi-period, excess-earnings method, a method that values the intangible asset using the present value of the after-tax cash flows attributable to the intangible asset only. The significant assumptions used in developing the valuation included the estimated annual net cash flows (including application of an appropriate margin to forecasted revenue, selling and marketing costs, return on working capital, contributory asset charges, and other factors), the discount rate that appropriately reflects the risk inherent in each future cash flow stream, and the assessment of the asset’s life cycle, as well as other factors. The assumptions used in the financial forecasts were based on historical data, supplemented by current and anticipated growth rates, management plans, and market-comparable information. Fair-value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. Preliminary assumptions may change and may result in significant changes to the final valuation. The customer relationship intangible asset has a weighted average useful life of 14 years.

Goodwill has preliminarily been allocated to our Biologics and Specialty Drug Delivery segment as shown in Note 3, Goodwill. Goodwill is expected to be deductible for tax purposes and is mainly comprised of the following: growth from an expected increase in capacity utilization, potential new customers, and the biologic expertise and know-how acquired with the acquisition of Catalent Indiana's workforce.
Pro Forma Results:
The following table provides unaudited pro forma results for the Company, prepared in accordance with ASC 805, for the fiscal years ended June 30, 2018 and June 30, 2017, as if the Company had acquired Catalent Indiana as of July 1, 2016 (in thousands, except per share data):

	For the Year Ended
	June 30, 2018	June 30, 2017

Revenue	$2,534.6	$2,257.9
Net earnings	114.2	83.6
Basic earnings per share	0.86	0.63
Diluted earnings per share	0.85	0.62
The unaudited pro forma financial information was prepared based on the historical information of Catalent and Catalent Indiana. In order to reflect the acquisition on July 1, 2016, the unaudited pro formal financial information includes adjustments to reflect the incremental amortization expense to be incurred based on the fair value of the intangible assets acquired, the incremental depreciation expense related to the fair-value adjustments associated with Catalent Indiana's property, plant, and equipment, the additional interest expense associated with the issuance of debt to finance the acquisition, the shares issued in connection with the first quarter equity offering to finance the acquisition, and the acquisition, integration, and financing-related costs incurred during the fiscal years ended June 30, 2018 and 2017, respectively. The results do not include any anticipated cost savings or other effects associated with integrating Catalent Indiana into the rest of the Company. Unaudited pro forma amounts are not necessarily indicative of results had the acquisition occurred on July 1, 2016 or of future results.

3.	GOODWILL
The following table summarizes the changes from June 30, 2016, to June 30, 2017 and then to June 30, 2018 in the carrying amount of goodwill in total and by reporting segment:

(Dollars in millions)	Softgel Technologies	Drug Delivery Solutions	Biologics and Specialty Drug Delivery	Oral Drug Delivery	Clinical Supply Services	Total
Balance at June 30, 2016	$405.9	$435.1	$—	$—	$155.5	$996.5
Additions	5.8	48.3	—	—	—	54.1
Foreign currency translation adjustments	3.5	(6.2)	—	—	(3.8)	(6.5)
Balance at June 30, 2017	415.2	477.2	—	—	151.7	1,044.1
Additions	0.4	—	341.9	—	—	342.3
Reallocation	—	(477.2)	163.8	313.4	—	—
Divestitures	(0.9)	—	—	—	—	(0.9)
Foreign currency translation adjustments	0.5	—	—	6.5	4.7	11.7
Balance at June 30, 2018	$415.2	$—	$505.7	$319.9	$156.4	$1,397.2
The increase in goodwill in the Biologics and Specialty Drug Delivery segment relates to the Catalent Indiana acquisition. See Note 2, Business Combinations. As part of the business reorganization discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, the goodwill from the previous Drug Delivery Solutions segment was allocated to the Biologics and Specialty Drug Delivery and Oral Drug Delivery segments in the fourth quarter of fiscal year 2018. The reduction in goodwill in the Softgel Technologies segment relates to the sale of two manufacturing sites in the Asia-Pacific region. The site divestitures were not material either individually or in the aggregate to the segment or to the Company. The Company recorded no impairment charge in the current or prior period related to goodwill.

4.	DEFINITE-LIVED LONG-LIVED ASSETS
The Company’s definite-lived long-lived assets include property, plant, and equipment as well as other intangible assets with definite lives. Refer to Note 16, Supplemental Balance Sheet Information for details related to property, plant and equipment.
The details of other intangible assets subject to amortization as of June 30, 2018 and June 30, 2017, are as follows:

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2018
Amortized intangibles:
Core technology	18 years	$170.8	$(85.3)	$85.5
Customer relationships	14 years	587.0	(140.9)	446.1
Product relationships	12 years	210.5	(197.2)	13.3
Total intangible assets		$968.3	$(423.4)	$544.9

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2017
Amortized intangibles:
Core technology	18 years	$170.3	$(74.8)	$95.5
Customer relationships	14 years	253.0	(106.1)	146.9
Product relationships	12 years	206.9	(176.2)	30.7
Total intangible assets		$630.2	$(357.1)	$273.1
Amortization expense was $62.6 million, $44.3 million, and $46.4 million for the fiscal year ended June 30, 2018, June 30, 2017, and June 30, 2016, respectively. Future amortization expense for the next five years is estimated to be:

(Dollars in millions)	2019	2020	2021	2022	2023
Amortization expense	$63.5	$49.5	$49.5	$49.5	$49.5
The Company impaired definite-lived intangible assets of $0.6 million, $3.4 million, and $0.7 million in the fiscal years ended June 30, 2018, 2017, and 2016, respectively.

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
Other Costs/(Income)
Other costs include settlement charges for claim amounts that the Company deemed to be both probable and reasonably estimable, but is not currently in a position to record under U.S. GAAP any insurance recovery with respect to such costs related to the temporary suspension of operations at a softgel manufacturing facility. Refer to Note 14, Commitments and Contingencies for further discussions of such claims.

The following table summarizes the significant costs recorded within restructuring and other costs:

	Year ended June 30,
(Dollars in millions)	2018	2017	2016
Restructuring costs:
Employee-related reorganization	$11.9	$7.9	$3.7
Asset impairments	—	—	0.4
Facility exit and other costs	0.4	(1.7)	4.9
Total restructuring costs	$12.3	$6.2	$9.0
Other - Temporary suspension customer claims (recoveries)	$(2.1)	$1.8	$—
Total restructuring and other costs	$10.2	$8.0	$9.0

6.	LONG-TERM OBLIGATIONS AND SHORT-TERM BORROWINGS
Long-term obligations and short-term borrowings consist of the following at June 30, 2018 and June 30, 2017:

(Dollars in millions)	Maturity as of June 30, 2018	June 30, 2018	June 30, 2017
Senior Secured Credit Facilities
Term loan facility U.S. dollar-denominated	May 2024	$1,228.4	$1,244.2
Term loan facility euro-denominated	May 2024	358.9	352.0
Euro-denominated 4.75% Senior Notes due 2024	December 2024	438.4	424.3
U.S. dollar-denominated 4.875% Senior Notes due 2026	January 2026	443.8	—
Deferred purchase consideration	September 2021	188.9	—
$200 million revolving credit facility	May 2022	—	—
Capital lease obligations	2020 to 2032	60.8	53.3
Other obligations	2018 to 2019	2.1	5.9
Total		2,721.3	2,079.7
Less: Current portion of long-term obligations and other short-term borrowings		71.9	24.6
Long-term obligations, less current portion		$2,649.4	$2,055.1
Senior Secured Credit Facilities and Third Amendment
In October 2017, Operating Company completed Amendment No. 3 (the "Third Amendment") to its Amended and Restated Credit Agreement, dated as of May 20, 2014 (as subsequently amended, the "Credit Agreement"), governing the senior secured credit facilities that provide U.S. dollar-denominated term loans, euro-denominated term loans, and a revolving credit facility. The Third Amendment lowered the interest rate on U.S. dollar-denominated and euro-denominated term loans and the revolving credit facility and extended the maturity dates on the senior secured credit facilities by three years. The new applicable rate for U.S. dollar-denominated term loans is LIBOR (the London Interbank Offered Rate, subject to a floor of 1.00%) plus 2.25%, which is 0.50% lower than the previous rate, and the new applicable rate for euro-denominated term loans is Euribor (the Euro Interbank Offered Rate published by the European Money Markets Institute, subject to a floor of 1.00%) plus 1.75%, which is 0.75% lower than the previous rate. The new applicable rate for the revolving loans is initially LIBOR plus 2.25%, which is 1.25% lower than the previous rate, and such rate can additionally be reduced to LIBOR plus 2.00% in future periods based on a measure of Operating Company's total leverage ratio. The term loans and revolving loans will now mature in May 2024 and May 2022, respectively.
As of June 30, 2018, the Company has $194.8 million of un-utilized capacity and $5.2 million of outstanding letters of credit under our $200 million revolving credit facility.
Euro-denominated 4.75% Senior Notes due 2024
In December 2016, Operating Company completed a private offering of €380.0 million aggregate principal amount of 4.75% Senior Notes due 2024 (the "Euro Notes"). The Euro Notes are fully and unconditionally guaranteed, jointly and severally, by all of the wholly owned U.S. subsidiaries of Operating Company that guarantee its senior secured credit facilities.

The Euro Notes were offered in the U.S. to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the "Securities Act") and outside the U.S. only to non-U.S. investors pursuant to Regulation S under the Securities Act. The Notes will mature on December 15, 2024, bear interest at the rate of 4.75% per annum and are payable semi-annually in arrears on June 15 and December 15 of each year. The proceeds of the Euro Notes were used to repay $200 million of outstanding borrowings on the U.S. dollar-denominated term loan, pay $81.0 million then outstanding under the revolving credit facility, pay accrued and unpaid interest and certain fees and expenses associated with the offering, fund a previously announced pending acquisition, and provide cash for general corporate purposes. In connection with the Euro Notes offering and subsequent payment of the U.S. dollar-denominated term loan, Operating Company incurred $6.9 million of third-party financing costs, of which $0.6 million was expensed, and a $2.0 million expense related to unamortized debt discount and deferred financing costs, both recorded in other (income) / expense, net in the consolidated statement of operations.
U.S. Dollar-denominated 4.875% Senior Notes due 2026
In October 2017, Operating Company completed a private offering (the "Debt Offering") of $450.0 million aggregate principal amount of 4.875% Senior Notes due 2026 (the "USD Notes"). The USD Notes are fully and unconditionally guaranteed, jointly and severally, by all of the wholly owned U.S. subsidiaries of Operating Company that guarantee its senior secured credit facilities. The USD Notes were offered in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the United States only to non-U.S. investors pursuant to Regulation S under the Securities Act. The USD Notes will mature on January 15, 2026, bear interest at the rate of 4.875% per annum, and are payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2018. The net proceeds of the Debt Offering, after payment of the initial purchasers' discount and related fees and expenses, were used to fund a portion of the consideration for the Catalent Indiana acquisition due at its closing.
Bridge Loan Facility
In September 2017, contemporaneous with the Company entering into the agreement to acquire Catalent Indiana, Operating Company entered into a debt commitment letter with several financial institutions, as commitment parties. Pursuant to the debt commitment letter and subject to its terms and conditions, the commitment parties agreed to provide a senior unsecured bridge loan facility (the "Bridge Facility") of up to $700.0 million in the aggregate for the purpose of providing any back-up financing necessary to fund a portion of the consideration to be paid in the acquisition and related fees, costs, and expenses (the "Bridge Loan Commitment"). In connection with entering into the Bridge Facility, Operating Company incurred $6.1 million of associated fees, which was recorded in prepaid expenses and other in the consolidated balance sheet as of September 30, 2017. Operating Company did not draw on the Bridge Facility to fund the acquisition, the Company expensed the $6.1 million in the second quarter as part of other (income)/expense, net, and the Bridge Facility was closed. See Note 13, Other (Income)/Expense, Net for further discussion of financing costs incurred in the fiscal year.
Deferred Purchase Consideration
In connection with the acquisition of Catalent Indiana in October 2017, $200 million of the $950 million aggregate nominal purchase price is payable in $50 million installments, on each of the first four anniversaries of the closing date. The deferred purchase consideration was recorded at fair value at the date of acquisition, with the remainder treated as imputed interest.
Long-Term and Other Obligations
Other obligations consist primarily of capital leases for buildings and other loans for business and working capital needs.

Maturities of long-term obligations, including capital leases of $60.8 million, and other short-term borrowings for future fiscal years are:

(Dollars in millions)	2019	2020	2021	2022	2023	Thereafter	Total
Maturities of long-term and other obligations	$71.9	67.6	69.8	71.1	24.6	2,442.6	$2,747.6
Debt Issuance Costs
Debt issuance costs associated with Operating Company's term loans, the USD Notes, and the Euro Notes are presented as a reduction to the carrying value of the debt while the debt issuance costs associated with the revolving credit facility are capitalized within prepaid expenses and other assets on the balance sheet. All debt issuance costs are amortized over the life of the related obligation through charges to interest expense in the Consolidated Statements of Operations. The unamortized total of debt issuance costs were $16.0 million and $11.5 million as of June 30, 2018 and June 30, 2017, respectively. Amortization of debt issuance costs totaled $2.5 million and $2.3 million for the fiscal years ended June 30, 2018 and June 30, 2017, respectively.

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
The Credit Agreement also contains change of control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of June 30, 2018, the Company was in compliance with all material covenants related to the Credit Agreement.
Subject to certain exceptions, the Credit Agreement permits Operating Company and its restricted subsidiaries to incur certain additional indebtedness, including secured indebtedness. None of Operating Company’s non-U.S. subsidiaries nor its dormant Puerto Rico subsidiary is a guarantor of the loans.

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
The Euro Notes and the USD Notes
The Indentures governing the Euro Notes and the USD Notes (the "Indentures") contain certain covenants that, among other things, limit the ability of Operating Company and its restricted subsidiaries to incur or guarantee more debt or issue certain preferred shares; pay dividends on, repurchase, or make distributions in respect of their capital stock or make other restricted payments; make certain investments; sell certain assets; create liens; consolidate, merge, sell; or otherwise dispose of all or substantially all of their assets; enter into certain transactions with their affiliates, and designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions, limitations, and qualifications as set forth in the Indentures. The Indentures also contain customary events of default including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of Operating Company or certain of its subsidiaries. Upon an event of default, either the holders of at least 30% in principal amount of each of the then-outstanding Euro Notes or the then-outstanding USD Notes, or either of the Trustees under the Indentures, may declare the applicable notes immediately due and payable; or in certain circumstances, the applicable notes will become automatically immediately due and payable. As of June 30, 2018, Operating Company was in compliance with all material covenants under the Indentures.
Fair Value of Debt Measurements
The estimated fair values of the USD Notes and the Euro Notes, each of which involves a Level 1 fair value estimate, are based on the quoted market prices of the instruments. The estimated fair value of the senior secured credit facilities, which is considered a Level 2 fair value estimate, is based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities and considers collateral, if any. The carrying amounts and the estimated fair values of financial instruments as of June 30, 2018 and June 30, 2017 are as follows:

		June 30, 2018		June 30, 2017
(Dollars in millions)	Fair Value Measurement	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Euro-denominated 4.75% Senior Notes	Level 1	$438.4	$457.6	$424.3	$454.0
U.S. Dollar-denominated 4.875% Senior Notes	Level 1	443.8	428.3	—	—
Senior Secured Credit Facilities & Other	Level 2	1,839.1	1,768.0	1,655.4	1,653.1
Total		$2,721.3	$2,653.9	$2,079.7	$2,107.1

7.	EARNINGS PER SHARE
The reconciliations between basic and diluted earnings per share attributable to Catalent common shareholders for the fiscal years ended June 30, 2018, 2017 and 2016 are as follows (in millions, except share and per share data):

	Year ended June 30,
	2018	2017	2016
Net earnings	$83.6	$109.8	$111.5

Weighted average shares outstanding	131,226,110	124,954,248	124,787,819
Weighted average dilutive securities issuable-stock plans	1,975,106	1,783,537	1,082,275
Total weighted average diluted shares outstanding	133,201,216	126,737,785	125,870,094

Earnings per share:
Basic	$0.64	$0.88	$0.89
Diluted	$0.63	$0.87	$0.89
The computations of diluted earnings per share for the years ended June 30, 2018, 2017, and 2016 exclude the effect of shares potentially issuable under pre-IPO employee stock options totaling 0.4 million, 0.4 million, and 2.2 million options, respectively, because the vesting provisions of those awards specify performance or market-based conditions that had not been met as of the period end. Further, the computations of diluted earnings per share for the years ended June 30, 2018, 2017, and 2016 exclude the effect of shares potentially issuable under employee stock options and restricted stock units of approximately 0.4 million, 0.8 million, and 1.0 million shares, respectively, because they are anti-dilutive.

8.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Risk Management Objective of Using Derivatives
The Company is exposed to fluctuations in the currency exchange rates applicable to its investments in foreign operations. While the Company does not actively hedge against changes in foreign currency, the Company has mitigated the exposure arising from its investments in its European operations by denominating a portion of its debt in euros. At June 30, 2018, the Company had euro-denominated debt outstanding of $797.3 million that qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the effective portion of the translation gains or losses are reported in accumulated other comprehensive income/(loss) as part of the cumulative translation adjustment. The unhedged portions of the translation gains or losses are reported in the Consolidated Statement of Operations. The following table includes net investment hedge activity during the fiscal years ended June 30, 2018 and June 30, 2017:

(Dollars in millions)	June 30, 2018	June 30, 2017
Unrealized foreign exchange gain/(loss) within Other Comprehensive Income	$(12.5)	$(21.3)
Unrealized foreign exchange gain/(loss) within the Consolidated Statement of Operations	$(11.8)	$(21.3)
The net accumulated gain of this net investment as of June 30, 2018 within accumulated other comprehensive income/(loss) was $47.6 million. Amounts are reclassified out of accumulated other comprehensive income/(loss) into earnings when the entity in which the gains and losses reside is either sold or substantially liquidated.

9.	INCOME TAXES
Earnings from continuing operations before income taxes are as follows for the fiscal years ended 2018, 2017, and 2016:

	Fiscal Year Ended June 30,
(Dollars in millions)	2018	2017	2016
U.S. operations	$13.3	$5.0	$60.0
Non-U.S. operations	138.7	130.6	84.9
	$152.0	$135.6	$144.9

The provision /(benefit) for income taxes consists of the following for the fiscal years ended 2018, 2017, and 2016:

	Fiscal Year Ended June 30,
(Dollars in millions)	2018	2017	2016
Current:
Federal	$14.1	$2.1	$(0.6)
State and local	0.1	(0.4)	(0.2)
Non-U.S.	24.9	22.7	26.3
Total current	$39.1	$24.4	$25.5
Deferred:
Federal	$24.2	$1.9	$19.6
State and local	(1.0)	1.4	(4.8)
Non-U.S.	6.1	(1.9)	(6.6)
Total deferred	$29.3	$1.4	$8.2

Total provision	$68.4	$25.8	$33.7

A reconciliation of the provision/(benefit) starting from the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the fiscal years ended 2018, 2017, and 2016:

	Fiscal Year Ended June 30,
(Dollars in millions)	2018	2017	2016
Provision at U.S. federal statutory tax rate	$42.7	$47.4	$50.7
State and local income taxes	3.0	(1.5)	(3.0)
Foreign tax rate differential	(15.4)	(25.7)	(21.7)
Permanent items	2.7	2.9	(2.3)
Unrecognized tax positions	(2.4)	(0.3)	5.6
Tax valuation allowance	1.7	3.1	7.2
Withholding tax and other foreign taxes	1.3	(0.2)	0.6
Change in tax rate	(3.6)	2.0	(3.2)
R&D tax credit	(2.4)	(1.2)	(1.4)
Impact of U.S. tax reform	42.5	—	—
Other	(1.7)	(0.7)	1.2
	$68.4	$25.8	$33.7

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted wide-ranging tax legislation, the Tax Cuts and Jobs Act (the "2017 Tax Act"). The 2017 Tax Act significantly revises U.S. tax law by, among other provisions, (a) lowering the applicable U.S. federal statutory income tax rate from 35% to 21%, (b) creating a partial territorial tax system that includes imposing a mandatory one-time transitional tax on previously deferred foreign earnings, (c) creating provisions regarding the (1) Global Intangible Low Tax Income ("GILTI"), (2) the Foreign Derived Intangible Income ("FDII") deduction, and (3) the Base Erosion Anti-Abuse Tax ("BEAT"), and (d) eliminating or reducing certain income tax deductions, such as interest expense, executive compensation expenses, and certain employee expenses.

ASC 740 requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the 2017 Tax Act’s provisions, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which allows companies to record the tax effects of the 2017 Tax Act on a provisional basis based on a reasonable estimate and then, if necessary, subsequently adjust such amounts during a limited measurement period as more information becomes available. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year from enactment. As a result of the 2017 Tax Act, the Company revised its U.S. federal statutory tax rate for fiscal 2018 to 28.1%.

Measurement of certain income tax effects that can be reasonably estimated (provisional amounts)
For the year ended June 30, 2018, the Company recorded a net charge of $42.5 million within its income tax provision as a provisional estimate of the net accounting impact of the 2017 Tax Act in accordance with SAB 118. The net charge is comprised of the following: (i) expense of $37.0 million related to the mandatory transitional tax for deemed repatriation of deferred foreign income, net of the benefit of associated foreign tax credits; (ii) a $11.4 million charge relating to the impact of provisional changes in the Company's intentions with respect to future repatriation of undistributed earnings from non-U.S. subsidiaries, (iii) a $0.4 million charge related to the change to allowed deductions for executive compensation; and (iv) a benefit of $6.2 million related to a revaluation of the Company’s deferred tax assets and liabilities.
Given the significant complexity of the 2017 Tax Act, anticipated guidance from the U.S. Treasury concerning implementation of the 2017 Tax Act, and the potential for additional guidance from the SEC or the FASB related to the 2017 Tax Act, the provisional estimates that the Company recorded may require adjustment during the measurement period. The provisional estimates were based on the Company’s present understanding of the 2017 Tax Act and other information available as of the time of the estimates, including assumptions and expectations about future events, such as its projected financial performance, and are subject to further refinement as additional information becomes available (including potential new or interpretative guidance issued by the SEC, the FASB, or the Internal Revenue Service). The Company continues to analyze the changes to certain income tax deductions, assess calculations of earnings and profits in certain foreign subsidiaries, including whether those earnings are held in cash or other assets, and gather additional data to compute the full impact of the 2017 Tax

Act on the Company’s deferred and current tax assets and liabilities. Below is a discussion of the material provisional items in this charge.

100% Bonus Depreciation: The Company has provisionally elected to apply 100% bonus depreciation to all eligible assets placed in service after September 27, 2017. In addition, the Company has recorded a provisional amount for the state impact of accelerated depreciation under the 2017 Tax Act based on each state’s historical conformity with pre-2017 Tax Act accelerated depreciation law.

Foreign tax effects: The one-time transitional tax is based on the Company's total post-1986 earnings and profits ("E&P") previously deferred from U.S. income taxes. The Company has determined on a provisional basis that its E&P for all foreign subsidiaries is $225.4 million, which is provisionally offset by current-year losses, net operating loss carryforwards, and foreign tax credits, with a remaining cash tax liability of $2.6 million. The Company's E&P is provisional, as the Company is still refining its calculation of the total post-1986 E&P for its foreign subsidiaries. Further, the transitional tax is based, in part, on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. income taxation and finalize the amounts held in cash or other specified assets.

The Company continues to evaluate whether to assert indefinite reinvestment on a part or all of its foreign earnings as of June 30, 2018 and will record the tax effects of any change in these provisional amounts in accordance with SAB 118. The Company has recorded a provisional estimate of $11.4 million for U.S. and non-U.S. tax related to repatriation of undistributed earnings from certain non-U.S. subsidiaries.

State tax effects: The Company has incorporated the impact of the 2017 Tax Act on a provisional basis into its analysis of the realizability of state deferred tax assets.

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
Other Tax Matters

The income tax provision for the current period is not comparable to the same period of the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in the geographic mix of pretax income and changes in the tax impact of permanent differences and other discrete tax items, which may have unique tax implications depending on the nature of the item. The effective tax rate for the fiscal year ended June 30, 2018 reflects the impact of U.S. tax reform, an increase in the valuation allowance, and the impact of permanent differences, offset by the benefit of an increase in foreign earnings taxed at rates lower than the U.S. statutory rate. The effective tax rate for the fiscal year ended June 30, 2017 reflects the impact of an increase in foreign earnings taxed at rates lower than the U.S. statutory rate. This benefit is offset by an increase in the valuation allowance and the impact of permanent differences, including disallowed transaction costs and deemed dividends, offset by the benefit from the stock compensation deduction and dividend income exempt from tax under local law.
As of June 30, 2018, the Company had $97.2 million of undistributed earnings from non-U.S. subsidiaries that would be subject to U.S. and other income taxes but are intended to be permanently reinvested in the Company's non-U.S. operations. As these earnings are considered permanently reinvested, no U.S. or non-U.S. tax provision has been accrued related to the repatriation of these earnings. It is not feasible to estimate the amount of U.S. tax that might be payable on the eventual remittance of such earnings. The Company does intend to repatriate foreign earnings as a result of the changes wrought by of the 2017 Tax Act. As such, the Company has recorded the U.S. and foreign income tax consequences of this repatriation.
Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The components of the deferred income tax assets and liabilities are as follows at June 30, 2018 and 2017:

	Fiscal Year Ended June 30,
(Dollars in millions)	2018	2017
Deferred income tax assets:
Accrued liabilities	$19.9	$27.4
Equity compensation	12.9	16.4
Loss and tax credit carryforwards	118.9	141.0
Foreign currency	9.5	11.5
Pension	29.4	39.4
Property-related	9.7	9.4
Intangibles	22.5	26.3
Other	1.9	25.7
Euro-denominated debt	11.5	22.8
Total deferred income tax assets	$236.2	$319.9
Valuation allowance	(86.2)	(78.8)
Net deferred income tax assets	$150.0	$241.1

	Fiscal Year Ended June 30,
(Dollars in millions)	2018	2017
Deferred income tax liabilities:
Accrued liabilities	$(0.8)	$(0.8)
Foreign currency	(0.9)	(1.3)
Property-related	(50.2)	(57.6)
Goodwill and other intangibles	(95.6)	(151.1)
Other	(2.1)	(8.1)
Total deferred income tax liabilities	$(149.6)	$(218.9)

Net deferred tax asset/(liability)	$0.4	$22.2

Deferred tax assets and liabilities in the preceding table are in the following captions in the balance sheet at June 30, 2018 and 2017:

	Fiscal Year Ended June 30,
(Dollars in millions)	2018	2017
Non-current deferred tax asset	$32.9	$53.9
Non-current deferred tax liability	32.5	31.7
Net deferred tax asset/(liability)	$0.4	$22.2
At June 30, 2018, the Company has federal net operating loss carryforwards of $30.6 million, all of which are subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). Of this amount, $0.9 million of net operating loss carryforwards were generated in years prior to April 10, 2007, when the Company was owned by Cardinal Health, Inc. ("Cardinal"). The remaining carryforwards are limited as a result of a change in ownership event that occurred when a former Catalent majority shareholder completed a secondary offering of a portion of its shares of the Company’s stock in March 2015. The Company's federal loss carryforwards will expire in fiscal years 2023 through 2036.
At June 30, 2018, the Company has state tax loss carryforwards of $422.2 million. Approximately $49.5 million of these losses are state tax losses generated in periods prior to the period ending June 30, 2007. Substantially all state carryforwards have a twenty-year carryforward period. At June 30, 2018, the Company has international tax loss carryforwards of $145.1 million. Substantially all of these carryforwards are available for at least three years or have an indefinite carryforward period.

The Company had valuation allowances of $86.2 million and $78.8 million as of June 30, 2018 and 2017, respectively, against its deferred tax assets.

The Company considered all available evidence, both positive and negative, in assessing the need for a valuation allowance for deferred tax assets. Four possible sources of taxable income were evaluated when assessing the realization of deferred tax assets:

•	carrybacks of existing net operating losses;

•	future reversals of existing taxable temporary differences;

•	tax planning strategies; and

•	future taxable income exclusive of reversing temporary differences and carryforwards.
The Company considered the need to maintain a valuation allowance on deferred tax assets based on management’s assessment of whether it is more likely than not that the Company would realize the value of its deferred tax assets based on future reversals of existing taxable temporary differences and the ability to generate sufficient taxable income within the carryforward period available under the applicable tax law. Further, there is no prior year to which we can carry back net operating losses. The deferred tax liabilities are expected to reverse in the same period and jurisdiction and are of the same character as the temporary differences giving rise to a portion of the deferred tax assets.
The Company maintained a state valuation allowance on $418 million of apportioned net operating losses. Due to uncertainty around earnings, apportionment, certain restrictions at the state level, and a history of tax losses, anticipated utilization rates were not sufficient to overcome the negative evidence and allow a release. As part of the 2007 acquisition from Cardinal, the Company has been indemnified by Cardinal for tax liabilities that may arise in the future that relate to tax periods prior to April 10, 2007. The indemnification agreement includes, among other taxes, any and all federal, state and international income-based taxes as well as any interest and penalties that may be related thereto.
Similarly, as part of its 2012 purchase of the CTS business from Aptuit, Inc., the Company was indemnified by Aptuit, Inc. for tax liabilities relating to the CTS business that may arise in the future that relate to tax periods prior to February 17, 2012. The indemnification agreement includes, among other taxes, any and all federal, state and international income-based taxes as well as any interest and penalties that may be related thereto.
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

ASC 740 includes guidance on the accounting for uncertainty in income taxes recognized in the financial statements. This standard also provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. As of June 30, 2018, the Company had a total of $2.2 million of unrecognized tax benefits. A reconciliation of unrecognized tax benefits, excluding accrued interest, for June 30, 2018, June 30, 2017, and June 30, 2016 is as follows:

(Dollars in millions)
Balance at June 30, 2015	$66.9
Additions based on tax positions related to the current year	6.2
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(11.0)
Settlements	—
Lapse of the applicable statute of limitations	(0.6)
Balance at June 30, 2016	$61.5
Additions based on tax positions related to the current year	3.3
Additions for tax positions of prior years	0.1
Reductions for tax positions of prior years	(6.8)
Settlements	(5.4)
Lapse of the applicable statute of limitations	(0.2)
Balance at June 30, 2017	$52.5
Additions based on tax positions related to the current year	0.1
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(2.7)
Settlements	(47.5)
Lapse of the applicable statute of limitations	(0.2)
Balance at June 30, 2018	$2.2
Of this amount, $2.2 million and $41.4 million represent the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate as of June 30, 2018 and June 30, 2017, respectively. During the year ended June 30 2018, the Company settled an audit with the U.K. taxing authority, Her Majesty’s Revenue & Customs ("HMRC") for tax years 2009 through 2016 and, as a result of the settlement, also released the reserve related to 2017. The Company made a tax payment in settlement of $33.8 million. In addition, as part of the settlement, the Company agreed to a reduction in its net operating losses of $13.7 million and released the related reserve.
In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including major jurisdictions such as Germany, the U.K., France, the United States, and various states. The Company is no longer subject to examinations by the relevant tax authorities for years prior to fiscal 2009.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2018, the Company has $2.0 million of accrued interest related to uncertain tax positions, a decrease of $3.0 million from the prior year, the majority of which relates to the settlement with HMRC. The Company had $5.0 million and $5.6 million of accrued interest related to uncertain tax positions as of June 30, 2017 and 2016, respectively. The portion of such interest and penalties subject to indemnification by Cardinal is $1.6 million, a decrease of $0.2 million from the prior year.

10.	EMPLOYEE RETIREMENT BENEFIT PLANS
The Company sponsors various retirement plans, including defined benefit pension plans and defined contribution plans. Substantially all of the Company’s domestic non-union employees are eligible to participate in employer-sponsored retirement savings plans, which include plans created under Section 401(k) of the Internal Revenue Code, which plans provide for the Company to match a portion of employee contributions. The Company’s contributions to the plans are discretionary but are subject to certain minimum requirements as specified in the plans under law. The Company uses a measurement date of June 30 for all of its retirement and postretirement benefit plans.
In addition, the Company has recorded obligations related to its withdrawal from a multi-employer pension plan related to three former sites. The Company’s withdrawal from this multi-employer pension plan has been classified as a mass withdrawal under the Multiemployer Pension Plan Amendments Act of 1980, as amended, and the Pension Protection Act of 2006. The withdrawal from the plan resulted in the recognition of liabilities associated with the Company’s long-term obligations in prior-year periods not presented, which were primarily recorded as an expense within discontinued operations. The estimated discounted value of the projected contributions related to these plans is $39.0 million and $39.1 million as of June 30, 2018 and June 30, 2017, respectively. The annual cash impact associated with the Company’s long-term obligation arising from this plan is $1.7 million per year.

The following table provides a reconciliation of the change in projected benefit obligation and fair value of plan assets for the defined benefit retirement and other retirement plans, excluding the multi-employer pension plan liability:

	Retirement Benefits		Other Post-Retirement Benefits
	June 30,		June 30,
(Dollars in millions)	2018	2017	2018	2017
Accumulated Benefit Obligation	$322.7	$322.4	$2.8	$2.8

Change in Benefit Obligation
Benefit obligation at beginning of year	330.6	336.6	2.8	3.6
Company service cost	3.5	3.2	—	—
Interest cost	7.3	6.6	—	0.1
Employee contributions	0.3	—	—	—
Plan amendments	—	—	—	—
Curtailments	—	—	—	—
Settlements	(0.2)	—	—	—
Special termination benefits	—	—	—	—
Divestitures	—	—	—	—
Other	—	5.5	—	—
Benefits paid	(14.8)	(11.0)	(0.2)	(0.8)
Actual expenses	—	—	—	—
Actuarial (gain)/loss	(4.5)	(6.4)	0.2	(0.1)
Exchange rate gain/(loss)	8.9	(3.9)	—	—
Benefit obligation at end of year	331.1	330.6	2.8	2.8

Change in Plan Assets
Fair value of plan assets at beginning of year	244.6	227.6	—	—
Actual return on plan assets	10.6	18.4	—	—
Company contributions	11.2	10.6	0.2	0.7
Employee contributions	0.3	—	—	—
Settlements	(0.2)	—	—	—
Special company contributions to fund termination benefits	—	—	—	—
Divestitures	—	—	—	—
Other	—	4.5	—	—
Benefits paid	(14.8)	(11.0)	(0.2)	(0.7)
Actual expenses	—	—	—	—
Exchange rate gain/(loss)	6.4	(5.5)	—	—
Fair value of plan assets at end of year	258.1	244.6	—	—

Funded Status
Funded status at end of year	(73.0)	(86.0)	(2.8)	(2.8)
Employer contributions between measurement date and reporting date	—	—	—	—
Net pension asset (liability)	(73.0)	(86.0)	(2.8)	(2.8)

The following table provides a reconciliation of the net amount recognized in the Consolidated Balance Sheets:

	Retirement Benefits		Other Post-Retirement Benefits
	June 30,		June 30,
(Dollars in millions)	2018	2017	2018	2017
Amounts Recognized in Statement of Financial Position
Noncurrent assets	$18.0	$2.7	$—	$—
Current liabilities	(0.8)	(0.8)	(0.3)	(0.3)
Noncurrent liabilities	(90.2)	(87.9)	(2.5)	(2.5)
Total asset/(liability)	(73.0)	(86.0)	(2.8)	(2.8)

Amounts Recognized in Accumulated Other Comprehensive Income
Transition (asset)/obligation	—	—	—	—
Prior service cost	(0.5)	(0.5)	—	—
Net (gain)/loss	53.0	58.2	(1.1)	(1.5)
Total accumulated other comprehensive income at the end of the year	52.5	57.7	(1.1)	(1.5)

Additional Information for Plan with ABO in Excess of Plan Assets
Projected benefit obligation	157.8	153.1	2.8	2.8
Accumulated benefit obligation	152.1	147.5	2.8	2.8
Fair value of plan assets	66.7	64.5	—	—

Additional Information for Plan with PBO in Excess of Plan Assets
Projected benefit obligation	157.8	153.1	2.8	2.8
Accumulated benefit obligation	152.1	147.5	2.8	2.8
Fair value of plan assets	66.7	64.5	—	—

Components of Net Periodic Benefit Cost
Service cost	3.5	3.2	—	—
Interest cost	7.3	6.6	—	0.1
Expected return on plan assets	(11.9)	(11.0)	—	—
Amortization of unrecognized:
Transition (asset)/obligation	—	—	—	—
Prior service cost	—	—	—	—
Net (gain)/loss	2.4	4.4	(0.1)	(0.2)
Net periodic benefit cost	1.3	3.2	(0.1)	(0.1)

	Retirement Benefits		Other Post-Retirement Benefits
	June 30,		June 30,
(Dollars in millions)	2018	2017	2018	2017
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net (gain)/loss arising during the year	$(3.1)	$(13.8)	0.2	(0.1)
Prior service cost (credit) during the year	—	—	—	—
Transition asset/(obligation) recognized during the year	—	—	—	—
Prior service cost recognized during the year	—	—	—	—
Net gain/(loss) recognized during the year	(2.4)	(4.4)	0.1	0.1
Exchange rate gain/(loss) recognized during the year	0.3	(0.5)	—	—
Total recognized in other comprehensive income	$(5.2)	$(18.7)	$0.3	$—
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income
Total recognized in net periodic benefit cost and other comprehensive income	$(3.9)	$(15.5)	$0.3	$(0.1)
Estimated Amounts to be Amortized from Accumulated Other Comprehensive Income into Net Periodic Benefit Cost
Amortization of:
Transition (asset)/obligation	$—	$—	$—	$—
Prior service cost/(credit)	—	—	—	—
Net (gain)/loss	2.6	2.3	(0.1)	(0.1)
Financial Assumptions Used to Determine Benefit Obligations at the Balance Sheet Date
Discount rate (%)	2.50%	2.49%	3.79%	3.28%
Rate of compensation increases (%)	2.03%	2.09%	n/a	n/a
Financial Assumptions Used to Determine Net Periodic Benefit Cost for Financial Year
Discount rate (%)	2.49%	2.33%	3.28%	2.89%
Rate of compensation increases (%)	2.04%	2.09%	n/a	n/a
Expected long-term rate of return (%)	5.09%	5.46%	n/a	n/a
Expected Future Contributions
Fiscal year 2019	$9.4	$10.3	$0.3	$0.3

	Retirement Benefits		Other Post-Retirement Benefits
	June 30,		June 30,
(Dollars in millions)	2018	2017	2018	2017
Expected Future Benefit Payments
Financial year
2019	$11.0	$10.8	$0.3	$0.3
2020	12.2	10.6	0.3	0.3
2021	11.8	12.3	0.3	0.3
2022	12.3	11.6	0.3	0.2
2023	13.2	12.1	0.2	0.2
2024-2028	77.7	73.7	1.0	0.9

Actual Asset Allocation (%)
Equities	22.7%	22.9%	—%	—%
Government bonds	28.9%	27.0%	—%	—%
Corporate bonds	14.1%	12.5%	—%	—%
Property	2.4%	2.5%	—%	—%
Insurance contracts	9.3%	9.2%	—%	—%
Other	22.6%	25.9%	—%	—%
Total	100.0%	100.0%	—%	—%

Actual Asset Allocation (Amount)
Equities	$58.7	$56.0	—	—
Government bonds	74.5	66.0	—	—
Corporate bonds	36.4	30.5	—	—
Property	6.2	6.2	—	—
Insurance contracts	24.0	22.5	—	—
Other	58.3	63.4	—	—
Total	258.1	244.6	—	—

Target Asset Allocation (%)
Equities	22.8%	23.8%	—%	—%
Government bonds	29.7%	29.6%	—%	—%
Corporate bonds	13.6%	12.1%	—%	—%
Property	2.9%	2.7%	—%	—%
Insurance contracts	10.1%	10%	—%	—%
Other	20.9%	21.8%	—%	—%
Total	100.0%	100.0%	—%	—%
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

•	Other assets as of June 30, 2018 and June 30, 2017, including $26.9 million and $36.6 million of investments in hedge funds related to the Company's U.K. pension plan, are classified as Level 2.

The following table provides a summary of plan assets that are measured in fair value as of June 30, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall:

(Dollars in millions)	Level 1	Level 2	Level 3	Investments Measured at Net Asset Value	Total Assets

Equity securities	$1.8	$56.9	$—	$—	$58.7
Debt securities	0.1	110.8	—	—	110.9
Real estate	0.4	3.9	—	1.9	6.2
Other	0.7	60.7	20.9	—	82.3
Total	$3.0	$232.3	$20.9	$1.9	$258.1

Level 3 other assets consist of an insurance contract in the U.K. to fulfill the benefit obligations for a portion of the participant benefits. The value of this commitment is determined using the same assumptions and methods used to value the UK Retirement & Death Benefit Plan pension liability. Level 3 other assets also include the partial funding of a pension liability relating to current and former employees of the Company’s Eberbach, Germany facility through a Company promissory note or loan with an annual rate of interest of 5%. The value of this commitment fluctuates due to contributions and benefit payments in addition to loan interest.
The following table provides a summary of plan assets that are measured in fair value as of June 30, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall:

(Dollars in millions)	Level 1	Level 2	Level 3	Investments Measured at Net Asset Value	Total Assets

Equity securities	$—	$56.0	$—	$—	$56.0
Debt securities	—	96.5	—	—	96.5
Real estate	—	4.5	—	1.7	6.2
Other	—	65.8	20.1	—	85.9
Total	$—	$222.8	$20.1	$1.7	$244.6

Level 3 other assets consist of an insurance contract in the U.K. to fulfill the benefit obligations for a portion of the participant benefits. The value of this commitment is determined using the same assumptions and methods used to value the UK Retirement & Death Benefit Plan pension liability. Level 3 other assets also include the partial funding of a pension liability relating to current and former employees of the Company’s Eberbach, Germany facility through a Company promissory note or loan with an annual rate of interest of 5%. The value of this commitment fluctuates due to contributions and benefit payments in addition to loan interest.

The following table provides a reconciliation of the beginning and ending balances of level 3 assets as well as the changes during the period attributable to assets held and those purchases, sales, settlements, contributions and benefits that were paid:
Asset Category Allocations - June 30, 2018

Total (Level 3)	Fair Value Measurement	Fair Value Measurement	Fair Value Measurement
(Dollars in millions)	Using Significant	Using Significant	Using Significant
	Unobservable Inputs	Unobservable Inputs	Unobservable Inputs
	Total (Level 3)	Insurance Contracts	Other
Beginning Balance at June 30, 2017	$20.1	$3.0	$17.1
Actual return on plan assets:
Relating to assets still held at the reporting date	1.5	0.1	1.4
Relating to assets sold during the period	—	—	—
Purchases, sales, settlements, contributions and benefits paid	(1.8)	(0.2)	(1.6)
Transfers in and/or out of Level 3	1.1	—	1.1
Ending Balance at June 30, 2018	$20.9	$2.9	$18.0
The investment policy reflects the long-term nature of the plans’ funding obligations. The assets are invested to provide the opportunity for both income and growth of principal. This objective is pursued as a long-term goal designed to provide required benefits for participants without undue risk. It is expected that this objective can be achieved through a well-diversified asset portfolio. All equity investments are made within the guidelines of quality, marketability, and diversification mandated by the Employee Retirement Income Security Act of 1974, as amended ("ERISA") (for plans subject to ERISA) and other relevant legal requirements. Investment managers are directed to maintain equity portfolios at a risk level approximately equivalent to that of the specific benchmark established for that portfolio. Assets invested in fixed income securities and pooled fixed-income portfolios are managed actively to pursue opportunities presented by changes in interest rates, credit ratings, or maturity premiums.

	Other Post-Retirement Benefits
	2018	2017

Assumed Healthcare Cost Trend Rates at the Balance Sheet Date
Healthcare cost trend rate – initial (%)
Pre-65	n/a	n/a
Post-65	(1.42)%	8.02%
Healthcare cost trend rate – ultimate (%)
Pre-65	n/a	n/a
Post-65	4.83%	4.81%
Year in which ultimate rates are reached
Pre-65	n/a	n/a
Post-65	2026	2026
Effect of 1% Change in Healthcare Cost Trend Rate
Healthcare cost trend rate up 1%
on APBO at balance sheet date	$120,821	$122,687
on total service and interest cost	3,118	2,884
Effect of 1% Change in Healthcare Cost Trend Rate
Healthcare cost trend rate down 1%
on APBO at balance sheet date	$(108,873)	$(109,956)
on total service and interest cost	(2,804)	(2,583)

Expected Future Contributions
Fiscal year 2019	$311,318	$277,080

11.	EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Description of Capital Stock
The Company is authorized to issue 1,000,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. In accordance with the Company’s amended and restated certificate of incorporation, each share of common stock has one vote, and the common stock votes together as a single class.
Public Stock Offering
On September 29, 2017, the Company completed a public offering of its common stock (the "2017 Equity Offering"), pursuant to which the Company sold 7.4 million shares, including shares sold pursuant to an exercise of the underwriters' over-allotment option, at a price of $39.10 per share, before underwriting discounts and commissions. Net of these discounts and commissions and other offering expenses, the Company's proceeds from the 2017 Equity Offering, including the over-allotment exercise, totaled $277.8 million. The net proceeds of the 2017 Equity Offering, after payment of the discount and related fees and expenses, were used to fund a portion of the consideration for the Catalent Indiana acquisition due at its closing.
See also Note 18, concerning a public offering of the Company's common stock that occurred after June 30, 2018.
Outstanding Stock
Shares outstanding include shares of unvested restricted stock. Unvested restricted stock included in reportable shares outstanding was 0.4 million shares as of June 30, 2018. Shares of unvested restricted stock are excluded from the calculation of basic weighted average shares outstanding, but their dilutive impact is added back in the calculation of diluted weighted average shares outstanding.
Accumulated other comprehensive income/(loss)
Accumulated other comprehensive income/(loss) by component and changes for the fiscal years June 30, 2018, June 30, 2017, and June 30, 2016 consist of:

(Dollars in millions)	Foreign Currency Translation Adjustments	Available for Sale Investment Adjustments	Deferred Compensation	Pension Liability Adjustments	Other Comprehensive Income/(Loss)
Balance at June 30, 2015	$(130.0)	$—	$3.8	$(47.8)	$(174.0)
Activity, net of tax	(118.8)	—	(3.8)	(9.1)	(131.7)
Balance at June 30, 2016	(248.8)	—	—	(56.9)	(305.7)
Activity, net of tax	(31.9)	10.5	—	13.0	(8.4)
Balance at June 30, 2017	(280.7)	10.5	—	(43.9)	(314.1)
Activity, net of tax	(4.4)	(11.6)	—	4.3	(11.7)
Balance at June 30, 2018	$(285.1)	$(1.1)	$—	$(39.6)	$(325.8)

The Company held an investment in a specialty pharmaceutical company, which was treated as a cost method investment prior to the second quarter of fiscal 2017. In the second quarter of fiscal 2017, the specialty pharmaceutical company became publicly traded after an initial public offering, and, as a result, the Company recognized an initial unrealized gain on the investment of $15.3 million, net of tax. The Company recorded an other-than-temporary impairment in the fourth quarter of fiscal 2018, and the investment has been fully impaired. This amount is reflected in accumulated other comprehensive income.

The components of the changes in the cumulative translation adjustment, minimum pension liability, and available for sale investment for the fiscal years ended June 30, 2018, June 30, 2017, and June 30, 2016 consists of:

	Year Ended June 30,
(Dollars in millions)	2018	2017	2016
Foreign currency translation adjustments:
Net investment hedge	$(12.5)	$(21.3)	$1.8
Long term inter-company loans	9.3	(14.3)	(65.0)
Translation adjustments	(10.1)	(3.8)	(54.9)
Total foreign currency translation adjustments, pretax	(13.3)	(39.4)	(118.1)
Tax expense/(benefit)	(8.9)	(7.5)	0.7
Total foreign currency translation adjustments, net of tax	$(4.4)	$(31.9)	$(118.8)

Net change in minimum pension liability
Net gain/(loss) arising during the year	$2.9	$13.9	$(16.4)
Net (gain)/loss recognized during the year	2.3	4.3	3.4
Foreign exchange translation and other	(0.3)	0.5	(0.2)
Total minimum pension liability, pretax	4.9	18.7	(13.2)
Tax expense/(benefit)	0.6	5.7	(4.1)
Net change in minimum pension liability, net of tax	$4.3	$13.0	$(9.1)

Net change in available for sale investment:
Net gain/(loss) arising during the year	$(16.2)	$16.2	$—
Net (gain)/loss recognized during the year	—	—	—
Foreign exchange translation and other	—	—	—
Total change in available for sale investment, pretax	(16.2)	16.2	—
Tax expense/(benefit)	(4.6)	5.7	—
Net change in available for sale investment, net of tax	$(11.6)	$10.5	$—

12.	EQUITY-BASED COMPENSATION
The Company’s stock-based compensation is comprised of stock options, restricted stock units, and restricted stock.
2007 Stock Incentive Plan
Awards issued under the Company’s pre-IPO incentive compensation plan, known as the 2007 PTS Holdings Corp. Stock Incentive Plan, as amended (the "2007 Plan"), were generally issued for the purpose of retaining key employees and directors.
2014 Omnibus Incentive Plan
In connection with the IPO, the Company’s Board of Directors adopted, and the holder of a majority of the shares approved, the 2014 Omnibus Incentive Plan effective July 31, 2014 (the "2014 Plan"). The 2014 Plan provides certain members of management, employees, and directors of the Company and its subsidiaries with the opportunity to obtain various incentives, including grants of stock options, restricted stock units, and restricted stock. Awards in respect of a maximum of 6,700,000 shares of common stock may be issued under the 2014 Plan.
Stock Compensation Expense
Stock compensation expense recognized in the consolidated statements of income was $27.2 million, $20.9 million and $10.8 million in fiscal 2018, 2017, and 2016, respectively. All stock compensation expense is classified in selling, general and administrative expenses along with other compensation earned by participants. Stock compensation expense is based on awards expected to vest, the Company has elected to account for forfeitures as they occur.

Stock Options
The Company adopted two forms of non-qualified stock option agreements (each, a "Form Option Agreement") for awards granted under the 2007 Plan. Under the Company’s Form Option Agreement adopted in 2009, a portion of the stock option awards vest in equal annual installments over a five-year period contingent solely upon the participant’s continued employment with the Company, or one of its subsidiaries, another portion of the stock option awards vest over a specified performance period upon achievement of pre-determined operating performance targets over time, and the remaining portion of the stock option awards vest upon realization of certain internal rates of return or multiple of investment goals. Under the Company’s other Form Option Agreement, adopted in 2013, a portion of the stock option awards vest over a specified performance period upon achievement of pre-determined operating performance targets over time while the other portion of the stock option awards vest upon realization of a specified multiple of investment goal. The Form Option Agreements include certain forfeiture provisions upon a participant’s separation from service with the Company. Following the IPO, the Company decided not to grant any further award under the 2007 Plan; however, all outstanding awards granted prior to the IPO remained outstanding in accordance with the terms of the 2007 Plan.
Stock options were also granted under the 2014 Plan during fiscal 2018, 2017, and 2016 for selected executives of the Company, with an aggregate intrinsic value of $2.3 million, $5.3 million and $0 million, which represents approximately 442,000, 516,000, and 369,000 shares of common stock for the fiscal 2018, 2017, and 2016 grants, respectively. Each stock option vests in equal annual installments over a four-year period from the date of grant, contingent upon the participant’s continued employment with the Company.
Methodology and Assumptions
All outstanding stock options have an exercise price equal to the fair market value on the date of grant. All outstanding stock options have a contractual term of 10 years, subject to forfeiture under certain conditions upon separation of employment. The grant-date fair value, adjusted for estimated forfeitures, is recognized as expense on a graded-vesting basis over the vesting period. The fair value of stock options is determined using the Black-Scholes-Merton option pricing model for service and performance-based awards, and an adaptation of the Black-Scholes-Merton option valuation model, which takes into consideration the internal rate of return thresholds, for market-based awards. This model adaptation is essentially equivalent to the use of a path dependent-lattice model.
The weighted average of assumptions used in estimating the fair value of stock options granted during each year were as follows:

	Year Ended June 30,
	2018	2017	2016
Expected volatility	24% - 27%	25% - 27%	28% - 31%
Expected life (in years)	6.25	6.25	6.25
Risk-free interest rates	1.9% - 2.1%	1.2% - 1.3%	1.5% - 1.7%
Dividend yield	None	None	None
The Company commenced public trading of its common stock upon its IPO in July 2014, and, as a result, has limited relevant historical volatility experience; therefore, the expected volatility assumption is based on the historical volatility of the closing share prices of a comparable peer group. The Company selected peer companies from the pharmaceutical industry with similar characteristics, including market capitalization, number of employees and product focus. In addition, since the Company does not have a pattern of exercise behavior of option holders, the Company used the simplified method to determine the expected life of each option, which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest-rate for the expected life of the option is based on the comparable U.S. Treasury yield curve in effect at the time of grant. The weighted-average grant-date fair value of stock options in fiscal 2018, 2017, and 2016 was $10.39 per share, $7.13 per share and $10.68 per share, respectively.

The following table summarizes stock option activity and shares subject to outstanding options for the year ended June 30, 2018:

		Time			Performance			Market
	Weighted		Weighted			Weighted			Weighted
	Average	Number	Average	Aggregate	Number	Average	Aggregate	Number	Average	Aggregate
	Exercise	of	Contractual	Intrinsic	of	Contractual	Intrinsic	of	Contractual	Intrinsic
	Price	shares	Term	Value	shares	Term	Value	shares	Term	Value
Outstanding as of June 30, 2017	$20.15	1,821,616	7.13	$23,380,986	623,722	5.72	$10,587,364	340,068	3.21	$7,661,773
Granted	$35.98	441,901	—	—	—	—	—	—	—	—
Exercised	$16.79	(411,379)	—	8,562,833	(23,427)	—	491,537	(222,601)	—	6,289,313
Forfeited	$25.80	(139,302)	—	—	(49,672)	—	—	—	—	—
Expired / Canceled	$—	—	—	—	—	—	—	—	—	—
Outstanding as of June 30, 2018	$23.57	1,712,836	7.01	27,418,051	550,623	4.79	13,052,439	117,467	3.35	3,154,413
Vest and expected to vest as of June 30, 2018	$24.35	1,712,836	7.01	27,418,051	250,365	4.54	5,768,641	117,467	3.35	3,154,413
Vested and exercisable as of June 30, 2018	$19.54	718,232	5.56	$15,040,412	236,337	4.26	$5,135,857	117,467	3.35	$3,154,413
In fiscal 2018, participants exercised options to purchase approximately 240,000 net settled shares, resulting in $5.5 million of cash paid on behalf of participants for withholding taxes. The intrinsic value of the options exercised in fiscal 2018 was $15.3 million. The total fair value of options vested during the period was $3.6 million.
In fiscal 2017, participants exercised options to purchase approximately 304,000 net settled shares, resulting in $5.4 million of cash paid on behalf of participants for withholding taxes. The intrinsic value of the options exercised in fiscal 2017 was $14.9 million. The total fair value of options vested during the period was $4.0 million.
As of June 30, 2018, $2.1 million of unrecognized compensation cost related to granted and not forfeited stock options is expected to be recognized as expense over a weighted-average period of approximately 2.7 years.
Restricted Stock and Restricted Stock Units
The Company may grant to members of management and the Company's board of directors under the 2014 Plan shares of restricted stock and units each representing the right to one share of common stock ("restricted stock units"). The Company has granted to directors and members of management restricted stock units and restricted stock that vest over specified periods of time as well as restricted stock units and restricted stock that have certain performance-related vesting requirements ("performance share units" and "performance shares," respectively). The restricted stock and restricted stock units granted during fiscal 2018 and 2017 had grant date fair values aggregating $44.6 million and $24.8 million, respectively, which represent approximately 1,275,000 and 984,000 shares of common stock, respectively. Under the 2014 Plan, the performance shares and performance share units vest upon achieving Company financial performance metrics established at the outset of the three-year performance period associated with each grant. The metrics for the fiscal 2015 performance share unit grant were based on performance against a mix of cumulative revenue and cumulative Adjusted EBITDA targets, and these grants vested in fiscal 2018 based on achievement against those targets. Note that Adjusted EBITDA (which is called "Consolidated EBITDA" in the Credit Agreement) is calculated based on the definition in the Credit Agreement, is not defined under U.S. GAAP, and is subject to important limitations. The metrics for the fiscal 2016, 2017, and 2018 performance share and performance share unit grants were based on performance against a mix of adjusted earnings-per-share ("EPS") targets and relative total shareholder return ("RTSR") targets. Note that adjusted EPS is calculated as a quotient of tax-effected Adjusted EBITDA by the weighted average number of fully diluted shares, is not defined under U.S. GAAP, and is subject to important limitations. The performance shares and performance share units vest following the end of their respective three-year performance periods upon a determination of achievement relative to the targets. Each quarter during the period in which the performance shares and performance share units are outstanding, the Company estimates the likelihood of such achievement by the end of the performance period in order to determine the probability of vesting. The number of shares actually earned at the end of the three-year period will vary, based only on actual performance, from 0% to 200%, or from 0% to 150%, of the target number of performance shares or performance share units specified on the date of grant, in the case of adjusted EPS and RTSR grants, respectively. Time-based restricted stock units and restricted stock vest on the second or third anniversary of the date of grant subject to the participant’s continued employment with the Company.

Methodology and Assumptions - Expense Recognition and Grant Date Fair Value
The fair values of (a) time-based restricted stock units and restricted stock are recognized as expense on a cliff-vesting schedule over the vesting period of two to three years and (b) performance shares and performance share units are re-assessed quarterly as discussed above.
The grant date fair values of both time-based and performance-based shares and units are determined based on the number of shares subject to the grants and the fair value of the Company’s common stock on the dates of the grants, as determined by the closing market prices.
Time-Based Restricted Stock Units and Restricted Stock
The following table summarizes activity in unvested time-based restricted stock units and restricted stock for the year ended June 30, 2018:

	Time-Based Stock and Units	Weighted Average Grant-Date Fair Value
Unvested as of June 30, 2017	914,911	$25.34
Granted	487,080	38.64
Vested	270,895	22.65
Forfeited	126,860	30.96
Unvested as of June 30, 2018	1,004,236	$31.81

Adjusted EPS and Other Performance Shares and Performance Share Units
The following table summarizes activity in unvested adjusted EPS and Other performance shares and performance share units for the year ended June 30, 2018:

	EPS and Other Shares and Units	Weighted Average Grant-Date Fair Value
Unvested as of June 30, 2017	660,600	$24.81
Granted	442,565	31.92
Vested	348,574	22.26
Forfeited	176,735	29.68
Unvested as of June 30, 2018	577,856	$30.30

RTSR Performance Shares and Performance Share Units
The fair value of the RTSR performance shares and performance share units is determined using the Monte Carlo pricing model because the number of shares to be awarded is subject to a market condition. The Monte Carlo simulation is a generally accepted statistical technique used to simulate a range of possible future outcomes. Because the valuation model considers a range of possible outcomes, compensation cost is recognized regardless of whether the market condition is actually satisfied.
The assumptions used in estimating the fair value of the RTSR performance shares and performance share units granted during each year were as follows:

Year Ended June 30,
	2018	2017
Expected volatility	32% - 33%	32% - 35%
Expected life (in years)	2.4 - 2.9	2.4 - 2.9
Risk-free interest rates	1.4% - 2.1%	0.85% - 1.36%
Dividend yield	None	None

The following table summarizes activity in unvested RTSR performance shares and performance share units for the year ended June 30, 2018:

	RTSR Shares and Units	Weighted Average Grant-Date Fair Value
Unvested as of June 30, 2017	306,634	$30.30
Granted	344,990	33.76
Vested	—	—
Forfeited	168,527	31.15
Unvested as of June 30, 2018	483,097	$32.47
In fiscal 2018, participants vested and settled 420,000 net settled shares, resulting in $8.2 million of cash paid on behalf of participants for withholding taxes. In fiscal 2017, participants vested and settled 33,000 net settled shares, resulting in $0.0 million of cash paid on behalf of participants for withholding taxes.
As of June 30, 2018, $24.0 million of unrecognized compensation cost related to restricted stock and restricted stock units is expected to be recognized as expense over a weighted-average period of approximately 1.8 years. The weighted-average grant-date fair value of restricted stock and restricted stock units in fiscal years 2018, 2017, and 2016 was $34.99, $25.20, and $32.82, respectively. The fair value of restricted stock units vested in fiscal 2018, 2017, and 2016 was $13.6 million, $1.1 million, and $1.2 million, respectively. No restricted stock vested in fiscal 2018, 2017, or 2016.

13.	OTHER (INCOME) / EXPENSE, NET
The components of Other (Income) / Expense, net for the twelve months ended June 30, 2018, 2017, and 2016 are as follows:

	Twelve Months Ended June 30,
(Dollars in millions)	2018	2017	2016
Other (income)/expense, net
Debt refinancing costs (1)	$11.8	$4.3	$—
Foreign currency (gains) and losses (2)	(4.6)	4.2	(12.6)
Other (3)	0.5	—	(3.0)
Total other (income)/expense	$7.7	$8.5	$(15.6)

(1)
The expense in the twelve months ended June 30, 2018 includes $11.8 million of financing charges related to the Debt Offering and the Third Amendment and a $6.1 million charge for commitment fees paid during the first quarter of fiscal 2018 on the Bridge Facility. The twelve months ended June 30, 2017 include financing charges of $4.3 million related to the December 2016 offering of the Euro Notes and repricing and partial paydown of the Company's term loans under its senior secured credit facilities.

(2)	Foreign currency (gains) and losses include both cash and non-cash transactions.
(3) Included within Other are realized gains associated with the sale of available-for-sale investments of $3.8 million during the fiscal year ended June 30, 2016.

14.	COMMITMENTS AND CONTINGENCIES
Previous regulatory suspension of a manufacturing facility
The Company continues to resolve claims stemming from a prior, temporary, regulatory suspension of one of our manufacturing facilities. To date, more than 30 customers of the facility have presented claims against the Company for alleged losses, including lost profits and other types of indirect or consequential damages that they have allegedly suffered due to the temporary suspension, or have reserved their right to do so subsequently. The Company is unable to estimate at this time either the total value of claims asserted, or that are reasonably possible to be asserted, with respect to this matter or the likely cost to resolve them, although (a) through June 30, 2018, the Company settled 22 customer claims and (b) certain remaining customers have presented the Company with support for other claims having an aggregate claim value of approximately $1 million. To date, none of the asserted claims takes into account limitations of liability in the contracts governing these claims or any other defense that the Company may assert. In addition, the Company may have insurance for additional costs it may incur as a result of such claims, subject to various deductibles and other limitations, but there can be no assurance as to the aggregate amount or timing of insurance recoveries against any such costs.
SEC inquiry into Juniper Pharmaceuticals, Inc.
On August 14, 2018, Operating Company acquired Juniper Pharmaceuticals, Inc., a Delaware corporation (“Juniper”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) between Operating Company and Juniper. On November 14, 2016, Juniper filed with the SEC restated audited consolidated financial statements for the fiscal years ended December 31, 2013 through December 31, 2015, including the unaudited consolidated financial information for each quarterly period within the fiscal years ended December 31, 2014 and 2015, and restated unaudited consolidated financial statements for the quarters ended March 31, 2016 and June 30, 2016 and the related quarters in 2015, in order to correct certain timing errors regarding how it recognized revenue from a supply contract with an affiliate of Merck KGaA. On January 24, 2017, Juniper received a subpoena from the SEC requesting information concerning these restatements and related issues. Juniper responded to the subpoena and is cooperating with the SEC’s inquiry, including the taking of testimony from former Juniper employees and others. The Company understands that the inquiry is ongoing but does not believe the outcome of the investigation will be material to it; nonetheless, the Company cannot can provide any assurance regarding that outcome.
Other
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
Rental Payments and Expense
The future minimum rental payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year at June 30, 2018 are:

(Dollars in millions)	2019	2020	2021	2022	2023	Thereafter	Total
Minimum rental payments	$10.5	$7.0	$6.1	$5.4	$4.9	$12.5	$46.4
Rental expense relating to operating leases was $16.4 million, $13.2 million, and $9.5 million for the fiscal years ended June 30, 2018, 2017, and 2016, respectively. Sublease rental income was not material for any period presented.
15. SEGMENT AND GEOGRAPHIC INFORMATION
As discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, the Company conducts its business within the following segments: Softgel Technologies, Biologics and Specialty Drug Delivery, Oral Drug Delivery, and Clinical Supply Services. The Company evaluates the performance of its segments based on segment earnings before non-controlling interest, other (income)/expense, impairments, restructuring costs, interest expense, income tax (benefit)/expense, and depreciation and amortization ("Segment EBITDA"). The Company considers its reporting segments' results in the context of a similar Company-wide measure: EBITDA from continuing operations, which the Company defines as consolidated earnings from continuing operations before interest expense, income tax (benefit)/expense, depreciation and amortization, adjusted for the income or loss attributable to non-controlling interest. Neither Segment EBITDA nor EBITDA from continuing operations is defined under U.S. GAAP, and neither is a measure of operating income, operating performance, or liquidity presented in accordance with U.S. GAAP. Each of these non-GAAP measures is subject to important limitations. This Note to the consolidated financial statements includes information concerning Segment EBITDA and EBITDA from continuing operations in order to provide supplemental information that the Company considers relevant for the readers of the consolidated financial statements, and such information is not meant to replace or supersede U.S. GAAP measures. The Company’s presentation of Segment EBITDA and EBITDA from continuing operations may not be comparable to similarly titled measures used by other companies. The most directly comparable U.S. GAAP measure to EBITDA from continuing operations is earnings/(loss) from continuing operations. Included in this Note is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations.
The following tables include net revenue and Segment EBITDA for each of the Company's current reporting segments during the fiscal years ended June 30, 2018, June 30, 2017, and June 30, 2016 (restated in accordance with ASC 280):

(Dollars in millions)	Fiscal Year Ended June 30,
	2018	2017	2016
Softgel Technologies
Net revenue	$917.3	$855.3	$775.0
Segment EBITDA	$196.4	$190.5	$163.8
Biologics and Specialty Drug Delivery
Net revenue	601.9	350.8	314.9
Segment EBITDA	146.8	63.4	61.1
Oral Drug Delivery
Net revenue	573.9	561.6	493.6
Segment EBITDA	172.9	179.0	154.1
Clinical Supply Services
Net revenue	430.4	348.8	307.5
Segment EBITDA	76.2	54.9	53.2
Inter-segment revenue elimination	(60.1)	(41.1)	(42.9)
Unallocated costs (1)	(138.8)	(115.6)	(57.9)
Combined Total
Net revenue	$2,463.4	$2,075.4	$1,848.1

EBITDA from continuing operations	$453.5	$372.2	$374.3

(1)
Unallocated costs include restructuring and special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(Dollars in millions)	Fiscal Year Ended June 30,
	2018	2017	2016
Impairment charges and gain/(loss) on sale of assets	$(8.7)	$(9.8)	$(2.7)
Equity compensation	(27.2)	(20.9)	(10.8)
Restructuring and other special items (a)	(54.4)	(33.5)	(27.2)
Non-controlling interest	—	—	0.3
Other income/(expense), net (b)	(7.7)	(8.5)	15.6
Non-allocated corporate costs, net	(40.8)	(42.9)	(33.1)
Total unallocated costs	$(138.8)	$(115.6)	$(57.9)
(a) Restructuring and other special items include transaction and integration costs associated with the acquisition of Catalent Indiana and Accucaps.
(b) Refer to Note 13, Other (income)/expense, net, for details of financing charges and foreign currency translation adjustments recorded within other income/(expense), net

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations:

(Dollars in millions)	Fiscal Year Ended June 30,
	2018	2017	2016
Earnings/(loss) from continuing operations	$83.6	$109.8	$111.2
Depreciation and amortization	190.1	146.5	140.6
Interest expense, net	111.4	90.1	88.5
Income tax (benefit)/expense	68.4	25.8	33.7
Non-controlling interest	—	—	0.3
EBITDA from continuing operations	$453.5	$372.2	$374.3
The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the Consolidated Balance Sheet:
Total Assets

(Dollars in millions)	June 30, 2018	June 30, 2017
Softgel Technologies	$1,402.0	$1,631.8
Biologics and Specialty Drug Delivery	1,739.7	414.9
Oral Drug Delivery	1,074.2	1,226.1
Clinical Supply Services	613.0	596.2
Corporate and eliminations	(297.8)	(414.7)
Total assets	$4,531.1	$3,454.3

The following tables include depreciation and amortization expense and capital expenditures for the fiscal years ended June 30, 2018, June 30, 2017 and June 30, 2016 for each segment, as well as reconciling items necessary to total the amounts reported in the Consolidated Statement of Operations:
Depreciation and Amortization Expense

(Dollars in millions)	Fiscal Year Ended June 30,
	2018	2017	2016
Softgel Technologies	$43.9	$38.4	$36.7
Biologics and Specialty Drug Delivery	54.7	25.2	24.2
Oral Drug Delivery	54.4	50.1	48.7
Clinical Supply Services	19.5	18.7	21.1
Corporate	17.6	14.1	9.9
Total depreciation and amortization expense	$190.1	$146.5	$140.6

Capital Expenditures

(Dollars in millions)	Fiscal Year Ended June 30,
	2018	2017	2016
Softgel Technologies	$41.3	$27.6	$20.6
Biologics and Specialty Drug Delivery	55.2	40.8	52.8
Oral Drug Delivery	40.2	42.7	39.6
Clinical Supply Services	11.5	7.2	5.1
Corporate	28.3	21.5	21.5
Total capital expenditures	$176.5	$139.8	$139.6

The following table presents revenue and long-lived assets by geographic area:

	Net Revenue			Long-Lived Assets (1)
(Dollars in millions)	Fiscal Year Ended June 30,
	2018	2017	2016	June 30, 2018	June 30, 2017
United States	$1,219.8	$996.4	$858.6	$849.9	$588.0
Europe	897.8	797.4	733.2	304.9	281.6
International Other	415.3	345.0	313.5	115.8	126.3
Eliminations	(69.5)	(63.4)	(57.2)	—	—
Total	$2,463.4	$2,075.4	$1,848.1	$1,270.6	$995.9

(1)	Long-lived assets include property and equipment, net of accumulated depreciation.

16.	SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplemental balance sheet information at June 30, 2018 and June 30, 2017 is detailed in the following tables.
Inventories
Work-in-process and finished goods inventories include raw materials, labor, and overhead. Total inventories consist of the following:

(Dollars in millions)	June 30, 2018	June 30, 2017
Raw materials and supplies	$137.1	$107.5
Work-in-process	42.3	42.8
Finished goods	48.3	56.7
Total inventory, gross	227.7	207.0
Inventory cost adjustment	(18.6)	(22.1)
Inventories	$209.1	$184.9
Prepaid expenses and other
Prepaid expenses and other current assets consist of the following:

(Dollars in millions)	June 30, 2018	June 30, 2017
Prepaid expenses	$19.2	$12.3
Spare parts supplies	11.1	11.8
Prepaid income tax	7.2	11.5
Non-U.S. value-added tax	12.5	16.0
Available for sale investment	—	18.6
Other current assets	15.2	27.6
Prepaid expenses and other	$65.2	$97.8

Property, plant, and equipment, net
Property, plant, and equipment, net consist of the following:

(Dollars in millions)	June 30, 2018	June 30, 2017
Land, buildings, and improvements	$928.1	$735.2
Machinery, equipment, and capitalized software	988.1	825.0
Furniture and fixtures	14.9	10.1
Construction in progress	166.8	137.4
Property and equipment, at cost	2,097.9	1,707.7
Accumulated depreciation	(827.3)	(711.8)
Property, plant, and equipment, net	$1,270.6	$995.9
Other assets
Other assets consist of the following:

(Dollars in millions)	June 30, 2018	June 30, 2017
Deferred compensation investments	20.1	15.4
Pension asset	18.0	2.7
Deferred long-term debt financing costs	1.1	1.2
Other	6.0	8.2
Total other assets	$45.2	$27.5
Other accrued liabilities
Other accrued liabilities consist of the following:

(Dollars in millions)	June 30, 2018	June 30, 2017
Accrued employee-related expenses	$104.3	$96.4
Restructuring accrual	9.4	5.9
Accrued interest	16.5	0.9
Deferred revenue and fees	100.9	84.9
Accrued income tax	25.9	24.7
Other accrued liabilities and expenses	55.9	68.4
Other accrued liabilities	$312.9	$281.2
Allowance for doubtful accounts
Trade receivables allowance for doubtful accounts activity is as follows:

(Dollars in millions)	June 30, 2018	June 30, 2017	June 30, 2016
Trade receivables allowance for doubtful accounts
Beginning balance	$4.0	$3.9	$6.6
Charged to cost and expenses (recoveries)	1.7	1.0	(0.5)
Deductions	0.3	(0.9)	(1.8)
Impact of foreign exchange	—	—	(0.4)
Closing balance	$6.0	$4.0	$3.9

17.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the Company’s unaudited quarterly results of operation.

(Dollars in millions, except per share data)	Fiscal Year 2018, By Quarters
	First	Second	Third	Fourth
Net revenue	$543.9	$606.3	$627.9	$685.3
Gross margin	140.1	187.4	191.7	233.4
Net earnings	$3.8	$(21.9)	$19.0	$82.7

Earnings per share:
Basic
Net earnings	$0.03	$(0.16)	$0.14	$0.62
Diluted
Net earnings	$0.03	$(0.16)	$0.14	$0.61

(Dollars in millions, except per share data)	Fiscal Year 2017, By Quarters
	First	Second	Third	Fourth
Net revenue	$442.2	$483.7	$532.6	$616.9
Gross margin	124.1	147.9	167.4	215.2
Net earnings	$4.6	$17.4	$26.0	$61.8

Earnings per share:
Basic
Net earnings	$0.04	$0.14	$0.21	$0.49
Diluted
Net earnings	$0.04	$0.14	$0.21	$0.49

18.	SUBSEQUENT EVENTS
Juniper Pharmaceuticals Acquisition
On July 2, 2018, Operating Company; Catalent Boston, Inc., a wholly owned subsidiary of Operating Company ("Merger Sub"); and Juniper Pharmaceuticals, Inc., a Delaware corporation ("Juniper"), entered into an Agreement and Plan of Merger (the “Merger Agreement”) for the acquisition of Juniper by Operating Company through a tender offer and subsequent merger. Juniper has expertise in formulation development, and supply, and will augment the Company's current portfolio of solid-state screening, pre-formulation, formulation, analytical, and bioavailability enhancement solutions, including development of spray-dried dispersions, with integrated development, analytical, and clinical manufacturing.
On August 14, 2018, Operating Company closed the acquisition of Juniper pursuant to the terms of the Merger Agreement, and Juniper became a wholly owned subsidiary of Operating Company. Under the terms of the Merger Agreement, all outstanding options to purchase Juniper shares were canceled in exchange for cash equal to the product of the number of Juniper shares subject to the option and the difference between the price per share paid in the tender offer and the exercise price. Similarly, all outstanding restricted stock units in respect of Juniper shares were canceled in exchange for cash equal to the product of the number of units and the price per share paid in the tender offer.
The aggregate purchase price paid in the tender offer and subsequent merger and to cancel the outstanding equity awards was approximately $140 million, which was funded by cash on hand. The Company is currently in the process of determining the allocation of the purchase price.
Equity offering and use of proceeds
On July 27, 2018, the Company completed an underwritten public equity offering (the "2018 Offering") of 11.4 million shares, including the underwriters' over-allotment, of its common stock, par value $0.01, at a price to the public of $40.24 per share. The Company used the net proceeds from the 2018 Offering, $445.2 million after deducting the underwriting discount and offering expenses, to repay a corresponding portion of the outstanding borrowings under its U.S. dollar-denominated term loans.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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

Our management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of June 30, 2018.

In October 2017, we acquired Catalent Indiana (then called Cook Pharmica, LLC), which has total assets, excluding intangible assets and goodwill arising from the acquisition, and total revenue of approximately 10% and 7%, respectively, of the amounts reported as total assets and net revenue in our consolidated financial statements as of and for the period ended June 30, 2018. Our management assessment of the effectiveness of our internal control over financial reporting as of June 30, 2018 excluded the Catalent Indiana acquisition, as we are in the process of aligning and integrating various processes, systems and internal controls related to the business and operations of this subsidiary, excluding intangible assets and goodwill, which are included within the scope of our assessment. Guidance issued by the SEC staff permits management to omit from the scope of its assessment a recently acquired business in the year of acquisition.

The effectiveness of our internal control over financial reporting as of June 30, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8. Financial Statements and Supplementary Data in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
Other than as noted above in connection with the acquisition of Catalent Indiana, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our Directors and Executive Officers, "Section 16(a) Beneficial Ownership Reporting Compliance," definitive shareholder communications with our Board of Directors, and corporate governance may be found in our Proxy Statement for the 2018 Annual Meeting of Shareholders, which will be filed within 120 days after June 30, 2018, the close of our fiscal year covered by this Annual Report on Form 10-K (the "Proxy Statement"). Such information is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning executive compensation may be found in our Proxy Statement, which will be filed within 120 days after June 30, 2018, the close of our fiscal year. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management may be found in the Proxy Statement, which will be filed within 120 days after June 30, 2018, the close of our fiscal year. Such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related-party transactions and director independence may be found in our Proxy Statement, which will be filed within 120 days after June 30, 2018, the close of our fiscal year. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the fees paid to and services performed by our independent accountants may be found in our Proxy Statement, which will be filed within 120 days after June 30, 2018, the close of our fiscal year. Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)    Financial Statements. The Financial Statements listed in the Index to Financial Statements are filed under Item 8 of this Annual Report on Form 10-K.
(a)(2)    Financial Statements Schedule.
Deferred Tax Assets - Valuation Allowance

(Dollars in millions)	Beginning Balance	Current Period (Charge) / Benefit	Deductions and Other	Ending Balance
Year ended June 30, 2016
Tax valuation allowance	$(82.4)	$(2.1)	$14.6	$(69.9)

Year ended June 30, 2017
Tax valuation allowance	$(69.9)	$(9.4)	$0.5	$(78.8)

Year ended June 30, 2018
Tax valuation allowance	$(78.8)	$(13.8)	$6.4	$(86.2)
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
2.1
Interest Purchase Agreement, dated September 18, 2017, by and among Catalent Pharma Solutions, Inc., Cook Pharmica LLC, and Cook Group Incorporated. Disclosure schedules and exhibits have been omitted. The Interest Purchase Agreement as filed identifies such schedules and exhibits, including the general nature of their contents. Catalent, Inc. agrees to furnish a copy of any omitted attachment to the Securities and Exchange Commission on a confidential basis upon request (incorporated by reference to exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 19, 2017, File No. 001-36587).

2.2
Agreement and Plan of Merger, dated as of July 2, 2018, among Catalent Pharma Solutions, Inc., Catalent Boston, Inc., and Juniper Pharmaceuticals, Inc. (incorporated by reference to exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 3, 2018, File No. 001-36587).

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

4.2	Form of 4.750% Senior Notes due 2024 (included as part of Exhibit 4.1 above)

4.3
Indenture, dated October 18, 2017, by and among Catalent Pharma Solutions, Inc., the subsidiary guarantors named therein and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 18, 2017, File No. 001-36587).

4.4	Form of 4.875% Senior Notes due 2026 (included as part of Exhibit 4.3 above).

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

10.7
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

10.9
Amendment No. 1 to the 2007 PTS Holdings Corp. Stock Incentive Plan, dated September 8, 2010 (incorporated by reference to Exhibit 10.16 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K filed on September 17, 2010, File No. 333-147871) †

10.10
Amendment No. 2 to the 2007 PTS Holdings Corp. Stock Incentive Plan, dated June 25, 2013 (incorporated by reference to Exhibit 10.45 to Catalent, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1/A as filed on September 28, 2014, File No. 333-193542) †

10.11
Form of Nonqualified Stock Option Agreement (executives) approved June 25, 2013 (incorporated by reference to Exhibit 10.45 of Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K filed on September 10, 2013, File No. 333-147871) †

10.12
Form of Nonqualified Stock Option Agreement (Chief Executive Officer) approved June 25, 2013 (incorporated by reference to Exhibit 10.46 of Catalent Pharma Solutions Inc.’s Annual Report on Form 10-K filed on September 10, 2013, File No. 333-147871) †

10.13	Catalent, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 5, 2014, File No. 001-36587) †

10.14	Form of Stock Option Agreement for U.S. Employees (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 5, 2014, File No. 001-36587) †

10.15	Form of Stock Option Agreement for Non-U.S. Employees (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on August 5, 2014, File No. 001-36587) †

10.16	Form of Restricted Stock Unit Agreement for U.S. Employees (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 5, 2014, File No. 001-36587) †

10.17	Form of Restricted Stock Unit Agreement for Non-U.S. Employees (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on August 5, 2014, File No. 001-36587) †

10.18	Form of Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 5, 2014, File No. 001-36587) †

10.19
Amended and Restated Credit Agreement, dated as of May 20, 2014, relating to the Credit Agreement, dated as of April 10, 2007, as amended, among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc., as the administrative agent, collateral agent and swing line lender and other lenders as parties thereto (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Current Report on Form 8-K filed on May 27, 2014, File No. 333-147871)

10.20
Intellectual Property Security Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc., PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Therein and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.21 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

10.21
Intellectual Property Security Agreement Supplement, dated as of July 1, 2008, to the Intellectual Property Security Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc., PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Therein and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.28 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K filed on September 29, 2008, File No. 333-147871)

10.22
Amendment No. 1, dated December 1, 2014 to Amended and Restated Credit Agreement, dated as of May 20, 2014 among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc., as the administrative agent, collateral agent and swing line lender and other lenders as parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 2, 2014, File No. 001-36587)

10.23
Employment Agreement, dated October 22, 2014 by and among Catalent, Inc. and John R. Chiminski (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 24, 2014, File No. 001-36587) †

10.24
Relocation agreement, dated November 18, 2010, between William Downie and Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on September 2, 2015, File No. 001-36587) †

10.25
Offer letter, dated October 6, 2014, between Steven Fasman and Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on August 29, 2016, File No. 001-36587) †

10.26
Form of Performance Share Unit Agreement for U.S. Employees for the performance period July 1, 2015 through June 30, 2018 (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on August 29, 2016, File No. 001-36587) †

10.27
Form of Performance Share Unit Agreement for Non-U.S. Employees for the performance period July 1, 2015 through June 30, 2018 (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on August 29, 2016, File No. 001-36587) †

10.28
Catalent Pharma Solutions, Inc. Deferred Compensation Plan as amended and restated effective January 1, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2017, File No. 001-36587) †

10.29
Amendment to the Catalent Pharma Solutions, Inc. Deferred Compensation Plan effective January 1, 2017 (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on August 28, 2017, File No. 001-36587) †

10.30
Amendment No. 2 to Amended and Restated Credit Agreement, dated as of December 9, 2016, by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc. as administrative agent, collateral agent and swing line lender and the lenders party thereto, which amends that certain Amended and Restated Credit Agreement, dated as of May 20, 2014 (as amended), by and among Catalent Pharma Solutions, Inc. PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc. and JP Morgan Chase Bank, N.A. as L/C Issuers, the other lenders party thereto and the other agents party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 12, 2016, File No. 001-36587).

10.31
Form of Performance Share Unit Agreement for U.S. Employees for the performance period July 1, 2016 through June 30, 2019 (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed on August 28, 2017, File No. 001-36587) †

10.32
Form of Performance Share Unit Agreement for Non-U.S. Employees for the performance period July 1, 2016 through June 30, 2019 (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed on August 28, 2017, File No. 001-36587) †

10.33
Amendment to Employment Agreement, dated August 23, 2017, by and between Catalent, Inc. and John R. Chiminski (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2017, File No. 001-36587) †

10.34	Form of Restricted Stock Agreement for U.S. Employees (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 28, 2017, File No. 001-36587) †

10.35
Amendment No. 2 to the Catalent Pharma Solutions, Inc. Deferred Compensation Plan effective October 16, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2017, File No. 001-36587) †

10.36
Amendment No. 3 to Amended and Restated Credit Agreement, dated as of October 18, 2017, by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and swing line lender and the lenders party thereto, which amends that certain Amended and Restated Credit Agreement, dated as of May 20, 2014 (as amended), by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc. and JPMorgan Chase Bank, N.A., as L/C Issuers, the other lenders party thereto and the other agents party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 18, 2017, File No. 001-36587)

10.37
Form of the Performance Share Unit Agreement for U.S. Employees for the performance period July 1, 2017 through June 30, 2020 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2017, File No. 001-36587) †

10.38
Form of the Performance Share Unit Agreement for Non-U.S. Employees for the performance period July 1, 2017 through June 30, 2020 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2017, File No. 001-36587) †

10.39
Offer letter, dated January 31, 2018, between Wetteny Joseph and Catalent Pharma Solutions, LLC (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on February 5, 2018, File No. 001-36587) †

10.40	Form of Performance Restricted Stock Agreement for U.S. Employees (for the performance period July 1, 2016 through June 30, 2019) † *

10.41	Form of Performance Restricted Stock Agreement for Non-U.S. Employees (for the performance period July 1, 2016 through June 30, 2019) † *

10.42	Form of Performance Restricted Stock Agreement for U.S. Employees (for the performance period July 1, 2017 through June 30, 2020) † *

10.43	Form of Performance Restricted Stock Agreement for Non-U.S. Employees (for the performance period July 1, 2017 through June 30, 2020) † *

10.44	Form of the Performance Share Unit Agreement for U.S. Employees (for the performance period July 1, 2018 through June 30, 2021) † *

10.45	Form of the Performance Share Unit Agreement for Non-U.S. Employees (for the performance period July 1, 2018 through June 30, 2021) † *

10.46	Form of Performance Restricted Stock Agreement for U.S. Employees (for the performance period July 1, 2018 through June 30, 2021) † *

10.47	Form of Performance Restricted Stock Agreement for Non-U.S. Employees (for the performance period July 1, 2018 through June 30, 2021) † *

10.48	Offer letter, dated October 4, 2017, between Jonathan Arnold and Catalent Pharma Solutions GmbH † *

10.49	Employment Agreement, dated October 4, 2017 between Jonathan Arnold and Catalent Pharma Solutions GmbH † *

10.50	Form of Management Incentive Plan for the fiscal year ended June 30, 2018 † *

21.1	Subsidiaries of the Registrant *

23.1	Consent of Ernst & Young LLP *

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

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

Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. We elect not to include such summary information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALENT, INC.

Date:	August 28, 2018	By:	/s/ STEVEN L. FASMAN
Steven L. Fasman
Senior Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN R. CHIMINSKI	President & Chief Executive Officer (Principal Executive Officer) and Director	August 28, 2018
John R. Chiminski

/s/ MADHAVAN BALACHANDRAN	Director	August 28, 2018
Madhavan Balachandran

/s/ J. MARTIN CARROLL	Director	August 28, 2018
J. Martin Carroll

/s/ ROLF CLASSON	Director	August 28, 2018
Rolf Classon

/s/ ROSEMARY CRANE	Director	August 28, 2018
Rosemary Crane

/s/ JOHN GREISCH	Director	August 28, 2018
John Greisch

/s/ DR. CHRISTA KREUZBURG	Director	August 28, 2018
Dr. Christa Kreuzburg

/s/ GREGORY T. LUCIER	Director	August 28, 2018
Gregory T. Lucier

/s/ DONALD E. MOREL, JR.	Director	August 28, 2018
Donald E. Morel, Jr.

/s/ JACK STAHL	Director	August 28, 2018
Jack Stahl

/s/ WETTENY JOSEPH	Senior Vice President & Chief Financial Officer	August 28, 2018
Wetteny Joseph	(Principal Financial Officer and Principal Accounting Officer)