Form 10-Q
period 2018-09-30
Catalent, Inc.
filed 2018-11-06
CIK 1596783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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
______________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
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

On November 2, 2018, there were 145,371,888 shares of the Registrant's common stock, par value $0.01 per share, issued and outstanding.

CATALENT, INC. and Subsidiaries

INDEX TO FORM 10-Q
For the Three Months Ended September 30, 2018

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
Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include, but are not limited to, those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (the "Fiscal 2018 10-K") and the following:

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

•	The exit of the United Kingdom (the "U.K.") from the European Union could have future adverse effects on our operations, revenues and costs, and therefore our profitability.

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

•
We use advanced information and communication systems to run our operations, compile and analyze financial and operational data, and communicate among our employees, customers, and counter-parties, and the risks generally associated with information and communications systems could adversely affect our results of operations. We are continuously working to install new, and upgrade existing, systems and provide employee awareness training around phishing, malware, and other cyber-security risks to enhance the protections available to us, but such protections may be inadequate to address malicious attacks or inadvertent compromises of data security.

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

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties, and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits, or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct, or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this report apply only as of the date of this report or as of the date they were made, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by law.

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

Catalent, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited; Dollars in millions, except per share data)

	Three Months Ended September 30,
	2018	2017
Net revenue	$551.8	$543.9
Cost of sales	403.3	403.8
Gross margin	148.5	140.1
Selling, general, and administrative expenses	115.5	107.5
Impairment charges and (gain)/loss on sale of assets	2.9	—
Restructuring and other	9.7	1.2
Operating earnings	20.4	31.4
Interest expense, net	28.1	24.3
Other expense/(income), net	5.7	5.2
Earnings/(loss) from operations, before income taxes	(13.4)	1.9
Income tax expense/(benefit)	1.0	(1.9)
Net earnings/(loss)	$(14.4)	$3.8

Earnings/(loss) per share:
Basic
Net earnings/(loss)	$(0.10)	$0.03
Diluted
Net earnings/(loss)	$(0.10)	$0.03
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited; Dollars in millions)

	Three Months Ended September 30,
	2018	2017
Net earnings/(loss)	$(14.4)	$3.8
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	(8.8)	38.1
Pension and other post-retirement adjustments	0.4	0.4
Available for sale investments	—	(3.4)
Other comprehensive income/(loss), net of tax	(8.4)	35.1
Comprehensive income/(loss)	$(22.8)	$38.9
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited; Dollars in millions, except share and per share data)

	September 30, 2018	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$266.1	$410.2
Trade receivables, net	503.3	555.8
Inventories	235.8	209.1
Prepaid expenses and other	78.2	65.2
Total current assets	1,083.4	1,240.3
Property, plant, and equipment, net	1,288.2	1,270.6
Other assets:
Goodwill	1,435.0	1,397.2
Other intangibles, net	611.9	544.9
Deferred income taxes	33.8	32.9
Other	47.5	45.2
Total assets	$4,499.8	$4,531.1

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$73.4	$71.9
Accounts payable	180.1	192.1
Other accrued liabilities	274.0	312.9
Total current liabilities	527.5	576.9
Long-term obligations, less current portion	2,205.7	2,649.4
Pension liability	132.1	131.6
Deferred income taxes	51.1	32.5
Other liabilities	54.0	54.0
Commitment and contingencies (see Note 14)

Shareholders' equity:
Common stock $0.01 par value; 1.0 billion shares authorized on September 30, 2018 and June 30, 2018, 145,221,009 and 133,423,628 issued and outstanding on September 30, 2018 and June 30, 2018, respectively.	1.4	1.3
Preferred stock $0.01 par value; 100 million authorized on September 30, 2018 and June 30, 2018, 0 issued and outstanding on September 30, 2018 and June 30, 2018.	—	—
Additional paid in capital	2,733.6	2,283.3
Accumulated deficit	(871.4)	(872.1)
Accumulated other comprehensive income/(loss)	(334.2)	(325.8)
Total shareholders' equity	1,529.4	1,086.7
Total liabilities and shareholders' equity	$4,499.8	$4,531.1
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity/(Deficit)
(Unaudited; Dollars in millions, except share data in thousands)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity/ (Deficit)
Balance at June 30, 2018	133,423.6	$1.3	$2,283.3	$(872.1)	$(325.8)	$1,086.7
Cumulative effect of change in accounting for ASC 606, net of tax				15.1		15.1
Equity offering, sale of common stock	11,431.4	0.1	445.4			445.5
Share issuances related to stock-based compensation	366.0	—				—
Stock-based compensation			10.0			10.0
Cash paid, in lieu of equity, for tax withholding			(5.1)			(5.1)
Net earnings/(loss)				(14.4)		(14.4)
Other comprehensive income/(loss), net of tax					(8.4)	(8.4)
Balance at September 30, 2018	145,221.0	$1.4	$2,733.6	$(871.4)	$(334.2)	$1,529.4
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; Dollars in millions)

	Three Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings/(loss)	$(14.4)	$3.8
Adjustments to reconcile earnings/(loss) from operations to net cash from operations:
Depreciation and amortization	52.9	39.0
Non-cash foreign currency transaction (gain)/loss, net	2.0	8.3
Amortization and write-off of debt financing costs	5.2	1.3
Asset impairments charges and (gain)/loss on sale of assets	2.9	—
Stock-based compensation	10.0	7.0
Provision/(benefit) for deferred income taxes	1.2	(1.8)
Provision for bad debts and inventory	2.8	4.9
Change in operating assets and liabilities:
Decrease/(increase) in trade receivables	73.7	87.0
Decrease/(increase) in inventories	(21.0)	(7.3)
Increase/(decrease) in accounts payable	(18.3)	2.0
Other assets/accrued liabilities, net — current and non-current	(55.8)	(60.5)
Net cash provided by operating activities	41.2	83.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and other productive assets	(38.3)	(42.7)
Payment for acquisitions, net of cash acquired	(127.5)	—
Net cash (used in) investing activities	(165.8)	(42.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in other borrowings	(4.5)	(1.7)
Payments related to long-term obligations	(454.7)	(4.7)
Proceeds from sale of common stock, net	445.5	277.8
Cash paid, in lieu of equity, for tax-withholding obligations	(5.1)	(8.4)
Net cash (used in)/provided by financing activities	(18.8)	263.0
Effect of foreign currency exchange on cash	(0.7)	9.1
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	(144.1)	313.1
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	410.2	288.3
CASH AND EQUIVALENTS AT END OF PERIOD	$266.1	$601.4
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$29.5	$16.7
Income taxes paid, net	$14.8	$7.9

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Catalent, Inc. ("Catalent" or the "Company") directly and wholly owns PTS Intermediate Holdings LLC ("Intermediate Holdings"). Intermediate Holdings directly and wholly owns Catalent Pharma Solutions, Inc. ("Operating Company"). The financial results of Catalent are comprised of the financial results of Operating Company and its subsidiaries on a consolidated basis.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending June 30, 2019. The consolidated balance sheet at June 30, 2018 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information on the Company's accounting policies and footnotes, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018 filed with the Securities and Exchange Commission (the "SEC").
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

Each of the two new segments reports through a separate management team and ultimately reports to the Company's Chief Executive Officer who is designated as the Chief Operating Decision Maker for segment reporting purposes. The Company's operating segments are the same as its reporting segments. All prior-period comparative segment information has been restated to reflect the current reportable segments in accordance with Accounting Standards Codification ("ASC") 280, Segment Reporting.
Foreign Currency Translation
The financial statements of the Company’s operations outside the U.S. are generally measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign operations into U.S. dollars are accumulated as a component of other comprehensive income/(loss) utilizing period-end exchange rates. In June 2018, as a result of the three-year cumulative consumer price index exceeding 100%, Argentina was classified as having a highly inflationary economy. Beginning on July 1, 2018, the Company accounts for its Argentine operations as highly inflationary.
Research and Development Costs
The Company expenses research and development costs as incurred. Costs incurred in connection with the development of new offerings and manufacturing process improvements are recorded within selling, general, and administrative expenses. Such research and development costs included in selling, general, and administrative expenses amounted to $0.5 million and $1.8 million for the three months ended September 30, 2018 and 2017, respectively. Costs incurred in connection with research and development services the Company provides to customers and services performed in support of the commercial manufacturing process for customers are recorded within cost of sales. Such research and development costs included in cost of sales amounted to $11.3 million and $10.0 million for the three months ended September 30, 2018 and 2017, respectively.
Recent Financial Accounting Standards
Recently Adopted Accounting Standards
In May 2014, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which was codified as Accounting Standards Codification 606 ("ASC 606") and superseded nearly all existing revenue-recognition guidance. The guidance’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, the guidance creates a five-step model that requires a company to exercise judgment when considering the terms of the contracts and all relevant facts and circumstances. The five steps require a company to identify customer contracts, identify the separate performance obligations, determine the transaction price, allocate the transaction price to the separate performance obligations, and recognize revenue when or as each performance obligation is satisfied. The guidance allows for either full retrospective adoption, where the standard is applied to all periods presented, or modified retrospective adoption, where the standard is applied only to the most current period presented in the financial statements. The guidance is effective for the Company in fiscal 2019. The Company has adopted the guidance as of July 1, 2018 using the modified retrospective approach applied to contracts that were not completed as of that date. The Company recorded a cumulative effect adjustment to the fiscal 2019 opening balance of its accumulated deficit upon adoption of this guidance, which decreased beginning accumulated deficit by $15.1 million.
The following table provides the impact of adopting the guidance on the Company’s financial statements:

Consolidated Statement of Operations - Three months ended September 30, 2018
(Dollars in millions)	As Reported	Effects of Change	Amount without Adoption of ASC 606
Net revenue	$551.8	$14.2	$566.0
Cost of sales	403.3	11.7	415.0
Gross margin	148.5	2.5	151.0
Earnings/(loss) from operations, before income taxes	(13.4)	2.5	(10.9)
Income tax expense	1.0	0.2	1.2
Net earnings/(loss)	$(14.4)	$2.3	$(12.1)
The impact of ASC 606 on the Company's consolidated balance sheet is immaterial.
The adoption of ASC 606 resulted in three primary changes in the first quarter as compared to the previous revenue recognition guidance: (a) revenue from commercial product supply is recognized following successful completion of the required quality assurance process where it was previously recognized upon shipment of the product to the customer; (b) earlier recognition of revenue from certain commercial supply contract cancellations is recognized as variable consideration as the Company’s performance obligations are satisfied rather than only upon agreement of the amount with the customer; and (c) revenue from sourcing comparator drug product for clinical supply services is recorded net of the cost of procuring it rather than at full value with a corresponding expense. Refer to Note 2 for the Company's revenue recognition policy.
In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires entities to report the service cost component of the net periodic benefit cost in the same income statement line as other compensation costs arising from services rendered by employees during the reporting period. The other components of the net benefit costs will be presented in the income statement separately from the service cost and below the income from operations subtotal. The ASU will be effective for public reporting entities in fiscal years beginning after December 15, 2017 and interim periods within those years. The Company adopted this guidance as of July 1, 2018, on a retrospective basis, which had an effect on the consolidated statement of operations for the three months period ended September 30, 2017. The following table summarizes the Company's As Previously Reported and As Adjusted changes to the consolidated statement of operations for the three months ended September 30, 2017:

	Three Months Ended September 30, 2017
(Dollars in millions)	As Previously Reported	As Adjusted
Selling, general, and administrative expenses	$107.0	$107.5
Operating earnings	31.9	31.4
Other expense/(income), net	5.7	5.2
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which reduces the complexity of and simplifies the application of hedge accounting by issuers. The ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. The Company early adopted this guidance as of July 1, 2018 on a prospective basis. The adoption of this guidance was not material to the Company's consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when an entity will apply modification accounting for changes to stock-based compensation arrangements. Modification accounting applies if the value, vesting conditions, or classification of an award changes. The ASU is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. The Company adopted this guidance prospectively at the beginning of fiscal 2019. The adoption of this guidance was not material to the Company's consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides additional guidance on the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The ASU is effective for public reporting entities in fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company adopted this guidance prospectively at the beginning of fiscal 2019. The adoption of this guidance was not material to the Company's consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which changes the accounting for equity investments and financial liabilities under the fair value option, and presentation and disclosure requirements for financial instruments. The ASU requires equity investments with readily determinable fair values to be measured at fair value and to recognize change in fair value in net earnings. The ASU is not applicable to equity investments accounted for under the equity method of accounting or those that result in consolidation of the investee. It is effective for public reporting entities in fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company adopted this guidance at the beginning of fiscal 2019. The adoption of this guidance was not material to the Company's consolidated financial statements.
New Accounting Standards Not Adopted as of September 30, 2018
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The ASU will be effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years and allows for either a retrospective or prospective application. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduces a new accounting model Credit Expected Credit Losses model ("CECL"). CECL requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models in current GAAP, which generally require that a loss be incurred before it is recognized. The new standard will also apply to receivables arising from revenue transactions such as contract assets and accounts receivables. The ASU will be effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will supersede ASC 840 Leases. The new guidance requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases and will be effective for public reporting entities in annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The guidance is required to be adopted using the modified retrospective approach. The Company anticipates that most of its operating leases will result in the recognition of additional assets and corresponding liabilities on its consolidated balance sheets. The Company continues to evaluate the impact of adopting this guidance on its consolidated financial statements.

2.	REVENUE RECOGNITION
The Company recognizes revenue in accordance with ASC 606. The Company generally earns its revenue by supplying goods or providing services under contracts with its customers in three primary revenue streams: manufacturing and commercial product supply, development services, and clinical supply services. The Company measures the revenue from customers based on the consideration specified in its contracts, excluding any sales incentive or amount collected on behalf of a third party.
The company generally expenses sales commissions as incurred because either the amortization period is one year or less, or the balance with an amortization period greater than one year is not material.
The following table allocates revenue for the three months ended September 30, 2018 by type of activity and reporting segment (in millions):

	Softgel Technologies	Biologics & Specialty Drug Delivery	Oral Drug Delivery	Clinical Supply Services	Total
Manufacturing & commercial product supply	$184.4	$73.8	$81.7	$—	$339.9
Development services	14.8	80.8	48.4	—	144.0
Clinical supply services	—	—	—	77.7	77.7
Total	$199.2	$154.6	$130.1	$77.7	$561.6
		Inter-segment revenue elimination			(9.8)
			Combined net revenue		$551.8
The following table allocates revenue by the location where the goods were made or the service performed:

(Dollars in millions)	Three months ended September 30, 2018
United States	$264.4
Europe	196.4
International Other	107.6
Elimination of revenue attributable to multiple locations	(16.6)
Total	$551.8
Manufacturing & Commercial Product Supply Revenue
Manufacturing and commercial product supply revenue consists of revenue earned by manufacturing products supplied to customers under long-term commercial supply arrangements. The Company recognizes revenue for manufacturing and supplying commercial products as control is transferred to the customer, which is measured based on product that has successfully completed contractually required quality assurance process. Revenue is measured based on the amount of consideration the Company expects to receive in exchange for providing these products and services. The contractual performance obligation generally includes manufacture and the completion of product quality release testing procedures specified in the contract. These activities are interdependent and thus are considered to be a single combined performance obligation. Payment is typically due 30 to 90 days after the goods are shipped to the customer based on the payment terms set forth in the applicable customer agreement.

Development Services Revenue
Development services contracts generally take the form of short-term, fee-for-service arrangements. Performance obligations vary, but frequently include (1) the delivery of a formulation report, analytical and stability testing report, or other report on product- or molecule-based studies or (2) the manufacture of products under development or otherwise not intended for commercial sale. The transaction prices for these arrangements include fixed consideration of the amounts stated in the contracts for each promised good or service, which are generally considered to be separate performance obligations. The Company recognizes revenue when or as control of each individual performance obligation is transferred to the customer and exercises judgment in determining the timing of revenue recognition by analyzing the point in time or period over which the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of the arrangement. Control generally transfers to the customer when services have been completed or the customer has accepted the product or service deliverable and the Company has right to payment based on the terms of the agreement.
In certain arrangements, the Company recognizes revenue over time as the Company satisfies performance obligations. Satisfaction of the performance obligations is measured using an output method measure of progress based on the deliverables provided by or effort expended by the Company. In other arrangements, revenue is recognized when the customer has taken legal title to or accepted the product or service deliverable and the Company has a right to payment based on the terms of the arrangement.
Development services contracts may also include certain success-based milestone payments for completed performance obligations, such as regulatory approval and product validation prior to the commencement of commercial supply. Revenue associated with developmental milestones is considered variable consideration and is typically recognized when the success-based milestone is achieved, and no significant revenue reversal is anticipated.
The Company allocates consideration to each performance obligation based on the relative selling price. Payment is typically due 30 to 90 days following the completion of services provided to the customer based on the payment terms set forth in the applicable customer agreement. Certain development service arrangements require a portion of the contract consideration to be received in advance at the commencement of the contract and is initially recorded as a contract liability.
Clinical Supply Services Revenue
Clinical supply services contracts generally take the form of short-term, fee-for-service arrangements with duration of less than one year. Performance obligations for clinical supply services revenue typically include a combination of the following services: the manufacturing, packaging, storage, distribution, destruction, and inventory management of customer clinical trials materials. Performance obligations can also include the sourcing of comparator drug products on behalf of customers to be used in clinical trials to compare performance with the drug under clinical investigation. In certain arrangements, the Company recognizes revenue over time when the Company satisfies performance obligations. Satisfaction of the performance obligations is measured using an output method measure of progress based on deliverables provided by or effort expended by the Company. In other arrangements, revenue is recognized when the customer has taken legal title or accepted the product or service deliverable and the Company has right to payment based on the terms of the arrangement. Payment is typically due 30 to 90 days following the completion of services provided to the customer based on the payment terms set forth in the applicable customer agreement.
The Company records revenue for comparator sourcing arrangements on a net basis because it is acting as an agent that does not control the product or service before it is transferred to the customer. Payment for comparator sourcing activity is typically received in advance at the commencement of the contract and is initially recorded as a contract liability.
Contract Liabilities
Contract liabilities relate to cash consideration that the Company receives in advance of satisfying the related performance obligations. Changes in the contractual liabilities balance during the three months ended September 30, 2018 are as follows:

(Dollars in millions)
Contract liability
Balance at June 30, 2018	$100.9
Balance at September 30, 2018	$105.7
Revenue recognized in the period from:
Amounts included in contracts liability at the beginning of the period	$41.0

Remaining Performance Obligations
For the Softgel Technologies, Biologics and Specialty Drug Delivery, and Oral Drug Delivery segments, remaining performance obligations represent firm orders for manufacturing and commercial product supply, including minimum volume commitments and future development services, for which there are incomplete performance obligations. For the Clinical Supply Services segment, remaining performance obligations represent estimated future service revenues from work not yet completed under signed contracts. The remaining performance obligations as of September 30, 2018 were $1,115.9 million, including approximately $301.5 million related to our Clinical Supply Services segment. We expect to recognize approximately 72% of the remaining performance obligations in existence as of September 30, 2018 over the next nine months, with the remaining recognized thereafter.

3.	BUSINESS COMBINATIONS
Juniper Pharmaceuticals Acquisition
On August 14, 2018, Operating Company acquired Juniper Pharmaceuticals, Inc., a Delaware corporation ("Juniper") through a tender offer and back-end merger, pursuant to the terms of an agreement and plan of merger (the "Juniper Merger Agreement"), and Juniper became a wholly owned subsidiary of Operating Company. Under the terms of the Juniper Merger Agreement, all outstanding options to purchase Juniper shares were canceled in exchange for cash equal to the product of the number of Juniper shares subject to the option and the difference between the price per share paid in the tender offer and the exercise price. Similarly, all outstanding restricted stock units in respect of Juniper shares were canceled in exchange for cash equal to the product of the number of units and the price per share paid in the tender offer. Juniper has expertise in formulation development and supply and augments the Company's pre-existing portfolio of solid-state screening, pre-formulation, formulation, analytical, and bioavailability enhancement solutions, including the development of drug products produced using spray-dried dispersion, with integrated development, analytical, and clinical manufacturing. Juniper also owns the ex-U.S. rights to and supplies for sale to its licensee of such rights CRINONE®, a reproductive therapy. The primary operations of the acquired business are located in owned facilities aggregating 38,000 square feet in Nottingham, U.K. and is now included in the Oral Drug Delivery segment. Results of this segment include the results of Juniper for the period since the acquisition.
The aggregate purchase consideration, net of cash acquired, is $127.5 million, which was funded by cash on hand. As a result of the preliminary fair value allocations, the Company recognized intangible assets of $75.0 million and $11.0 million of product relationships and customer relationships, respectively. The remainder of the preliminary fair value was allocated to tangible assets acquired and goodwill. The fair value allocation is expected to be completed upon finalization of an independent appraisal over the next several months, but no later than one year from the acquisition date.
Catalent Indiana Acquisition
On October 23, 2017, the Company acquired 100% of the equity interest in Cook Pharmica LLC (now doing business as Catalent Indiana, LLC, "Catalent Indiana") for an aggregate nominal purchase price of $950 million, subject to adjustment. Catalent Indiana is a biologics-focused contract development and manufacturing organization with capabilities across biologics development, clinical, and commercial cell culture manufacturing, formulation, finished-dose manufacturing, and packaging.

4.	GOODWILL
The following table summarizes the changes between June 30, 2018 and September 30, 2018 in the carrying amount of goodwill in total and by reporting segment:

(Dollars in millions)	Softgel Technologies	Biologics and Specialty Drug Delivery	Oral Drug Delivery	Clinical Supply Services	Total
Balance at June 30, 2018	$415.2	$505.7	$319.9	$156.4	$1,397.2
Additions	—	—	40.3	—	40.3
Foreign currency translation adjustments	(1.7)	0.4	(0.5)	(0.7)	(2.5)
Balance at September 30, 2018	$413.5	$506.1	$359.7	$155.7	$1,435.0
The increase in goodwill in the Oral Drug Delivery reporting segment relates to the Juniper acquisition. The Company recorded no impairment charge in the current period.

5.	DEFINITE-LIVED LONG-LIVED ASSETS
The Company’s definite-lived long-lived assets include property, plant, and equipment as well as intangible assets with definite lives. Refer to Note 16, Supplemental Balance Sheet Information for details related to property, plant, and equipment.
The details of other intangibles, net as of September 30, 2018 and June 30, 2018 are as follows:

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
September 30, 2018
Amortized intangibles:
Core technology	18 years	$170.5	$(87.6)	$82.9
Customer relationships	14 years	596.9	(150.7)	446.2
Product relationships	11 years	285.2	(202.4)	82.8
Total intangible assets		$1,052.6	$(440.7)	$611.9
The increases in customer relationships and product relationships as of September 30, 2018 are associated with the acquisition of Juniper in August 2018.

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2018
Amortized intangibles:
Core technology	18 years	$170.8	$(85.3)	$85.5
Customer relationships	14 years	587.0	(140.9)	446.1
Product relationships	12 years	210.5	(197.2)	13.3
Total intangible assets		$968.3	$(423.4)	$544.9
Amortization expense was $18.2 million and $11.4 million for the three months ended September 30, 2018 and 2017, respectively. Future amortization expense for the next five fiscal years is estimated to be:

(Dollars in millions)	Remainder Fiscal 2019	2020	2021	2022	2023	2024
Amortization expense	$52.6	$57.8	$57.8	$57.8	$57.8	$57.7

6.	LONG-TERM OBLIGATIONS AND SHORT-TERM BORROWINGS
Long-term obligations and short-term borrowings consist of the following at September 30, 2018 and June 30, 2018:

(Dollars in millions)	Maturity as of September 30, 2018	September 30, 2018	June 30, 2018
Senior Secured Credit Facilities
Term loan facility U.S. dollar-denominated	May 2024	$779.3	$1,228.4
Term loan facility euro-denominated	May 2024	361.1	358.9
Euro-denominated 4.75% Senior Notes due 2024	December 2024	442.3	438.4
U.S. dollar-denominated 4.875% Senior Notes due 2026	January 2026	444.0	443.8
Deferred purchase consideration	October 2021	190.4	188.9
$200 million revolving credit facility	May 2022	—	—
Capital lease obligations	2020 to 2032	60.1	60.8
Other obligations	2018 to 2019	1.9	2.1
Total		2,279.1	2,721.3
Less: Current portion of long-term obligations and other short-term borrowings		73.4	71.9
Long-term obligations, less current portion		$2,205.7	$2,649.4
Senior Secured Credit Facilities and Third Amendment
On October 18, 2017, Operating Company completed Amendment No. 3 (the "Third Amendment") to its Amended and Restated Credit Agreement, dated as of May 20, 2014 (as subsequently amended, the "Credit Agreement"), governing the senior secured credit facilities that provide U.S. dollar, denominated term loans, euro-denominated term loans, and a revolving credit facility. The Third Amendment lowered the interest rate on U.S. dollar-denominated and euro-denominated term loans and the revolving credit facility and extended the maturity dates on the senior secured credit facilities by three years. From the Third Amendment, the applicable rate for U.S. dollar-denominated term loans is LIBOR (the London Interbank Offered Rate, subject to a floor of 1.00%) plus 2.25%, and the applicable rate for euro-denominated term loans is Euribor (the Euro Interbank Offered Rate published by the European Money Markets Institute, subject to a floor of 1.00%) plus 1.75%. The applicable rate for the revolving loans was initially set at LIBOR plus 2.25%, and such rate can additionally be reduced to LIBOR plus 2.00% in future periods based on a measure of Operating Company's total leverage ratio. The term loans and revolving loans will now mature in May 2024 and May 2022, respectively.
On July 27, 2018, the Company completed an underwritten public equity offering (the "2018 Equity Offering") and used the net proceeds coupled with cash on hand to repay $450.0 million of the outstanding borrowings under its U.S. dollar-denominated term loans on July 31, 2018.
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
Deferred Purchase Consideration
In connection with the acquisition of Catalent Indiana in October 2017, $200.0 million of the $950.0 million aggregate nominal purchase price is payable in $50 million installments, on each of the first four anniversaries of the closing date. The deferred purchase consideration was initially recorded at fair value and included a component of imputed interest.
Bridge Loan Facility
On September 18, 2017, contemporaneous with the Company entering into the agreement to acquire Catalent Indiana, Operating Company entered into a debt commitment letter with Morgan Stanley Senior Funding, Inc., JP Morgan Chase Bank, N.A., Royal Bank of Canada, RBC Capital Markets, Bank of America, N.A., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as commitment parties. Pursuant to the debt commitment letter and subject to its terms and conditions, the commitment parties agreed to provide a senior unsecured bridge loan facility (the "Bridge Facility") of up to $700.0 million in the aggregate for the purpose of providing any back-up financing necessary to fund a portion of the consideration to be paid in the acquisition and related fees, costs, and expenses (the "Bridge Loan Commitment"). In connection with entering into the Bridge Facility, Operating Company incurred $6.1 million of associated fees, which was recorded in prepaid expenses and other in the consolidated balance sheet as of September 30, 2017. Operating Company did not draw on it to fund the acquisition and the Company expensed the $6.1 million in the second quarter of fiscal 2018 as part of other income and expense and the facility was closed.
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
The Credit Agreement also contains change-of-control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of September 30, 2018, Operating Company was in compliance with all material covenants under the Credit Agreement.
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
The Euro Notes and the USD Notes
The Indentures governing the Euro Notes and the USD Notes (the "Indentures") contain certain covenants that, among other things, limit the ability of Operating Company and its restricted subsidiaries to incur or guarantee more debt or issue certain preferred shares; pay dividends on, repurchase, or make distributions in respect of their capital stock or make other restricted payments; make certain investments; sell certain assets; create liens; consolidate, merge, sell; or otherwise dispose of all or substantially all of their assets; enter into certain transactions with their affiliates, and designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions, limitations, and qualifications as set forth in the Indentures. The Indentures also contain customary events of default including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of Operating Company or certain of its subsidiaries. Upon an event of default, either the holders of at least 30% in principal amount of each of the then-outstanding Euro Notes or the then-outstanding USD Notes, or either of the Trustees under the Indentures, may declare the applicable notes immediately due and payable; or in certain circumstances, the applicable notes will become automatically immediately due and payable. As of September 30, 2018, Operating Company was in compliance with all material covenants under the Indentures.
Fair Value of Debt Instruments
The estimated fair value of the senior secured credit facility, a Level 2 fair-value estimate, is based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities and considers collateral, if any. The estimated fair value of the Euro and USD Notes, a Level 1 fair-value estimate, is based on the quoted market prices of the instruments. The carrying amounts and the estimated fair values of financial instruments as of September 30, 2018 and June 30, 2018 are as follows:

		September 30, 2018		June 30, 2018
(Dollars in millions)	Fair Value Measurement	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Euro-denominated 4.75% Senior Notes	Level 1	$442.3	$466.1	$438.4	$457.6
U.S. Dollar-denominated 4.875% Senior Notes	Level 1	444.0	425.1	443.8	428.3
Senior Secured Credit Facilities & Other	Level 2	1,392.8	1,361.0	1,839.1	1,768.0
Total		$2,279.1	$2,252.2	$2,721.3	$2,653.9

7.	EARNINGS PER SHARE
The reconciliations between basic and diluted earnings per share attributable to Catalent common shareholders for the three months ended September 30, 2018 and 2017, respectively, are as follows (in millions, except share and per share data):

	Three Months Ended September 30,
	2018	2017
Net earnings/(loss)	$(14.4)	$3.8

Weighted average shares outstanding	142,149,315	125,713,246
Dilutive securities issuable-stock plans	—	2,071,275
Total weighted average diluted shares outstanding	142,149,315	127,784,521

Earnings/(loss) per share:
Basic	$(0.10)	$0.03
Diluted	$(0.10)	$0.03
The computation of diluted earnings per share for the three months ended September 30, 2018 excludes the maximum effect of the potential common shares issuable under the employee stock option plan of approximately 2.4 million shares, and excludes restricted share awards of 2.3 million share, because the Company had a net loss for the period and the effect would therefore be anti-dilutive. The computation of diluted earnings per share for the three months ended September 30, 2017 excludes the effect of 0.3 million shares potentially issuable pursuant to awards granted under the 2007 Stock Incentive Plan, because the vesting provisions of those awards specify performance-or market-based conditions that had not been met as of the period end. Further, the computation of diluted earnings per share for the three months ended September 30, 2017 excludes the effect of shares potentially issuable under employee-held stock options and restricted stock units of approximately 0.5 million because they are anti-dilutive.

8.	OTHER EXPENSE/(INCOME), NET
The components of other expense/(income), net for the three months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,
(Dollars in millions)	2018	2017
Other expense/(income), net
Debt refinancing costs (1)	$4.2	$—
Foreign currency (gains) and losses (2)	1.7	5.7
Other	(0.2)	(0.5)
Total other expense/(income), net	$5.7	$5.2
(1) The expense in the three months ended September 30, 2018 includes a write-off of $4.2 million of previously capitalized financing charges related to the Company's U.S. dollar term loan under its senior secured credit facility.
(2) Foreign currency remeasurement (gains) and losses include both cash and non-cash transactions.

9.	RESTRUCTURING AND OTHER COSTS
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
The following table summarizes the significant costs recorded within restructuring and other costs:

	Three Months Ended September 30,
(Dollars in millions)	2018	2017
Restructuring costs:
Employee-related reorganization	$9.7	$1.7
Facility exit and other costs	—	0.6
Total restructuring costs	$9.7	$2.3
Other - customer claims net of insurance recoveries	—	(1.1)
Total restructuring and other costs	$9.7	$1.2

10.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to fluctuations in the applicable exchange rate on its investments in foreign operations. While the Company does not actively hedge against changes in foreign currency, the Company has mitigated its exposure from its investments in its European operations by denominating a portion of its debt in euros. At September 30, 2018, the Company had euro-denominated debt outstanding of $803.4 million that is designated and qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the translation gains or losses are reported in accumulated other comprehensive income/(loss) as part of the cumulative translation adjustment. The non-hedge portions of the translation gains or losses are reported in the statement of operations. The following table includes net investment hedge activity during the three months ended September 30, 2018 and 2017.

	Three Months Ended September 30,
(Dollars in millions)	2018	2017
Unrealized foreign exchange gain/(loss) within other comprehensive income	$(4.2)	$(17.6)
Unrealized foreign exchange gain/(loss) within statement of operations	$(2.5)	$(13.4)
The net accumulated gain of the instrument designated as a hedge as of September 30, 2018 within other comprehensive income/(loss) was approximately $43.4 million. Amounts are reclassified out of accumulated other comprehensive income/(loss) into earnings when the entity to which the gains and losses relate is either sold or substantially liquidated.

11.	INCOME TAXES

U.S. Tax Reform
On December 22, 2017, the U.S. government enacted wide-ranging tax legislation, the Tax Cuts and Jobs Act (the "2017 Tax Act"). The 2017 Tax Act significantly revises U.S. tax law by, among other provisions, (a) lowering the applicable U.S. federal statutory income tax rate from 35% to 21%, (b) creating a partial territorial tax system that includes imposing a mandatory one-time transition tax on previously deferred foreign earnings, (c) creating provisions regarding the (1) Global Intangible Low Tax Income ("GILTI"), (2) the Foreign Derived Intangible Income ("FDII") deduction, and (3) the Base Erosion Anti-Abuse Tax ("BEAT"), and (d) eliminating or reducing certain income tax deductions, such as interest expense, executive compensation expenses, and certain employee expenses. While the impact of the mandatory one-time transition tax was recognized in fiscal 2018, the remaining provisions are effective for fiscal years after 2018.
ASC 740, Income Taxes ("ASC 740") requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the 2017 Tax Act’s provisions, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which allows companies to record the tax effects of the 2017 Tax Act on a provisional basis based on a reasonable estimate and then, if necessary, subsequently adjust such amounts during a limited measurement period as more information becomes available. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year from enactment. For the three months ended September 30, 2018, there has been no change to the estimates recorded during fiscal 2018.
The new GILTI tax is effective in fiscal 2019. Because of its complexity, the Company continues to evaluate this aspect of the 2017 Tax Act and the corresponding application of ASC 740. In accordance with ASC 740, the Company will consider an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company's measurement of its deferred taxes (the “deferred method”). The Company's selection of an accounting policy with respect to the new GILTI tax rules depends, in part, on analyzing its global income to determine whether it expects to have future U.S. inclusions in taxable income related to GILTI and, if so, the related expected impact. Whether the Company expects to have future U.S. inclusions in taxable income related to GILTI depends on not only the Company's current structure and estimated future results in each jurisdiction where it operates but also its intent and ability to modify its current structure. Applying the interim period rules of ASC 740, the impact of the GILTI tax on future U.S. inclusions is immaterial to the quarter. The Company is still evaluating its policy decision regarding whether to record deferred tax on GILTI to the extent such deferred tax is material in future periods.
The Company continues to evaluate the potential impact of all other provisions, including but not limited to the BEAT, FDII, the limitation on the deductibility of interest expense, certain employee expense deductions, and the state tax impact of these provision of the 2017 Tax Act. To the extent these provisions are applicable, the impact of each of these provisions is not material to the Company's three month ended September 30, 2018 results. However, the Company will continue analyzing the effects of all these provisions as additional guidance is expected from the U.S. Treasury Department, the effects of the 2017 Tax Act will be finalized when all information available or no later than the end of the second quarter of fiscal 2019.

Other Tax Matters
The Company accounts for income taxes in accordance with ASC 740. Generally, fluctuations in the effective tax rate are primarily due to changes in U.S. and non-U.S. pretax income resulting from the Company’s business mix and changes in the tax impact of special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Such discrete items include, but are not limited to, changes in foreign statutory tax rates, the amortization of certain assets, and the tax impact of changes in its ASC 740 unrecognized tax benefit reserves. In the normal course of business, the Company is subject to examination by taxing authorities around the world, including such major jurisdictions as the United States, Germany, France, and the United Kingdom. The Company is no longer subject to examinations by the relevant tax authorities for years prior to fiscal year 2009. Under the terms of the 2007 purchase agreement by which the stockholders at that time acquired their interest in the Company, the Company is indemnified by its former owner for tax liabilities that may arise after the 2007 purchase that relate to tax periods prior to April 10, 2007. The indemnification agreement applies to, among other taxes, any and all federal, state, and international income-based taxes as well as related interest and penalties. As of September 30, 2018 and June 30, 2018, approximately $0.7 million and $0.7 million, respectively, of unrecognized tax benefit are subject to indemnification by the Company's former owner.
ASC 740 includes guidance on the accounting for uncertainty in income taxes recognized in the financial statements. This standard provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeal or litigation process, based on the technical merits. As of September 30, 2018, the Company had a total of $2.2 million of unrecognized tax benefits, which is unchanged from the reserve as of June 30, 2018.
As of September 30, 2018 and June 30, 2018, the Company had a total of $4.2 million and $4.1 million, respectively, of uncertain tax positions (including accrued interest and penalties). As of these dates, $2.2 million and $2.2 million, respectively, represent the amount of unrecognized tax benefits, which, if recognized, would favorably affect the effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of September 30, 2018 and June 30, 2018, the Company has approximately $2.0 million and $2.0 million, respectively, of accrued interest and penalties related to uncertain tax positions. As of these dates, the portion of such interest and penalties subject to indemnification by its former owner is $1.6 million and $1.6 million, respectively.

12.	EMPLOYEE RETIREMENT BENEFIT PLANS
Components of the Company’s net periodic benefit costs are as follows:

	Three Months Ended September 30,
(Dollars in millions)	2018	2017
Components of net periodic benefit cost:
Service cost	$0.9	$0.9
Interest cost	1.9	1.8
Expected return on plan assets	(2.6)	(2.9)
Amortization (1)	0.6	0.6
Net amount recognized	$0.8	$0.4

(1)	Amount represents the amortization of unrecognized actuarial gains/(losses).
As previously disclosed, the Company notified the trustees of a multi-employer pension plan of its withdrawal from participation in such plan in fiscal 2012. The actuarial review process administered by the plan trustees ended in fiscal 2015. The liability reported reflects the present value of the Company's expected future long-term obligations. The estimated discounted value of the projected contributions related to such plans was $39.0 million and $39.0 million as of September 30, 2018 and June 30, 2018, respectively, and is included within pension liability on the consolidated balance sheets. The annual cash impact associated with the Company's obligations in such plan is approximately $1.7 million per year.

13.	EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Description of Capital Stock
The Company is authorized to issue 1,000,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. In accordance with the Company's second amended and restated certificate of incorporation, each share of common stock has one vote, and the common stock votes together as a single class.

Public Stock Offering
On July 27, 2018, the Company completed the 2018 Equity Offering, which was a public offering through which the Company sold 11.4 million shares, including the underwriters' over-allotment, of its common stock, par value $0.01 ("Common Stock"), at a price of $40.24 per share, before underwriting discounts and commissions. Net of these discounts and commissions and other offering expenses, the Company obtained total net proceeds from the 2018 Equity Offering, including the over-allotment exercise, of $445.5 million. The net proceeds of the 2018 Equity Offering were used to repay a corresponding portion of the outstanding borrowings under its U.S. dollar-denominated term loans.
On September 29, 2017, the Company completed a public offering (the "2017 Equity Offering"), pursuant to which the Company sold 7.4 million shares of Common Stock, including shares sold pursuant to an exercise of the underwriters' over-allotment option, at a price of $39.10 per share, before underwriting discounts and commissions. Net of these discounts and commissions and other offering expenses, the Company obtained total net proceeds from the 2017 Equity Offering, including the over-allotment exercise, of $277.8 million. The net proceeds of the 2017 Equity Offering were used to fund a portion of the consideration for the Catalent Indiana acquisition due at its closing.
Outstanding Stock

Shares outstanding include shares of unvested restricted stock. Unvested restricted stock included in reportable shares outstanding was 0.5 million shares as of September 30, 2018. Shares of unvested restricted stock are excluded from our calculation of basic weighted average shares outstanding, but their dilutive impact is added back in the calculation of diluted weighted average shares outstanding, except when the effect would be anti-dilutive.
Stock Repurchase Program
On October 29, 2015, the Company’s Board of Directors authorized a share repurchase program to use up to $100.0 million to repurchase shares of its outstanding common stock. Under the program, the Company is authorized to repurchase shares through open market purchases, privately negotiated transactions, or otherwise as permitted by applicable federal securities laws. There has been no purchase pursuant to this program as of September 30, 2018.

Accumulated Other Comprehensive Income/(loss)
The components of the changes in the cumulative translation adjustment, minimum pension liability, and available for sale investment for the three months ended September 30, 2018 and 2017 are presented below.

	Three Months Ended September 30,
(Dollars in millions)	2018	2017
Foreign currency translation adjustments:
Net investment hedge	$(4.2)	$(17.6)
Long-term intercompany loans	(3.3)	13.5
Translation adjustments	(2.8)	36.1
Total foreign currency translation adjustment, pretax	(10.3)	32.0
Tax expense/(benefit)	(1.5)	(6.1)
Total foreign currency translation adjustment, net of tax	$(8.8)	$38.1

Net change in minimum pension liability
Net gain/(loss) recognized during the period	$0.6	$0.6
Total pension liability, pretax	0.6	0.6
Tax expense/(benefit)	0.2	0.2
Net change in minimum pension liability, net of tax	$0.4	$0.4

Net change in available for sale investment:
Net gain/(loss) recognized during the period	$—	$(5.2)
Total available for sale investment, pretax	—	(5.2)
Tax expense/(benefit)	—	(1.8)
Net change in available for sale investment, net of tax	$—	$(3.4)

For the three months ended September 30, 2018, the changes in accumulated other comprehensive income/(loss), net of tax by component are as follows:

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Liability Adjustments	Available for Sale Investment Adjustments	Total
Balance at June 30, 2018	$(285.1)	$(39.6)	$(1.1)	$(325.8)
Other comprehensive income/(loss) before reclassifications	(8.8)	—	—	(8.8)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	0.4	—	0.4
Net current period other comprehensive income/(loss)	(8.8)	0.4	—	(8.4)
Balance at September 30, 2018	$(293.9)	$(39.2)	$(1.1)	$(334.2)

14.	COMMITMENTS AND CONTINGENCIES
SEC inquiry into Juniper Pharmaceuticals, Inc.
On August 14, 2018, Operating Company acquired Juniper pursuant to the Juniper Merger Agreement. On November 14, 2016, Juniper filed with the SEC restated audited consolidated financial statements for the fiscal years ended December 31, 2013 through December 31, 2015, including the unaudited consolidated financial information for each quarterly period within the fiscal years ended December 31, 2014 and 2015, and restated unaudited consolidated financial statements for the quarters ended March 31, 2016 and June 30, 2016 and the related quarters in 2015, in order to correct certain timing errors regarding how it recognized revenue from a supply contract with an affiliate of Merck KGaA. On January 24, 2017, Juniper received a subpoena from the SEC requesting information concerning these restatements and related issues. Juniper responded to the subpoena and is cooperating with the SEC’s inquiry, including the taking of testimony from former Juniper employees and others. The Company understands that the inquiry is ongoing but does not believe the outcome of the investigation will be material to it; nonetheless, the Company cannot provide any assurance regarding that outcome.
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
The Company conducts its business within the following operating segments: Softgel Technologies, Biologics and Specialty Drug Delivery, Oral Drug Delivery, and Clinical Supply Services. The Company evaluates the performance of its segments based on segment earnings before other (expense)/income, impairments, restructuring costs, interest expense, income tax expense/(benefit), and depreciation and amortization ("Segment EBITDA"). "EBITDA from operations" is consolidated earnings from operations before interest expense, income tax expense/(benefit), and depreciation and amortization. Segment EBITDA and EBITDA from operations are not defined in GAAP and may not be comparable to similarly titled measures used by other companies.
The following tables include net revenue and Segment EBITDA during the three months ended September 30, 2018:

	Three Months Ended September 30,
(Dollars in millions)	2018	2017
Softgel Technologies
Net revenue	$199.2	$219.7
Segment EBITDA	$33.3	$35.1
Biologics and Specialty Drug Delivery
Net revenue	154.6	91.7
Segment EBITDA	26.5	8.7
Oral Drug Delivery
Net revenue	130.1	134.6
Segment EBITDA	27.4	38.7
Clinical Supply Services
Net revenue	77.7	109.7
Segment EBITDA	20.2	16.7
Inter-segment revenue elimination	(9.8)	(11.8)
Unallocated costs (1)	(39.8)	(34.0)
Combined totals:
Net revenue	$551.8	$543.9

EBITDA from operations	$67.6	$65.2

(1) Unallocated costs include restructuring and special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended September 30,
(Dollars in millions)	2018	2017
Impairment charges and gain/(loss) on sale of assets	$(2.9)	$—
Stock-based compensation	(10.0)	(7.0)
Restructuring and other special items (a)	(13.2)	(12.3)
Other income/(expense), net (b)	(5.7)	(5.2)
Non-allocated corporate costs, net	(8.0)	(9.5)
Total unallocated costs	$(39.8)	$(34.0)
(a) Restructuring and other special items include transaction and integration costs associated primarily with the acquisitions of Catalent Indiana and Juniper.
(b) Amounts for the three months ended September 30, 2018 include a write-off of $4.2 million of previously capitalized financing charges related to the Company's U.S. dollar term loan under its senior secured credit facility and for the three months ended September 30, 2017 were primarily driven by foreign currency remeasurement losses. Refer to Note 8, Other Expense/(Income).
Provided below is a reconciliation between net earnings/(loss) and EBITDA from operations:

	Three Months Ended September 30,
(Dollars in millions)	2018	2017
Net earnings/(loss)	$(14.4)	$3.8
Depreciation and amortization	52.9	39.0
Interest expense, net	28.1	24.3
Income tax expense/(benefit)	1.0	(1.9)
EBITDA from operations	$67.6	$65.2
The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the consolidated financial statements:

(Dollars in millions)	September 30, 2018	June 30, 2018
Assets
Softgel Technologies	$1,398.3	$1,402.0
Biologics and Specialty Drug Delivery	1,798.0	1,739.7
Oral Drug Delivery	1,241.5	1,074.2
Clinical Supply Services	617.3	613.0
Corporate and eliminations	(555.3)	(297.8)
Total assets	$4,499.8	$4,531.1

16.	SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplemental balance sheet information at September 30, 2018 and June 30, 2018 is detailed in the following tables.
Inventories
Work-in-process and finished goods inventories include raw materials, labor, and overhead. Total inventories consist of the following:

(Dollars in millions)	September 30, 2018	June 30, 2018
Raw materials and supplies	$158.2	$137.1
Work-in-process	47.5	42.3
Finished goods	49.8	48.3
Total inventories, gross	255.5	227.7
Inventory cost adjustment	(19.7)	(18.6)
Inventories	$235.8	$209.1
Prepaid expenses and other
Prepaid expenses and other consist of the following:

(Dollars in millions)	September 30, 2018	June 30, 2018
Prepaid expenses	$24.4	$19.2
Spare parts supplies	10.9	11.1
Prepaid income tax	10.0	7.2
Non-U.S. value added tax	17.0	12.5
Other current assets	15.9	15.2
Prepaid expenses and other	$78.2	$65.2
Property, plant, and equipment, net
Property, plant, and equipment, net consist of the following:

(Dollars in millions)	September 30, 2018	June 30, 2018
Land, buildings, and improvements	$946.1	$928.1
Machinery, equipment, and capitalized software	1,020.5	988.1
Furniture and fixtures	15.2	14.9
Construction in progress	170.4	166.8
Property, plant, and equipment, at cost	2,152.2	2,097.9
Accumulated depreciation	(864.0)	(827.3)
Property, plant, and equipment, net	$1,288.2	$1,270.6
Depreciation expense was $34.7 million and $27.6 million for the three months ended September 30, 2018 and 2017, respectively. Depreciation expense includes amortization of assets related to capital leases. The Company charges repairs and maintenance costs to expense as incurred. The amount of capitalized interest was immaterial for all periods presented.

Other accrued liabilities
Other accrued liabilities consist of the following:

(Dollars in millions)	September 30, 2018	June 30, 2018
Accrued employee-related expenses	$81.9	$104.3
Restructuring accrual	13.6	9.4
Accrued interest	11.1	16.5
Contract liability	105.7	100.9
Accrued income tax	11.9	25.9
Other accrued liabilities and expenses	49.8	55.9
Other accrued liabilities	$274.0	$312.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company
We are the leading global provider of advanced delivery technologies and development solutions for drugs, biologics, and consumer and animal health products. Our oral, injectable, and respiratory delivery technologies address the full diversity of the pharmaceutical industry, including small molecules, biologics, and consumer and animal health products. Through our extensive capabilities and deep expertise in product development, we help our customers take products to market faster, including nearly half of new drug products approved by the U.S. Food and Drug Administration (the "FDA") in the last decade. Our advanced delivery technology platforms, which include those in our Softgel Technologies, Biologics and Specialty Drug Delivery, and Oral Drug Delivery segments, our proven formulation, manufacturing, and regulatory expertise, and our broad and deep intellectual property enable our customers to develop more products and better treatments for patients and consumers. Across both development and delivery, our commitment to reliably supply our customers’ and their patients' needs is the foundation for the value we provide; annually, we produce approximately 73 billion doses for nearly 7,000 customer products or approximately 1 in every 20 doses of such product taken each year by patients and consumers around the world. We believe that through our investments in growth-enabling capacity and capabilities, our ongoing focus on operational and quality excellence, the sales of existing customer products, the introduction of new customer products, our innovation activities and patents, and our entry into new markets, we will continue to benefit from attractive and differentiated margins and realize the growth potential from these areas.
Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). These standards require management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, allowance for doubtful accounts, variable consideration in revenue recognition, inventory and long-lived asset valuation, goodwill and other intangible asset impairment, income taxes, derivative financial instruments, self-insurance accruals, loss contingencies, and restructuring charge reserves. Actual amounts may differ from these estimated amounts.
There was no material change to our critical accounting policies or in the underlying accounting assumptions and estimates from those described in our 2018 10-K, other than recently adopted accounting principles as disclosed in Note 1 to the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which adoptions had no material impact on net earnings.
Non-GAAP Performance Metrics
Use of EBITDA from operations
Management measures operating performance based on consolidated earnings from operations before interest expense, expense/(benefit) for income taxes, and depreciation and amortization ("EBITDA from operations"). EBITDA from operations is not defined under GAAP, is not a measure of operating income, operating performance, or liquidity presented in accordance with GAAP, and is subject to important limitations.
We believe that the presentation of EBITDA from operations enhances an investor’s understanding of our financial performance. We believe this measure is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business and use this measure for business planning purposes. In addition, given the significant investments that we have made in the past in property, plant, and equipment, depreciation and amortization expenses represent a meaningful portion of our cost structure. We believe that EBITDA from operations will provide investors with a useful tool for assessing the comparability between periods of our ability to generate cash from operations sufficient to pay taxes, to service debt, and to undertake capital expenditures because it eliminates depreciation and amortization expense. We present EBITDA from operations in order to provide supplemental information that we consider relevant for the readers of our consolidated financial statements, and such information is not meant to replace or supersede GAAP measures. Our definition of EBITDA from operations may not be the same as similarly titled measures used by other companies. The most directly comparable GAAP measure to EBITDA from operations is net earnings. Included in this report is a reconciliation of net earnings to EBITDA from operations.
In addition, we evaluate the performance of our segments based on segment earnings before other expense/(income), impairments, restructuring costs, interest expense, income tax expense/(benefit), and depreciation and amortization ("Segment EBITDA").

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
Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
The below tables summarize our recent two-year results on several financial metrics we use to measure performance. Refer to the discussions below regarding performance and use of key financial metrics.

We adopted Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), as of July 1, 2018 using the modified retrospective method. The reported results for the three months ended September 30, 2018 reflects the application of the new standard while the reported results for the three months ended September 30, 2017 were prepared under the previously effective guidance of ASC 605, Revenue Recognition.

Results for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 were as follows:

	Three Months Ended September 30,		FX impact	Constant Currency Increase/(Decrease)
(Dollars in millions)	2018	2017		Change $	Change %
Net revenue	$551.8	$543.9	$(7.8)	$15.7	3%
Cost of sales	403.3	403.8	(5.7)	5.2	1%
Gross margin	148.5	140.1	(2.1)	10.5	7%
Selling, general, and administrative expenses	115.5	107.5	(0.5)	8.5	8%
Impairment charges and (gain)/loss on sale of assets	2.9	—	(0.1)	3.0	*
Restructuring and other	9.7	1.2	(0.3)	8.8	733%
Operating earnings	20.4	31.4	(1.2)	(9.8)	(31)%
Interest expense, net	28.1	24.3	—	3.8	16%
Other expense/(income), net	5.7	5.2	(0.5)	1.0	19%
Earnings/(loss) from operations, before income taxes	(13.4)	1.9	(0.7)	(14.6)	*
Income tax expense/(benefit)	1.0	(1.9)	—	2.9	*
Net earnings/(loss)	$(14.4)	$3.8	$(0.7)	$(17.5)	*
 *Percentage not meaningful
Net Revenue

2018 vs. 2017
Factors Contributing to Year-Over-Year Change	Three Months Ended September 30,
Net Revenue
Revenue without acquisitions/divestitures	(9)%
Impact of acquisitions	13%
Impact of divestitures	(1)%
Constant currency change	3%
Foreign currency translation impact on reporting	(2)%
Total % change	1%
Net revenue increased $15.7 million, or 3%, compared to the three months ended September 30, 2017, excluding the impact of foreign exchange. The 3% increase in net revenue is driven by 13% growth from acquisitions. We acquired Cook Pharmica LLC (now doing business as Catalent Indiana, LLC, "Catalent Indiana") in October 2017, and Juniper Pharmaceuticals, Inc. ("Juniper") in August 2018. Net revenue decreased 9% without the impact of acquisitions or divestitures primarily related to a reduction in revenue from comparator sourcing arrangements. As a result of the adoption of ASC 606, we recorded comparator sourcing arrangements on a net basis versus a gross basis, which, coupled with reduced comparator volume in the quarter, resulted in a decrease in net revenue of 6%. Net revenue also decreased within our Softgel Technologies segment primarily due to decreased prescription product volume in North America and Europe and lower product participation revenue and within our Oral Drug Delivery segment primarily due to decreased end-market demand within our commercial oral delivery solution platform.

Gross Margin
Gross margin increased $10.5 million, or 7%, compared to the three months ended September 30, 2017, excluding the impact of foreign exchange, primarily as a result of the Catalent Indiana and the Juniper acquisitions. On a constant-currency basis, gross margin, as a percentage of revenue, increased 110 basis points to 26.9% in the three months ended September 30, 2018, compared to 25.8% in the prior-year period. As a result of the adoption of ASC 606, the Company recorded comparator sourcing arrangements on a net basis versus a gross basis, which resulted in an increase to gross margin percentage of 150 basis points.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased $8.5 million, or 8%, compared to the three months ended September 30, 2017, excluding the impact of foreign exchange, primarily due to approximately $10 million of additional expenses related to recently acquired entities, Catalent Indiana and Juniper, which included $6 million of incremental depreciation and amortization expense and $2 million of employee-related costs. Selling, general, and administrative expenses further increased approximately $6 million for additional employee-related costs, $3 million of which was non-cash equity compensation, as compared to the prior-year period. The increase in selling, general, and administrative expenses was partially offset by a reduction to transaction-related expenses of $5 million and a reduction of integration-related costs of $3 million.
Restructuring and Other
Restructuring and other costs of $9.7 million for the three months ended September 30, 2018 increased $8.8 million compared to the three months ended September 30, 2017, excluding the impact of foreign exchange, primarily due to increased employee-related actions to further streamline the business. Restructuring expense will vary period-to-period based on site consolidation efforts and other efforts to further streamline the business.
Interest Expense, net
Interest expense, net of $28.1 million for the three months ended September 30, 2018 increased by $3.8 million compared to the three months ended September 30, 2017, primarily driven by a higher average level of outstanding debt associated with the financing and deferred purchase consideration for the Catalent Indiana acquisition in October 2017, partially offset by a $450 million payment on our U.S. dollar-denominated term loans on August 1, 2018, principally funded by our underwritten public equity offering of July 27, 2018 (the "2018 Equity Offering"), ordinary course principal payments on our term loans, and an overall reduction in our interest rates on our senior secured credit facilities compared to the prior-year period.
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
A component of the purchase price for the Catalent Indiana acquisition consists of $200.0 million in deferred purchase consideration payable in four annual $50.0 million installments, the present value of which is accounted for as debt, with the remainder considered imputed interest expense.
Other Expense/(Income), net
Other expense, net was $5.7 million for the three months ended September 30, 2018 and was primarily driven by a $4.2 million charge from the partial extinguishment of our U.S. dollar-denominated term loans on August 1, 2018 to reduce our debt discount and deferred financing costs. Other expense, net also includes non-cash foreign currency translation losses in the year of $1.7 million.
Other expense, net of $5.2 million for the three months ended September 30, 2017 includes non-cash foreign currency translation losses of $5.7 million.

Income Tax Expense/(Benefit)
On December 22, 2017, the U.S. government enacted wide-ranging tax legislation, the Tax Cuts and Jobs Act (the "2017 Tax Act"). The 2017 Tax Act significantly revises U.S. tax law by, among other provisions, (a) lowering the applicable U.S. federal statutory income tax rate from 35% to 21%, (b) creating a partial territorial tax system that includes imposing a mandatory one-time transition tax on previously deferred foreign earnings, (c) creating provisions regarding (1) Global Intangible Low Tax Income ("GILTI"), (2) the Foreign Derived Intangible Income ("FDII") deduction, and (3) the Base Erosion Anti-Abuse Tax ("BEAT"), and (d) eliminating or reducing certain income tax deductions, such as interest expense, executive compensation expenses, and certain employee expenses.
The impact to our business resulting from the 2017 Tax Act, including related changes to our tax obligations and effective tax rate in future periods, as well as the one-time enactment-related charges recorded in fiscal 2018 on a provisional basis, are based on a reasonable estimate and are subject to change, and any change could differ materially from our current expectations. For the three months ended September 30, 2018 there has been no change to the estimates recorded during fiscal year 2018.
Certain provisions of the 2017 Tax Act apply to our business for fiscal years after 2018, including (a) GILTI tax, (b) the FDII deduction, (c) the BEAT, and (d) provisions eliminating or reducing certain income tax deductions, such as interest expense, and certain employee expenses. The Company also expects that state taxes will affect and be affected by the 2017 Tax Act. As additional data is gathered, analyzed, and considered in context of the 2017 Tax Act and ASC 740, and further guidance is made available from the U.S. Treasury Department, we may record additional or different tax charges in future periods during the measurement period for recording adjustments prescribed by Staff Accounting Bulletin No. 118 issued by the SEC staff.

Our provision for income taxes for the three months ended September 30, 2018 was $1.0 million relative to losses from operations before income taxes of $13.4 million. Our benefit for income taxes for the three months ended September 30, 2017 was $1.9 million relative to earnings from operations before income taxes of $1.9 million. The income tax provision for the current period is not comparable to the same period of the prior year due to the impact of the 2017 Tax Act as previously discussed, changes in pretax income over many jurisdictions, and the impact of discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, other special items, and other discrete tax items, which may have unique tax implications depending on the nature of the item.

Segment Review
The following charts depict the percentages of revenue allocable to each of the Company's four segments for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Refer below for discussions regarding the segments' revenue and EBITDA performance.
Our results on a segment basis for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 were as follows:

	Three Months Ended September 30,		FX impact	Constant Currency Increase/(Decrease)
(Dollars in millions)	2018	2017		Change $	Change %
Softgel Technologies
Net revenue	$199.2	$219.7	$(6.3)	$(14.2)	(6)%
Segment EBITDA	$33.3	$35.1	$(1.4)	$(0.4)	(1)%
Biologics and Specialty Drug Delivery
Net revenue	154.6	91.7	(0.4)	63.3	69%
Segment EBITDA	26.5	8.7	—	17.8	205%
Oral Drug Delivery
Net revenue	130.1	134.6	(0.5)	(4.0)	(3)%
Segment EBITDA	27.4	38.7	(0.2)	(11.1)	(29)%
Clinical Supply Services
Net revenue	77.7	109.7	(0.3)	(31.7)	(29)%
Segment EBITDA	20.2	16.7	(0.1)	3.6	22%
Inter-segment revenue elimination	(9.8)	(11.8)	(0.3)	2.3	(19)%
Unallocated costs (1)	(39.8)	(34.0)	0.6	(6.4)	19%
Combined totals
Net revenue	$551.8	$543.9	$(7.8)	$15.7	3%

EBITDA from operations	$67.6	$65.2	$(1.1)	$3.5	5%

(1) Unallocated costs include restructuring and special items, stock-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended September 30,
(Dollars in millions)	2018	2017
Impairment charges and gain/(loss) on sale of assets	$(2.9)	$—
Stock-based compensation	(10.0)	(7.0)
Restructuring and other special items (a)	(13.2)	(12.3)
Other income/(expense), net (b)	(5.7)	(5.2)
Non-allocated corporate costs, net	(8.0)	(9.5)
Total unallocated costs	$(39.8)	$(34.0)

(a) Restructuring and other special items include transaction and integration costs associated primarily with the acquisitions of Catalent Indiana and Juniper.

(b) Amounts for the three months ended September 30, 2018 include a write-off of $4.2 million of previously capitalized financing charges related to the Company's U.S. dollar term loan under its senior secured credit facility and for the three months ended September 30, 2017 were primarily driven by foreign currency remeasurement losses.
Provided below is a reconciliation of net earnings/(loss) to EBITDA from operations:

	Three Months Ended September 30,
(Dollars in millions)	2018	2017
Net earnings/(loss)	$(14.4)	$3.8
Depreciation and amortization	52.9	39.0
Interest expense, net	28.1	24.3
Income tax expense	1.0	(1.9)
EBITDA from operations	$67.6	$65.2
Softgel Technologies segment

	2018 vs. 2017
Factors Contributing to Year-Over-Year Change	Three Months Ended September 30,
	Net Revenue	Segment EBITDA
Revenue/Segment EBITDA without divestitures	(4)%	(2)%
Impact of divestitures	(2)%	1%
Constant currency change	(6)%	(1)%
Foreign currency translation impact on reporting	(3)%	(4)%
Total % change	(9)%	(5)%
Softgel Technologies net revenue decreased by $14.2 million, or 6%, excluding the impact of foreign exchange, compared to the three months ended September 30, 2017. Excluding the reduction of product-participation revenue of 2%, net revenue decreased 2% without the impact of divestitures, driven by decreased end-market volume demand for prescription products primarily in North America and Europe, partially offset by favorable end-market volume demand for global consumer health products.
Softgel Technologies segment EBITDA decreased $0.4 million, or 1%, compared to the three months ended September 30, 2017, excluding the impact of foreign exchange. Excluding the reduction of product participation profit of 9%, segment EBITDA without divestitures increased 7% compared to the prior period, driven primarily by favorable product mix and better absorption of fixed costs across the global softgel network.

In December 2017, we divested two manufacturing sites in Asia Pacific operated within the Softgel Technologies segment in order to better streamline our global operations. The site divestitures resulted in a decrease to net revenue of 2% and an increase to Segment EBITDA of 1% in the three months ended September 30, 2018 compared to the three months ended September 30, 2017.
Biologics and Specialty Drug Delivery segment

	2018 vs. 2017
Factors Contributing to Year-Over-Year Change	Three Months Ended September 30,
	Net Revenue	Segment EBITDA
Revenue/Segment EBITDA without acquisitions	3%	(35)%
Impact of acquisitions	66%	240%
Constant currency change	69%	205%
Foreign exchange fluctuation	—%	—%
Total % change	69%	205%
Net revenue in our Biologics and Specialty Drug Delivery segment increased by $63.3 million, or 69%, compared to the three months ended September 30, 2017, excluding the impact of foreign exchange. Net revenue without acquisitions, increased by 3% due to favorable end-customer demand for our U.S. based drug substance biologics offerings of 6% and increased end-market demand for our European based drug product biologics offerings of 5%, partially offset by decreased revenue within our respiratory and ophthalmic platform primarily as a result of timing of shipments in the prior year of 7%.
Biologics and Specialty Drug Delivery segment EBITDA increased by $17.8 million, or 205%, excluding the impact of foreign exchange. Segment EBITDA without acquisitions decreased by 35%, primarily due to a reduction in sales volumes within our respiratory and ophthalmic platform, due to the timing of shipments in the prior year and lower absorption of fixed costs through lower capacity utilization.
On October 23, 2017, we acquired Catalent Indiana, which increased net revenue and Segment EBITDA in our Biologics and Specialty Drug Delivery segment by 66% and 240%, respectively, in the three months ended September 30, 2018 compared to the corresponding prior-year period.
Oral Drug Delivery segment

	2018 vs. 2017
Factors Contributing to Year-Over-Year Change	Three Months Ended September 30,
	Net Revenue	Segment EBITDA
Revenue/Segment EBITDA without acquisitions	(9)%	(38)%
Impact of acquisitions	6%	9%
Constant currency change	(3)%	(29)%
Foreign currency translation impact on reporting	—%	—%
Total % Change	(3)%	(29)%
Net revenue in our Oral Drug Delivery segment decreased by $4.0 million, or 3%, compared to the three months ended September 30, 2017, excluding the impact of foreign exchange. Revenue without acquisitions decreased 9%, primarily driven by decreased end-market demand for certain higher-margin offerings primarily in our U.S. operations within our commercial oral delivery solutions platform.
Oral Drug Delivery segment EBITDA decreased by $11.1 million, or 29%, compared to the three months ended September 30, 2017, excluding the impact of foreign exchange. Segment EBITDA without acquisitions decreased 38%, primarily due to decreased volumes related to certain higher-margin offerings primarily within our commercial oral delivery solutions platform and decreased volume related to fee-for-service development work and analytical testing in the U.S.
On August 14, 2018, we acquired Juniper, which increased net revenue and Segment EBITDA in our Oral Drug Delivery segment for the three months ended September 30, 2018 by 6% and 9%, respectively, compared to the prior-year period.

Clinical Supply Services segment

	2018 vs. 2017
Factors Contributing to Year-Over-Year Change	Three Months Ended September 30,
	Net Revenue	Segment EBITDA
Revenue/Segment EBITDA	1%	22%
Comparator revenue	(30)%	—%
Constant currency change	(29)%	22%
Foreign currency translation impact on reporting	—%	(1)%
Total % Change	(29)%	21%
Clinical Supply Services net revenue decreased by $31.7 million, or 29%, excluding the impact of foreign exchange, compared to the three months ended September 30, 2017. As a result of the adoption of ASC 606, the Company recorded comparator sourcing arrangements on a net basis versus a gross basis, which, coupled with a decrease in comparator sourcing volume, resulted in a decrease to net revenue by 30%, partially offset by a 1% increase in revenue due to higher volume in our storage and distribution business.
Clinical Supply Services segment EBITDA increased by $3.6 million, or 22%, excluding the impact of foreign exchange, compared to the three months ended September 30, 2017, primarily due to increased sales volumes and favorable mix in our storage and distribution business and improved capacity utilization across the network.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal source of liquidity has been cash flows generated from operations and certain financing activities for acquisitions. The principal uses of cash are to fund planned operating and capital expenditures, business or asset acquisitions, interest payments on debt, and any mandatory or discretionary principal payments on debt issuances. As of September 30, 2018, Operating Company had available a $200 million revolving credit facility that matures in May 2022 (following the Third Amendment in October 2017), the capacity of which is reduced by $5.2 million in outstanding letters of credit. The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings, referred to as swing-line borrowings. As of September 30, 2018, we had no outstanding borrowings under our revolving credit facility.
On October 29, 2015, our Board of Directors authorized a share repurchase program to use up to $100.0 million to repurchase shares of our outstanding common stock. Under the program, we are authorized to repurchase shares through open market purchases, privately negotiated transactions, or otherwise as permitted by applicable federal securities laws. There has been no purchase pursuant to this program as of September 30, 2018.

Cash Flows
The following table summarizes our consolidated statement of cash flows:

	Three Months Ended September 30,
(Dollars in millions)	2018	2017	Difference
Net cash provided by/(used in):
Operating activities	$41.2	$83.7	$(42.5)
Investing activities	$(165.8)	$(42.7)	$(123.1)
Financing activities	$(18.8)	$263.0	$(281.8)
Operating Activities
For the three months ended September 30, 2018, cash provided by operating activities was $41.2 million, compared to $83.7 million for the corresponding prior-year period. Cash flow from operating activities for the three months ended September 30, 2018 decreased due to a decrease in earnings from operations before income tax and higher inventory levels during the current-year three-month period compared to the prior-year period.
Investing Activities
For the three months ended September 30, 2018, cash used in investing activities was $165.8 million compared to $42.7 million for the three months ended September 30, 2017, primarily driven by $127.5 million of cash paid for the acquisition of Juniper in August 2018, net of cash acquired. During the prior-year three-month period, there was no completed business acquisition. The increase in cash used in investing activities was partially offset by a decrease in cash used in acquisitions of property, plant, and equipment, which totaled $38.3 million for the three months ended September 30, 2018 compared to $42.7 million in the three months ended September 30, 2017.
Financing Activities
For the three months ended September 30, 2018, cash used in financing activities was $18.8 million compared to cash provided by financing activities of $263.0 million for the three months ended September 30, 2017. The cash used in financing activities during the current three-month period is primarily driven by $450 million used in a partial paydown of the U.S. dollar-denominated term loan in July 2018, offset by net proceeds of $445.5 million raised as part of the 2018 Equity Offering. In the 2018 Equity Offering, we sold 11.4 million shares, including the underwriters' over-allotment, of our common stock, par value $0.01 ("Common Stock"), at a price to the public of $40.24 per share before underwriting discounts and commissions. The net proceeds of $445.5 million include the effect of discounts and commissions and other offering expenses. We used the net proceeds to repay a corresponding portion of the outstanding borrowings under the U.S. dollar-denominated term loans. The cash provided by financing activities in the prior-year three-month period was primarily driven by $277.8 million in net proceeds raised in a public offering of our Common Stock in September 2017 (the "2017 Equity Offering"). In the 2017 Equity Offering, we sold 7.4 million shares, including shares sold pursuant to an exercise of the underwriters' over-allotment option, at a price of $39.10 per share, before underwriting discounts and commissions. The net proceeds of $277.8 million include the effect of these discounts and commissions and other offering expenses. The net proceeds of the 2017 Equity Offering were used to fund a portion of the initial consideration for the Catalent Indiana acquisition.
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
The Credit Agreement also contains change-of-control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of September 30, 2018, Operating Company was in compliance with all material covenants under the Credit Agreement.
Subject to certain exceptions, the Credit Agreement permits Operating Company and its restricted subsidiaries to incur certain additional indebtedness, including secured indebtedness. None of Operating Company's non-U.S. subsidiaries or Puerto Rico subsidiaries is a guarantor of the loans.
Under the Credit Agreement, Operating Company's ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments, and paying certain dividends is tied to ratios based on Adjusted EBITDA (which is defined as "Consolidated EBITDA" in the Credit Agreement). Adjusted EBITDA is based on the definitions in the Credit Agreement, is not defined under GAAP, and is subject to important limitations.
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
The Euro Notes and the USD Notes
The Indentures governing the Euro Notes and the USD Notes (the "Indentures") contain certain covenants that, among other things, limit the ability of Operating Company and its restricted subsidiaries to incur or guarantee more debt or issue certain preferred shares, pay dividends on, repurchase, or make distributions in respect of their capital stock or make other restricted payments; make certain investments; sell certain assets; create liens; consolidate, merge, sell, or otherwise dispose of all or substantially all of their assets; enter into certain transactions with their affiliates; and designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions, limitations and qualifications as set forth in the Indentures. The Indentures also contain customary events of default including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of Operating Company or certain of its subsidiaries. Upon an event of default, either the holders of at least 30% in principal amount of each of the then-outstanding Euro Notes or the then-outstanding USD Notes, or either of the Trustees under the Indentures, may declare the applicable notes immediately due and payable, or in certain circumstances, the applicable notes will become automatically immediately due and payable. As of September 30, 2018, Operating Company was in compliance with all material covenants under the Indentures.
As of September 30, 2018 and June 30, 2018, the amounts of cash and cash equivalents held by foreign subsidiaries were $169.5 million and $124.7 million, respectively, out of the total consolidated cash and cash equivalents of $266.1 million and $410.2 million, respectively. These balances are dispersed across many locations around the world.

Interest Rate Risk Management
A portion of the debt used to finance our operations is exposed to interest-rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed- and floating-rate assets and liabilities. Historically, we have used interest-rate swaps to manage the economic effect of variable-rate interest obligations associated with our floating-rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on our future interest expense. As of September 30, 2018, we did not have any interest-rate swap agreement in place that would have the economic effect of modifying the variable-rate interest obligations associated with our floating-rate term loans.
Currency Risk Management
We are exposed to fluctuations in the euro-U.S. dollar exchange rate on our investments in our foreign operations in Europe. While we do not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in euros. At September 30, 2018, we had $803.4 million of euro-denominated debt outstanding that qualifies as a hedge of a net investment in foreign operations. Refer to Note 10 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of net investment hedge activity in the period.
From time to time, we may use forward foreign currency exchange contracts to manage our exposure to the variability of cash flows primarily related to the foreign exchange rate changes of future foreign currency transaction costs. In addition, we may use such contracts to protect the value of existing foreign currency assets and liabilities. Currently, we do not use any forward foreign currency exchange contracts. We expect to continue to evaluate hedging opportunities for foreign currency in the future.
Contractual Obligations
Besides the change in our long-term obligations related to the $450.0 million partial paydown of outstanding borrowings under Operating Company's U.S. dollar-denominated term loans on July 31, 2018, there has been no significant change to our contractual obligations since our Fiscal 2018 10-K. Refer to Note 6 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion regarding our long-term obligations.
Off-Balance Sheet Arrangements
Other than operating leases and outstanding letters of credit as discussed above, we do not have any material off-balance sheet arrangements as of September 30, 2018.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to cash flow and earnings fluctuations as a result of certain market risks. These market risks primarily relate to changes in interest rates associated with our long-term debt obligations and foreign exchange rate changes.
Interest Rate Risk
The Company has historically used interest-rate swaps to manage the economic effect of variable-rate interest obligations associated with our floating-rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on our future interest expense. As of September 30, 2018, we did not have any interest-rate swap agreements in place that would either have the economic effect of modifying the variable-rate interest obligations associated with our floating-rate term loans or would be considered an effective cash flow hedge for financial reporting purposes.
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
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any control or procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
In October 2017, the Company acquired Catalent Indiana. During the three months ended September 30, 2018, we continued to integrate Catalent Indiana into the Company’s financial reporting processes and procedures and internal control over financial reporting. As part of this process, we have undertaken efforts to significantly enhance the internal controls of Catalent Indiana, which were not subject to the internal control requirements applicable to U.S. public companies prior to our acquisition, to bring them in line with our internal controls over financial reporting, and those efforts are ongoing.

PART II.    OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
SEC inquiry into Juniper Pharmaceuticals, Inc.
On August 14, 2018, Operating Company acquired Juniper. On November 14, 2016, Juniper filed with the SEC restated audited consolidated financial statements for the fiscal years ended December 31, 2013 through December 31, 2015, including the unaudited consolidated financial information for each quarterly period within the fiscal years ended December 31, 2014 and 2015, and restated unaudited consolidated financial statements for the quarters ended March 31, 2016 and June 30, 2016 and the related quarters in 2015, in order to correct certain timing errors regarding how it recognized revenue from a supply contract with an affiliate of Merck KGaA. On January 24, 2017, Juniper received a subpoena from the SEC requesting information concerning these restatements and related issues. Juniper responded to the subpoena and is cooperating with the SEC’s inquiry, including the taking of testimony from former Juniper employees and others. The Company understands that the inquiry is ongoing but does not believe the outcome of the investigation will be material to it; nonetheless, the Company cannot provide any assurance regarding that outcome.
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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled "Risk Factors" in our Fiscal 2017 10-K for the fiscal year ended June 30, 2018, which could materially affect our business, financial condition, or future results. The risks described in such report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. Other than what was disclosed in the Special Note Regarding Forward-Looking Statements, there has been no material change to the risk factors disclosed in our Fiscal 2018 10-K.

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

101.1
The following financial information from Catalent, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL: (i) Consolidated Statements of Operations for the Three Months Ended September 30, 2018 and 2017; (ii) Consolidated Statements of Comprehensive Income/(Loss) for the Three Months Ended September 30, 2018 and 2017; (iii) Consolidated Balance Sheets as of September 30, 2018 and June 30, 2018; (iv) Consolidated Statement of Changes in Shareholders’ Equity/(Deficit) as of September 30, 2018; (v) Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2018 and 2017; and (vi) Notes to Unaudited Consolidated Financial Statements.

* Filed herewith
** Furnished herewith
† Represents a management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALENT, INC. (Registrant)

Date:	November 6, 2018	By:	/s/ John R. Chiminski
John R. Chiminski
President & Chief Executive Officer

Date:	November 6, 2018	By:	/s/ Wetteny Joseph
Wetteny Joseph
Senior Vice President & Chief Financial Officer