Form 10-Q
period 2018-12-31
Catalent, Inc.
filed 2019-02-05
CIK 1596783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2018
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

On February 1, 2019, there were 145,632,701 shares of the Registrant's common stock, par value $0.01 per share, issued and outstanding.

CATALENT, INC. and Subsidiaries

INDEX TO FORM 10-Q
For the Three Months Ended December 31, 2018

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
Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include, but are not limited to, those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (the "Fiscal 2018 10-K") and the following:

•We participate in a highly competitive market, and increased competition may adversely affect our business.

•The demand for our offerings depends in part on our customers’ research and development and the clinical and market success of their products. Our business, financial condition, and results of operations may be harmed if our customers spend less on, or are less successful in, these activities.

•We are subject to product and other liability risks that could exceed our anticipated costs or adversely affect our results of operations, financial condition, liquidity, and cash flows.

•Failure to comply with existing and future regulatory requirements could adversely affect our results of operations and financial condition or result in claims from customers.

•Failure to provide quality offerings to our customers could have an adverse effect on our business and subject us to regulatory actions or costly litigation.

•The services and offerings we provide are highly exacting and complex, and if we encounter problems providing the services or support required, our business could suffer.

•Our global operations are subject to economic, political, and regulatory risks, including the risks of changing regulatory standards or changing interpretations of existing standards, that could affect the profitability of our operations or require costly changes to our procedures.

•The exit of the United Kingdom (the "U.K.") from the European Union could have future adverse effects on our operations, revenues, and costs, and therefore our profitability.

•If we do not enhance our existing or introduce new technology or service offerings in a timely manner, our offerings may become obsolete over time, customers may not buy our offerings, and our revenue and profitability may decline.

•We and our customers depend on patents, copyrights, trademarks, trade secrets, and other forms of intellectual property protections, but these protections may not be adequate.

•Our future results of operations are subject to fluctuations in the costs, availability, and suitability of the components of the products we manufacture, including active pharmaceutical ingredients, excipients, purchased components, and raw materials.

•Changes in market access or healthcare reimbursement for our customers’ products in the United States ("U.S.") or internationally, including possible changes to the U.S. Affordable Care Act, could adversely affect our results of operations and financial condition by affecting demand for our offerings or the financial health of our customers.

•As a global enterprise, fluctuations in the exchange rate of the U.S. dollar, our reporting currency, against foreign currencies could have a material adverse effect on our financial performance and results of operations.

•Tax legislative or regulatory initiatives or challenges to our tax positions could adversely affect our results of operations and financial condition.

•Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

•Changes to the estimated future profitability of the business may require that we establish an additional valuation allowance against all or some portion of our net U.S. deferred tax assets.

•We are dependent on key personnel.

•We use advanced information and communication systems to run our operations, compile and analyze financial and operational data, and communicate among our employees, customers, and counter-parties, and the risks generally associated with information and communications systems could adversely affect our results of operations. We are continuously working to install new, and upgrade existing, systems and provide employee awareness training around phishing, malware, and other cyber-security risks to enhance the protections available to us, but such protections may be inadequate to address malicious attacks or inadvertent compromises of data security.

•We engage, from time to time, in acquisitions and other transactions that may complement or expand our business or divest of non-strategic businesses or assets. We may not be able to complete such transactions, and such transactions, if executed, pose significant risks, including risks relating to our ability to successfully and efficiently integrate acquisitions or execute on dispositions and realize anticipated benefits therefrom. The failure to execute or realize the full benefits from any such transaction could have a negative effect on our operations.

•Our offerings or our customers’ products may infringe on the intellectual property rights of third parties.

•We are subject to environmental, health, and safety laws and regulations, which could increase our costs and restrict our operations in the future.

•We are subject to labor and employment laws and regulations, which could increase our costs and restrict our operations in the future.

•Certain of our pension plans are underfunded, and additional cash contributions we may make to increase the funding level will reduce the cash available for our business, such as the payment of our interest expense.

•Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or in our industry, expose us to interest-rate risk to the extent of our variable rate debt, and prevent us from meeting our obligations under our indebtedness.

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

PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Catalent, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited; Dollars in millions, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net revenue	$623.0	$606.3	$1,174.8	$1,150.2
Cost of sales	421.6	418.9	824.9	822.7
Gross margin	201.4	187.4	349.9	327.5
Selling, general, and administrative expenses	123.2	114.8	238.7	222.3
Impairment charges and (gain)/loss on sale of assets	(0.1)	4.2	2.8	4.2
Restructuring and other	0.1	0.1	9.8	1.3
Operating earnings	78.2	68.3	98.6	99.7
Interest expense, net	25.5	27.2	53.6	51.5
Other expense, net	1.4	13.1	7.1	18.3
Earnings from continuing operations before income taxes	51.3	28.0	37.9	29.9
Income tax expense	2.3	49.9	3.3	48.0
Net earnings/(loss)	$49.0	$(21.9)	$34.6	$(18.1)

Earnings/(loss) per share:
Basic
Net earnings/(loss)	$0.34	$(0.16)	$0.24	$(0.14)
Diluted
Net earnings/(loss)	$0.33	$(0.16)	$0.24	$(0.14)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited; Dollars in millions)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net earnings/(loss)	$49.0	$(21.9)	$34.6	$(18.1)
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	(17.6)	(13.4)	(26.4)	24.7
Pension and other post-retirement adjustments	0.6	0.5	1.0	0.9
Available for sale investments	—	(3.0)	—	(6.4)
Other comprehensive income/(loss), net of tax	(17.0)	(15.9)	(25.4)	19.2
Comprehensive income/(loss)	$32.0	$(37.8)	$9.2	$1.1
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited; Dollars in millions, except share and per share data)

	December 31, 2018	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$207.9	$410.2
Trade receivables, net	551.3	555.8
Inventories	235.2	209.1
Prepaid expenses and other	77.1	65.2
Total current assets	1,071.5	1,240.3
Property, plant, and equipment, net	1,285.8	1,270.6
Other assets:
Goodwill	1,421.4	1,397.2
Other intangibles, net	581.0	544.9
Deferred income taxes	31.7	32.9
Other	50.2	45.2
Total assets	$4,441.6	$4,531.1

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$69.9	$71.9
Accounts payable	184.4	192.1
Other accrued liabilities	260.0	312.9
Total current liabilities	514.3	576.9
Long-term obligations, less current portion	2,130.0	2,649.4
Pension liability	129.6	131.6
Deferred income taxes	50.1	32.5
Other liabilities	54.6	54.0
Commitment and contingencies (see Note 14)
Shareholders' equity:
Common stock $0.01 par value; 1.0 billion shares authorized on December 31, 2018 and June 30, 2018, 145,622,900 and 133,423,628 issued and outstanding on December 31, 2018 and June 30, 2018, respectively.	1.5	1.3
Preferred stock $0.01 par value; 100 million authorized on December 31, 2018 and June 30, 2018, 0 issued and outstanding on December 31, 2018 and June 30, 2018.	—	—
Additional paid in capital	2,735.1	2,283.3
Accumulated deficit	(822.4)	(872.1)
Accumulated other comprehensive income/(loss)	(351.2)	(325.8)
Total shareholder's equity	1,563.0	1,086.7
Total liabilities and shareholder’s equity	$4,441.6	$4,531.1
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity/(Deficit)
(Unaudited; Dollars in millions, except share data in thousands)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity/ (Deficit)
Balance at June 30, 2018	133,423.6	$1.3	$2,283.3	$(872.1)	$(325.8)	$1,086.7
Cumulative effect of change in accounting for ASC 606, net of tax				15.1		15.1
Equity offering, sale of common stock	11,431.4	0.1	445.4			445.5
Share issuances related to stock-based compensation	767.9	0.1	(0.1)			—
Stock-based compensation			17.5			17.5
Cash paid, in lieu of equity, for tax withholding			(11.0)			(11.0)
Net earnings				34.6		34.6
Other comprehensive income/(loss), net of tax					(25.4)	(25.4)
Balance at December 31, 2018	145,622.9	$1.5	$2,735.1	$(822.4)	$(351.2)	$1,563.0
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; Dollars in millions)

	Six Months Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings/(loss)	$34.6	$(18.1)
Adjustments to reconcile earnings/(loss) from operations to net cash from operations:
Depreciation and amortization	107.5	85.8
Non-cash foreign currency transaction (gain)/loss, net	3.2	7.1
Amortization and write-off of debt financing costs	6.1	2.5
Asset impairments charges and (gain)/loss on sale of assets	2.8	4.2
Reclassification of financing fees paid	—	11.8
Stock-based compensation	17.5	15.5
Provision/(benefit) for deferred income taxes	(0.1)	35.6
Provision for bad debts and inventory	5.1	3.5
Change in operating assets and liabilities:
Decrease/(increase) in trade receivables	3.1	104.6
Decrease/(increase) in inventories	(26.0)	—
Increase/(decrease) in accounts payable	(11.3)	(0.4)
Other assets/accrued liabilities, net — current and non-current	(58.0)	(76.1)
Net cash provided by operating activities	84.5	176.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and other productive assets	(81.3)	(82.9)
Proceeds from sale of property and equipment	—	1.8
Proceeds from sale of subsidiaries	—	3.4
Payment for acquisitions, net of cash acquired	(127.5)	(748.0)
Net cash (used in) investing activities	(208.8)	(825.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in other borrowings	(4.9)	(0.6)
Proceeds from borrowing, net	—	442.6
Payments related to long-term obligations	(503.4)	(9.4)
Financing fees paid	—	(15.6)
Proceeds from sale of common stock, net	445.5	277.8
Cash paid, in lieu of equity, for tax-withholding obligations	(11.0)	(12.4)
Net cash (used in)/provided by financing activities	(73.8)	682.4
Effect of foreign currency exchange on cash	(4.2)	8.5
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	(202.3)	41.2
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	410.2	288.3
CASH AND EQUIVALENTS AT END OF PERIOD	$207.9	$329.5
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$52.2	$41.5
Income taxes paid, net	$24.4	$8.0

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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the year ending June 30, 2019. The consolidated balance sheet at June 30, 2018 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information on the Company's accounting policies and footnotes, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018 filed with the Securities and Exchange Commission (the "SEC").
In fiscal 2018, the Company engaged in a business reorganization to better align its internal business unit structure with its "Follow the Molecule" strategy and the increased focus on its biologics-related offerings. Under the revised structure, the Company created two new operating segments from the former Drug Delivery Solutions segment:
•Biologics and Specialty Drug Delivery, which encompasses biologic cell-line development and manufacturing, development and manufacturing services for blow-fill-seal unit doses, prefilled syringes, vials, and cartridges; analytical development and testing services for large molecules; and development and manufacturing for inhaled products for delivery via metered dose inhalers, dry powder inhalers, and intra-nasal sprays; and
•Oral Drug Delivery, which encompasses comprehensive formulation development, manufacturing, and analytical development capabilities using advanced processing technologies such as bioavailability enhancement, controlled release, particle size engineering, and taste-masking for solid oral-dose forms.
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
Research and Development Costs
The Company expenses research and development costs as incurred. Costs incurred in connection with the development of new offerings and manufacturing process improvements are recorded within selling, general, and administrative expenses. Such research and development costs included in selling, general, and administrative expenses amounted to $1.0 million and $1.5 million for the three and six months ended December 31, 2018, respectively, and $1.5 million and $3.3 million for the three and six months ended December 31, 2017, respectively. Costs incurred in connection with research and development services the Company provides to customers and services performed in support of the commercial manufacturing process for customers are recorded within cost of sales. Such research and development costs included in cost of sales amounted to $14.3 million and $25.6 million for the three and six months ended December 31, 2018, respectively, and $12.4 million and $22.4 million for the three and six months ended December 31, 2017, respectively.
Recent Financial Accounting Standards
Recently Adopted Accounting Standards
In May 2014, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which was codified as ASC 606 and superseded nearly all existing revenue-recognition guidance. The guidance’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, the guidance creates a five-step model that requires a company to exercise judgment when considering the terms of the contracts and all relevant facts and circumstances. The five steps require a company to identify customer contracts, identify the separate performance obligations, determine the transaction price, allocate the transaction price to the separate performance obligations, and recognize revenue when or as each performance obligation is satisfied. The guidance allows for either full retrospective adoption, where the standard is applied to all periods presented, or modified retrospective adoption, where the standard is applied only to the most current period presented in the financial statements. The Company adopted the guidance as of July 1, 2018 using the modified retrospective approach applied to contracts that were not completed as of that date. The Company recorded a cumulative effect adjustment to the fiscal 2019 opening balance of its accumulated deficit upon adoption of this guidance, which decreased beginning accumulated deficit by $15.1 million.
The following table provides the impact of adopting the guidance on the Company’s financial statements:

	Three months Ended December 31, 2018			Six months Ended December 31, 2018
(Dollars in millions)	As Reported	Effects of Change	Amount without Adoption of ASC 606	As Reported	Effects of Change	Amount without Adoption of ASC 606
Net revenue	$623.0	$5.0	$628.0	$1,174.8	$18.6	$1,193.4
Cost of sales	421.6	20.2	441.8	824.9	31.6	856.5
Gross margin	201.4	(15.2)	186.2	349.9	(13.0)	336.9
Earnings from continuing operations before income taxes	51.3	(15.2)	36.1	37.9	(13.0)	24.9
Income tax expense	2.3	(4.0)	(1.7)	3.3	(3.8)	(0.5)
Net earnings/(loss)	$49.0	$(11.2)	$37.8	$34.6	$(9.2)	$25.4
The impact of ASC 606 on the Company's consolidated balance sheet is immaterial.
The adoption of ASC 606 resulted in three primary changes as compared to the previous revenue recognition guidance: (a) revenue from commercial product supply is recognized following successful completion of the required quality assurance process where it was previously recognized upon shipment of the product to the customer; (b) earlier recognition of revenue from certain commercial supply contract cancellations is recognized as variable consideration as the Company’s performance obligations are satisfied rather than only upon agreement of the amount with the customer; and (c) revenue from sourcing comparator drug product for clinical supply services is recorded net of the cost of procuring it rather than at full value with a corresponding expense. Refer to Note 2 for the Company's revenue recognition policy.
In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires entities to report the service cost component of the net periodic benefit cost in the same income statement line as other compensation costs arising from services rendered by employees during the reporting period. The other components of the net benefit costs will be presented in the income statement separately from the service cost and below the income from operations subtotal. The Company adopted this guidance as of July 1, 2018, on a retrospective basis, which had an effect on the consolidated statement of operations for the three and six months ended December 31, 2017. The following table summarizes the Company's As Previously Reported and As Adjusted changes to the consolidated statement of operations for the three and six months ended December 31, 2017:

	Three Months Ended December 31, 2017		Six Months Ended December 31, 2017
(Dollars in millions)	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
Selling, general, and administrative expenses	$114.3	$114.8	$221.3	$222.3
Operating earnings	68.8	68.3	100.7	99.7
Other expense, net	13.6	13.1	19.3	18.3
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
New Accounting Standards Not Adopted as of December 31, 2018
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The ASU will be effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years and allows for either a retrospective or prospective application. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.
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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will supersede ASC 840 Leases. The new guidance requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases and will be effective for public reporting entities in annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The guidance is required to be adopted using the modified retrospective approach. The Company anticipates that most of its operating leases will result in the recognition of additional assets and corresponding liabilities on its consolidated balance sheets. The Company continues to evaluate the impact of adopting this guidance on its consolidated financial statements.
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
The following tables allocate revenue for the three and six months ended December 31, 2018 by type of activity and reporting segment (in millions):

Three months ended December 31, 2018	Softgel Technologies	Biologics & Specialty Drug Delivery	Oral Drug Delivery	Clinical Supply Services	Total
Manufacturing & commercial product supply	$197.0	$88.6	$100.5	$—	$386.1
Development services	16.7	95.7	53.5	—	165.9
Clinical supply services	—	—	—	80.8	80.8
Total	$213.7	$184.3	$154.0	$80.8	$632.8
		Inter-segment revenue elimination			(9.8)
			Combined net revenue		$623.0

Six months ended December 31, 2018	Softgel Technologies	Biologics & Specialty Drug Delivery	Oral Drug Delivery	Clinical Supply Services	Total
Manufacturing & commercial product supply	$381.4	$162.4	$182.2	$—	$726.0
Development services	31.5	176.5	101.9	—	309.9
Clinical supply services	—	—	—	158.5	158.5
Total	$412.9	$338.9	$284.1	$158.5	$1,194.4
		Inter-segment revenue elimination			(19.6)
			Combined net revenue		$1,174.8

The following table allocates revenue by the location where the goods were made or the service performed:

(Dollars in millions)	Three months ended December 31, 2018	Six months ended December 31, 2018
United States	$315.1	$579.5
Europe	214.8	411.2
International Other	119.7	227.3
Elimination of revenue attributable to multiple locations	(26.6)	(43.2)
Total	$623.0	$1,174.8

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
In certain arrangements, the Company recognizes revenue over time as the Company satisfies performance obligations. Satisfaction of the performance obligations is measured using an output method measure of progress based on effort expended by the Company. In other arrangements, revenue is recognized when the customer has taken legal title to or accepted the product or service deliverable and the Company has a right to payment based on the terms of the arrangement.
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
Clinical Supply Services Revenue
Clinical supply services contracts generally take the form of fee-for-service arrangements. Performance obligations for clinical supply services revenue typically include a combination of the following services: the manufacturing, packaging, storage, distribution, destruction, and inventory management of customer clinical trials materials. Performance obligations can also include the sourcing of comparator drug products on behalf of customers to be used in clinical trials to compare performance with the drug under clinical investigation. In certain arrangements, the Company recognizes revenue over time when the Company satisfies performance obligations. Satisfaction of the performance obligations is measured using an output method measure of progress based on effort expended by the Company. In other arrangements, revenue is recognized when the customer has taken legal title or accepted the product or service deliverable and the Company has right to payment based on the terms of the arrangement. Payment is typically due 30 to 90 days following the completion of services provided to the customer based on the payment terms set forth in the applicable customer agreement.
The Company records revenue for comparator sourcing arrangements on a net basis because it is acting as an agent that does not control the product or service before it is transferred to the customer. Payment for comparator sourcing activity is typically received in advance at the commencement of the contract and is initially recorded as a contract liability.
Contract Liabilities
Contract liabilities relate to cash consideration that the Company receives in advance of satisfying the related performance obligations. Changes in the contractual liabilities balance during the six months ended December 31, 2018 are as follows:

(Dollars in millions)
Contract liability
Balance at June 30, 2018	$100.9
Balance at December 31, 2018	$112.4
Revenue recognized in the period from:
Amounts included in contracts liability at the beginning of the period	$48.9
Remaining Performance Obligations
For the Softgel Technologies, Biologics and Specialty Drug Delivery, and Oral Drug Delivery segments, remaining performance obligations represent firm orders for manufacturing and commercial product supply, including minimum volume commitments and future development services, for which there are incomplete performance obligations. For the Clinical Supply Services segment, remaining performance obligations represent estimated future service revenues from work not yet completed under signed contracts. The remaining performance obligations as of December 31, 2018 were $1,274.5 million, including approximately $319.2 million related to our Clinical Supply Services segment. We expect to recognize approximately 58% of the remaining performance obligations in existence as of December 31, 2018 over the next six months, with the remaining recognized thereafter.

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
The aggregate purchase consideration, net of cash acquired, was $127.5 million, which was funded by cash on hand. As a result of the preliminary fair value allocations, the Company recognized intangible assets of $69.0 million and $10.0 million for product relationships and customer relationships, respectively. The remainder of the preliminary fair value was allocated to tangible assets acquired and goodwill. The fair value allocation is expected to be completed upon finalization of an independent appraisal over the next several months, but no later than one year from the acquisition date.
4. GOODWILL
The following table summarizes the changes between June 30, 2018 and December 31, 2018 in the carrying amount of goodwill in total and by reporting segment:

(Dollars in millions)	Softgel Technologies	Biologics and Specialty Drug Delivery	Oral Drug Delivery	Clinical Supply Services	Total
Balance at June 30, 2018	$415.2	$505.7	$319.9	$156.4	$1,397.2
Additions	—	—	42.9	—	42.9
Foreign currency translation adjustments	(7.1)	(0.9)	(5.2)	(5.5)	(18.7)
Balance at December 31, 2018	$408.1	$504.8	$357.6	$150.9	$1,421.4
The increase in goodwill in the Oral Drug Delivery reporting segment is a result of the Juniper acquisition. The Company did not record an impairment charge in the current period.

5. DEFINITE-LIVED LONG-LIVED ASSETS
The Company’s definite-lived long-lived assets include property, plant, and equipment as well as intangible assets with definite lives. Refer to Note 16, Supplemental Balance Sheet Information for details related to property, plant, and equipment.
The details of other intangibles, net as of December 31, 2018 and June 30, 2018 are as follows:

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2018
Amortized intangibles:
Core technology	18 years	$168.0	$(88.7)	$79.3
Customer relationships	14 years	589.9	(158.4)	431.5
Product relationships	11 years	275.3	(205.1)	70.2
Total intangible assets		$1,033.2	$(452.2)	$581.0
The increases in customer relationships and product relationships as of December 31, 2018 are associated with the acquisition of Juniper in August 2018.

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2018
Amortized intangibles:
Core technology	18 years	$170.8	$(85.3)	$85.5
Customer relationships	14 years	587.0	(140.9)	446.1
Product relationships	12 years	210.5	(197.2)	13.3
Total intangible assets		$968.3	$(423.4)	$544.9
Amortization expense was $19.5 million and $37.7 million for the three and six months ended December 31, 2018, respectively, and $16.1 million and $27.5 million for the three and six months ended December 31, 2017, respectively. Future amortization expense for the next five fiscal years is estimated to be:

(Dollars in millions)	Remainder Fiscal 2019	2020	2021	2022	2023	2024
Amortization expense	$33.8	$58.4	$58.4	$58.4	$58.4	$58.3

6. LONG-TERM OBLIGATIONS AND SHORT-TERM BORROWINGS
Long-term obligations and short-term borrowings consist of the following at December 31, 2018 and June 30, 2018:

(Dollars in millions)	Maturity as of December 31, 2018	December 31, 2018	June 30, 2018
Senior Secured Credit Facilities
Term loan facility U.S. dollar-denominated	May 2024	$775.8	$1,228.4
Term loan facility euro-denominated	May 2024	349.0	358.9
Euro-denominated 4.75% Senior Notes due 2024	December 2024	428.7	438.4
U.S. dollar-denominated 4.875% Senior Notes due 2026	January 2026	444.2	443.8
Deferred purchase consideration	October 2021	141.7	188.9
$200 million revolving credit facility	May 2022	—	—
Capital lease obligations	2020 to 2032	58.6	60.8
Other obligations	2018 to 2019	1.9	2.1
Total		2,199.9	2,721.3
Less: Current portion of long-term obligations and other short-term borrowings		69.9	71.9
Long-term obligations, less current portion		$2,130.0	$2,649.4
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
Deferred Purchase Consideration
In connection with the acquisition of Catalent Indiana in October 2017, $200.0 million of the $950.0 million aggregate nominal purchase price is payable in $50 million installments, on each of the first four anniversaries of the closing date. The Company paid the first of these four payments in October 2018. The deferred purchase consideration was initially recorded at fair value and included a component of imputed interest.
Bridge Loan Facility
On September 18, 2017, contemporaneous with the Company entering into the agreement to acquire Catalent Indiana, Operating Company entered into a debt commitment letter with Morgan Stanley Senior Funding, Inc., JP Morgan Chase Bank, N.A., Royal Bank of Canada, RBC Capital Markets, Bank of America, N.A., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as commitment parties. Pursuant to the debt commitment letter and subject to its terms and conditions, the commitment parties agreed to provide a senior unsecured bridge loan facility (the "Bridge Facility") of up to $700.0 million in the aggregate for the purpose of providing any back-up financing necessary to fund a portion of the consideration to be paid in the acquisition and related fees, costs, and expenses (the "Bridge Loan Commitment"). In connection with entering into the Bridge Facility, Operating Company incurred $6.1 million of associated fees. Operating Company did not draw on it to fund the acquisition and the Company expensed the $6.1 million in the second quarter of fiscal 2018 as part of other expense, net and the facility was closed.
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
The Credit Agreement also contains change-of-control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of December 31, 2018, Operating Company was in compliance with all material covenants under the Credit Agreement.
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
The Euro Notes and the USD Notes
The Indentures governing the Euro Notes and the USD Notes (the "Indentures") contain certain covenants that, among other things, limit the ability of Operating Company and its restricted subsidiaries to incur or guarantee more debt or issue certain preferred shares; pay dividends on, repurchase, or make distributions in respect of their capital stock or make other restricted payments; make certain investments; sell certain assets; create liens; consolidate, merge, sell; or otherwise dispose of all or substantially all of their assets; enter into certain transactions with their affiliates, and designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions, limitations, and qualifications as set forth in the Indentures. The Indentures also contain customary events of default including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of Operating Company or certain of its subsidiaries. Upon an event of default, either the holders of at least 30% in principal amount of each of the then-outstanding Euro Notes or the then-outstanding USD Notes, or either of the Trustees under the Indentures, may declare the applicable notes immediately due and payable; or in certain circumstances, the applicable notes will become automatically immediately due and payable. As of December 31, 2018, Operating Company was in compliance with all material covenants under the Indentures.
Fair Value of Debt Instruments
The estimated fair value of the senior secured credit facility, a Level 2 fair-value estimate, is based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities and considers collateral, if any. The estimated fair value of the Euro and USD Notes, a Level 1 fair-value estimate, is based on the quoted market prices of the instruments. The carrying amounts and the estimated fair values of financial instruments as of December 31, 2018 and June 30, 2018 are as follows:

		December 31, 2018		June 30, 2018
(Dollars in millions)	Fair Value Measurement	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Euro-denominated 4.75% Senior Notes	Level 1	$428.7	$428.7	$438.4	$457.6
U.S. Dollar-denominated 4.875% Senior Notes	Level 1	444.2	419.8	443.8	428.3
Senior Secured Credit Facilities & Other	Level 2	1,327.0	1,246.0	1,839.1	1,768.0
Total		$2,199.9	$2,094.5	$2,721.3	$2,653.9

7. EARNINGS PER SHARE
The reconciliations between basic and diluted earnings per share attributable to Catalent common shareholders for the three and six months ended December 31, 2018 and 2017, respectively, are as follows (in millions, except share and per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net earnings/(loss)	$49.0	$(21.9)	$34.6	$(18.1)

Weighted average shares outstanding	145,058,230	132,983,262	143,285,870	129,327,188
Dilutive securities issuable-stock plans	1,602,109	—	1,775,739	—
Total weighted average diluted shares outstanding	146,660,339	132,983,262	145,061,609	129,327,188

Earnings/(loss) per share:
Basic	$0.34	$(0.16)	$0.24	$(0.14)
Diluted	$0.33	$(0.16)	$0.24	$(0.14)
 The computation of diluted earnings per share for the three and six months ended December 31, 2018 excludes the effect of the potential common shares issuable under employee-held stock options and restricted stock units of approximately 1.1 million and 1.0 million shares, respectively, because they are anti-dilutive. The computation of diluted earnings per share for the three and six months ended December 31, 2017 excludes the maximum effect of the potential common shares issuable under employee-held stock options and restricted stock units of approximately 2.6 million shares, and excludes restricted share awards of 2.1 million shares, because the Company had a net loss for the period and the effect would therefore be anti-dilutive.

8. OTHER EXPENSE, NET
The components of other expense, net for the three and six months ended December 31, 2018 and 2017 are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2018	2017	2018	2017
Other expense, net
Debt refinancing costs (1)	$—	$11.8	$4.2	$11.8
Foreign currency (gains) and losses (2)	0.7	1.3	2.4	6.9
Other	0.7	—	0.5	(0.4)
Total other expense, net	$1.4	$13.1	$7.1	$18.3
(1) The expense in the six months ended December 31, 2018 includes a write-off of $4.2 million of previously capitalized financing charges related to the Company's U.S. dollar term loan under its senior secured credit facility. The prior-year debt refinancing costs include financing charges related to the offering of the USD Notes and the Third Amendment and also include a $6.1 million charge for commitment fees paid during the first quarter of fiscal 2018 on the Bridge Facility.
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
The following table summarizes the significant costs recorded within restructuring and other costs:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2018	2017	2018	2017
Restructuring costs:
Employee-related reorganization	$0.1	$1.6	$9.8	$3.3
Facility exit and other costs	—	(0.7)	—	(0.2)
Total restructuring costs	$0.1	$0.9	$9.8	$3.1
Other - customer claims, net of insurance recoveries	—	(0.8)	—	(1.8)
Total restructuring and other costs	$0.1	$0.1	$9.8	$1.3

10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to fluctuations in the applicable exchange rate on its investments in foreign operations. While the Company does not actively hedge against changes in foreign currency, the Company has mitigated its exposure from its investments in its European operations by denominating a portion of its debt in euros. At December 31, 2018, the Company had euro-denominated debt outstanding of $777.7 million that is designated and qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the translation gains or losses are reported in accumulated other comprehensive income/(loss) as part of the cumulative translation adjustment. The non-hedge portions of the translation gains or losses are reported in the statement of operations. The following table includes net investment hedge activity during the three and six months ended December 31, 2018 and 2017.

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2018	2017	2018	2017
Unrealized foreign exchange gain/(loss) within other comprehensive income	$15.6	$(3.9)	$11.4	$(21.5)
Unrealized foreign exchange gain/(loss) within statement of operations	$9.4	$(2.8)	$6.9	$(16.2)
The net accumulated gain of the instrument designated as a hedge as of December 31, 2018 within other comprehensive income/(loss) was approximately $59.0 million. Amounts are reclassified out of accumulated other comprehensive income/(loss) into earnings when the entity to which the gains and losses relate is either sold or substantially liquidated.
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
ASC 740, Income Taxes ("ASC 740") requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the 2017 Tax Act’s provisions, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which allowed companies to record the tax effects of the 2017 Tax Act on a provisional basis based on a reasonable estimate and then, if necessary, subsequently adjust such amounts during a limited measurement period as more information became available. The measurement period ended December 22, 2018 and our accounting for the tax effects of the Act through December 31, 2018 is complete as of December 31, 2018. For the three and six months ended December 31, 2018, the Company recorded a net benefit of $6.9 million, reducing the estimated net charge from $42.5 million previously recorded during fiscal 2018, to $35.6 million. This reduction was primarily related to additional foreign tax credit benefits associated with the mandatory transition tax charge for deemed repatriation of deferred foreign income. There were no other changes recorded to the tax provision related to the 2017 Tax Act. The Company continues to evaluate the potential impact of all provisions of the 2017 Tax Act, as the U.S. Treasury Department has and is expected to continue issuing guidance related to the 2017 Tax Act during the Company’s fiscal year 2019.
As noted above, the 2017 Tax Act subjects a US Company to tax on GILTI earned by certain foreign subsidiaries. The Company will account for GILTI in the year the tax is incurred as a period cost.
Other Tax Matters
The Company accounts for income taxes in accordance with ASC 740. Generally, fluctuations in the effective tax rate are primarily due to changes in U.S. and non-U.S. pretax income resulting from the Company’s business mix and changes in the tax impact of special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Such discrete items include, but are not limited to, changes in foreign statutory tax rates, the amortization of certain assets, and the tax impact of changes in its ASC 740 unrecognized tax benefit reserves. In the normal course of business, the Company is subject to examination by taxing authorities around the world, including such major jurisdictions as the United States, Germany, France, and the United Kingdom. The Company is no longer subject to examinations by the relevant tax authorities for years prior to fiscal year 2009. Under the terms of the 2007 purchase agreement by which the stockholders at that time acquired their interest in the Company, the Company is indemnified by its former owner for tax liabilities that may arise after the 2007 purchase that relate to tax periods prior to April 10, 2007. The indemnification agreement applies to, among other taxes, any and all federal, state, and international income-based taxes as well as related interest and penalties. As of December 31, 2018 and June 30, 2018, approximately $0.6 million and $0.7 million, respectively, of unrecognized tax benefit are subject to indemnification by the Company's former owner.

ASC 740 includes guidance on the accounting for uncertainty in income taxes recognized in the financial statements. This standard provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeal or litigation process, based on the technical merits. As of December 31, 2018 and June 30, 2018, the Company had a total of $2.0 million and $2.2 million of unrecognized tax benefits, respectively.
As of December 31, 2018 and June 30, 2018, the Company had a total of $3.7 million and $4.1 million, respectively, of uncertain tax positions (including accrued interest and penalties). As of these dates, $2.0 million and $2.2 million, respectively, represent the amount of unrecognized tax benefits, which, if recognized, would favorably affect the effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2018 and June 30, 2018, the Company has approximately $1.7 million and $2.0 million, respectively, of accrued interest and penalties related to uncertain tax positions. As of these dates, the portion of such interest and penalties subject to indemnification by its former owner is $1.3 million and $1.6 million, respectively.
12. EMPLOYEE RETIREMENT BENEFIT PLANS
Components of the Company’s net periodic benefit costs are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$0.9	$0.9	$1.8	$1.8
Interest cost	1.9	1.8	3.8	3.6
Expected return on plan assets	(2.6)	(2.9)	(5.2)	(5.8)
Amortization (1)	0.6	0.6	1.2	1.2
Net amount recognized	$0.8	$0.4	$1.6	$0.8
(1)      Amount represents the amortization of unrecognized actuarial gains/(losses).
As previously disclosed, the Company notified the trustees of a multi-employer pension plan of its withdrawal from participation in such plan in fiscal 2012. The actuarial review process administered by the plan trustees ended in fiscal 2015. The liability reported reflects the present value of the Company's expected future long-term obligations. The estimated discounted value of the projected contributions related to such plans was $38.9 million and $39.0 million as of December 31, 2018 and June 30, 2018, respectively, and is included within pension liability on the consolidated balance sheets. The annual cash impact associated with the Company's obligations in such plan is approximately $1.7 million per year.
13. EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Description of Capital Stock
The Company is authorized to issue 1,000,000,000 shares of common stock, par value $0.01 per share ("Common Stock"), and 100,000,000 shares of preferred stock, par value $0.01 per share. Under the Company's certificate of incorporation, each share of Common Stock has one vote, and the Common Stock votes together as a single class.
Public Stock Offering
On July 27, 2018, the Company completed the 2018 Equity Offering, a public offering in which the Company sold 11.4 million shares, including the underwriters' over-allotment option, of Common Stock at a price of $40.24 per share, before underwriting discounts and commissions. Net of these discounts and commissions and other offering expenses, the Company obtained total net proceeds from the 2018 Equity Offering, including the over-allotment exercise, of $445.5 million. The net proceeds of the 2018 Equity Offering were used to repay a corresponding portion of the outstanding borrowings under Operating Company's U.S. dollar-denominated term loans.
On September 29, 2017, the Company completed a public offering (the "2017 Equity Offering"), pursuant to which the Company sold 7.4 million shares, including the underwriters' over-allotment option, of Common Stock at a price of $39.10 per share, before underwriting discounts and commissions. Net of these discounts and commissions and other offering expenses, the Company obtained total net proceeds from the 2017 Equity Offering, including the over-allotment exercise, of $277.8 million. The net proceeds of the 2017 Equity Offering were used to fund a portion of the consideration for the Catalent Indiana acquisition due at its closing.

Outstanding Stock

Shares outstanding include shares of unvested restricted stock. Unvested restricted stock included in reportable shares outstanding was 0.7 million shares as of December 31, 2018. Shares of unvested restricted stock are excluded from our calculation of basic weighted average shares outstanding, but their dilutive impact is added back in the calculation of diluted weighted average shares outstanding, except when the effect would be anti-dilutive.
Stock Repurchase Program
On October 29, 2015, the Company’s Board of Directors authorized a share repurchase program to use up to $100.0 million to repurchase shares of outstanding Common Stock. Under the program, the Company is authorized to repurchase shares through open market purchases, privately negotiated transactions, or otherwise as permitted by applicable federal securities laws. There has been no purchase pursuant to this program as of December 31, 2018.
Accumulated Other Comprehensive Income/(loss)
The components of the changes in the cumulative translation adjustment, minimum pension liability, and available for sale investment for the three and six months ended December 31, 2018 and 2017 are presented below.

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2018	2017	2018	2017
Foreign currency translation adjustments:
Net investment hedge	$15.6	$(3.9)	$11.4	$(21.5)
Long-term intercompany loans	(10.8)	(2.3)	(14.1)	11.2
Translation adjustments	(18.9)	(5.2)	(21.7)	30.9
Total foreign currency translation adjustment, pretax	(14.1)	(11.4)	(24.4)	20.6
Tax expense/(benefit)	3.5	2.0	2.0	(4.1)
Total foreign currency translation adjustment, net of tax	$(17.6)	$(13.4)	$(26.4)	$24.7

Net change in minimum pension liability
Net gain recognized during the period	$0.7	$0.6	1.3	1.2
Total pension liability, pretax	0.7	0.6	1.3	1.2
Tax expense	0.1	0.1	0.3	0.3
Net change in minimum pension liability, net of tax	$0.6	$0.5	$1.0	$0.9

Net change in available for sale investment:
Net loss recognized during the period	$—	$(3.6)	—	(8.8)
Total available for sale investment, pretax	—	(3.6)	—	(8.8)
Tax benefit	—	(0.6)	—	(2.4)
Net change in available for sale investment, net of tax	$—	$(3.0)	$—	$(6.4)

For the three months ended December 31, 2018, the changes in accumulated other comprehensive income/(loss), net of tax by component are as follows:

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Liability Adjustments	Available for Sale Investment Adjustments	Total
Balance at September 30, 2018	$(293.9)	$(39.2)	$(1.1)	$(334.2)
Other comprehensive income/(loss) before reclassifications	(17.6)	—	—	(17.6)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	0.6	—	0.6
Net current period other comprehensive income/(loss)	(17.6)	0.6	—	(17.0)
Balance at December 31, 2018	$(311.5)	$(38.6)	$(1.1)	$(351.2)

For the six months ended December 31, 2018, the changes in accumulated other comprehensive income/(loss), net of tax by component are as follows:

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Liability Adjustments	Available for Sale Investment Adjustments	Total
Balance at June 30, 2018	$(285.1)	$(39.6)	$(1.1)	$(325.8)
Other comprehensive income/(loss) before reclassifications	(26.4)	—	—	(26.4)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	1.0	—	1.0
Net current period other comprehensive income/(loss)	(26.4)	1.0	—	(25.4)
Balance at December 31, 2018	$(311.5)	$(38.6)	$(1.1)	$(351.2)

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
The following tables include net revenue and Segment EBITDA during the three and six months ended December 31, 2018 and 2017:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2018	2017	2018	2017
Softgel Technologies
Net revenue	$213.7	$228.1	$412.9	$447.8
Segment EBITDA	$44.2	$50.1	$77.5	$85.2
Biologics and Specialty Drug Delivery
Net revenue	184.3	148.7	338.9	240.4
Segment EBITDA	50.8	39.9	77.3	48.6
Oral Drug Delivery
Net revenue	154.0	137.2	284.1	271.8
Segment EBITDA	44.8	41.2	72.2	79.9
Clinical Supply Services
Net revenue	80.8	108.7	158.5	218.4
Segment EBITDA	21.0	19.0	41.2	35.7
Inter-segment revenue elimination	(9.8)	(16.4)	(19.6)	(28.2)
Unallocated costs (1)	(29.4)	(48.2)	(69.2)	(82.2)
Combined totals:
Net revenue	$623.0	$606.3	$1,174.8	$1,150.2

EBITDA from operations	$131.4	$102.0	$199.0	$167.2

(1) Unallocated costs include restructuring and special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2018	2017	2018	2017
Impairment charges and gain/(loss) on sale of assets	$0.1	$(4.2)	$(2.8)	$(4.2)
Stock-based compensation	(7.5)	(8.5)	(17.5)	(15.5)
Restructuring and other special items (a)	(5.9)	(11.9)	(19.1)	(24.2)
Other (expense), net (b)	(1.4)	(13.1)	(7.1)	(18.3)
Non-allocated corporate costs, net	(14.7)	(10.5)	(22.7)	(20.0)
Total unallocated costs	$(29.4)	$(48.2)	$(69.2)	$(82.2)
(a) Restructuring and other special items include transaction and integration costs associated primarily with the acquisitions of Catalent Indiana and Juniper.
(b) Refer to Note 8, Other Expense for details of financing changes and foreign currency translation adjustments recorded within Other (expense), net.
Provided below is a reconciliation between net earnings/(loss) and EBITDA from operations:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2018	2017	2018	2017
Net earnings/(loss)	$49.0	$(21.9)	$34.6	$(18.1)
Depreciation and amortization	54.6	46.8	107.5	85.8
Interest expense, net	25.5	27.2	53.6	51.5
Income tax expense	2.3	49.9	3.3	48.0
EBITDA from operations	$131.4	$102.0	$199.0	$167.2

The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the consolidated financial statements:

(Dollars in millions)	December 31, 2018	June 30, 2018
Assets
Softgel Technologies	$1,385.0	$1,402.0
Biologics and Specialty Drug Delivery	1,793.4	1,739.7
Oral Drug Delivery	1,211.9	1,074.2
Clinical Supply Services	642.0	613.0
Corporate and eliminations	(590.7)	(297.8)
Total assets	$4,441.6	$4,531.1

16. SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplemental balance sheet information at December 31, 2018 and June 30, 2018 is detailed in the following tables.
Inventories
Work-in-process and finished goods inventories include raw materials, labor, and overhead. Total inventories consist of the following:

(Dollars in millions)	December 31, 2018	June 30, 2018
Raw materials and supplies	$157.3	$137.1
Work-in-process	43.8	42.3
Finished goods	54.8	48.3
Total inventories, gross	255.9	227.7
Inventory cost adjustment	(20.7)	(18.6)
Inventories	$235.2	$209.1
Prepaid expenses and other
Prepaid expenses and other consist of the following:

(Dollars in millions)	December 31, 2018	June 30, 2018
Prepaid expenses	$20.8	$19.2
Spare parts supplies	10.6	11.1
Prepaid income tax	11.0	7.2
Non-U.S. value-added tax	17.7	12.5
Other current assets	17.0	15.2
Prepaid expenses and other	$77.1	$65.2

Property, plant, and equipment, net
Property, plant, and equipment, net consist of the following:

(Dollars in millions)	December 31, 2018	June 30, 2018
Land, buildings, and improvements	$940.0	$928.1
Machinery, equipment, and capitalized software	1,037.6	988.1
Furniture and fixtures	16.3	14.9
Construction in progress	179.5	166.8
Property, plant, and equipment, at cost	2,173.4	2,097.9
Accumulated depreciation	(887.6)	(827.3)
Property, plant, and equipment, net	$1,285.8	$1,270.6
Depreciation expense was $35.1 million and $69.8 million for the three and six months ended December 31, 2018, respectively, and $30.7 million and $58.3 million for the three and six months ended December 31, 2017, respectively. Depreciation expense includes amortization of assets related to capital leases. The Company charges repairs and maintenance costs to expense as incurred. The amount of capitalized interest was immaterial for all periods presented.
Other accrued liabilities
Other accrued liabilities consist of the following:

(Dollars in millions)	December 31, 2018	June 30, 2018
Accrued employee-related expenses	$72.8	$104.3
Restructuring accrual	11.5	9.4
Accrued interest	10.9	16.5
Contract liability	112.4	100.9
Accrued income tax	6.5	25.9
Other accrued liabilities and expenses	45.9	55.9
Other accrued liabilities	$260.0	$312.9

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
There was no material change to our critical accounting policies or in the underlying accounting assumptions and estimates from those described in our Fiscal 2018 10-K, other than recently adopted accounting principles as disclosed in Note 1 to the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which adoptions had no material impact on net earnings.
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

In addition, we evaluate the performance of our segments based on segment earnings before other expense, impairments, restructuring costs, interest expense, income tax expense/(benefit), and depreciation and amortization ("Segment EBITDA").
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
Three Months Ended December 31, 2018 Compared to the Three Months Ended December 31, 2017
The below tables summarize several financial metrics we use to measure performance for the three months ended December 31, 2018 and three months ended December 31, 2017. Refer to the discussions below regarding performance and use of key financial metrics.

We adopted Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), as of July 1, 2018 using the modified retrospective method. The reported results for the three and six months ended December 31, 2018 reflects the application of the new standard while the reported results for the three and six months ended December 31, 2017 were prepared under the previously effective guidance of ASC 605, Revenue Recognition.

Results for the three months ended December 31, 2018 compared to the three months ended December 31, 2017 were as follows:

	Three Months Ended December 31,		FX Impact	Constant Currency Increase/(Decrease)
	2018	2017		Change $	Change %
Net revenue	$623.0	$606.3	$(10.9)	$27.6	5%
Cost of products sold	421.6	418.9	(7.9)	10.6	3%
Gross margin	201.4	187.4	(3.0)	17.0	9%
Selling, general and administrative expenses	123.2	114.8	(1.0)	9.4	8%
Impairment charges and (gain)/loss on sale of assets	(0.1)	4.2	0.2	(4.5)	*
Restructuring and other	0.1	0.1	—	—	*
Operating earnings	78.2	68.3	(2.2)	12.1	18%
Interest expense, net	25.5	27.2	(0.2)	(1.5)	(6)%
Other expense, net	1.4	13.1	(0.7)	(11.0)	(84)%
Earnings from continuing operations before income taxes	51.3	28.0	(1.3)	24.6	88%
Income tax expense	2.3	49.9	(0.1)	(47.5)	(95)%
Net earnings/(loss)	$49.0	$(21.9)	$(1.2)	$72.1	*
 *Percentage not meaningful
Net Revenue

2018 vs. 2017
Factors Contributing to Year-Over-Year Change	Three Months Ended December 31,
Net Revenue
Revenue without acquisitions/divestitures	(1)%
Impact of acquisitions	6%
Impact of divestitures	—%
Constant currency change	5%
Foreign currency translation impact on reporting	(2)%
Total % change	3%
Net revenue increased $27.6 million, or 5%, compared to the three months ended December 31, 2017, excluding the impact of foreign exchange, primarily driven by growth from acquisitions. We acquired Cook Pharmica LLC (now doing business as Catalent Indiana, LLC, "Catalent Indiana") in October 2017, and Juniper Pharmaceuticals, Inc. ("Juniper") in August 2018. Net revenue decreased 1% without the impact of acquisitions or divestitures primarily related to a reduction in revenue from comparator sourcing arrangements within our Clinical Supply Services segment. As a result of the adoption of ASC 606, we recorded comparator sourcing arrangements on a net basis versus a gross basis, resulting in a decrease in net revenue of 5%, with no corresponding decrease to EBITDA, partially offset by increased net revenue within our Biologics and Specialty Drug Delivery segment.

Gross Margin
Gross margin increased $17.0 million, or 9%, compared to the three months ended December 31, 2017, excluding the impact of foreign exchange, primarily as a result of the Catalent Indiana and the Juniper acquisitions. On a constant-currency basis, gross margin, as a percentage of revenue, increased 130 basis points to 32.2% in the three months ended December 31, 2018, compared to 30.9% in the prior-year period. As a result of the adoption of ASC 606, the Company recorded comparator sourcing arrangements on a net basis versus a gross basis, which resulted in an increase to gross margin percentage of 140 basis points.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased $9.4 million, or 8%, compared to the three months ended December 31, 2017, excluding the impact of foreign exchange, primarily due to increased employee-related costs of approximately $4 million as compared to the prior-year period. Selling, general, and administrative expenses further increased approximately $4 million as a result of the Juniper acquisition, which included approximately $3 million of incremental depreciation and amortization expense and $1 million related to incremental employee related costs.
Impairment Charges and Loss on Sale of Assets
Impairment charges for the three months ended December 31, 2018 and December 31, 2017 were $0.1 million and $4.2 million, respectively. The prior year included the loss on the sales of two Softgel Technologies segment manufacturing sites in the Asia Pacific region. The site divestitures were not material, either individually or in the aggregate, to the segment or to our business as a whole.
Restructuring and Other
Restructuring and other costs of $0.1 million for the three months ended December 31, 2018 were unchanged compared to the three months ended December 31, 2017. Restructuring expense will vary period-to-period based on site consolidation efforts and other efforts to further streamline the business.
Interest Expense, net
Interest expense, net of $25.5 million for the three months ended December 31, 2018 decreased by $1.7 million compared to the three months ended December 31, 2017, primarily driven by a $450 million payment on our U.S. dollar-denominated term loans on August 1, 2018, principally funded by our underwritten public equity offering of July 27, 2018 (the "2018 Equity Offering"), a $50 million payment on our deferred purchase consideration related to Catalent Indiana in October 2018, ordinary-course principal payments on our term loans, and an overall reduction in our interest rates on our senior secured credit facilities compared to the prior-year period partially offset by deferred purchase consideration for the Catalent Indiana acquisition in October 2017.
In October 2017, Operating Company completed a private offering of USD Notes. The USD Notes bear interest at the rate of 4.875% per annum and are payable semi-annually in arrears on January 15 and July 15 of each year. Concurrent with the USD Notes offering, Operating Company completed Amendment No. 3 (the "Third Amendment") to its Credit Agreement, which governs the senior secured credit facilities that provide U.S. dollar-denominated term loans, euro-denominated term loans, and a revolving credit facility. The Third Amendment lowered the interest rate on the term loans and the revolving credit facility. The applicable rate for U.S. dollar-denominated term loans decreased 0.50%, the applicable rate for euro-denominated term loans decreased 0.75%, and the applicable rate for the revolving loans decreased 1.25%. For additional information concerning the terms of the Credit Agreement and the Third Amendment, see Note 6 to the Consolidated Financial Statements.
A component of the purchase price for the Catalent Indiana acquisition consists of $200.0 million in deferred purchase consideration payable in four annual $50.0 million installments on the anniversary date of the acquisition. We made the first such payment in October 2018, and the present value of the balance is accounted for as debt, with the difference between the nominal value and the present value considered imputed interest expense.
Other Expense, net
Other expense, net of $1.4 million for the three months ended December 31, 2018 was primarily driven by non-cash foreign currency translation losses in the period of $0.7 million.

Other expense, net of $13.1 million for the three months ended December 31, 2017 was primarily driven by $11.8 million of financing charges related to the USD Notes offering and the Third Amendment, and includes a $6.1 million charge for commitment fees paid during the first quarter of fiscal 2018 on a proposed bridge loan made available to us but not used for the purpose of providing back-up financing to fund a portion of the Catalent Indiana acquisition purchase price (the "Bridge Facility").
Income Tax Expense
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
The SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which allowed companies to record the tax effects of the 2017 Tax Act on a provisional basis based on a reasonable estimate and then, if necessary, subsequently adjust such amounts during a limited measurement period as more information became available. The Company’s measurement period has expired as of December 31,2018. For the three months ended December 31, 2018, we recorded a net benefit of $6.9 million reducing the estimated net charge from $42.5 million previously recorded during fiscal 2018, to $35.6 million. This reduction is primarily related to additional foreign tax credit benefits associated with the mandatory transition tax charge for deemed repatriation of deferred foreign income. There were no other changes recorded to the tax provision related to the 2017 Tax Act. The Company continues to evaluate the potential impact of all provisions of the 2017 Tax Act, as the U.S. Treasury Department has and is expected to continue issuing guidance related to the 2017 Tax Act during the Company’s fiscal year 2019.
Our provision for income taxes for the three months ended December 31, 2018 was $2.3 million relative to earnings from operations before income taxes of $51.3 million. Our provision for income taxes for the three months ended December 31, 2017 was $49.9 million relative to earnings from operations before income taxes of $28.0 million. The income tax provision for the current period is not comparable to the same period of the prior year due to the impact of the 2017 Tax Act as previously discussed, changes in pretax income over many jurisdictions, and the impact of discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, other special items, and other discrete tax items, which may have unique tax implications depending on the nature of the item.

Segment Review
The following charts depict the percentages of revenue allocable to each of the Company's four segments for the three months ended December 31, 2018 compared to the three months ended December 31, 2017. Refer below for discussions regarding the segments' revenue and EBITDA performance.
Our results on a segment basis for the three months ended December 31, 2018 compared to the three months ended December 31, 2017 were as follows:

	Three Months Ended December 31,		FX Impact	Constant Currency Increase/(Decrease)
	2018	2017		Change $	Change %
Softgel Technologies
Net revenue	$213.7	$228.1	$(7.0)	$(7.4)	(3)%
Segment EBITDA	$44.2	$50.1	$(1.4)	$(4.5)	(9)%
Biologics and Specialty Drug Delivery
Net revenue	184.3	148.7	(1.2)	36.8	25%
Segment EBITDA	50.8	39.9	(0.3)	11.2	28%
Oral Drug Delivery
Net revenue	154.0	137.2	(1.8)	18.6	14%
Segment EBITDA	44.8	41.2	(0.8)	4.4	11%
Clinical Supply Services
Net revenue	80.8	108.7	(1.2)	(26.7)	(25)%
Segment EBITDA	21.0	19.0	(0.5)	2.5	13%
Inter-segment revenue elimination	(9.8)	(16.4)	0.3	6.3	(38)%
Unallocated Costs(1)	(29.4)	(48.2)	0.9	17.9	(37)%
Combined Total
Net revenue	$623.0	$606.3	$(10.9)	$27.6	5%

EBITDA from continuing operations	$131.4	$102.0	$(2.1)	$31.5	31%

(1) Unallocated costs include restructuring and special items, stock-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended December 31,
(Dollars in millions)	2018	2017
Impairment charges and gain/(loss) on sale of assets	$0.1	$(4.2)
Stock-based compensation	(7.5)	(8.5)
Restructuring and other special items (a)	(5.9)	(11.9)
Other (expense), net (b)	(1.4)	(13.1)
Non-allocated corporate costs, net	(14.7)	(10.5)
Total unallocated costs	$(29.4)	$(48.2)

(a) Restructuring and other special items include transaction and integration costs associated primarily with the acquisitions of Catalent Indiana and Juniper.

(b) Amounts for three months ended December 31, 2017 include $11.8 million of financing expenses related to the offering of the USD Notes and the Third Amendment and include a $6.1 million charge for commitment fees paid during the first quarter of fiscal 2018 on the Bridge Facility.
Provided below is a reconciliation of net earnings/(loss) to EBITDA from operations:

	Three Months Ended December 31,
(Dollars in millions)	2018	2017
Net earnings/(loss)	$49.0	$(21.9)
Depreciation and amortization	54.6	46.8
Interest expense, net	25.5	27.2
Income tax expense	2.3	49.9
EBITDA from operations	$131.4	$102.0

Softgel Technologies segment

	2018 vs. 2017
Factors Contributing to Year-Over-Year Change	Three Months Ended December 31,
	Net Revenue	Segment EBITDA
Revenue/Segment EBITDA without divestitures	(1)%	(9)%
Impact of divestitures	(2)%	—%
Constant currency change	(3)%	(9)%
Foreign currency translation impact on reporting	(3)%	(3)%
Total % change	(6)%	(12)%
Softgel Technologies net revenue decreased by $7.4 million, or 3%, excluding the impact of foreign exchange, compared to the three months ended December 31, 2017, primarily driven by decreased volume in the segment's consumer health business of 5% resulting from a shortage in our ibuprofen supply, partially offset by increased volume demand in our European prescription business.
Softgel Technologies segment EBITDA decreased $4.5 million, or 9%, compared to the three months ended December 31, 2017, excluding the impact of foreign exchange, driven primarily by a shortage in our ibuprofen supply, which led to a decrease in our consumer health business by 16%, partially offset by favorable shift in product mix within our European prescription business.

In December 2017, we divested two manufacturing sites in Asia Pacific operated within the Softgel Technologies segment in order to better streamline our global operations. The site divestitures resulted in a decrease to net revenue of 2% and no impact to Segment EBITDA in the three months ended December 31, 2018 compared to the three months ended December 31, 2017.
Biologics and Specialty Drug Delivery segment

	2018 vs. 2017
Factors Contributing to Year-Over-Year Change	Three Months Ended December 31,
	Net Revenue	Segment EBITDA
Revenue/Segment EBITDA without acquisitions	15%	18%
Impact of acquisitions	10%	10%
Constant currency change	25%	28%
Foreign exchange fluctuation	(1)%	(1)%
Total % change	24%	27%
Net revenue in our Biologics and Specialty Drug Delivery segment increased by $36.8 million, or 25%, compared to the three months ended December 31, 2017, excluding the impact of foreign exchange. Net revenue without acquisitions increased by 15% due to favorable end-customer demand for our U.S. based drug substance biologics offerings of 9% and increased revenue within our respiratory and ophthalmic platform primarily as a result of timing of shipments in the prior year of 8%, partially offset by decreased end-market demand for our European-based drug product offerings of 2%.
Biologics and Specialty Drug Delivery segment EBITDA increased by $11.2 million, or 28%, compared to the three months ended December 31, 2017, excluding the impact of foreign exchange. Segment EBITDA without acquisitions increased by 18%, primarily due to increased volume demand as discussed above.
On October 23, 2017, we acquired Catalent Indiana, which increased net revenue and Segment EBITDA in our Biologics and Specialty Drug Delivery segment by 10% and 10%, respectively, in the three months ended December 31, 2018 compared to the corresponding prior-year period.
Oral Drug Delivery segment

	2018 vs. 2017
Factors Contributing to Year-Over-Year Change	Three Months Ended December 31,
	Net Revenue	Segment EBITDA
Revenue without acquisitions/divestitures	(3)%	(15)%
Impact of acquisitions	17%	26%
Constant currency change	14%	11%
Foreign currency translation impact on reporting	(2)%	(2)%
Total % Change	12%	9%
Net revenue in our Oral Drug Delivery segment increased by $18.6 million, or 14%, compared to the three months ended December 31, 2017, excluding the impact of foreign exchange, primarily as a result of the Juniper acquisition. Revenue without acquisitions decreased 3%, primarily driven by decreased end-market demand for certain higher-margin offerings within our commercial oral delivery solutions platform, partially offset by increased demand for our development and analytical services platform.
Oral Drug Delivery segment EBITDA increased by $4.4 million, or 11%, compared to the three months ended December 31, 2017, excluding the impact of foreign exchange, primarily as a result of the Juniper acquisition. Segment EBITDA without acquisitions decreased 15%, primarily due to decreased volumes and an unfavorable mix shift related to certain higher-margin offerings primarily within our commercial oral delivery solutions platform, partially offset by increased volume related to fee-for-service development work and analytical testing in the U.S.
On August 14, 2018, we acquired Juniper, which increased net revenue and Segment EBITDA in our Oral Drug Delivery segment for the three months ended December 31, 2018, by 17% and 26%, respectively, compared to the prior-year period.

Clinical Supply Services segment

	2018 vs. 2017
Factors Contributing to Year-Over-Year Change	Three Months Ended December 31,
	Net Revenue	Segment EBITDA
Revenue/Segment EBITDA	2%	13%
Comparator revenue recognition adoption impact	(27)%	—%
Constant currency change	(25)%	13%
Foreign currency translation impact on reporting	(1)%	(2)%
Total % Change	(26)%	11%
Clinical Supply Services net revenue decreased by $26.7 million, or 25%, excluding the impact of foreign exchange, compared to the three months ended December 31, 2017. As a result of the adoption of ASC 606, the Company recorded comparator sourcing arrangements on a net basis versus a gross basis resulting in a decrease to net revenue by 27%, partially offset by a 2% increase in revenue due to higher volume in our storage and distribution business.
Clinical Supply Services segment EBITDA increased by $2.5 million, or 13%, excluding the impact of foreign exchange, compared to the three months ended December 31, 2017, primarily due to increased sales volumes and favorable mix in our storage and distribution business and improved capacity utilization across the network.
Six Months Ended December 31, 2018 Compared to the Six Months Ended December 31, 2017
The below tables summarize several financial metrics we use to measure performance for the six months ended December 31, 2018 and six months ended December 31, 2017. Refer to the discussions below regarding performance and use of key financial metrics.

	Six Months Ended December 31,		FX Impact	Constant Currency Increase/(Decrease)
	2018	2017		Change $	Change %
Net revenue	$1,174.8	$1,150.2	$(18.8)	$43.4	4%
Cost of products sold	824.9	822.7	(13.5)	15.7	2%
Gross margin	349.9	327.5	(5.3)	27.7	8%
Selling, general and administrative expenses	238.7	222.3	(1.6)	18.0	8%
Impairment charges and (gain)/loss on sale of assets	2.8	4.2	(0.1)	(1.3)	(31)%
Restructuring and other	9.8	1.3	(0.3)	8.8	*
Operating earnings	98.6	99.7	(3.3)	2.2	2%
Interest expense, net	53.6	51.5	(0.1)	2.2	4%
Other expense, net	7.1	18.3	(1.2)	(10.0)	(55)%
Earnings from continuing operations before income taxes	37.9	29.9	(2.0)	10.0	33%
Income tax expense	3.3	48.0	(0.1)	(44.6)	(93)%
Net earnings/(loss)	$34.6	$(18.1)	$(1.9)	$54.6	*
 *Percentage not meaningful
Net Revenue

2018 vs. 2017
Factors Contributing to Year-Over-Year Change	Six Months Ended December 31,
Net Revenue
Revenue without acquisitions/divestitures	(5)%
Impact of acquisitions	9%
Impact of divestitures	—%
Constant currency change	4%
Foreign currency translation impact on reporting	(2)%
Total % change	2%
Net revenue increased by $43.4 million, or 4%, compared to the six months ended December 31, 2017, excluding the impact of foreign exchange, primarily due to acquisitions. We acquired Catalent Indiana in October 2017 and Juniper in August 2018. Further excluding the impact of acquisitions and divestitures, net revenue decreased 5%, primarily related to a reduction in revenue from comparator sourcing arrangements within our Clinical Supply Services segment. As a result of the adoption of ASC 606, we recorded comparator sourcing arrangements on a net basis versus a gross basis, resulting in a decrease in net revenue of 5%, with no corresponding decrease to EBITDA.
Gross Margin
Gross margin increased by $27.7 million, or 8%, compared to the six months ended December 31, 2017, excluding the impact of foreign exchange, primarily due to increased sales volumes as a result of acquisitions as discussed above. On a constant currency basis, gross margin, as a percentage of revenue, was 29.8% in the six months ended December 31, 2018, an increase from the prior year of 130 basis points, primarily as a result of the adoption of ASC 606, the Company recorded comparator sourcing arrangements on a net basis versus a gross basis, which resulted in an increase to gross margin percentage of 150 basis points.
Selling, General, and Administrative Expense
Selling, general, and administrative expense increased by $18 million, or 8%, compared to the six months ended December 31, 2017, excluding the impact of foreign exchange, primarily as a result of the Catalent Indiana and Juniper acquisitions by approximately $13 million, which included approximately $10 million of incremental depreciation and amortization expense and approximately $2 million of employee-related costs  Selling, general, and administrative expenses further increased by approximately $9 million due to increased employee-related costs, of which $2 million was non-cash equity compensation, as compared to the prior-year period, partially offset by a reduction of acquisition-related expenses during the year.
Impairment Charges and Loss on Sale of Assets
Impairment charges for the six months ended December 31, 2018 and December 31, 2017 were $2.8 million and $4.2 million, respectively. Impairment charges in the current year were related to fixed assets that ceased being used and whose value was therefore not recoverable. The prior year included the loss on the sales of two Softgel Technologies segment manufacturing sites in the Asia Pacific region. The site divestitures were not material, either individually or in the aggregate, to the segment or to our business as a whole.
Restructuring and Other
Restructuring and other charges of $9.8 million for the six months ended December 31, 2018 increased by $8.5 million, compared to the six months ended December 31, 2017 and were driven by increases in employee-related actions to further streamline the business. Restructuring expense will vary period-to-period based on site consolidation efforts and other efforts to further streamline the business.
Interest Expense, net
Interest expense, net of $53.6 million for the six months ended December 31, 2018 increased by $2.1 million, or 4%, compared to the six months ended December 31, 2017, primarily driven by a higher average level of outstanding debt during the first quarter of fiscal 2019 and deferred purchase consideration for the Catalent Indiana acquisition in October 2017, partially offset by the 2018 Equity Offering, ordinary-course principal payments on our term loans, and an overall reduction in our interest rates on our senior secured credit facilities compared to the prior-year period.
Other Expense, net
Other expense, net of $7.1 million for the six months ended December 31, 2018 was primarily driven by a $4.2 million charge from the partial extinguishment of our U.S. dollar-denominated term loans on August 1, 2018 to reduce our debt discount and deferred financing costs. Other expense, net also includes non-cash foreign currency translation losses in the period of $2.4 million.
Other expense, net for the six months ended December 31, 2017 of $18.3 million was primarily driven by financing charges of $11.8 million related to the USD Notes offering and the Third Amendment, which included a $6.1 million charge for commitment fees paid during the first quarter of fiscal 2018. Other expense, net also included $6.9 million of foreign currency gains in the year.
Income Tax Expense
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
The SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which allowed companies to record the tax effects of the 2017 Tax Act on a provisional basis based on a reasonable estimate and then, if necessary, subsequently adjust such amounts during a limited measurement period as more information became available. The Company’s measurement period has expired as of December 31,2018. For the three months ended December 31, 2018, we recorded a net benefit of $6.9 million reducing the estimated net charge from $42.5 million previously recorded during fiscal 2018, to $35.6 million. This reduction is primarily related to additional foreign tax credit benefits associated with the mandatory transition tax charge for deemed repatriation of deferred foreign income. There were no other changes recorded to the tax provision related to the 2017 Tax Act. The Company continues to evaluate the potential impact of all provisions of the 2017 Tax Act, as the U.S. Treasury Department has and is expected to continue issuing guidance related to the 2017 Tax Act during the Company’s fiscal year 2019.
Our provision for income taxes for the six months ended December 31, 2018 was $3.3 million relative to earnings from continuing operations before income taxes of $37.9 million. Our provision for income taxes for the six months ended December 31, 2017 was $48.0 million relative to earnings from continuing operations before income taxes of $29.9 million. The income tax provision for the current period is not comparable to the same period of the prior year due to the impact of the 2017 Tax Act, changes in pretax income over many jurisdictions, and the impact of discrete items including equity compensation. Generally, fluctuations in our effective tax rate are primarily due to changes in the geographic distribution of our pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, other special items, and other discrete tax items, which may have unique tax implications depending on the nature of the item.
Segment Review
The below charts depict the percentage of revenue allocable to each of the Company's four segments for the six months ended December 31, 2018 compared to the six months ended December 31, 2017. Refer below for discussions regarding the segments' revenue and EBITDA performance.
Our results on a segment basis for the six months ended December 31, 2018 compared to the six months ended December 31, 2017 were as follows:

	Six Months Ended December 31,		FX Impact	Constant Currency Increase/(Decrease)
	2018	2017		Change $	Change %
Softgel Technologies
Net revenue	$412.9	$447.8	$(13.3)	$(21.6)	(5)%
Segment EBITDA	77.5	85.2	(2.8)	(4.9)	(6)%
Biologics and Specialty Drug Delivery
Net revenue	338.9	240.4	(1.6)	100.1	42%
Segment EBITDA	77.3	48.6	(0.3)	29.0	60%
Oral Drug Delivery
Net revenue	284.1	271.8	(2.3)	14.6	5%
Segment EBITDA	72.2	79.9	(0.9)	(6.8)	(9)%
Clinical Supply Services
Net revenue	158.5	218.4	(1.5)	(58.4)	(27)%
Segment EBITDA	41.2	35.7	(0.7)	6.2	17%
Inter-segment revenue elimination	(19.6)	(28.2)	(0.1)	8.7	(31)%
Unallocated Costs (1)	(69.2)	(82.2)	1.6	11.4	(14)%
Combined Total
Net revenue	$1,174.8	$1,150.2	$(18.8)	$43.4	4%

EBITDA from continuing operations	$199.0	$167.2	$(3.1)	$34.9	21%

(1) Unallocated costs include restructuring and special items, equity-based compensation, impairment charges, certain other corporate-directed costs, and other costs that are not allocated to the segments as follows:

	Six Months Ended December 31,
(Dollars in millions)	2018	2017
Impairment charges and gain/(loss) on sale of assets	$(2.8)	$(4.2)
Equity compensation	(17.5)	(15.5)
Restructuring and other special items (a)	(19.1)	(24.2)
Other (expense), net (b)	(7.1)	(18.3)
Non-allocated corporate costs, net	(22.7)	(20.0)
Total unallocated costs	$(69.2)	$(82.2)
(a) Restructuring and other special items include transaction and integration costs associated with the acquisition of Catalent Indiana and Juniper.
(b) Other (expense), net of $7.1 million for the six months ended December 31, 2018 was primarily driven by a write-off of $4.2 million of previously capitalized financing charges related to the Company's U.S. dollar term loan under its senior secured credit facility. The six months ended December 31, 2017 includes financing charges of $11.8 million related to the USD Notes offering and the Third Amendment, which included a $6.1 million charge for commitment fees paid during the first quarter of fiscal 2018 on the unused Bridge Facility discussed. Foreign currency losses were also included within other (expense), net in both years.
Provided below is a reconciliation of net earnings/(loss) to EBITDA from continuing operations:

	Six Months Ended December 31,
(Dollars in millions)	2018	2017
Net earnings/(loss)	$34.6	$(18.1)
Depreciation and amortization	107.5	85.8
Interest expense, net	53.6	51.5
Income tax expense	3.3	48.0
EBITDA from operations	$199.0	$167.2
Softgel Technologies segment

	2018 vs. 2017
Factors Contributing to Year-Over-Year Change	Six Months Ended December 31,
	Net Revenue	Segment EBITDA
Revenue / Segment EBITDA without divestitures	(3)%	(6)%
Impact of divestitures	(2)%	—%
Constant currency change	(5)%	(6)%
Foreign exchange fluctuation	(3)%	(3)%
Total % change	(8)%	(9)%
Softgel Technologies’ net revenue decreased $21.6 million, or 5%, excluding the impact of foreign exchange, as compared to the six months ended December 31, 2017. Net revenue decreased 3%, compared to the six months ended December 31, 2017, excluding the impact of divestitures. Excluding the reduction in product-participation revenue, net revenue without divestitures decreased 2%, primarily due to lower end-market volume demand for prescription products in North America coupled with a shortage in our ibuprofen supply, which occurred during the second quarter, and led to a decrease in our consumer health business of 2%.
Softgel Technologies’ Segment EBITDA decreased by $4.9 million, or 6%, compared to the six months ended December 31, 2017, excluding the impact of foreign exchange. Excluding the reduction of product participation profit of 4%, Segment EBITDA without divestitures decreased 2%, driven primarily by a shortage in our ibuprofen supply, which led to a decrease in our consumer health business by 8%, partially offset by a shift in product mix within our European prescription business.

In December 2017, we divested two manufacturing sites in Asia Pacific in the Softgel Technologies segment in order to better streamline our global operations. The site divestitures resulted in a decrease to net revenue of 2% with no impact to Segment EBITDA in the six months ended December 31, 2018 compared to the six months ended December 31, 2017.
Biologics and Specialty Drug Delivery segment

	2018 vs. 2017
Factors Contributing to Year-Over-Year Change	Six Months Ended December 31,
	Net Revenue	Segment EBITDA
Revenue / Segment EBITDA without acquisitions	11%	9%
Impact of acquisitions	31%	51%
Constant currency change	42%	60%
Foreign exchange fluctuation	(1)%	(1)%
Total % change	41%	59%

Net revenue in our Biologics and Specialty Drug Delivery segment increased by $100.1 million, or 42%, compared to the six months ended December 31, 2017, excluding the impact of foreign exchange. Net revenue without acquisitions increased by 11%, driven primarily by favorable end-customer demand for our U.S. based drug substance biologics offerings of 7%, increased end-market demand for products within our respiratory and ophthalmic platform of 2%, and increased end-market demand for our European based drug product offerings of 2%.
Biologics and Specialty Drug Delivery segment EBITDA increased by $29 million, or 60%, compared to the six months ended December 31, 2017, excluding the impact of foreign exchange. Segment EBITDA without acquisitions increased by 9%, primarily due to increased volume from our U.S. drug substance biologics offerings and our European drug product offerings.
On October 23, 2017, we acquired Catalent Indiana, which increased net revenue and Segment EBITDA in our Biologics and Specialty Drug Delivery segment by 31% and 51%, respectively, in the six months ended December 31, 2018 compared to the corresponding prior-year period.
Oral Drug Delivery segment

	2018 vs. 2017
Factors Contributing to Year-Over-Year Change	Six Months Ended December 31,
	Net Revenue	Segment EBITDA
Revenue / Segment EBITDA without acquisitions	(6)%	(26)%
Impact of acquisitions	11%	17%
Constant currency change	5%	(9)%
Foreign exchange fluctuation	—%	(1)%
Total % Change	5%	(10)%
Net revenue in our Oral Drug Delivery segment increased by $14.6 million, or 5%, compared to the six months ended December 31, 2017, excluding the impact of foreign exchange, primarily resulting from our Juniper acquisition. Revenue without acquisitions decreased 6%, primarily driven by decreased end-market demand for certain higher-margin offerings primarily in our U.S. operations within our commercial oral delivery solutions platform.
Oral Drug Delivery’s Segment EBITDA decreased by $6.8 million, or 9%, compared to the six months ended December 31, 2017, excluding the impact of foreign exchange. Segment EBITDA without acquisitions decreased 26%, primarily due to decreased volumes related to certain higher-margin offerings within our commercial oral delivery solutions platform.
On August 14, 2018, we acquired Juniper, which increased net revenue and Segment EBITDA in our Oral Drug Delivery segment for the six months ended December 31, 2018 by 11% and 17%, respectively, compared to the prior-year period.

Clinical Supply Services segment

	2018 vs. 2017
Factors Contributing to Year-Over-Year Change	Six Months Ended December 31,
	Net Revenue	Segment EBITDA
Revenue / Segment EBITDA	3%	17%
Comparator revenue recognition adoption impact	(30)%	—%
Constant currency change	(27)%	17%
Foreign exchange fluctuation	—%	(2)%
Total % Change	(27)%	15%
Clinical Supply Services’ net revenue decreased by $58.4 million, or 27%, compared to the six months ended December 31, 2017, excluding the impact of foreign exchange. As a result of the adoption of ASC 606, the Company recorded comparator sourcing arrangements on a net basis versus a gross basis resulting in a decrease to net revenue by 30%, partially offset by an increase in revenue primarily due to higher volume in our storage and distribution business and higher comparator sourcing volume as compared to the prior-year period.
Clinical Supply Services’ Segment EBITDA increased by $6.2 million, or 17%, excluding the impact of foreign exchange, as compared to the six months ended December 31, 2017, primarily due to increased sales volumes in our storage and distribution business, improved capacity utilization across the network, as well as increased profit from our lower-margin comparator sourcing.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal source of liquidity has been cash flows generated from operations and certain financing activities for acquisitions. The principal uses of cash are to fund planned operating and capital expenditures, business or asset acquisitions, interest payments on debt, and any mandatory or discretionary principal payments on debt issuances. As of December 31, 2018, Operating Company had available a $200 million revolving credit facility that matures in May 2022 (following the Third Amendment in October 2017), the capacity of which is reduced by $6.3 million in outstanding letters of credit. The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings, referred to as swing-line borrowings. As of December 31, 2018, we had no outstanding borrowings under our revolving credit facility.
On October 29, 2015, our Board of Directors authorized a share repurchase program to use up to $100.0 million to repurchase shares of our outstanding common stock, par value $0.01 ("Common Stock"). Under the program, we are authorized to repurchase shares through open market purchases, privately negotiated transactions, or otherwise as permitted by applicable federal securities laws. There has been no purchase pursuant to this program as of December 31, 2018.
Cash Flows
The following table summarizes our consolidated statement of cash flows:

	Six Months Ended December 31,
(Dollars in millions)	2018	2017	$ Change
Net cash provided by/(used in):
Operating activities	$84.5	$176.0	$(91.5)
Investing activities	$(208.8)	$(825.7)	$616.9
Financing activities	$(73.8)	$682.4	$(756.2)

Operating Activities
For the six months ended December 31, 2018, cash provided by operating activities was $84.5 million, compared to $176.0 million for the corresponding prior-year period. Cash flow from operating activities for the six months ended December 31, 2018 decreased due to a higher collection of receivables during the corresponding prior-year period and higher inventory levels during the current-year six-month period compared to the prior-year period.
Investing Activities
For the six months ended December 31, 2018, cash used in investing activities was $208.8 million compared to $825.7 million for the six months ended December 31, 2017, primarily driven by $748.0 million of cash paid for the acquisition of Catalent Indiana, net of cash acquired during the prior-year six-month period, while cash paid for acquisition during the current-year six-months period was $127.5 million, net of cash acquired for the acquisition of Juniper in August 2018. Other use of cash in investing activities includes cash used in acquisitions of property, plant, and equipment, which totaled $81.3 million for the six months ended December 31, 2018 compared to $82.9 million in the six months ended December 31, 2017.
Financing Activities
For the six months ended December 31, 2018, cash used in financing activities was $73.8 million compared to cash provided by financing activities of $682.4 million for the six months ended December 31, 2017. The cash used in financing activities during the current six-month period is primarily driven by $450 million used in a partial paydown of the U.S. dollar-denominated term loan in July 2018, and the first installment payment on the deferred purchase consideration of which $44.0 million represents the deemed principal portion of the debt. These payments were offset by net proceeds of $445.5 million raised as part of the 2018 Equity Offering. In the 2018 Equity Offering, we sold 11.4 million shares, including the underwriters' over-allotment, of our Common Stock at a price to the public of $40.24 per share, before underwriting discounts and commissions. The net proceeds of $445.5 million include the effect of discounts and commissions and other offering expenses. We used the net proceeds to repay a corresponding portion of the outstanding borrowings under the U.S. dollar-denominated term loans. The cash provided by financing activities in the prior-year six-month period was primarily driven by net proceeds of $442 million and $277.8 million raised as part of our USD Notes offering and a primary offering of our Common Stock in September 2017 (the "2017 Equity Offering"), respectively, during the prior-year six-month period. In the 2017 Equity Offering, we sold 7.4 million shares, including the underwriters' over-allotment, at a price to the public of $39.10 per share, before underwriting discounts and commissions. The net proceeds of $277.8 million include the effect of discounts and commissions and other offering expenses. The net proceeds of the 2017 Equity Offering were used to fund a portion of the initial consideration for the Catalent Indiana acquisition.
Guarantees and Security
Senior Secured Credit Facilities
All obligations under the Credit Agreement and the guarantees of those obligations are secured by substantially all of the following assets of Operating Company and each guarantor (Operating Company's parent entity and each of Operating Company's material domestic subsidiaries), subject to certain exceptions:
•a pledge of 100% of the capital stock of Operating Company and 100% of the equity interests directly held by Operating Company and each guarantor in any wholly owned material subsidiary of Operating Company or any guarantor (which pledge, in the case of any non-U.S. subsidiary of a U.S. subsidiary, will not include more than 65% of the voting stock of such non-U.S. subsidiary); and
•a security interest in, and mortgages on, substantially all tangible and intangible assets of Operating Company and of each guarantor, subject to certain limited exceptions.
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
The Credit Agreement also contains change-of-control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of December 31, 2018, Operating Company was in compliance with all material covenants under the Credit Agreement.
Subject to certain exceptions, the Credit Agreement permits Operating Company and its restricted subsidiaries to incur certain additional indebtedness, including secured indebtedness. None of Operating Company's non-U.S. subsidiaries or its Puerto Rico subsidiary is a guarantor of the loans.
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
The Euro Notes and the USD Notes
The Indentures governing the Euro Notes and the USD Notes (the "Indentures") contain certain covenants that, among other things, limit the ability of Operating Company and its restricted subsidiaries to incur or guarantee more debt or issue certain preferred shares, pay dividends on, repurchase, or make distributions in respect of their capital stock or make other restricted payments; make certain investments; sell certain assets; create liens; consolidate, merge, sell, or otherwise dispose of all or substantially all of their assets; enter into certain transactions with their affiliates; and designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions, limitations and qualifications as set forth in the Indentures. The Indentures also contain customary events of default including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of Operating Company or certain of its subsidiaries. Upon an event of default, either the holders of at least 30% in principal amount of each of the then-outstanding Euro Notes or the then-outstanding USD Notes, or either of the Trustees under the Indentures, may declare the applicable notes immediately due and payable, or in certain circumstances, the applicable notes will become automatically immediately due and payable. As of December 31, 2018, Operating Company was in compliance with all material covenants under the Indentures.
As of December 31, 2018 and June 30, 2018, the amounts of cash and cash equivalents held by foreign subsidiaries were $179.0 million and $124.7 million, respectively, out of the total consolidated cash and cash equivalents of $207.9 million and $410.2 million, respectively. These balances are dispersed across many locations around the world.

Interest Rate Risk Management
A portion of the debt used to finance our operations is exposed to interest-rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed- and floating-rate assets and liabilities. Historically, we have used interest-rate swaps to manage the economic effect of variable-rate interest obligations associated with our floating-rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on our future interest expense. As of December 31, 2018, we did not have any interest-rate swap agreement in place that would have the economic effect of modifying the variable-rate interest obligations associated with our floating-rate term loans.

Currency Risk Management
We are exposed to fluctuations in the euro-U.S. dollar exchange rate on our investments in our foreign operations in Europe. While we do not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in euros. At December 31, 2018, we had $777.7 million of euro-denominated debt outstanding that qualifies as a hedge of a net investment in foreign operations. Refer to Note 10 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of net investment hedge activity in the period.
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
Off-Balance Sheet Arrangements
Other than operating leases and outstanding letters of credit as discussed above, we do not have any material off-balance sheet arrangements as of December 31, 2018.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to cash flow and earnings fluctuations as a result of certain market risks. These market risks primarily relate to changes in interest rates associated with our long-term debt obligations and foreign exchange rate changes.
Interest Rate Risk
The Company has historically used interest-rate swaps to manage the economic effect of variable-rate interest obligations associated with our floating-rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on our future interest expense. As of December 31, 2018, we did not have any interest-rate swap agreements in place that would either have the economic effect of modifying the variable-rate interest obligations associated with our floating-rate term loans or would be considered an effective cash flow hedge for financial reporting purposes.
Foreign Currency Exchange Risk
By the nature of our global operations, we are exposed to cash flow and earnings fluctuations resulting from foreign exchange rate variation. These exposures are transactional and translational in nature. Since we manufacture and sell our products throughout the world, our foreign-currency risk is diversified. Principal drivers of this diversified foreign-exchange exposure include the European euro, British pound, Argentinean peso, Brazilian real, and Australian dollar. Our transactional exposure arises from the purchase and sale of goods and services in currencies other than the functional currency of our operational units. We also have exposure related to the translation of financial statements of our foreign subsidiaries into U.S. dollars, the functional currency of Operating Company. The financial statements of our operations outside the U.S. are measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign operations in U.S. dollars are accumulated as a component of accumulated other comprehensive income/(loss) utilizing period-end exchange rates. Foreign-currency transaction gains and losses calculated by utilizing weighted average exchange rates for the period are included in the statements of operations in other expense, net. Such foreign-currency transaction gains and losses include inter-company loans denominated in non-U.S. dollar currencies.

Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any control or procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
In October 2017, the Company acquired Catalent Indiana. During the six months ended December 31, 2018, we continued to integrate Catalent Indiana into the Company’s financial reporting processes and procedures and internal control over financial reporting. As part of this process, we have undertaken efforts to significantly enhance the internal controls of Catalent Indiana, which were not subject to the internal control requirements applicable to U.S. public companies prior to our acquisition, to bring them in line with our internal controls over financial reporting, and those efforts are ongoing.

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
Item 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled "Risk Factors" in our Fiscal 2018 10-K for the fiscal year ended June 30, 2018, which could materially affect our business, financial condition, or future results. The risks described in such report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. Other than what was disclosed in the Special Note Regarding Forward-Looking Statements, there has been no material change to the risk factors disclosed in our Fiscal 2018 10-K.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

Purchase of Equity Securities
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS
Exhibits:

3.1
Third Amended and Restated Certificate of Incorporation of Catalent, Inc., as filed with the Secretary of State of the State of Delaware on October 31, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 6, 2018)

3.2	Bylaws of Catalent, Inc., effective October 31, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 6, 2018).

10.1	Catalent, Inc. 2018 Omnibus Incentive Plan with UK Sub-plan.*†

10.2	Catalent, Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 6, 2018).†

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.1	The following financial information from Catalent, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 formatted in inline XBRL: (i) Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2018 and 2017; (ii) Consolidated Statements of Comprehensive Income/(Loss) for the Three and Six Months Ended December 31, 2018 and 2017 (iii) Consolidated Balance Sheets as of December 31, 2018 and June 30, 2018; (iv) Consolidated Statement of Changes in Shareholders’ Equity/(Deficit) as of December 31, 2018; (v) Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2018 and 2017; and (vi) Notes to Unaudited Consolidated Financial Statements.
* Filed herewith
** Furnished herewith
† Represents a management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALENT, INC. (Registrant)

Date:	February 5, 2019	By:	/s/ John R. Chiminski
John R. Chiminski
President & Chief Executive Officer

Date:	February 5, 2019	By:	/s/ Wetteny Joseph
Wetteny Joseph
Senior Vice President & Chief Financial Officer