Form 10-Q
period 2019-03-31
Catalent, Inc.
filed 2019-05-07
CIK 1596783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
______________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           ☒ Yes ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).            ☒ Yes ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbols(s)	Name of each exchange on which registered
Common Stock	CTLT	New York Stock Exchange

On May 3, 2019, there were 145,715,171 shares of the Registrant's common stock, par value $0.01 per share, issued and outstanding.

CATALENT, INC. and Subsidiaries

INDEX TO FORM 10-Q
For the Three and Nine Months Ended March 31, 2019

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

•We engage, from time to time, in acquisitions and other transactions, including the pending acquisition of Paragon Bioservices, Inc. (“Paragon”), that may complement or expand our business or divest of non-strategic businesses or assets. We may not be able to complete such transactions, and such transactions, if executed, pose significant risks, including risks relating to our ability to successfully and efficiently integrate acquisitions or execute on dispositions and realize anticipated benefits therefrom. The failure to execute or realize the full benefits from any such transaction could have a negative effect on our operations.

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

PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Catalent, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited; Dollars in millions, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net revenue	$617.5	$627.9	$1,792.3	$1,778.1
Cost of sales	418.8	436.2	1,243.7	1,258.9
Gross margin	198.7	191.7	548.6	519.2
Selling, general, and administrative expenses	129.9	117.6	368.6	339.9
Impairment charges and (gain)/loss on sale of assets	(0.1)	0.2	2.7	4.4
Restructuring and other	3.1	1.4	12.9	2.7
Operating earnings	65.8	72.5	164.4	172.2
Interest expense, net	26.4	29.9	80.0	81.4
Other (income)/expense, net	(3.2)	9.9	3.9	28.2
Earnings from continuing operations before income taxes	42.6	32.7	80.5	62.6
Income tax expense	10.9	13.7	14.2	61.7
Net earnings	$31.7	$19.0	$66.3	$0.9

Earnings per share:
Basic
Net earnings	$0.22	$0.14	$0.46	$0.01
Diluted
Net earnings	$0.22	$0.14	$0.46	$0.01
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited; Dollars in millions)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net earnings	$31.7	$19.0	$66.3	$0.9
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	21.5	38.2	(4.9)	62.9
Pension and other post-retirement adjustments	0.4	0.4	1.4	1.3
Available for sale investments	—	0.7	—	(5.7)
Other comprehensive income/(loss), net of tax	21.9	39.3	(3.5)	58.5
Comprehensive income/(loss)	$53.6	$58.3	$62.8	$59.4
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited; Dollars in millions, except share and per share data)

	March 31, 2019	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$227.9	$410.2
Trade receivables, net	583.5	555.8
Inventories	247.0	209.1
Prepaid expenses and other	85.3	65.2
Total current assets	1,143.7	1,240.3
Property, plant, and equipment, net	1,301.5	1,270.6
Other assets:
Goodwill	1,409.3	1,397.2
Other intangibles, net	554.4	544.9
Deferred income taxes	30.1	32.9
Other	54.1	45.2
Total assets	$4,493.1	$4,531.1

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$70.3	$71.9
Accounts payable	202.3	192.1
Other accrued liabilities	252.8	312.9
Total current liabilities	525.4	576.9
Long-term obligations, less current portion	2,116.3	2,649.4
Pension liability	128.5	131.6
Deferred income taxes	32.7	32.5
Other liabilities	69.5	54.0
Commitment and contingencies (see Note 14)
Shareholders' equity:
Common stock $0.01 par value; 1.0 billion shares authorized on March 31, 2019 and June 30, 2018, 145,706,760 and 133,423,628 issued and outstanding on March 31, 2019 and June 30, 2018, respectively.	1.5	1.3
Preferred stock $0.01 par value; 100 million authorized on March 31, 2019 and June 30, 2018, 0 issued and outstanding on March 31, 2019 and June 30, 2018.	—	—
Additional paid in capital	2,739.2	2,283.3
Accumulated deficit	(790.7)	(872.1)
Accumulated other comprehensive income/(loss)	(329.3)	(325.8)
Total shareholder's equity	1,620.7	1,086.7
Total liabilities and shareholder’s equity	$4,493.1	$4,531.1
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity/(Deficit)
(Unaudited; Dollars in millions, except share data in thousands)

Three Months Ended March 31, 2019

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity/ (Deficit)
Balance at December 31, 2018	145,622.9	$1.5	$2,735.1	$(822.4)	$(351.2)	$1,563.0
Equity offering, sale of common stock			(0.2)			(0.2)
Share issuances related to stock-based compensation	83.9	—				—
Stock-based compensation			6.6			6.6
Cash paid, in lieu of equity, for tax withholding			(2.3)			(2.3)
Net earnings				31.7		31.7
Other comprehensive income/(loss), net of tax					21.9	21.9
Balance at March 31, 2019	145,706.8	$1.5	$2,739.2	$(790.7)	$(329.3)	$1,620.7

Three Months Ended March 31, 2018

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity/ (Deficit)
Balance at December 31, 2017	133,318.0	$1.3	$2,272.9	$(973.8)	$(294.9)	$1,005.5
Share issuances related to stock-based compensation	51.3	—				—
Stock-based compensation			5.6			5.6
Cash paid, in lieu of equity, for tax withholding			(1.0)			(1.0)
Net earnings				19.0		19.0
Other comprehensive income/(loss), net of tax					39.3	39.3
Balance at March 31, 2018	133,369.3	$1.3	$2,277.5	$(954.8)	$(255.6)	$1,068.4
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity/(Deficit)
(Unaudited; Dollars in millions, except share data in thousands)

Nine Months ended March 31, 2019

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity/ (Deficit)
Balance at June 30, 2018	133,423.6	$1.3	$2,283.3	$(872.1)	$(325.8)	$1,086.7
Cumulative effect of change in accounting for ASC 606, net of tax				15.1		15.1
Equity offering, sale of common stock	11,431.4	0.1	445.2			445.3
Share issuances related to stock-based compensation	851.8	0.1	(0.1)			—
Stock-based compensation			24.1			24.1
Cash paid, in lieu of equity, for tax withholding			(13.3)			(13.3)
Net earnings				66.3		66.3
Other comprehensive income/(loss), net of tax					(3.5)	(3.5)
Balance at March 31, 2019	145,706.8	$1.5	$2,739.2	$(790.7)	$(329.3)	$1,620.7

Nine Months ended March 31, 2018

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity/ (Deficit)
Balance at June 30, 2017	125,049.9	$1.3	$1,992.0	$(955.7)	$(314.1)	$723.5
Equity offering, sale of common stock	7,354.2	—	277.8			277.8
Share issuances related to stock-based compensation	965.2	—	—			—
Stock-based compensation			21.1			21.1
Cash paid, in lieu of equity, for tax withholding			(13.4)			(13.4)
Net earnings				0.9		0.9
Other comprehensive income/(loss), net of tax					58.5	58.5
Balance at March 31, 2018	133,369.3	$1.3	$2,277.5	$(954.8)	$(255.6)	$1,068.4
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; Dollars in millions)

	Nine Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$66.3	$0.9
Adjustments to reconcile earnings from operations to net cash from operations:
Depreciation and amortization	173.9	137.5
Non-cash foreign currency transaction (gain)/loss, net	(1.7)	14.3
Amortization and write-off of debt financing costs	7.1	3.6
Asset impairments charges and (gain)/loss on sale of assets	2.7	4.4
Reclassification of financing fees paid	—	11.8
Stock-based compensation	24.1	21.1
Provision/(benefit) for deferred income taxes	(0.7)	40.3
Provision for bad debts and inventory	10.6	4.9
Change in operating assets and liabilities:
Decrease/(increase) in trade receivables	(26.6)	33.6
Decrease/(increase) in inventories	(43.1)	(6.3)
Increase/(decrease) in accounts payable	5.9	15.3
Other assets/accrued liabilities, net — current and non-current	(58.7)	(10.2)
Net cash provided by operating activities	159.8	271.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and other productive assets	(129.3)	(117.7)
Proceeds from sale of property and equipment	0.4	1.8
Proceeds from sale of subsidiaries	—	3.4
Payment for acquisitions, net of cash acquired	(127.5)	(748.0)
Payment made for investments	(1.3)	—
Net cash (used in) investing activities	(257.7)	(860.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in other borrowings	(6.5)	(2.6)
Proceeds from borrowing, net	—	442.6
Payments related to long-term obligations	(508.0)	(14.2)
Financing fees paid	—	(15.6)
Proceeds from sale of common stock, net	445.3	277.8
Cash paid, in lieu of equity, for tax-withholding obligations	(13.3)	(13.4)
Net cash (used in)/provided by financing activities	(82.5)	674.6
Effect of foreign currency exchange on cash	(1.9)	17.9
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	(182.3)	103.2
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	410.2	288.3
CASH AND EQUIVALENTS AT END OF PERIOD	$227.9	$391.5
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$74.6	$57.2
Income taxes paid, net	$35.4	$8.3

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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending June 30, 2019. The consolidated balance sheet at June 30, 2018 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information on the Company's accounting policies and footnotes, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018 filed with the Securities and Exchange Commission (the "SEC").
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
Research and Development Costs
The Company expenses research and development costs as incurred. Costs incurred in connection with the development of new offerings and manufacturing process improvements are recorded within selling, general, and administrative expenses. Such research and development costs included in selling, general, and administrative expenses amounted to $0.9 million and $2.4 million for the three and nine months ended March 31, 2019, respectively, and $1.8 million and $5.1 million for the three and nine months ended March 31, 2018, respectively. Costs incurred in connection with research and development services the Company provides to customers and services performed in support of the commercial manufacturing process for customers are recorded within cost of sales. Such research and development costs included in cost of sales amounted to $11.8 million and $37.4 million for the three and nine months ended March 31, 2019, respectively, and $11.2 million and $33.6 million for the three and nine months ended March 31, 2018, respectively.
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
The following table provides the impact of adopting the guidance on the Company’s financial statements:

	Three months Ended March 31, 2019			Nine months Ended March 31, 2019
(Dollars in millions)	As Reported	Effects of Change	Amount without Adoption of ASC 606	As Reported	Effects of Change	Amount without Adoption of ASC 606
Net revenue	$617.5	$23.6	$641.1	$1,792.3	$40.2	$1,832.5
Cost of sales	418.8	21.8	440.6	1,243.7	52.4	1,296.1
Gross margin	198.7	1.8	200.5	548.6	(12.2)	536.4
Earnings from continuing operations before income taxes	42.6	1.8	44.4	80.5	(12.2)	68.3
Income tax expense	10.9	(0.2)	10.7	14.2	(4.0)	10.2
Net earnings/(loss)	$31.7	$2.0	$33.7	$66.3	$(8.2)	$58.1
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
In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires entities to report the service cost component of the net periodic benefit cost in the same income statement line as other compensation costs arising from services rendered by employees during the reporting period. The other components of the net benefit costs will be presented in the income statement separately from the service cost and below the income from operations subtotal. The Company adopted this guidance as of July 1, 2018, on a retrospective basis, which had an effect on the consolidated statement of operations for the three and nine months ended March 31, 2018. The following table summarizes the Company's As Previously Reported and As Adjusted changes to the consolidated statement of operations for the three and nine months ended March 31, 2018:

	Three Months Ended March 31, 2018		Nine Months Ended March 31, 2018
(Dollars in millions)	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
Selling, general, and administrative expenses	$117.0	$117.6	$338.3	$339.9
Operating earnings	73.1	72.5	173.8	172.2
Other expense, net	10.5	9.9	29.8	28.2
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
New Accounting Standards Not Adopted as of March 31, 2019
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which clarifies that certain transaction between participants in a collaboration arrangement should be accounted for under ASC 606 when the counterparty is a customer. The guidance also precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. The ASU will be effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years and should be applied retrospectively. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The ASU will be effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years and allows for either a retrospective or prospective application. The Company does not expect the adoption of the guidance to have a material impact to its consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits an entity to reclassify to retained earnings the stranded tax effects caused by the Tax Cuts and Jobs Act of 2017 on items within accumulated other comprehensive income/(loss). The ASU will be effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. The Company does not expect the adoption of the guidance to have a material impact to its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduces a new accounting model known as Credit Expected Credit Losses

("CECL"). CECL requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models in current GAAP, which generally require that a loss be incurred before it is recognized. The new standard will also apply to receivables arising from revenue transactions such as contract assets and accounts receivables. The ASU will be effective for fiscal years beginning after December 15, 2019. The Company does not expect the adoption of the guidance to have a material impact to its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will supersede ASC 840 Leases. The new guidance requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases and will be effective for public reporting entities in annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The guidance is required to be adopted using the modified retrospective approach. The Company will adopt the guidance on July 1, 2019, and anticipates that most of its operating leases will result in the recognition of additional assets and corresponding liabilities on its consolidated balance sheets. The Company will elect the transition method that allows for the application of the standard at the adoption date rather than at the beginning of the earliest comparative period presented in the financial statements. The Company has selected a lease accounting tool and made progress in validating lease data validation for contracts that are in the Company's current lease portfolio and continues to assess the impact of embedded leases in certain agreements.
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
The following tables allocate revenue for the three and nine months ended March 31, 2019 by type of activity and reporting segment (in millions):

Three months ended March 31, 2019	Softgel Technologies	Biologics & Specialty Drug Delivery	Oral Drug Delivery	Clinical Supply Services	Total
Manufacturing & commercial product supply	$200.2	$97.8	$107.7	$—	$405.7
Development services	14.3	74.3	54.0	—	142.6
Clinical supply services	—	—	—	77.8	77.8
Total	$214.5	$172.1	$161.7	$77.8	$626.1
		Inter-segment revenue elimination			(8.6)
			Combined net revenue		$617.5

Nine months ended March 31, 2019	Softgel Technologies	Biologics & Specialty Drug Delivery	Oral Drug Delivery	Clinical Supply Services	Total
Manufacturing & commercial product supply	$581.6	$260.2	$289.9	$—	$1,131.7
Development services	45.8	250.8	155.9	—	452.5
Clinical supply services	—	—	—	236.3	236.3
Total	$627.4	$511.0	$445.8	$236.3	$1,820.5
		Inter-segment revenue elimination			(28.2)
			Combined net revenue		$1,792.3

The following table allocates revenue by the location where the goods were made or the service performed:

(Dollars in millions)	Three months ended March 31, 2019	Nine months ended March 31, 2019
United States	$318.4	$913.9
Europe	200.8	609.9
International Other	108.2	321.6
Elimination of revenue attributable to multiple locations	(9.9)	(53.1)
Total	$617.5	$1,792.3
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
Contract Liabilities
Contract liabilities relate to cash consideration that the Company receives in advance of satisfying the related performance obligations. Changes in the contractual liabilities balance during the nine months ended March 31, 2019 are as follows:

(Dollars in millions)
Contract liability
Balance at June 30, 2018	$100.9
Balance at March 31, 2019	$106.9
Revenue recognized in the period from:
Amounts included in contracts liability at the beginning of the period	$53.4
Remaining Performance Obligations
For the Softgel Technologies, Biologics and Specialty Drug Delivery, and Oral Drug Delivery segments, remaining performance obligations represent firm orders for manufacturing and commercial product supply, including minimum volume commitments and future development services, for which there are incomplete performance obligations. For the Clinical Supply Services segment, remaining performance obligations represent estimated future service revenues from work not yet completed under signed contracts. The remaining performance obligations as of March 31, 2019 were $1,327.9 million, including approximately $346.2 million related to our Clinical Supply Services segment. We expect to recognize approximately 47% of the remaining performance obligations in existence as of March 31, 2019 over the next three months, with the remaining recognized thereafter.

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
The aggregate purchase consideration, net of cash acquired, of $127.5 million was funded by cash on hand. As a result of the preliminary fair value allocations, the Company recognized intangible assets of $69.0 million and $11.0 million for product relationships and customer relationships, respectively. The remainder of the preliminary fair value was allocated to tangible assets acquired and goodwill. The fair value allocation is expected to be completed upon finalization of an independent appraisal over the next several months, but no later than one year from the acquisition date.

4. GOODWILL
The following table summarizes the changes between June 30, 2018 and March 31, 2019 in the carrying amount of goodwill in total and by reporting segment:

(Dollars in millions)	Softgel Technologies	Biologics and Specialty Drug Delivery	Oral Drug Delivery	Clinical Supply Services	Total
Balance at June 30, 2018	$415.2	$505.7	$319.9	$156.4	$1,397.2
Additions	—	—	23.6	—	23.6
Foreign currency translation adjustments	(8.4)	(1.4)	(1.1)	(0.6)	(11.5)
Balance at March 31, 2019	$406.8	$504.3	$342.4	$155.8	$1,409.3
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
The details of other intangibles, net as of March 31, 2019 and June 30, 2018 are as follows:

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
March 31, 2019
Amortized intangibles:
Core technology	18 years	$168.9	$(104.1)	$64.8
Customer relationships	14 years	597.5	(171.7)	425.8
Product relationships	11 years	277.8	(214.0)	63.8
Total intangible assets		$1,044.2	$(489.8)	$554.4

The increases in customer relationships and product relationships as of March 31, 2019 are associated with the acquisition of Juniper in August 2018.

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2018
Amortized intangibles:
Core technology	18 years	$170.8	$(85.3)	$85.5
Customer relationships	14 years	587.0	(140.9)	446.1
Product relationships	12 years	210.5	(197.2)	13.3
Total intangible assets		$968.3	$(423.4)	$544.9

Amortization expense was $31.4 million and $69.1 million for the three and nine months ended March 31, 2019, respectively, and $17.6 million and $45.1 million for the three and nine months ended March 31, 2018, respectively. During the three months ended March 31, 2019, the Company recorded $12.3 million of accelerated amortization related to a product participation licensing right. Future amortization expense for the next five fiscal years is estimated to be:

(Dollars in millions)	Remainder Fiscal 2019	2020	2021	2022	2023	2024
Amortization expense	$14.2	$56.7	$56.7	$56.7	$56.7	$56.6

6. LONG-TERM OBLIGATIONS AND SHORT-TERM BORROWINGS
Long-term obligations and short-term borrowings consist of the following at March 31, 2019 and June 30, 2018:

(Dollars in millions)	Maturity as of March 31, 2019	March 31, 2019	June 30, 2018
Senior Secured Credit Facilities
Term loan facility U.S. dollar-denominated	May 2024	$772.4	$1,228.4
Term loan facility euro-denominated	May 2024	344.3	358.9
Euro-denominated 4.75% Senior Notes due 2024	December 2024	424.1	438.4
U.S. dollar-denominated 4.875% Senior Notes due 2026	January 2026	444.4	443.8
Deferred purchase consideration	October 2021	142.8	188.9
$200 million revolving credit facility	May 2022	—	—
Capital lease obligations	2020 to 2032	57.5	60.8
Other obligations	2018 to 2019	1.1	2.1
Total		2,186.6	2,721.3
Less: Current portion of long-term obligations and other short-term borrowings		70.3	71.9
Long-term obligations, less current portion		$2,116.3	$2,649.4
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

U.S. Dollar-denominated 4.875% Senior Notes due 2026
On October 18, 2017, Operating Company completed a private offering of $450.0 million aggregate principal amount of 4.875% Senior Notes due 2026 (the "USD Notes"). The USD Notes are fully and unconditionally guaranteed, jointly and severally, by all of the wholly owned U.S. subsidiaries of Operating Company that guarantee its senior secured credit facilities. The USD Notes were offered in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the United States only to non-U.S. investors pursuant to Regulation S under the Securities Act. The USD Notes will mature on January 15, 2026, bear interest at the rate of 4.875% per annum, and are payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2018. The net proceeds of the USD Notes offering, after payment of the initial purchasers' discount and related fees and expenses, were used to fund a portion of the consideration for the acquisition of Catalent Indiana LLC ("Catalent Indiana") due at its closing.
Deferred Purchase Consideration
The $950.0 million aggregate nominal purchase price for Catalent Indiana in October 2017 included $200.0 million of deferred consideration payable in $50 million installments, on each of the first four anniversaries of the closing date. The Company paid the first of these four payments in October 2018. The deferred purchase consideration was initially recorded at fair value and included a component of imputed interest.
Bridge Loan Facility
On September 18, 2017, contemporaneous with the Company entering into the agreement to acquire Catalent Indiana, Operating Company entered into a debt commitment letter with Morgan Stanley Senior Funding, Inc., JP Morgan Chase Bank, N.A., Royal Bank of Canada, RBC Capital Markets, Bank of America, N.A., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as commitment parties. Pursuant to the debt commitment letter and subject to its terms and conditions, the commitment parties agreed to provide a senior unsecured bridge loan facility (the "Bridge Facility") of up to $700.0 million in the aggregate for the purpose of providing any back-up financing necessary to fund a portion of the consideration to be paid in the acquisition and related fees, costs, and expenses (the "Bridge Loan Commitment"). In connection with entering into the Bridge Facility, Operating Company incurred $6.1 million of associated fees. Operating Company did not draw on it to fund the acquisition, the Company expensed the $6.1 million in the second quarter of fiscal 2018 as part of other expense, net and the facility was closed.
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
The Credit Agreement also contains change-of-control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of March 31, 2019, Operating Company was in compliance with all material covenants under the Credit Agreement.
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
The Euro Notes and the USD Notes
The Indentures governing the Euro Notes and the USD Notes (the "Indentures") contain certain covenants that, among other things, limit the ability of Operating Company and its restricted subsidiaries to incur or guarantee more debt or issue certain preferred shares; pay dividends on, repurchase, or make distributions in respect of their capital stock or make other restricted payments; make certain investments; sell certain assets; create liens; consolidate, merge, sell; or otherwise dispose of all or substantially all of their assets; enter into certain transactions with their affiliates, and designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions, limitations, and qualifications as set forth in the Indentures. The Indentures also contain customary events of default including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of Operating Company or certain of its subsidiaries. Upon an event of default, either the holders of at least 30% in principal amount of each of the then-outstanding Euro Notes or the then-outstanding USD Notes, or either of the Trustees under the Indentures, may declare the applicable notes immediately due and payable; or in certain circumstances, the applicable notes will become automatically immediately due and payable. As of March 31, 2019, Operating Company was in compliance with all material covenants under the Indentures.
Fair Value of Debt Instruments
The estimated fair value of the senior secured credit facility, a Level 2 fair-value estimate, is based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities and considers collateral, if any. The estimated fair value of the Euro and USD Notes, a Level 1 fair-value estimate, is based on the quoted market prices of the instruments. The carrying amounts and the estimated fair values of financial instruments as of March 31, 2019 and June 30, 2018 are as follows:

		March 31, 2019		June 30, 2018
(Dollars in millions)	Fair Value Measurement	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Euro-denominated 4.75% Senior Notes	Level 1	$424.1	$441.1	$438.4	$457.6
U.S. Dollar-denominated 4.875% Senior Notes	Level 1	444.4	437.7	443.8	428.3
Senior Secured Credit Facilities & Other	Level 2	1,318.1	1,270.2	1,839.1	1,768.0
Total		$2,186.6	$2,149.0	$2,721.3	$2,653.9

7. EARNINGS PER SHARE
The reconciliations between basic and diluted earnings per share attributable to Catalent common shareholders for the three and nine months ended March 31, 2019 and 2018, respectively, are as follows (in millions, except share and per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net earnings	$31.7	$19.0	$66.3	$0.9

Weighted average shares outstanding	145,145,310	133,123,679	143,896,635	130,577,726
Dilutive securities issuable-stock plans	1,612,961	1,985,612	1,696,575	1,981,630
Total weighted average diluted shares outstanding	146,758,271	135,109,291	145,593,210	132,559,356

Earnings per share:
Basic	$0.22	$0.14	$0.46	$0.01
Diluted	$0.22	$0.14	$0.46	$0.01
 The computation of diluted earnings per share for the three and nine months ended March 31, 2019 excludes the effect of the potential common shares issuable under employee-held stock options and restricted stock units of approximately 0.9 million and 1.0 million shares, respectively, because they are anti-dilutive. The computation of diluted earnings per share for the three and nine months ended March 31, 2018 excludes the effect of the potential common shares issuable under employee-held stock options and restricted stock units of approximately 0.2 million and 0.4 million shares, respectively because they are anti-dilutive.

8. OTHER (INCOME)/EXPENSE, NET
The components of other (income)/expense, net for the three and nine months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2019	2018	2019	2018
Other (income)/expense, net
Debt refinancing costs (1)	$—	$—	$4.2	$11.8
Foreign currency (gains) and losses (2)	(3.2)	10.4	(0.8)	17.3
Other	—	(0.5)	0.5	(0.9)
Total other (income)/expense, net	$(3.2)	$9.9	$3.9	$28.2
Prior year results have been adjusted for adoption of ASU 2017-07, Compensation - Retirement benefits (Topic 715). Refer to Note 1.
(1) The expense in the nine months ended March 31, 2019 includes a write-off of $4.2 million of previously capitalized financing charges related to the Company's U.S. dollar term loan under its senior secured credit facility. The prior-year debt refinancing costs include financing charges related to the offering of the USD Notes and the Third Amendment and also include a $6.1 million charge for commitment fees paid during the first quarter of fiscal 2018 on the Bridge Facility.
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
The following table summarizes the significant costs recorded within restructuring and other costs:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2019	2018	2019	2018
Restructuring costs:
Employee-related reorganization	$3.1	$1.2	$12.9	$4.5
Facility exit and other costs	—	0.2	—	—
Total restructuring costs	$3.1	$1.4	$12.9	$4.5
Other - customer claims, net of insurance recoveries	—	—	—	(1.8)
Total restructuring and other costs	$3.1	$1.4	$12.9	$2.7

10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to fluctuations in the applicable exchange rate on its investments in foreign operations. While the Company does not actively hedge against changes in foreign currency, the Company has mitigated its exposure from its investments in its European operations by denominating a portion of its debt in euros. At March 31, 2019, the Company had euro-denominated debt outstanding of $768.4 million that is designated and qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the translation gains or losses are reported in accumulated other comprehensive income/(loss) as part of the cumulative translation adjustment. The non-hedge portions of the translation gains or losses are reported in the statement of operations. The following table includes net investment hedge activity during the three and nine months ended March 31, 2019 and 2018.

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2019	2018	2019	2018
Unrealized foreign exchange gain/(loss) within other comprehensive income	$5.9	$(22.1)	$17.3	$(43.6)
Unrealized foreign exchange gain/(loss) within statement of operations	$2.9	$(15.5)	$9.8	$(31.7)
The net accumulated gain of the instrument designated as a hedge as of March 31, 2019 within other comprehensive income/(loss) was approximately $64.9 million. Amounts are reclassified out of accumulated other comprehensive income/(loss) into earnings when the entity to which the gains and losses relate is either sold or substantially liquidated.
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

Other Tax Matters

The Company accounts for income taxes in accordance with ASC 740, Income Taxes ("ASC 740"). Generally, fluctuations in the effective tax rate are primarily due to changes in U.S. and non-U.S. pretax income resulting from the Company’s business mix and changes in the tax impact of special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Such discrete items include, but are not limited to, changes in foreign statutory tax rates, the amortization of certain assets, and the tax impact of changes in its ASC 740 unrecognized tax benefit reserves. In the normal course of business, the Company is subject to examination by taxing authorities around the world, including such major jurisdictions as the United States, Germany, France, and the United Kingdom. The Company is no longer subject to examinations by the relevant tax authorities for years prior to fiscal year 2009. Under the terms of the 2007 purchase agreement by which the stockholders at that time acquired their interest in the Company, the Company is indemnified by its former owner for tax liabilities that may arise after the 2007 purchase that relate to tax periods prior to April 10, 2007. The indemnification agreement applies to, among other taxes, any and all federal, state, and international income-based taxes as well as related interest and penalties. As of March 31, 2019 and June 30, 2018, approximately $0.6 million and $0.7 million, respectively, of unrecognized tax benefit are subject to indemnification by the Company's former owner.
ASC 740 includes guidance on the accounting for uncertainty in income taxes recognized in the financial statements. This standard provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeal or litigation process, based on the technical merits. As of March 31, 2019 and June 30, 2018, the Company had a total of $3.9 million and $2.2 million of unrecognized tax benefits, respectively.
As of March 31, 2019 and June 30, 2018, the Company had a total of $5.3 million and $4.1 million, respectively, of uncertain tax positions (including accrued interest and penalties). As of these dates, $3.9 million and $2.2 million, respectively, represent the amount of unrecognized tax benefits, which, if recognized, would favorably affect the effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of March 31, 2019 and June 30, 2018, the Company has approximately $1.4 million and $2.0 million, respectively, of accrued interest and penalties related to uncertain tax positions. As of these dates, the portion of such interest and penalties subject to indemnification by its former owner is $1.3 million and $1.6 million, respectively.

12. EMPLOYEE RETIREMENT BENEFIT PLANS
Components of the Company’s net periodic benefit costs are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2019	2018	2019	2018
Components of net periodic benefit cost:
Selling, general, and administrative expenses:
Service cost	$0.9	$0.9	$2.7	$2.7
Other (income)/expense, net:
Interest cost	1.9	1.9	5.7	5.5
Expected return on plan assets	(2.7)	(3.1)	(7.9)	(8.9)
Amortization (1)	0.6	0.6	1.8	1.8
Net amount recognized	$0.7	$0.3	$2.3	$1.1
(1)   Amount represents the amortization of unrecognized actuarial gains/(losses).
As previously disclosed, the Company notified the trustees of a multi-employer pension plan of its withdrawal from participation in such plan in fiscal 2012. The actuarial review process administered by the plan trustees ended in fiscal 2015. The liability reported reflects the present value of the Company's expected future long-term obligations. The estimated discounted value of the projected contributions related to such plans was $38.9 million and $39.0 million as of March 31, 2019 and June 30, 2018, respectively, and is included within pension liability on the consolidated balance sheets. The annual cash impact associated with the Company's obligations in such plan is approximately $1.7 million per year.
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
Outstanding Stock

Shares outstanding include shares of unvested restricted stock. Unvested restricted stock included in reportable shares outstanding was 0.7 million shares as of March 31, 2019. Shares of unvested restricted stock are excluded from our calculation of basic weighted average shares outstanding, but their dilutive impact is added back in the calculation of diluted weighted average shares outstanding, except when the effect would be anti-dilutive.
Stock Repurchase Program
On October 29, 2015, the Company’s Board of Directors authorized a share repurchase program to use up to $100.0 million to repurchase shares of outstanding Common Stock. Under the program, the Company is authorized to repurchase shares through open market purchases, privately negotiated transactions, or otherwise as permitted by applicable federal securities laws. There has been no purchase pursuant to this program as of March 31, 2019.
Accumulated Other Comprehensive Income/(loss)
The components of the changes in the cumulative translation adjustment, minimum pension liability, and available for sale investment for the three and nine months ended March 31, 2019 and 2018 are presented below.

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2019	2018	2019	2018
Foreign currency translation adjustments:
Net investment hedge	$5.9	$(22.1)	$17.3	$(43.6)
Long-term intercompany loans	17.1	17.5	3.0	28.7
Translation adjustments	0.9	36.6	(20.9)	67.5
Total foreign currency translation adjustment, pretax	23.9	32.0	(0.6)	52.6
Tax expense/(benefit)	2.4	(6.2)	4.3	(10.3)
Total foreign currency translation adjustment, net of tax	$21.5	$38.2	$(4.9)	$62.9

Net change in minimum pension liability
Net gain recognized during the period	$0.6	$0.6	1.9	1.8
Total pension liability, pretax	0.6	0.6	1.9	1.8
Tax expense	0.2	0.2	0.5	0.5
Net change in minimum pension liability, net of tax	$0.4	$0.4	$1.4	$1.3

Net change in available for sale investment:
Net loss recognized during the period	$—	$0.9	—	(7.9)
Total available for sale investment, pretax	—	0.9	—	(7.9)
Tax benefit	—	0.2	—	(2.2)
Net change in available for sale investment, net of tax	$—	$0.7	$—	$(5.7)

For the three months ended March 31, 2019, the changes in accumulated other comprehensive income/(loss), net of tax by component are as follows:

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Liability Adjustments	Available for Sale Investment Adjustments	Total
Balance at December 31, 2018	$(311.5)	$(38.6)	$(1.1)	$(351.2)
Other comprehensive income/(loss) before reclassifications	21.5	—	—	21.5
Amounts reclassified from accumulated other comprehensive income/(loss)	—	0.4	—	0.4
Net current period other comprehensive income/(loss)	21.5	0.4	—	21.9
Balance at March 31, 2019	$(290.0)	$(38.2)	$(1.1)	$(329.3)

For the nine months ended March 31, 2019, the changes in accumulated other comprehensive income/(loss), net of tax by component are as follows:

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Liability Adjustments	Available for Sale Investment Adjustments	Total
Balance at June 30, 2018	$(285.1)	$(39.6)	$(1.1)	$(325.8)
Other comprehensive income/(loss) before reclassifications	(4.9)	—	—	(4.9)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	1.4	—	1.4
Net current period other comprehensive income/(loss)	(4.9)	1.4	—	(3.5)
Balance at March 31, 2019	$(290.0)	$(38.2)	$(1.1)	$(329.3)

14. COMMITMENTS AND CONTINGENCIES
SEC inquiry into Juniper Pharmaceuticals, Inc.
On August 14, 2018, Operating Company acquired Juniper pursuant to the Juniper Merger Agreement. On November 14, 2016, Juniper filed with the SEC restated audited consolidated financial statements for the fiscal years ended December 31, 2013 through December 31, 2015, including the unaudited consolidated financial information for each quarterly period within the fiscal years ended December 31, 2014 and 2015, and restated unaudited consolidated financial statements for the quarters ended March 31, 2016 and June 30, 2016 and the related quarters in 2015, in order to correct certain timing errors regarding how it recognized revenue from a supply contract with an affiliate of Merck KGaA. On January 24, 2017, Juniper received a subpoena from the SEC requesting information concerning these restatements and related issues. Juniper responded to the subpoena and cooperated with the SEC’s inquiry, which included the taking of testimony from former Juniper employees and others. The Company has been notified by SEC staff that their investigation has concluded and that they do not intend to recommend an enforcement action by the SEC against Juniper.
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
The following tables include net revenue and Segment EBITDA during the three and nine months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2019	2018	2019	2018
Softgel Technologies
Net revenue	$214.5	$228.5	$627.4	$676.3
Segment EBITDA	$48.4	$52.2	$125.9	$137.4
Biologics and Specialty Drug Delivery
Net revenue	172.1	166.0	511.0	406.4
Segment EBITDA	41.8	37.8	119.1	86.4
Oral Drug Delivery
Net revenue	161.7	148.4	445.8	420.2
Segment EBITDA	50.9	43.0	123.1	122.9
Clinical Supply Services
Net revenue	77.8	104.4	236.3	322.8
Segment EBITDA	20.3	18.8	61.5	54.5
Inter-segment revenue elimination	(8.6)	(19.4)	(28.2)	(47.6)
Unallocated costs (1)	(26.0)	(37.5)	(95.2)	(119.7)
Combined totals:
Net revenue	$617.5	$627.9	$1,792.3	$1,778.1

EBITDA from operations	$135.4	$114.3	$334.4	$281.5
(1) Unallocated costs include restructuring and special items, equity-based compensation, impairment charges, certain  other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2019	2018	2019	2018
Impairment charges and gain/(loss) on sale of assets	$0.1	$(0.2)	$(2.7)	$(4.4)
Stock-based compensation	(6.6)	(5.6)	(24.1)	(21.1)
Restructuring and other special items (a)	(16.1)	(10.5)	(35.2)	(34.7)
Other income/(expense), net (b)	3.2	(9.9)	(3.9)	(28.2)
Non-allocated corporate costs, net	(6.6)	(11.3)	(29.3)	(31.3)
Total unallocated costs	$(26.0)	$(37.5)	$(95.2)	$(119.7)
(a) Restructuring and other special items include transaction and integration costs associated primarily with the acquisitions of Catalent Indiana and Juniper.
(b) Refer to Note 8, Other (Income)/Expense, net for details of financing changes and foreign currency translation adjustments recorded within Other income/(expense), net.
Provided below is a reconciliation between net earnings and EBITDA from operations:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2019	2018	2019	2018
Net earnings	$31.7	$19.0	$66.3	$0.9
Depreciation and amortization	66.4	51.7	173.9	137.5
Interest expense, net	26.4	29.9	80.0	81.4
Income tax expense	10.9	13.7	14.2	61.7
EBITDA from operations	$135.4	$114.3	$334.4	$281.5

The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the consolidated financial statements. Prior year segment assets have been restated to conform with current year presentation, which excludes intercompany balances.

(Dollars in millions)	March 31, 2019	June 30, 2018
Assets
Softgel Technologies	$1,144.2	$1,139.8
Biologics and Specialty Drug Delivery	1,620.7	1,615.4
Oral Drug Delivery	1,180.1	999.5
Clinical Supply Services	477.7	452.7
Corporate and eliminations	70.4	323.7
Total assets	$4,493.1	$4,531.1

16. SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplemental balance sheet information at March 31, 2019 and June 30, 2018 is detailed in the following tables.
Inventories
Work-in-process and finished goods inventories include raw materials, labor, and overhead. Total inventories consist of the following:

(Dollars in millions)	March 31, 2019	June 30, 2018
Raw materials and supplies	$167.1	$137.1
Work-in-process	59.2	42.3
Finished goods	41.9	48.3
Total inventories, gross	268.2	227.7
Inventory cost adjustment	(21.2)	(18.6)
Inventories	$247.0	$209.1
Prepaid expenses and other
Prepaid expenses and other consist of the following:

(Dollars in millions)	March 31, 2019	June 30, 2018
Prepaid expenses	$30.2	$19.2
Spare parts supplies	9.7	11.1
Prepaid income tax	10.9	7.2
Non-U.S. value-added tax	14.5	12.5
Other current assets	20.0	15.2
Prepaid expenses and other	$85.3	$65.2
Property, plant, and equipment, net
Property, plant, and equipment, net consist of the following:

(Dollars in millions)	March 31, 2019	June 30, 2018
Land, buildings, and improvements	$956.7	$928.1
Machinery, equipment, and capitalized software	1,030.0	988.1
Furniture and fixtures	16.0	14.9
Construction in progress	180.4	166.8
Property, plant, and equipment, at cost	2,183.1	2,097.9
Accumulated depreciation	(881.6)	(827.3)
Property, plant, and equipment, net	$1,301.5	$1,270.6

Depreciation expense was $35.0 million and $104.8 million for the three and nine months ended March 31, 2019, respectively, and $34.1 million and $92.4 million for the three and nine months ended March 31, 2018, respectively. Depreciation expense includes amortization of assets related to capital leases. The Company charges repairs and maintenance costs to expense as incurred. The amount of capitalized interest was immaterial for all periods presented.
Other accrued liabilities
Other accrued liabilities consist of the following:

(Dollars in millions)	March 31, 2019	June 30, 2018
Accrued employee-related expenses	$88.7	$104.3
Restructuring accrual	9.9	9.4
Accrued interest	10.8	16.5
Contract liability	89.2	100.9
Accrued income tax	10.2	25.9
Other accrued liabilities and expenses	44.0	55.9
Other accrued liabilities	$252.8	$312.9

17.  SUBSEQUENT EVENTS
Paragon Bioservices Acquisition and Related Financings
On April 15, 2019, Operating Company and Paragon Bioservices, Inc. ("Paragon") became parties to a definitive agreement for the acquisition of Paragon by Operating Company for an aggregate purchase price of $1.2 billion. Paragon engages in advanced biological material development, analysis, and commercialization and is, among other things, a viral vector contract development and manufacturing organization for gene therapies. The transaction is expected to close in the fourth quarter of fiscal 2019.
To fund a portion of the Paragon acquisition, Operating Company obtained a binding commitment from JPMorgan Chase Bank, N.A. for $650 million in incremental U.S. dollar term loans under its existing senior secured credit facilities, subject to customary closing conditions, including the closing of the acquisition, and the execution of definitive documentation. In addition, Catalent has entered into a definitive agreement to issue up to $1 billion of shares of a new series of convertible preferred stock (the “Series A Preferred Stock”) to two funds affiliated with Leonard Green & Partners, L.P., of which Catalent intends to issue shares valued at $650 million, and the proceeds of this issuance will be available, subject to customary closing conditions, including the closing of the acquisition, to fund the remaining purchase consideration.

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

In addition, we evaluate the performance of our segments based on segment earnings before other (income)/expense, impairments, restructuring costs, interest expense, income tax expense/(benefit), and depreciation and amortization ("Segment EBITDA").
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
Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
The below tables summarize several financial metrics we use to measure performance for the three months ended March 31, 2019 and three months ended March 31, 2018. Refer to the discussions below regarding performance and use of key financial metrics.

We adopted Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), as of July 1, 2018 using the modified retrospective method. The reported results for the three and nine months ended March 31, 2019 reflects the application of the new standard while the reported results for the three and nine months ended March 31, 2018 were prepared under the previously effective guidance of ASC 605, Revenue Recognition.

Results for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 were as follows:

	Three Months Ended March 31,		FX Impact	Constant Currency Increase/(Decrease)
	2019	2018		Change $	Change %
Net revenue	$617.5	$627.9	$(21.2)	$10.8	2%
Cost of sales	418.8	436.2	(15.3)	(2.1)	*
Gross margin	198.7	191.7	(5.9)	12.9	7%
Selling, general and administrative expenses	129.9	117.6	(2.2)	14.5	12%
Impairment charges and (gain)/loss on sale of assets	(0.1)	0.2	—	(0.3)	(150)%
Restructuring and other	3.1	1.4	(0.1)	1.8	129%
Operating earnings	65.8	72.5	(3.6)	(3.1)	(4)%
Interest expense, net	26.4	29.9	(0.3)	(3.2)	(11)%
Other (income)/expense, net	(3.2)	9.9	(1.3)	(11.8)	(199)%
Earnings from continuing operations before income taxes	42.6	32.7	(2.0)	11.9	36%
Income tax expense	10.9	13.7	(0.3)	(2.5)	(18)%
Net earnings	$31.7	$19.0	$(1.7)	$14.4	76%
 *Percentage not meaningful
Net Revenue

2019 vs. 2018
Factors Contributing to Year-Over-Year Change	Three Months Ended March 31,
Net Revenue
Revenue without acquisitions/divestitures	(1)%
Impact of acquisitions	3%
Constant currency change	2%
Foreign currency translation impact on reporting	(4)%
Total % change	(2)%
Net revenue increased $10.8 million, or 2%, compared to the three months ended March 31, 2018, excluding the impact of foreign exchange, primarily driven by growth from acquisitions. We acquired Juniper Pharmaceuticals, Inc. ("Juniper") in August 2018. Net revenue decreased 1% without the impact of acquisitions primarily related to a reduction in revenue from comparator sourcing arrangements within our Clinical Supply Services segment. As a result of the adoption of ASC 606, we recorded comparator sourcing arrangements on a net basis versus a gross basis, resulting in a decrease in net revenue of 4%, with no corresponding decrease to EBITDA, partially offset by increased net revenue within our Biologics and Specialty Drug Delivery segment.
Gross Margin
Gross margin increased $12.9 million, or 7%, compared to the three months ended March 31, 2018, excluding the impact of foreign exchange, primarily as a result of the Juniper acquisition. On a constant-currency basis, gross margin, as a percentage of revenue, increased 150 basis points to 32.0% in the three months ended March 31, 2019, compared to 30.5% in the prior-year period. As a result of the adoption of ASC 606, the Company recorded comparator sourcing arrangements on a net basis versus a gross basis, which resulted in an increase to gross margin percentage of 110 basis points.

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased by $14.5 million, or 12%, compared to the three months ended March 31, 2018, excluding the impact of foreign exchange, primarily from accelerated amortization of $12 million related to product participation licensing rights within our Oral Drug Delivery segment. Selling, general, and administrative expenses further increased approximately $7 million relating to transaction-related costs, partially offset by a decrease in employee related costs.
Restructuring and Other
Restructuring and other costs of $3.1 million for the three months ended March 31, 2019 increased compared to the three months ended March 31, 2018. Restructuring expense varies period-to-period based on the timing of site consolidation efforts and other efforts to further streamline the business.
Interest Expense, net
Interest expense, net of $26.4 million for the three months ended March 31, 2019 decreased by $3.5 million compared to the three months ended March 31, 2018, primarily driven by a $450 million payment on our U.S. dollar-denominated term loans on August 1, 2018, principally funded by our underwritten public equity offering of July 27, 2018 (the "2018 Equity Offering"), a $50 million payment on our deferred purchase consideration related to the acquisition of Catalent Indiana LLC ("Catalent Indiana") in October 2018, ordinary-course principal payments on our term loans, and an overall reduction in interest rates on our senior secured credit facilities compared to the prior-year period.
A component of the purchase price for the Catalent Indiana acquisition consists of $200.0 million in deferred purchase consideration payable in four annual $50.0 million installments on the first four anniversary dates of the acquisition. We made the first such payment in October 2018, and the present value of the balance is accounted for as debt, with the difference between the nominal value and the present value considered imputed interest expense.
Other (Income)/Expense, net
Other income, net of $3.2 million for the three months ended March 31, 2019 was primarily driven by non-cash foreign currency translation gains. Other expense, net of $9.9 million for the three months ended March 31, 2018 was primarily driven by non-cash foreign currency translation losses.
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
Our provision for income taxes for the three months ended March 31, 2019 was $10.9 million relative to earnings from operations before income taxes of $42.6 million. Our provision for income taxes for the three months ended March 31, 2018 was $13.7 million relative to earnings from operations before income taxes of $32.7 million. The change to the income tax provision for the current period is compared to the same period of the prior year is primarily related to the impact of the 2017 Tax Act and other discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, other special items, and other discrete tax items, which may have unique tax implications depending on the nature of the item.

Segment Review
The following charts depict the percentages of revenue for each of the Company's four segments for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Refer below for discussions regarding the segments' revenue and EBITDA performance.
Our results on a segment basis for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 were as follows:

	Three Months Ended March 31,		FX Impact	Constant Currency Increase/(Decrease)
	2019	2018		Change $	Change %
Softgel Technologies
Net revenue	$214.5	$228.5	$(12.2)	$(1.8)	(1)%
Segment EBITDA	$48.4	$52.2	$(2.6)	$(1.2)	(2)%
Biologics and Specialty Drug Delivery
Net revenue	172.1	166.0	(2.7)	8.8	5%
Segment EBITDA	41.8	37.8	(0.6)	4.6	12%
Oral Drug Delivery
Net revenue	161.7	148.4	(4.3)	17.6	12%
Segment EBITDA	50.9	43.0	(1.1)	9.0	21%
Clinical Supply Services
Net revenue	77.8	104.4	(2.5)	(24.1)	(23)%
Segment EBITDA	20.3	18.8	(1.1)	2.6	14%
Inter-segment revenue elimination	(8.6)	(19.4)	0.5	10.3	(53)%
Unallocated Costs(1)	(26.0)	(37.5)	1.7	9.8	(26)%
Combined totals
Net revenue	$617.5	$627.9	$(21.2)	$10.8	2%

EBITDA from continuing operations	$135.4	$114.3	$(3.7)	$24.8	22%
(1) Unallocated costs include restructuring and special items, stock-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Impairment charges and gain/(loss) on sale of assets	$0.1	$(0.2)
Stock-based compensation	(6.6)	(5.6)
Restructuring and other special items (a)	(16.1)	(10.5)
Other (expense), net	3.2	(9.9)
Non-allocated corporate costs, net	(6.6)	(11.3)
Total unallocated costs	$(26.0)	$(37.5)

(a) Restructuring and other special items include transaction and integration costs associated primarily with the acquisitions of Catalent Indiana and Juniper.

Provided below is a reconciliation of net earnings to EBITDA from operations:

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Net earnings	$31.7	$19.0
Depreciation and amortization	66.4	51.7
Interest expense, net	26.4	29.9
Income tax expense	10.9	13.7
EBITDA from operations	$135.4	$114.3
Softgel Technologies segment

	2019 vs. 2018
Factors Contributing to Year-Over-Year Change	Three Months Ended March 31,
	Net Revenue	Segment EBITDA
Revenue/Segment EBITDA without divestitures	(1)%	(2)%
Impact of divestitures	—%	—%
Constant currency change	(1)%	(2)%
Foreign currency translation impact on reporting	(5)%	(5)%
Total % change	(6)%	(7)%
Softgel Technologies net revenue decreased by $1.8 million, or 1%, excluding the impact of foreign exchange, compared to the three months ended March 31, 2018, primarily due to decreased end-market volume demand for prescription products in North America and decreased volume in our consumer health business of 1% resulting from a shortage in ibuprofen supply, partially offset by an increase in end-market demand in our European consumer health business.
Softgel Technologies segment EBITDA decreased $1.2 million, or 2%, compared to the three months ended March 31, 2018, excluding the impact of foreign exchange, driven primarily by the decreased volume resulting from shortage in our ibuprofen supply 3%, partially offset by a favorable demand in our European consumer healthcare business.
Biologics and Specialty Drug Delivery segment

	2019 vs. 2018
Factors Contributing to Year-Over-Year Change	Three Months Ended March 31,
	Net Revenue	Segment EBITDA
Revenue/Segment EBITDA without acquisitions	5%	12%
Impact of acquisitions	—%	—%
Constant currency change	5%	12%
Foreign exchange fluctuation	(1)%	(2)%
Total % change	4%	10%
Net revenue in our Biologics and Specialty Drug Delivery segment increased by $8.8 million, or 5%, compared to the three months ended March 31, 2018, excluding the impact of foreign exchange. The net revenue increase was primarily driven by increased end-market demand for our drug product offerings of 13%, partially offset by unfavorable timing relative to the prior year and decreased end-customer demand for our U.S. based drug substance biologics offerings of 5% and decreased end-market demand for products within our respiratory and ophthalmic platform of 3%.
Biologics and Specialty Drug Delivery segment EBITDA increased by $4.6 million, or 12%, compared to the three months ended March 31, 2018, excluding the impact of foreign exchange, primarily due to increased end-market demand and favorable mix within our drug product offering, partially offset by timing of revenue recognition in the prior period and unfavorable end-customer demand for our U.S. based drug substance offering.

Oral Drug Delivery segment

	2019 vs. 2018
Factors Contributing to Year-Over-Year Change	Three Months Ended March 31,
	Net Revenue	Segment EBITDA
Revenue/Segment EBITDA without acquisitions/divestitures	1%	8%
Impact of acquisitions	11%	13%
Constant currency change	12%	21%
Foreign currency translation impact on reporting	(3)%	(3)%
Total % Change	9%	18%
Net revenue in our Oral Drug Delivery segment increased by $17.6 million, or 12%, compared to the three months ended March 31, 2018, excluding the impact of foreign exchange, primarily as a result of the Juniper acquisition. Revenue without acquisitions increased 1%, primarily driven by a favorable impact of 8% from product participation profit accelerated into the third quarter, partially offset by decreased end-market demand for certain higher-margin offerings primarily in our U.S. operations within our commercial oral delivery solutions platform.
Oral Drug Delivery segment EBITDA increased by $9 million, or 21%, compared to the three months ended March 31, 2018, excluding the impact of foreign exchange, primarily as a result of the Juniper acquisition. Segment EBITDA without acquisitions increased 8%, primarily due to a favorable impact of 29% from product participation profit accelerated into the third quarter, partially offset by decreased end-market demand for certain higher-margin offerings primarily in our U.S. operations within our commercial oral delivery solutions platform.
On August 14, 2018, we acquired Juniper, which increased net revenue and Segment EBITDA in our Oral Drug Delivery segment for the three months ended March 31, 2019, by 11% and 13%, respectively, compared to the prior-year period.
Clinical Supply Services segment

	2019 vs. 2018
Factors Contributing to Year-Over-Year Change	Three Months Ended March 31,
	Net Revenue	Segment EBITDA
Revenue/Segment EBITDA	2%	14%
Comparator revenue recognition adoption impact	(25)%	—%
Constant currency change	(23)%	14%
Foreign currency translation impact on reporting	(2)%	(6)%
Total % Change	(25)%	8%
Clinical Supply Services net revenue decreased by $24.1 million, or 23%, excluding the impact of foreign exchange, compared to the three months ended March 31, 2018. As a result of the adoption of ASC 606, the Company recorded comparator sourcing arrangements on a net basis versus a gross basis resulting in a decrease to net revenue of 25%, partially offset by increased volume in our manufacturing and packaging business.
Clinical Supply Services segment EBITDA increased by $2.6 million, or 14%, excluding the impact of foreign exchange, compared to the three months ended March 31, 2018, primarily due to higher volume and improved profitability in our manufacturing and packaging business as well as improved capacity utilization across the network.

Nine Months Ended March 31, 2019 Compared to the Nine Months Ended March 31, 2018
The below tables summarize several financial metrics we use to measure performance for the nine months ended March 31, 2019 and nine months ended March 31, 2018. Refer to the discussions below regarding performance and use of key financial metrics.

	Nine Months Ended March 31,		FX Impact	Constant Currency Increase/(Decrease)
	2019	2018		Change $	Change %
Net revenue	$1,792.3	$1,778.1	$(40.0)	$54.2	3%
Cost of sales	1,243.7	1,258.9	(28.8)	13.6	1%
Gross margin	548.6	519.2	(11.2)	40.6	8%
Selling, general and administrative expenses	368.6	339.9	(3.9)	32.6	10%
Impairment charges and (gain)/loss on sale of assets	2.7	4.4	—	(1.7)	(39)%
Restructuring and other	12.9	2.7	(0.4)	10.6	393%
Operating earnings	164.4	172.2	(6.9)	(0.9)	(1)%
Interest expense, net	80.0	81.4	(0.4)	(1.0)	(1)%
Other (income)/expense, net	3.9	28.2	(2.4)	(21.9)	(78)%
Earnings from continuing operations before income taxes	80.5	62.6	(4.1)	22.0	35%
Income tax expense	14.2	61.7	(0.4)	(47.1)	(76)%
Net earnings	$66.3	$0.9	$(3.7)	$69.1	*
 *Percentage not meaningful
Net Revenue

2019 vs. 2018
Factors Contributing to Year-Over-Year Change	Nine Months Ended March 31,
Net Revenue
Revenue without acquisitions/divestitures	(3)%
Impact of acquisitions	7%
Impact of divestitures	(1)%
Constant currency change	3%
Foreign currency translation impact on reporting	(2)%
Total % change	1%
Net revenue increased by $54.2 million, or 3%, compared to the nine months ended March 31, 2018, excluding the impact of foreign exchange, primarily due to acquisitions. We acquired Catalent Indiana in October 2017 and Juniper in August 2018,

which increased revenue by 7%. Further excluding the impact of acquisitions and divestitures, net revenue decreased 3%, primarily related to a reduction in revenue from comparator sourcing arrangements within our Clinical Supply Services segment. As a result of the adoption of ASC 606, we recorded comparator sourcing arrangements on a net basis versus a gross basis, resulting in a decrease in net revenue of 5%, with no corresponding decrease to EBITDA, partially offset by increased net revenue within our Biologics and Specialty Drug Delivery segment.
Gross Margin
Gross margin increased by $40.6 million, or 8%, compared to the nine months ended March 31, 2018, excluding the impact of foreign exchange, primarily due to increased sales volumes as a result of acquisitions as discussed above. On a constant currency basis, gross margin, as a percentage of revenue, was 30.6% in the nine months ended March 31, 2019, an increase from the prior year of 130 basis points, primarily as a result of the adoption of ASC 606. The Company now records comparator sourcing arrangements on a net basis versus a gross basis, which resulted in an increase to gross margin percentage of 140 basis points.
Selling, General, and Administrative Expense
Selling, general, and administrative expense increased by $32.6 million, or 10%, compared to the nine months ended March 31, 2018, excluding the impact of foreign exchange, primarily as a result of the Catalent Indiana and Juniper acquisitions by approximately $16 million, which included approximately $12 million of incremental depreciation and amortization expense and approximately $3 million of employee-related costs. Selling, general, and administrative expenses further increased by $12 million from accelerated amortization related to product participation licensing rights within our Oral Drug Delivery segment and $5 million for transaction-related expenses.
Impairment Charges and Loss on Sale of Assets
Impairment charges for the nine months ended March 31, 2019 and March 31, 2018 were $2.7 million and $4.4 million, respectively. Impairment charges in the current year were related to fixed assets that ceased being used and whose value was therefore not recoverable. The prior year included the loss on the sales of two Asia Pacific manufacturing sites in the Softgel Technologies segment. The site divestitures were not material, either individually or in the aggregate, to the segment or to our business as a whole.
Restructuring and Other
Restructuring and other charges of $12.9 million for the nine months ended March 31, 2019 increased by $10.2 million, compared to the nine months ended March 31, 2018 and were driven by increases in employee-related actions. Restructuring expense varies period-to-period based on site consolidation efforts and other efforts to further streamline the business.
Interest Expense, net
Interest expense, net of $80.0 million for the nine months ended March 31, 2019 decreased by $1.4 million, or 2%, compared to the nine months ended March 31, 2018, primarily driven by higher average level of outstanding debt during the first quarter of fiscal 2019 and deferred purchase consideration for the Catalent Indiana acquisitions in October 2017, partially offset by the debt paydown following the 2018 Equity Offering, ordinary-course principal payments on our term loans, and an overall reduction in our interest rates on our senior secured credit facilities compared to the prior-year period.
Other Expense, net
Other expense, net of $3.9 million for the nine months ended March 31, 2019 was primarily driven by a $4.2 million charge from the partial extinguishment of our U.S. dollar-denominated term loans on August 1, 2018 to reduce our debt discount and deferred financing costs. Other expense, net also includes non-cash foreign currency translation gains in the period of $0.8 million.
Other expense, net for the nine months ended March 31, 2018 of $28.2 million was primarily driven by financing charges of $11.8 million related to the USD Notes offering and the Third Amendment, which included a $6.1 million charge for commitment fees paid during the first quarter of fiscal 2018. Other expense, net also included $15.5 million of foreign currency exchange re-measurement primarily driven by our euro-denominated debt.
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

Our provision for income taxes for the nine months ended March 31, 2019 was $14.2 million relative to earnings from continuing operations before income taxes of $80.5 million. Our provision for income taxes for the nine months ended March 31, 2018 was $61.7 million relative to earnings from continuing operations before income taxes of $62.6 million. The income tax provision for the current period as compared to the same period of the prior year is greatly different due to the impact of 2017 Tax. Generally, fluctuations in our effective tax rate are primarily due to changes in the geographic distribution of our pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, other special items, and other discrete tax items, which may have unique tax implications depending on the nature of the item.

Segment Review
The below charts depict the percentage of revenue for each of the Company's four segments for the nine months ended March 31, 2019 compared to the nine months ended March 31, 2018. Refer below for discussions regarding the segments' revenue and EBITDA performance.
Our results on a segment basis for the nine months ended March 31, 2019 compared to the nine months ended March 31, 2018 were as follows:

	Nine Months Ended March 31,		FX Impact	Constant Currency Increase/(Decrease)
	2019	2018		Change $	Change %
Softgel Technologies
Net revenue	$627.4	$676.3	$(25.5)	$(23.4)	(3)%
Segment EBITDA	125.9	137.4	(5.4)	(6.1)	(4)%
Biologics and Specialty Drug Delivery
Net revenue	511.0	406.4	(3.9)	108.5	27%
Segment EBITDA	119.1	86.4	(0.5)	33.2	38%
Oral Drug Delivery
Net revenue	445.8	420.2	(6.7)	32.3	8%
Segment EBITDA	123.1	122.9	(2.1)	2.3	2%
Clinical Supply Services
Net revenue	236.3	322.8	(4.0)	(82.5)	(26)%
Segment EBITDA	61.5	54.5	(1.7)	8.7	16%
Inter-segment revenue elimination	(28.2)	(47.6)	0.1	19.3	(41)%
Unallocated Costs (1)	(95.2)	(119.7)	2.9	21.6	(18)%
Combined totals
Net revenue	$1,792.3	$1,778.1	$(40.0)	$54.2	3%

EBITDA from continuing operations	$334.4	$281.5	$(6.8)	$59.7	21%
(1) Unallocated costs include restructuring and special items, equity-based compensation, impairment charges, certain other corporate-directed costs, and other costs that are not allocated to the segments as follows:

	Nine Months Ended March 31,
(Dollars in millions)	2019	2018
Impairment charges and gain/(loss) on sale of assets	$(2.7)	$(4.4)
Equity compensation	(24.1)	(21.1)
Restructuring and other special items (a)	(35.2)	(34.7)
Other (expense), net (b)	(3.9)	(28.2)
Non-allocated corporate costs, net	(29.3)	(31.3)
Total unallocated costs	$(95.2)	$(119.7)

(a) Restructuring and other special items include transaction and integration costs associated with the acquisition of Catalent Indiana and Juniper.
(b) Other (expense), net of $3.9 million for the nine months ended March 31, 2019 was primarily driven by a write-off of $4.2 million of previously capitalized financing charges related to the Company's U.S. dollar term loan under its senior secured credit facility. The nine months ended March 31, 2018 includes financing charges of $11.8 million related to the USD Notes offering and the Third Amendment, which included a $6.1 million charge for commitment fees paid during the first quarter of fiscal 2018. Other expenses in 2018 also includes $15.5 million of foreign currency exchange re-measurement primarily driven by our euro-denominated debt.
Provided below is a reconciliation of net earnings to EBITDA from continuing operations:

	Nine Months Ended March 31,
(Dollars in millions)	2019	2018
Net earnings	$66.3	$0.9
Depreciation and amortization	173.9	137.5
Interest expense, net	80.0	81.4
Income tax expense	14.2	61.7
EBITDA from operations	$334.4	$281.5
Softgel Technologies segment

	2019 vs. 2018
Factors Contributing to Year-Over-Year Change	Nine Months Ended March 31,
	Net Revenue	Segment EBITDA
Revenue / Segment EBITDA without divestitures	(2)%	(4)%
Impact of divestitures	(1)%	—%
Constant currency change	(3)%	(4)%
Foreign exchange fluctuation	(4)%	(4)%
Total % change	(7)%	(8)%
Softgel Technologies’ net revenue decreased $23.4 million, or 3%, excluding the impact of foreign exchange, as compared to the nine months ended March 31, 2018. Net revenue decreased 2%, compared to the nine months ended March 31, 2018, excluding the impact of divestitures. Net revenue without divestitures decreased 2%, primarily due to lower end-market volume demand for prescription products in North America and decreased volume in our consumer health business of 1% resulting from a shortage in our ibuprofen supply, partially offset by higher end-market demand for our consumer health products in Europe.
Softgel Technologies’ Segment EBITDA decreased by $6.1 million, or 4%, compared to the nine months ended March 31, 2018, excluding the impact of foreign exchange. Segment EBITDA decreased primarily due to a shortage in our ibuprofen supply, which led to a decrease in our consumer health business by 5%, and a reduction of product participation profit of 3%, partially offset by favorable shift in product mix within our European consumer health business.
In December 2017, we divested two manufacturing sites in Asia Pacific in the Softgel Technologies segment in order to better streamline our global operations. The site divestitures resulted in a decrease to net revenue of 1% with no impact to Segment EBITDA in the nine months ended March 31, 2019 compared to the nine months ended March 31, 2018.

Biologics and Specialty Drug Delivery segment

	2019 vs. 2018
Factors Contributing to Year-Over-Year Change	Nine Months Ended March 31,
	Net Revenue	Segment EBITDA
Revenue / Segment EBITDA without acquisitions	9%	9%
Impact of acquisitions	18%	29%
Constant currency change	27%	38%
Foreign exchange fluctuation	(1)%	—%
Total % change	26%	38%

Net revenue in our Biologics and Specialty Drug Delivery segment increased by $108.5 million, or 27%, compared to the nine months ended March 31, 2018, excluding the impact of foreign exchange. Net revenue without acquisitions increased by 9%, driven primarily by increased end-market demand for our drug product offerings.
Biologics and Specialty Drug Delivery segment EBITDA increased by $33.2 million, or 38%, compared to the nine months ended March 31, 2018, excluding the impact of foreign exchange. Segment EBITDA without acquisitions increased by 9%, primarily due to increased volume demand from our drug product offerings, partially offset by decreased volume demand related to our drug substance product offerings.
On October 23, 2017, we acquired Catalent Indiana, which increased net revenue and Segment EBITDA in our Biologics and Specialty Drug Delivery segment by 18% and 29%, respectively, in the nine months ended March 31, 2019 compared to the corresponding prior-year period.
Oral Drug Delivery segment

	2019 vs. 2018
Factors Contributing to Year-Over-Year Change	Nine Months Ended March 31,
	Net Revenue	Segment EBITDA
Revenue / Segment EBITDA without acquisitions	(3)%	(14)%
Impact of acquisitions	11%	16%
Constant currency change	8%	2%
Foreign exchange fluctuation	(2)%	(2)%
Total % Change	6%	—%
Net revenue in our Oral Drug Delivery segment increased by $32.3 million, or 8%, compared to the nine months ended March 31, 2018, excluding the impact of foreign exchange, primarily resulting from our Juniper acquisition. Revenue without acquisitions decreased 3%, primarily driven by decreased end-market demand for certain higher-margin offerings primarily in our U.S. operations within our commercial oral delivery solutions platform, partially offset by a favorable impact from product participation profit accelerated into the third quarter.
Oral Drug Delivery’s Segment EBITDA increased by $2.3 million, or 2%, compared to the nine months ended March 31, 2018, excluding the impact of foreign exchange. Segment EBITDA without acquisitions decreased 14%, primarily due to decreased volumes related to certain higher-margin offerings within our commercial oral delivery solutions platform, partially offset by a favorable impact from product participation profit of 9% accelerated into the third quarter.
On August 14, 2018, we acquired Juniper, which increased net revenue and Segment EBITDA in our Oral Drug Delivery segment for the nine months ended March 31, 2019 by 11% and 16%, respectively, compared to the prior-year period.

Clinical Supply Services segment

	2019 vs. 2018
Factors Contributing to Year-Over-Year Change	Nine Months Ended March 31,
	Net Revenue	Segment EBITDA
Revenue / Segment EBITDA	1%	16%
Comparator revenue recognition adoption impact	(27)%	—%
Constant currency change	(26)%	16%
Foreign exchange fluctuation	(1)%	(3)%
Total % Change	(27)%	13%
Clinical Supply Services’ net revenue decreased by $82.5 million, or 26%, compared to the nine months ended March 31, 2018, excluding the impact of foreign exchange. As a result of the adoption of ASC 606, the Company recorded comparator sourcing arrangements on a net basis versus a gross basis resulting in a decrease to net revenue by 27%, partially offset by an increase in revenue primarily due to higher volume in our storage and distribution, manufacturing and packaging business and higher comparator sourcing volume as compared to the prior-year period.
Clinical Supply Services’ Segment EBITDA increased by $8.7 million, or 16%, excluding the impact of foreign exchange, as compared to the nine months ended March 31, 2018, primarily due to increased sales volumes in our storage and distribution business and improved capacity utilization across the network.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal source of liquidity has been cash flows generated from operations and certain financing activities for acquisitions. The principal uses of cash are to fund planned operating and capital expenditures, business or asset acquisitions, interest payments on debt, and any mandatory or discretionary principal payments on debt issuances. As of March 31, 2019, Operating Company had available a $200 million revolving credit facility that matures in May 2022 (following the Third Amendment in October 2017), the capacity of which was reduced by $6.3 million in letters of credit outstanding as of March 31, 2019. The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings, referred to as swing-line borrowings. As of March 31, 2019, we had no outstanding borrowings under our revolving credit facility.
On October 29, 2015, our Board of Directors authorized a share repurchase program to use up to $100.0 million to repurchase shares of our outstanding common stock, par value $0.01 ("Common Stock"). Under the program, we are authorized to repurchase shares through open market purchases, privately negotiated transactions, or otherwise as permitted by applicable federal securities laws. There has been no purchase pursuant to this program as of March 31, 2019.
Cash Flows
The following table summarizes our consolidated statement of cash flows:

	Nine Months Ended March 31,
(Dollars in millions)	2019	2018	$ Change
Net cash provided by/(used in):
Operating activities	$159.8	$271.2	$(111.4)
Investing activities	$(257.7)	$(860.5)	$602.8
Financing activities	$(82.5)	$674.6	$(757.1)

Operating Activities
For the nine months ended March 31, 2019, cash provided by operating activities was $159.8 million, compared to $271.2 million for the corresponding prior-year period. Cash flow from operating activities for the nine months ended March 31, 2019 decreased due to a higher collection of receivables during the corresponding prior-year period and higher inventory levels during the current-year nine-months period compared to the prior-year period.
Investing Activities
For the nine months ended March 31, 2019, cash used in investing activities was $257.7 million compared to $860.5 million for the nine months ended March 31, 2018, primarily driven by $748.0 million of cash paid for the acquisition of Catalent Indiana, net of cash acquired, during the prior-year nine-month period, while cash paid for acquisition during the current-year nine-months period was $127.5 million, net of cash acquired for the acquisition of Juniper in August 2018. Other use of cash in investing activities includes cash used in acquisitions of property, plant, and equipment, which totaled $129.3 million for the nine months ended March 31, 2019 compared to $117.7 million in the nine months ended March 31, 2018.
Financing Activities
For the nine months ended March 31, 2019, cash used in financing activities was $82.5 million compared to cash provided by financing activities of $674.6 million for the nine months ended March 31, 2018. The cash used in financing activities during the current nine-month period is primarily driven by $450 million used in a partial paydown of the U.S. dollar-denominated term loan in July 2018, and the first installment payment on the deferred purchase consideration of which $44.0 million represents the deemed principal portion of the debt. These payments were offset by net proceeds of $445.3 million raised as part of the 2018 Equity Offering. In the 2018 Equity Offering, we sold 11.4 million shares, including the underwriters' over-allotment, of our Common Stock at a price to the public of $40.24 per share, before underwriting discounts and commissions. The net proceeds of $445.3 million include the effect of discounts and commissions and other offering expenses. We used the net proceeds to repay a corresponding portion of the outstanding borrowings under the U.S. dollar-denominated term loans. The cash provided by financing activities in the prior-year nine-month period was primarily driven by net proceeds of $442 million and $277.8 million raised as part of our USD Notes offering and a primary offering of our Common Stock in September 2017 (the "2017 Equity Offering"), respectively, during the prior-year nine-month period. In the 2017 Equity Offering, we sold 7.4 million shares, including the underwriters' over-allotment, at a price to the public of $39.10 per share, before underwriting discounts and commissions. The net proceeds of $277.8 million include the effect of discounts and commissions and other offering expenses. The net proceeds of the 2017 Equity Offering were used to fund a portion of the initial consideration for the Catalent Indiana acquisition.
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
The Credit Agreement also contains change-of-control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of March 31, 2019, Operating Company was in compliance with all material covenants under the Credit Agreement.
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
The Euro Notes and the USD Notes
The Indentures governing the Euro Notes and the USD Notes (the "Indentures") contain certain covenants that, among other things, limit the ability of Operating Company and its restricted subsidiaries to incur or guarantee more debt or issue certain preferred shares, pay dividends on, repurchase, or make distributions in respect of their capital stock or make other restricted payments; make certain investments; sell certain assets; create liens; consolidate, merge, sell, or otherwise dispose of all or substantially all of their assets; enter into certain transactions with their affiliates; and designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions, limitations and qualifications as set forth in the Indentures. The Indentures also contain customary events of default including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of Operating Company or certain of its subsidiaries. Upon an event of default, either the holders of at least 30% in principal amount of each of the then-outstanding Euro Notes or the then-outstanding USD Notes, or either of the Trustees under the Indentures, may declare the applicable notes immediately due and payable, or in certain circumstances, the applicable notes will become automatically immediately due and payable. As of March 31, 2019, Operating Company was in compliance with all material covenants under the Indentures.
As of March 31, 2019 and June 30, 2018, the amounts of cash and cash equivalents held by foreign subsidiaries were $183.1 million and $124.7 million, respectively, out of the total consolidated cash and cash equivalents of $227.9 million and $410.2 million, respectively. These balances are dispersed across many locations around the world.

Interest Rate Risk Management
A portion of the debt used to finance our operations is exposed to interest-rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed- and floating-rate assets and liabilities. Historically, we have used interest-rate swaps to manage the economic effect of variable-rate interest obligations associated with our floating-rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on our future interest expense. As of March 31, 2019, we did not have any interest-rate swap agreement in place that would have the economic effect of modifying the variable-rate interest obligations associated with our floating-rate term loans.

Currency Risk Management
We are exposed to fluctuations in the euro-U.S. dollar exchange rate on our investments in our foreign operations in Europe. While we do not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in euros. At March 31, 2019, we had $768.4 million of euro-denominated debt outstanding that qualifies as a hedge of a net investment in foreign operations. Refer to Note 10 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of net investment hedge activity in the period.
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
Off-Balance Sheet Arrangements
Other than operating leases and outstanding letters of credit as discussed above, we do not have any material off-balance sheet arrangements as of March 31, 2019.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to cash flow and earnings fluctuations as a result of certain market risks. These market risks primarily relate to changes in interest rates associated with our long-term debt obligations and foreign exchange rate changes.
Interest Rate Risk
The Company has historically used interest-rate swaps to manage the economic effect of variable-rate interest obligations associated with our floating-rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on our future interest expense. As of March 31, 2019, we did not have any interest-rate swap agreements in place that would either have the economic effect of modifying the variable-rate interest obligations associated with our floating-rate term loans or would be considered an effective cash flow hedge for financial reporting purposes.
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

Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any control or procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
In October 2017, the Company acquired Catalent Indiana. During the nine months ended March 31, 2019, we continued to integrate Catalent Indiana into the Company’s financial reporting processes and procedures and internal control over financial reporting. As part of this process, we have undertaken efforts to significantly enhance the internal controls of Catalent Indiana, which were not subject to the internal control requirements applicable to U.S. public companies prior to our acquisition, to bring them in line with our internal controls over financial reporting, and those efforts are ongoing.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
SEC inquiry into Juniper Pharmaceuticals, Inc.
On August 14, 2018, Operating Company acquired Juniper. On November 14, 2016, Juniper filed with the SEC restated audited consolidated financial statements for the fiscal years ended December 31, 2013 through December 31, 2015, including the unaudited consolidated financial information for each quarterly period within the fiscal years ended December 31, 2014 and 2015, and restated unaudited consolidated financial statements for the quarters ended March 31, 2016 and June 30, 2016 and the related quarters in 2015, in order to correct certain timing errors regarding how it recognized revenue from a supply contract with an affiliate of Merck KGaA. On January 24, 2017, Juniper received a subpoena from the SEC requesting information concerning these restatements and related issues. Juniper responded to the subpoena and cooperated with the SEC's inquiry, which included the taking of testimony from former Juniper employees and others. The Company has been notified by SEC staff that their investigation has concluded and that they do not intend to recommend an enforcement action by the SEC against Juniper.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

Purchase of Equity Securities
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS
Exhibits:

2.1	Agreement and Plan of Merger, dated April 14, 2019, by and among Catalent Pharma Solutions, Inc.; Paragon Bioservices, Inc.; solely for purposes of 4.12 (solely with respect to the Equity Financing (as defined therein)) and Section 8.19, Catalent, Inc.; and Pearl Shareholder Representative, LLC. Disclosure schedules and exhibits have been omitted. The Merger Agreement as filed identifies such schedules and exhibits, including the general nature of their contents. Catalent, Inc. agrees to furnish a copy of any omitted attachment to the Securities and Exchange Commission on a confidential basis upon request (incorporated by reference to exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 17, 2019, File No. 001-36587).

10.40	Form of 2018 OIP Restricted Stock Unit Agreement for U.S. Employees † *

10.41	Form of 2018 OIP Restricted Stock Unit Agreement for Non-U.S. Employees † *

10.42	Form of 2018 OIP Performance Share Unit Agreement for U.S. Employees (three-year performance period) † *

10.43	Form of 2018 OIP Performance Share Unit Agreement for Non-U.S. Employees (three-year performance period) † *

10.44	Form of 2018 OIP Option Agreement for U.S. Employees † *

10.45	Form of 2018 OIP Option Agreement for Non-U.S. Employees † *

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.1
The following financial information from Catalent, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in inline XBRL: (i) Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2019 and 2018; (ii) Consolidated Statements of Comprehensive Income/(Loss) for the Three and Nine Months Ended March 31, 2019 and 2018 (iii) Consolidated Balance Sheets as of March 31, 2019 and June 30, 2018; (iv) Consolidated Statement of Changes in Shareholders’ Equity/(Deficit) as of March 31, 2019; (v) Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2019 and 2018; and (vi) Notes to Unaudited Consolidated Financial Statements.

* Filed herewith
** Furnished herewith
† Represents a management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALENT, INC. (Registrant)

Date:	May 7, 2019	By:	/s/ John R. Chiminski
John R. Chiminski
Chief Executive Officer

Date:	May 7, 2019	By:	/s/ Wetteny Joseph
Wetteny Joseph
Senior Vice President & Chief Financial Officer