Form 10-K
period 2019-06-30
Catalent, Inc.
filed 2019-08-27
CIK 1596783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-36587
___________________________
CATALENT, INC.
(Exact name of registrant as specified in its charter)
______________________________

Delaware	20-8737688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14 Schoolhouse Road		08873
Somerset,	New Jersey
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (732) 537-6200
______________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	CTLT	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
______________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒     No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No   ☒
As of December 31, 2018, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $5.5 billion. On August 22, 2019 there were 146,024,108 shares of the Registrant’s Common Stock, par value $0.01 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement relating to the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

CATALENT, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended June 30, 2019

PART I
Special Note Regarding Forward-Looking Statements
In addition to historical information, this Annual Report on Form 10-K of Catalent, Inc. (“Catalent” or the “Company”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “future,” “forward,” “sustain” or the negative version of these words or other comparable words.
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
Some of the factors that may cause actual results, developments, and business decisions to differ materially from those contemplated by such forward-looking statements include, but are not limited to, those described under the section entitled “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (this “Annual Report”) and the following:
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
•The services and offerings we provide are highly exacting and complex, and, if we encounter problems providing the services or support required, our business could suffer.
•Our global operations are subject to economic, political and regulatory risks, including the risks of changing regulatory standards or changing interpretations of existing standards, that could affect the profitability of our operations or require costly changes to our procedures.
•The exit of the United Kingdom (the “U.K.”) from the European Union could have future adverse effects on our operations, revenues, and costs, and therefore our profitability.
•If we do not enhance our existing or introduce new technology or service offerings in a timely manner, our offerings may become obsolete over time, customers may not buy our offerings, and our revenue and profitability may decline.
•We and our customers depend on patents, copyrights, trademarks, know-how, trade secrets, and other forms of intellectual property protections, but these protections may not be adequate.
•Our offering or our customers’ products may infringe on the intellectual property rights of third parties.
•Our future results of operations are subject to fluctuations in the costs, availability, and suitability of the components of the products we manufacture, including active pharmaceutical ingredients, excipients, purchased components, and raw materials.
•Changes in market access or healthcare reimbursement for our customers’ products in the United States (“U.S.”) or internationally, including possible changes to the U.S. Affordable Care Act, could adversely affect our results of operations and financial condition by affecting demand for our offerings or the financial health of our customers.

•As a global enterprise, fluctuations in the exchange rate of the U.S. dollar, our reporting currency, against other currencies could have a material adverse effect on our financial performance and results of operations.
•Tax legislative or regulatory initiatives, new interpretations or developments concerning existing tax laws, or challenges to our tax positions could adversely affect our results of operations and financial condition.
•Our ability to use our net operating loss carryforwards, foreign tax credit carryforwards and certain other tax attributes may be limited.
•Changes to the estimated future profitability of the business may require that we establish an additional valuation allowance against all or some portion of our net U.S. deferred tax assets.
•We depend on key personnel whose continued employment and engagement at current levels cannot be assured.
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
•Certain of our pension plans are underfunded, and additional cash contributions we may make to increase the funding level will reduce the cash available for our business, or to discharge other financial obligations.
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

We file annual, quarterly, and current reports and other information with and furnish additional information to the U.S. Securities and Exchange Commission (the “SEC”). Our filings with the SEC are available to the public on the SEC’s website at www.sec.gov. Those filings are also available to the public on, or accessible through, our website (www.catalent.com) for free via the “Investors” section as soon as reasonably practicable after we file such material, or furnish it to, the SEC. We also use our website, corporate Facebook page (https://www.facebook.com/CatalentPharmaSolutions), corporate LinkedIn page (https://www.linkedin.com/company/catalent-pharma-solutions/) and corporate Twitter account (@catalentpharma) as channels of distribution of information concerning our activities, our offerings, our various businesses, and other related matters. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings, and public conference calls and webcasts. The information we file with or furnish to the SEC (other than the information set forth in this Annual Report) or contained on or accessible through our website, our social media channels, or any other website that we may maintain is not a part of this Annual Report.
Catalent References and Fiscal Year
Unless the context otherwise requires, in this Annual Report, the terms “Catalent,” “the company,” “we,” “us,” and “our” refer to Catalent, Inc. and its subsidiaries. All references to years in this Annual Report, unless otherwise stated, refer to fiscal years beginning July 1 and ending June 30. All references to quarters, unless otherwise stated, refer to fiscal quarters. Fiscal years are referred to by the calendar year in which they end. For example, “fiscal 2019” refers to the fiscal year ended June 30, 2019.
Trademarks and Service Marks
We have U.S. or foreign registration in the following marks, among others: Catalent®, Clinicopia®, CosmoPod® ,Easyburst®, FastChain®, Follow the Molecule®, Galacorin®, GPEx®, Liqui-Gels®, OmegaZero®, OptiDose®, OptiForm®, OptiGel®, OptiGel® Bio, OptiMelt®, OptiShell®, Paragon Bioservices®, Pharmatek®, RP Scherer®, SMARTag®, SupplyFlex®, Vegicaps®, and Zydis®. This Annual Report also includes trademarks and trade names owned by other parties, and these trademarks and trade names are the property of their respective owners. We use certain other trademarks and service marks, including FlexDose™, Manufacturing Miracles™, OneBioSM, OneBio SuiteSM, OptiPact™, PEEL-ID™, Savorgel™, Softdrop™, and Zydis Ultra™ on an unregistered basis in the United States and abroad.
Solely for convenience, the trademarks, service marks, and trade names identified in this Annual Report may appear without the ®, SM, and ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks, and trade names.

 ITEM 1. BUSINESS
Overview
We are the leading global provider of advanced delivery technologies and development solutions for drugs, biologics, and consumer health products. Our oral, injectable, gene therapy, and respiratory delivery technologies address the full diversity of the pharmaceutical industry, including small molecules, protein and gene therapy biologics, and consumer health products. Through our extensive capabilities and deep expertise in product development, we help our customers take products to market faster, including nearly half of new drug products approved by the U.S. Food and Drug Administration (the “FDA”) in the last decade. Our advanced delivery technology platforms, which include those in our Softgel Technologies, Biologics and Specialty Drug Delivery, and Oral Drug Delivery segments, our proven formulation, manufacturing, and regulatory expertise, and our broad and deep intellectual property enable our customers to develop more products and better treatments for patients and consumers. Across both development and delivery, our commitment to reliably supply our customers’ and their patients’ needs is the foundation for the value we provide; annually, we produce approximately 73 billion doses for nearly 7,000 customer products, or approximately 1 in every 20 doses of such products taken each year by patients and consumers around the world. We believe that through our investments in growth-enabling capacity and capabilities, our ongoing focus on operational and quality excellence, the sales of existing customer products, the introduction of new customer products, our innovation activities and patents, and our entry into new markets, we will continue to benefit from attractive and differentiated margins and realize the growth potential from these areas.
We continue to invest in our sales and marketing activities, leading to growth in the number of active development programs for our customers. This has further enhanced our extensive, long-duration relationships and long-term contracts with a broad and diverse range of industry-leading customers. In fiscal 2019, we conducted business with 83 of the top 100 branded drug marketers, 21 of the top 25 generics marketers, 23 of the top 25 biologics marketers, and 21 of the top 25 consumer health marketers globally. Selected key customers include Pfizer, Johnson & Johnson, GlaxoSmithKline, Novartis, Roche, and Teva. We have many long-standing relationships with our customers, particularly in advanced delivery technologies, where we tend to follow a prescription molecule through its lifecycle, from the development and launch of the original brand prescription, to generics or over-the-counter switch. A prescription pharmaceutical product relationship with an innovator will often last many years, in several cases, nearly two decades or more, extending from pre-clinical development through the end of the product’s life cycle. We serve customers who require innovative product development, superior quality, advanced manufacturing, and skilled technical services to support their development and marketed product needs. Our broad and diverse range of technologies closely integrates with our customers’ molecules and other active ingredients to yield final formulations and dose forms, and this generally results in the inclusion of Catalent in our customers’ prescription product regulatory filings. Both of these factors frequently translate to long-duration supply relationships at an individual product level.
We believe our customers value us because our depth of development solutions and advanced delivery technologies, intellectual property, consistent and reliable supply, geographic reach, and substantial expertise enable us to create a broad range of business and product solutions that can be customized to fit their individual needs. Today we employ approximately 2,400 scientists and technicians and hold more than 1,300 patents and patent applications in advanced delivery, drug and biologics formulation, and manufacturing. The aim of our offerings is to allow our customers to bring more products to market faster, and to develop and market differentiated new products that improve patient outcomes. We believe our leading market position and diversity of customers, offerings, regulatory categories, products, and geographies reduce our exposure to potential strategic and product shifts within the industry.
We provide a number of proprietary, differentiated technologies, products, and service offerings to our customers across our advanced delivery technologies and development solutions platforms. The core technologies within our advanced delivery technologies platform include softgel capsules, our Zydis orally dissolving tablets, blow-fill-seal unit-dose liquids, adeno-associated virus (“AAV”) vectors, and a range of other oral, injectable and respiratory delivery technologies. The technologies and service offerings within our development solutions platform span the drug development process, ranging from our OptiForm Solution Suite for enhancement of bioavailability and other characteristics of early-stage molecules, and Gene Product Expression (“GPEx”) and SMARTag platforms for development of biologics and antibody-drug conjugates (ADCs), to formulation, analytical services, early-stage clinical development, and clinical trials supply, including our unique FastChain demand-led clinical supply solution. Our offerings serve a critical need in the development and manufacturing of difficult-to-formulate products across a number of product types.
We have advanced our technologies and grown our service offerings over more than 85 years through internal development, strategic alliances, in-licensing, and acquisitions. We initially introduced our softgel capsule technology in the 1930s and have continued to expand our range of new, technologically enhanced offerings. Since fiscal 2013, we have launched OptiShell, OptiMelt, Zydis Nano, Zydis Bio, OptiPact, the OptiForm Solution Suite, and our FastChain demand-led clinical supply solution. Since then, our customers have obtained regulatory approval for the first-to-market product using our OptiShell technology. We have also augmented our portfolio through acquisitions. In fiscal 2015, we added an ADC business through the completion of our acquisition of Redwood Bioscience in October 2014; and extended our particle engineering capabilities via our November 2014 acquisition of Micron Technologies. In fiscal 2017, we expanded our early development capabilities, including the addition of spray drying technology into our drug formulation and delivery technologies, through the acquisition of Pharmatek Laboratories, Inc. (“Pharmatek”) in September 2016, and we expanded our softgel development and manufacturing network via the February 2017 acquisition of Accucaps Industries Limited (“Accucaps”). In fiscal 2018, we acquired Cook Pharmica LLC (now named “Catalent Indiana, LLC”) in order to enhance our biologics capabilities. In fiscal 2019, we acquired Juniper Pharmaceuticals, Inc. (“Juniper”), which extends to the U.K. the geographic reach of the early development capabilities we gained through Pharmatek and Paragon Bioservices, Inc. (“Paragon”), adding advanced gene therapy development and manufacturing capabilities to our biologics business and enhancing our end-to-end integrated biopharmaceutical solutions for customers. In large part due to our acquisitions of Catalent Indiana and Paragon, revenue contributions from our biologics business have grown from approximately 10% in fiscal 2014 to 29% in fiscal 2019. We also agreed to acquire Bristol-Myers Squibb Company’s oral solid, biologics, and sterile product manufacturing and packaging facility in Anagni, Italy, a transaction that we expect to close by the end of calendar 2019, and two advanced biologics clinical development and manufacturing sites in southern Maryland from Novavax, Inc., which closed during the first quarter of fiscal 2020. We believe our own internal innovation, supplemented by current and future external partnerships and acquisitions, will continue to strengthen and extend our leadership positions in the delivery and development of drugs, biologics, and consumer health products.
History
We were formed in April 2007, when affiliates of The Blackstone Group L.P. (“Blackstone”) acquired the core of the Pharmaceutical Technologies and Services (“PTS”) segment of Cardinal Health, Inc. (“Cardinal”). Cardinal had created PTS through a series of acquisitions beginning with R.P. Scherer Corporation in 1998. We are a holding company that indirectly owns Catalent Pharma Solutions, Inc. (“Operating Company”), which owns, directly or indirectly, all of our operating subsidiaries. Since the 2007 acquisition of PTS, we have regularly reviewed our portfolio of offerings and operations in the context of our strategic growth plan, and, as a result, we have sold seven businesses and consolidated operations at five facilities, integrating them into the remaining facility network. In fiscal 2018, we agreed to sell our facility in Braeside, Australia, and we expect to close that transaction in the first half of fiscal 2020. We have also actively acquired new businesses and facilities. In July 2014, we completed the initial public offering (the “IPO”) of our common stock, par value $0.01 (the “Common Stock”), which is listed on the New York Stock Exchange (the “NYSE”) under the symbol “CTLT.” Blackstone and its minority partners sold all of the stock they held in us in a series of secondary offerings ending in September 2016.
Our Competitive Strengths
Leading Provider of Advanced Delivery Technologies and Development Solutions
We are the leading global provider of advanced delivery technologies and development solutions for drugs, biologics and consumer and animal health products. In the last decade, we have earned revenue with respect to nearly half of the drugs based on new molecular entities (“NMEs”) approved by the FDA, and over the past three years with respect to more than 80% of the top 200 largest-selling compounds globally. With approximately 2,400 scientists and technicians worldwide and more than 1,300 patents and patent applications, our expertise is in providing differentiated technologies and solutions that help our customers bring more products and better treatments to market faster. For example, in the high-value area of new chemical entities (“NCEs”), approximately 90% of NCE softgel approvals by the FDA over the last 25 years have been developed and supplied by us.
Diversified Operating Platform
We are diversified by virtue of our geographic scope, our large customer base, the extensive range of products we produce, our broad service offerings, and our ability to provide solutions at nearly every stage of a product’s lifecycle. In fiscal 2019, we produced nearly 7,000 distinct items across multiple categories; our fiscal 2019 regulatory-based classification of revenues demonstrates this: branded drugs (34%), generic prescription drugs (7%), protein and gene therapy biologics (32%), over-the-counter drugs (13%), and consumer health, veterinary products, medical devices, and diagnostics (14% combined). In fiscal 2019, our top 20 products represented approximately 20% of total revenue, with no single customer accounting for greater than 10% of revenue and with no individual product greater than 4%. We serve more than 1,000 customers in approximately 80 countries, with nearly half of our fiscal 2019 revenues coming from outside the United States. This diversity, combined with long product lifecycles and close customer relationships, has contributed to the stability of our business. It has also allowed us to reduce our exposure to potential strategic, customer, and product shifts as well as to payer-driven pricing pressures experienced by our drug and biologic customers.

Longstanding, Extensive Relationships with Blue Chip Customers
We have longstanding, extensive relationships with leading pharmaceutical and biotechnology customers. In fiscal 2019, we did business with 83 of the top 100 branded drug marketers, 21 of the top 25 generics marketers, 23 of the top 25 biologics marketers, and 21 of the top 25 consumer health marketers globally, as well as with more than 1,000 other customers, including emerging and specialty companies, which are often more reliant on outside partners as a result of their more virtual business models. Regardless of size, our customers seek innovative product development, superior quality, advanced manufacturing, and skilled technical services to support their development and marketed product needs.
We believe our customers value us because our depth of development solutions and advanced delivery technologies, consistent and reliable supply, geographic reach, and substantial expertise enable us to create a broad range of tailored solutions, many of which are unavailable from other individual providers.
Deep, Broad and Growing Technology Foundation
Our breadth of proprietary and patented technologies and long track record of innovation substantially differentiate us from other industry participants. Our leading softgel platforms, including Liqui-Gels, OptiShell, and Vegicaps capsules, and our modified release technologies, including the Zydis family and our OptiPact and OptiMelt technologies, provide formulation expertise to solve complex delivery challenges for our customers. We offer advanced technologies for delivery of small molecules and biologics via respiratory, ophthalmic, and injectable routes, including the blow-fill-seal unit dose technology, and prefilled syringes. We also provide advanced biologics formulation options, including “GPEx” cell-line and SMARTag antibody-drug conjugate technologies, and AAV vectors for gene therapies. We have a market leadership position within respiratory delivery, including metered dose and dry powder inhalers and nebulized and intra-nasal forms. We have reinforced our leadership position in advanced delivery technologies over the last five years, as we have launched more than a dozen new technology platforms and applications, including the fiscal 2016 launch of our OptiForm Solution Suite, a dose form-agnostic bioavailability enhancement program for early-stage molecules, and the recent acquisitions of Catalent Indiana, which expands our biologics platform, and Paragon, which extends our biologics business into gene therapy. Our culture of creativity and innovation is grounded in our advanced delivery technologies, our scientists and engineers, and our patents and proprietary manufacturing processes throughout our global network. Our global product development team drives a focused application of resources to our highest priority opportunities for both new customer product introductions and platform technology development. As of June 30, 2019, we had approximately 1,100 product development programs in active development across our businesses.
Long-Duration Relationships Provide Sustainability
Our broad and diverse range of technologies closely integrates with our customers’ molecules to yield final formulations and dose forms, and this generally results in the inclusion of Catalent in our customers’ prescription product regulatory filings. Both of these factors translate to long-duration supply relationships at an individual product level, to which we apply our expertise in contracting to produce long-duration commercial supply agreements. These agreements typically have initial terms of three to seven years with regular renewals of one to three years (see “—Contractual Arrangements” for more detail). Approximately two-thirds of our fiscal 2019 advanced delivery technology platform revenues (comprised of our Softgel Technologies, Biologics and Specialty Drug Delivery, and Oral Drug Delivery reporting segments) were covered by such long-term contractual arrangements. We believe this base provides us with a sustainable competitive advantage.
Significant Recent Growth Investments
We have made significant investments over time to establish a manufacturing network, capable of serving customers and patients worldwide and today employ 6.4 million square feet of manufacturing and laboratory space across five continents. We have deployed approximately $815.0 million in the last five fiscal years in gross capital expenditures. Growth-related investments in facilities, capacity, and capabilities across our businesses have positioned us for future growth in areas aligned with anticipated future demand. Through our focus on operational, quality, and regulatory excellence, we drive ongoing and continuous improvements in safety, productivity, and reliable supply to customer expectations, which we believe further differentiate us. Our manufacturing network and capabilities allow us the flexibility to reliably supply the changing needs of our customers while consistently meeting their quality, delivery, and regulatory compliance expectations.
High Standards of Regulatory Compliance and Operational and Quality Excellence
We operate our plants in accordance with current good manufacturing practices (“cGMP”) or other applicable requirements, following our own high standards that are consistent with those of many of our large global pharmaceutical and biotechnology customers. We have more than 1,900 employees around the globe focused on quality and regulatory compliance. All of our facilities are registered with the FDA or other applicable regulatory agencies, such as the European Medicines

Agency (the “EMA”). In some cases, facilities are registered with multiple regulatory agencies. In fiscal 2019, we were subject to 75 regulatory audits, and, over the last five fiscal years, we successfully completed approximately 300 regulatory audits. We also undergo more than 400 customer and internal audits annually. We believe our quality and regulatory track record to be a favorable competitive differentiator.
Strong and Experienced Management Team
Our executive leadership team collectively has more than 200 years of combined and diverse experience within the pharmaceutical and healthcare industries. With an average of more than 29 years of functional experience, this team possesses deep knowledge and a wide network of industry relationships.
Our Strategy
We are pursuing the following key growth initiatives:
“Follow the Molecule”® Providing Solutions to our Customers across all Phases of the Product Lifecycle
We intend to use our advanced delivery technologies and development solutions across the entire lifecycle of our customers’ products to drive future growth. Our development solutions span the drug development process, starting with our platforms for early pre-clinical development of small molecules, biologics, and antibody-drug conjugates, to formulation and analytical services, through clinical development and manufacturing of clinical trial supplies, to regulatory consulting. Once a molecule is ready for therapeutic trials and subsequent commercialization, we provide our customers with a range of advanced delivery technologies and manufacturing expertise that allow them to deliver their molecules to the end-users in appropriate dosage forms. The relationship between a molecule and our advanced delivery technologies typically starts with developing and manufacturing the innovator product, then extends throughout the molecule’s commercial life, including with additional customers through potential generic launches or over-the-counter conversion. For prescription products, we are typically the sole and/or exclusive provider, and are reflected in customers’ new drug applications. Our revenues from our advanced delivery technologies are primarily driven by volumes and, as a result, the loss of an innovator drug’s market exclusivity may be mitigated if we supply both branded and generic customers.
An example of this can be found in a leading over-the-counter respiratory brand, which today uses both our Zydis fast dissolve and our Liqui-Gels softgel technologies. We originally began development of the prescription format of this product for our multinational pharmaceutical company partner in 1992 to address specific patient sub-segment needs. After four years of development, we then commercially supplied the prescription Zydis product for six years, and we have continued to provide the Zydis form since the switch to over-the-counter status in the United States and other markets in the early 2000s. Subsequently, we proactively brought a softgel product concept for the brand to the customer, which the customer elected to develop and launch as well. By following this molecule, we have built a strong, 27-year-long relationship across multiple formats and markets.
Customer Product Pipeline — Continuing to Grow Through New Projects and Product Launches
We intend to grow by supplementing our existing diverse base of commercialized advanced delivery technology products with new development programs. As of June 30, 2019, our product development teams were working on approximately 1,100 new customer programs. Our base of active development programs has expanded in recent years from growing market demand, as well as from our expanded capabilities and technologies. Although there are many complex factors that affect the development and commercialization of pharmaceutical, biological, and consumer and animal health products, we expect that a portion of these programs will reach full development and market approval in the future and thereby add to our long-duration commercial revenues under long-term contracts and grow our existing product base. In fiscal 2019, we introduced 193 new products for our customers.
Catalent continues to be the global leader in providing chemistry, manufacturing, and controls-based product development services to the global pharmaceutical, biotechnology, and consumer health industry, driven by thousands of projects annually. In fiscal 2019, we recognized approximately $653.0 million of revenue related to the development of products on behalf of customers, included in our Softgel Technologies, Biologics and Specialty Drug Delivery, and Oral Drug Delivery reporting segments, up 27% from the prior year. In addition, substantially all of the revenues associated with the Clinical Supply Services segment relate to our support of customer products in development.
Capabilities & Capacity — Expanding in Biologics and Other Attractive Markets
Recognizing the strategic importance of biologics, we began to build a differentiated biologics cell-line and formulation development platform in 2002. Since then, we have invested over $2.2 billion in our biologics business, including capital investments, the fiscal 2019 acquisition of Paragon for an aggregate nominal purchase price of $1.2 billion, and the fiscal 2018 acquisition of Catalent Indiana for an aggregate nominal purchase price of $950.0 million. And we have commenced a $200.0 million capital investment at our sites in Bloomington and Madison to expand drug substance manufacturing capacity and drug product fill/finish capacity due to projected growth among our existing and future customers. Today, we are a recognized leader in biologics, including AAV vectors for gene therapies; advanced cell-line development, formulation, and fill-finish into pre-filled syringes, vials, and cartridges; and increasingly in specialized manufacturing of biologic drug substance for use in clinical trials and bioanalytical analysis. The third production suite in our Madison, Wisconsin facility came on-line in fiscal 2018 taking us to commercial scale supply for biologics drug substance. We have partnered with customers from around the world to develop advanced cell expression for nearly 700 cell lines, many using our advanced GPEx technology. And we have invested in a second-generation antibody-drug conjugate technology, SMARTag, and we see continued progress in our customers’ SMARTag product-development activities.
In addition to our expansion in biologics, we have invested additional capital in several existing non-biological facilities in order to expand in attractive markets, including a recently completed significant expansion of our oral solid controlled release production capacity in Winchester, Kentucky, the scaling-up of commercial manufacturing capacity for metered-dose inhalers, and our commencement of a $27.0 million capital investment to commercialize our next-generation orally disintegrating tablet (ODT) technology, Zydis Ultra. We have also added key new capabilities in early development via our fiscal 2019 acquisition of Juniper Pharmaceuticals and our fiscal 2017 acquisition of Pharmatek, and expanded our North American consumer health softgel capacity via our fiscal 2017 Accucaps acquisition.
Advanced Technologies — Capitalize on Our Substantial Platforms
We have broad and diverse technology platforms that are supported by extensive know-how and more than 1,300 patents and patent applications in approximately 125 families across advanced delivery technologies, drug and biologics formulation, and manufacturing. For example, we have significant softgel fill and formulation know-how, databases of formulated products, and substantial softgel regulatory approval expertise, and, as a result, approximately 90% of NCE softgel approvals by the FDA over the last 25 years have been developed and supplied by us.
In addition to resolving delivery challenges for our customers’ products, for more than two decades we have applied our technology platforms and development expertise to proactively develop proof-of-concept products, whether improved versions of existing drugs, new generic formulations or innovative consumer health products. In the consumer health area, we file product dossiers with regulators in relevant jurisdictions for self-created products, which help contribute sustainable growth to our consumer health business. We expect to continue to seek proactive development opportunities and other non-traditional relationships to increase demand for and value realized from our technology platforms. These activities have provided us with opportunities to capture an increased share of end-market value through out-licensing, profit-sharing and other arrangements.
Operational Leverage — Deploy Existing Infrastructure and Operational Discipline to Drive Profitable Growth
Through our existing infrastructure, including our global network of operating locations and programs, we promote operational discipline and drive margin expansion. With our Lean Manufacturing and Lean Six Sigma programs, a global procurement function and conversion cost productivity metrics in place, we have created a culture of functional excellence and cost accountability. We intend to continue to apply this discipline to leverage further our operational network for profitable growth. Since fiscal 2009, we have expanded gross margin by over 400 basis points and Adjusted EBITDA margin by over 400 basis points. Note that “Adjusted EBITDA” is a financial metric that is not prepared in accordance with the accounting principles generally accepted in the United States (“U.S. GAAP”), and that further explanations of this metric and comparisons to the most nearly comparable U.S. GAAP metrics are set forth below at “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical and Adjusted EBITDA.”
Strategic Acquisitions and Licensing — Build on our Existing Platform
We operate in highly fragmented markets in both our advanced delivery technologies and development solutions businesses. Within those markets, the five top players represent approximately 35% and 10% of the total market share, respectively, by revenue. Our broad platform, global infrastructure and diversified customer base provide us with a strong foundation from which to consolidate within these markets and to generate operating leverage through such acquisitions. Since fiscal 2013, we have executed ten transactions, investing approximately $2.7 billion, and have demonstrated an ability to efficiently and effectively integrate these acquisitions.
While we are rigorously focused on driving Catalent’s organic growth, we intend to continue to opportunistically source and execute bolt-on strategic acquisitions within our existing business areas, as well as to undertake transactions that provide us with expansion opportunities within new geographic markets or adjacent market segments. We have a dedicated corporate development team in place to identify these opportunities and have a rigorous and financially disciplined process for evaluating, executing, and integrating such acquisitions.
Our Reportable Segments
We currently operate in four operating segments, which also constitute our four reporting segments: Softgel Technologies, Biologics and Specialty Drug Delivery, Oral Drug Delivery, and Clinical Supply Services, as further described below.
Softgel Technologies
Through our Softgel Technologies segment, we provide formulation, development, and manufacturing services for soft capsules, or “softgels,” which our predecessor first commercialized in the 1930s and which we have continually enhanced. We are the market leader in overall softgel development and manufacturing and hold the leading market position in the prescription arena. Our principal softgel technologies include traditional softgel capsules, in which the shell is made of animal-derived gelatin, and Vegicaps and OptiShell capsules, in which the shell is made from plant-derived materials. Softgel capsules are used in a broad range of customer products, including prescription drugs, over-the-counter medications, dietary supplements, unit-dose cosmetics, and animal health medicinal preparations. Softgel capsules encapsulate liquid, paste, or oil-based active compounds in solution or suspension within an outer shell. In the manufacturing process, the capsules are formed, filled, and sealed simultaneously. We typically perform encapsulation for a product within one of our softgel facilities, with active ingredients provided by customers or sourced directly by us. Softgels have historically been used to solve formulation challenges or technical issues for a specific drug, to help improve the clinical performance of compounds, to provide important market differentiation, particularly for over-the-counter medications, and to provide safe handling of hormonal, potent, and cytotoxic drugs. We also participate in the softgel vitamin, mineral and supplement business in selected regions around the world. With the 2001 introduction of our plant-derived softgel shell, Vegicaps capsules, consumer health customers have been able to extend the softgel dose form to a broader range of active ingredients and serve patient/consumer populations that were previously inaccessible due to religious, dietary, or cultural preferences. In recent years, we have extended this platform to pharmaceutical products via our OptiShell capsule offering. Our Vegicaps and OptiShell capsules are protected by patents in most major global markets. Physician and patient studies we have conducted have demonstrated a preference for softgels versus traditional tablet and hard capsule dose forms in terms of ease of swallowing, real or perceived speed of delivery, ability to remove or eliminate unpleasant odor or taste and, for physicians, perceived improved patient adherence with dosing regimens. Representative customers of Softgel Technologies include Pfizer, Novartis, Bayer, GlaxoSmithKline, Teva, Johnson & Johnson, Procter & Gamble, and Allergan.
Our Softgel Technologies segment represents 34%, 36%, and 40% of our aggregate revenue before inter-segment eliminations for fiscal 2019, 2018, and 2017, respectively.
Biologics and Specialty Drug Delivery
Our Biologics and Specialty Drug Delivery segment provides drug substance development and manufacturing, drug product clinical and commercial manufacturing, integrated clinical and commercial supply solutions for protein and gene therapy biologics and specialty small molecules administered via injection, inhalation, and ophthalmic routes, using both traditional and advanced delivery technologies. The business has extensive expertise in development, scale up and commercial manufacturing. Representative customers of Biologics and Specialty Drug Delivery include Eli Lilly, Teva, Mylan, Roche, Novartis, Sarepta, and Genentech, along with multiple innovative small and mid-tier pharmaceutical and biologics customers.
Our growing biologics offering includes cell-line development based on our advanced and patented GPEx technology, which is used to develop stable, high-yielding mammalian cell lines for both innovator and biosimilar biologic compounds. GPEx technology can provide rapid cell-line development, high biologics production yields, flexibility, and versatility. Our development and manufacturing facility in Madison, Wisconsin has the capability and capacity to produce cGMP quality biologics drug substance from 250L to 4000L scale using single-use technology to provide maximum efficiency and flexibility. Our fiscal 2018 acquisition of Catalent Indiana added a biologics-focused contract development and manufacturing organization with capabilities across biologics development, clinical, and commercial drug substance manufacturing, formulation, finished-dose drug product manufacturing, and packaging. In fiscal 2019, we continued to expand production capacity in both Madison and Bloomington, starting construction on a fourth drug substance suite in Madison, and new drug product manufacturing and packaging capacity in Bloomington. Our SMARTag next-generation antibody-drug conjugate technology enables development of antibody-drug conjugates and other protein conjugates with improved efficacy, safety, and manufacturability. In fiscal 2019, we launched our OneBio Suite, which provides customers the potential to seamlessly integrate drug substance, drug product, and clinical supply management for products in development, and for integrated commercial supply across both drug substance and product. We provide the broadest range of technologies and services supporting the development and launch of new biologic entities, biosimilars, and biobetters to bring a product from gene to commercialization, faster.
On May 17, 2019, we acquired Paragon, which is focused on the development and manufacture of cutting-edge biopharmaceuticals, including viral vectors used in gene therapies. For over 25 years, Paragon has partnered with some of the world’s leading biotech and pharma companies to develop and manufacture products based on transformative technologies, including gene therapies based on AAV and other modalities, next-generation vaccines, oncology immunotherapies (oncolytic viruses and CAR-T cell therapies), therapeutic proteins, and other complex biologics. Paragon brings specialized expertise in AAV vectors, the most commonly used delivery system for gene therapy, as well as capabilities in plasmids and lentivirus vectors manufactured using cGMP, which position us to capitalize on strong industry tailwinds in the market for gene therapies. Paragon also brings to Catalent its differentiated scientific, development, and manufacturing capabilities, which will fundamentally enhance our biologics business and end-to-end integrated biopharmaceutical solutions for customers. In June 2019, Paragon agreed to acquire two additional laboratory and manufacturing facilities located in southern Maryland from Novavax, Inc. The Novavax acquisition closed in late July 2019.
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
Our Biologics and Specialty Drug Delivery segment represents 29%, 24% and 17% of our aggregate revenue before inter-segment eliminations for fiscal 2019, 2018, and 2017, respectively.
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
We provide comprehensive pre-formulation, development, and cGMP manufacturing at both clinical and commercial scales for traditional and advanced complex oral solid-dose formats, including coated and uncoated tablets, pellet/bead/powder-filled two-piece hard capsules, granulated powders, and other forms of immediate and modified release branded prescription, generic, and consumer products. We have substantial experience developing and scaling up products requiring accelerated development timelines, solubility enhancement, specialized handling (e.g., potent or DEA-regulated materials), complex technology transfers, and specialized manufacturing processes. We also provide micronization and particle engineering services, which may enhance a drug’s manufacturability or clinical performance. We offer comprehensive analytical testing and scientific services and stability testing for small molecules, both to support integrated development programs and on a fee-for-service basis. We provide global regulatory and support services for our customers’ clinical strategies during all stages of development. In recent years, we have expanded our network of development sites focused on earlier phase compounds, to engage with more customer molecules, earlier, with the intent to provide later stage manufacturing and supporting services as those molecules progress towards commercial approval and beyond. Demand for our offerings is driven by the need for scientific expertise and depth and breadth of services offered, as well as by the reliability of our supply, including quality, execution, and performance.
We launched our orally dissolving tablet business in 1986 with the introduction of Zydis tablets, a unique proprietary freeze-dried tablet that typically dissolves in the mouth, without water, in less than three seconds. Most often used for drugs and patient groups that can benefit from rapid oral disintegration, we can adapt the Zydis technology to a wide range of products and indications, including treatments for a variety of central nervous system-related conditions such as migraines, Parkinson’s disease, and schizophrenia, and consumer healthcare products targeting indications such as pain and allergy relief. We continue to develop Zydis tablets in different ways with our customers as we extend the application of the technology to new therapeutic categories, including immunotherapy, vaccines, and biologic molecule delivery and improve its drug load capacity and taste-masking properties.
Our Oral Drug Delivery segment represents 24%, 23%, and 27% of our aggregate revenue before inter-segment eliminations for fiscal 2019, 2018, and 2017, respectively.
Clinical Supply Services
Our Clinical Supply Services segment provides manufacturing, packaging, storage, distribution, and inventory management for drugs and biologics in clinical trials. We offer customers flexible solutions for clinical supplies production and provide distribution and inventory management support for both simple and complex clinical trials. This includes over-encapsulation where needed; supplying placebos, comparator drug procurement, and clinical packages and kits for physicians and patients; inventory management; investigator kit ordering and fulfillment; and return supply reconciliation and reporting. We support trials in all regions of the world through our facilities and distribution network. In fiscal 2018, we completed the second phase of our expansion program in our Kansas City, Missouri facility. Further, in fiscal 2016 and again in fiscal 2018, we expanded our Singapore facility by building additional flexible cGMP space, and we introduced clinical supply services at our existing 100,000 square foot facility in Japan, expanding our Asia Pacific capabilities. Additionally, in fiscal 2013, we established our first clinical supply services facility in China as a joint venture, assumed full ownership in fiscal 2015, and opened a second facility in China in fiscal 2019. We are the leading provider of integrated development solutions and one of the leading providers of clinical trial supplies. Representative customers of Clinical Supply Services include Merck KGaA, IQVIA, Eli Lilly, AbbVie, and Incyte Corporation.
Our Clinical Supply Services segment represents 13%, 17%, and 16% of our aggregate revenue before inter-segment eliminations for fiscal 2019, 2018, and 2017, respectively.
Integrated Development and Product Supply Chain Solutions
In addition to our proprietary offerings, we are also differentiated in the market by our ability to bring together our development solutions and advanced delivery technologies to offer innovative development and product supply solutions that can be combined or tailored in many ways to enable our customers to take their drugs, biologics, and consumer health products from laboratory to market. Once a product is on the market, we can provide comprehensive integrated product supply, from the sourcing of the bulk active ingredient to comprehensive manufacturing and packaging to the testing required for release to distribution. The customer- and product-specific solutions we develop are flexible, scalable and creative, so that they meet the unique needs of both large and emerging companies and are appropriate for products of all sizes. We believe that our development and product supply solutions such as OptiForm Solutions Suite and OneBioSuite will continue to contribute to our future growth.

Sales and Marketing
Our target customers include large pharmaceutical and biotechnology companies, mid-size, emerging and specialty pharmaceutical and biotechnology companies, and consumer health companies, along with companies in other selected healthcare market segments such as animal health and medical devices and companies in adjacent industries, such as cosmetics. We have longstanding, extensive relationships with leading pharmaceutical and biotechnology customers. In fiscal 2019, we did business with 83 of the top 100 branded drug marketers, 21 of the top 25 generics marketers, 23 of the top 25 biologics marketers, and 21 of the top 25 consumer health marketers globally, as well as with more than 1,000 other customers. Faced with access, pricing, and reimbursement pressures as well as other market challenges, large pharmaceutical and biotechnology companies have increasingly sought partners to enhance the clinical competitiveness of their drugs and biologics and improve the productivity of their research and development activities, while reducing their fixed cost base. Many mid-size, emerging, and specialty pharmaceutical and biotechnology companies, while facing the same pricing and market pressures, have chosen not to build a full infrastructure, but rather to partner with other companies through licensing agreements or outsourcing to access the critical skills, technologies, and services required to bring their products to market. Consumer health companies require rapidly developed, innovative dose forms and formulations to keep up with the fast-paced over-the-counter medication, vitamins, and personal care markets. These market segments are all important to our growth, but require distinct solutions, marketing and sales approaches, and market strategy.
We follow a hybrid demand-generation organization model, with strategic account teams offering the full breadth of Catalent’s solutions, and technical specialist teams providing the in-depth technical knowledge and practical experience essential for each individual offering. Our sales organization currently consists of more than 150 full-time, experienced sales professionals, supported by inside sales and sales operations. We also have built a dedicated strategic marketing team, providing strategic market and product planning and management for our offerings. As part of our marketing efforts, we participate in major trade shows relevant to our offerings globally and ensure adequate visibility to our offerings and solutions through a comprehensive print and on-line advertising and publicity program. We believe that Catalent is a strong brand with high overall awareness in our established markets and universe of target customers, and that our brand identity is a competitive advantage for us.
Global Accounts
We manage selected accounts globally due to their substantial current business and growth potential. We recorded approximately 20% of our total revenue in fiscal 2019 from these global accounts. Each global account is assigned a lead business development professional with substantial industry experience. These account leaders, along with other members of the sales and executive leadership teams, are responsible for managing and extending the overall account relationship. Account leaders work closely with the rest of the sales organization to ensure alignment around critical priorities for the accounts.
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
Seasonality; Fluctuations in Operation Results
Our annual financial reporting periods end on June 30. Our revenue and net earnings are generally higher in the third and fourth quarters of each fiscal year, with our first fiscal quarter typically generating our lowest revenue of any quarter, and our last fiscal quarter typically generating our highest revenue. These fluctuations are primarily the result of the timing of our, and our customers’, annual operational maintenance periods at locations in continental Europe and the U.K., the seasonality associated with pharmaceutical and biotechnology budgetary spending decisions, clinical trial and research and development schedules, the timing of new product launches and length of time needed to obtain full market penetration, and, to a lesser extent, the time of the year some of our customers’ products are in higher demand.
Contractual Arrangements
We generally enter into a broad range of contractual arrangements with our customers, including agreements with respect to feasibility, development, supply, licenses, and quality. The terms of these contracts vary significantly depending on the offering and customer requirements. Some of our agreements may include a variety of revenue arrangements such as fee-for-service, minimum volume commitments, royalties, profit-sharing and fixed fees. We employ a range of capacity access approaches, from standard to completely dedicated capacity models, based on customer and product needs. We generally secure pricing and other contract mechanisms in our supply agreements to allow for periodic resetting of pricing terms, and, in some cases, these agreements permit us to renegotiate pricing in the event of certain price increases for the raw materials we use to make products. Our typical supply agreements include indemnification from our customers for product liability and intellectual property matters and caps on our contractual liabilities, subject in each case to negotiated exclusions. The terms of our manufacturing supply agreements range from three to seven years with regular renewals of one to three years, although some of our agreements are terminable upon much shorter notice periods, such as 30 or 90 days. For our development solutions offerings, we may enter into master service agreements, which provide for standardized terms and conditions and make it easier and faster for customers with multiple development needs to access our offerings.
Backlog
While we generally have long-term supply agreements that provide for a revenue stream over a period of years, our backlog represents, as of a point in time, future service revenues from work not yet completed. For our Softgel Technologies, Biologics and Specialty Drug Delivery, and Oral Drug Delivery segments, backlog represents firm orders for manufacturing services and includes minimum volumes, where applicable. For our Clinical Supply Services segment, backlog represents estimated future service revenues from work not yet completed under signed contracts. Using these methods of reporting backlog, as of June 30, 2019, our backlog was $1,349.8 million compared to $1,112.3 million as of June 30, 2018, including $366.3 million and $273.2 million, respectively, related to our Clinical Supply Services segment. We expect to recognize approximately 85% of revenue from the backlog in existence as of June 30, 2019 by the completion of fiscal year ending 2020.
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
Manufacturing Capabilities
We operate manufacturing facilities, development centers and sales offices throughout the world. As of June 30, 2019, we had thirty-nine facilities (four geographical locations operate as multiple facilities because they support more than one reporting segment) on five continents with 6.4 million square feet of manufacturing, laboratory, and related space. In addition, in May 2019, we signed an agreement to acquire a facility in Anagni, Italy that produces both oral and sterile dose forms for drugs and biologics, which is expected to close by the end of the second quarter of fiscal 2020, and, in June 2019, we signed an agreement to acquire two facilities in southern Maryland from Novavax, Inc. to supplement the capabilities of Paragon, particularly in early-stage development. This acquisition closed in late July 2019. Our manufacturing capabilities include the full suite of competencies relevant to support each site’s activities, including regulatory, quality assurance, and in-house validation.
We operate our plants in accordance with cGMP or other applicable requirements. All of our facilities are registered with the FDA or other applicable regulatory agencies, such as the EMA. In some cases, our facilities are registered with multiple regulatory agencies.
We have invested $534.4 million in our manufacturing facilities since fiscal 2017 through improvements and expansions in our facilities, including $218.1 million on capital expenditures in fiscal 2019. We believe that our facilities and equipment are in good condition, are well maintained, and are able to operate at or above present levels for the foreseeable future, in all material respects.
Our manufacturing operations are focused on employee health and safety, regulatory compliance, operational excellence, continuous improvement, and process standardization across the organization. In fiscal 2019, we achieved approximately 97% on-time shipment delivery versus customer request date across our network as a result of this focus. Our manufacturing operations are structured around an enterprise management philosophy and methodology that utilizes principles and tools common to a number of quality management programs, including Lean Six Sigma and Lean Manufacturing.
Raw Materials
We use a broad and diverse range of raw materials in the design, development, and manufacture of our products. This includes, but is not limited to, key materials such as gelatin, starch, and iota carrageenan for our Softgel Technologies segment; packaging films for our Clinical Supply Services segment; and glass vials and syringes for injectable fill-finish along with resin for our blow-fill-seal business in our Biologics and Specialty Drug Delivery segment. The raw materials that we use are sourced externally on a global basis. Globally, our supplier relationships could be interrupted due to natural disasters and international supply disruptions, including those caused by pandemics or geopolitical and other issues. For example, commercially usable gelatin is available from a limited number of sources. In addition, much of the gelatin we use is bovine-derived. Past concerns of contamination from Bovine Spongiform Encephalopathy (“BSE”) have narrowed the number of possible sources of particular types of gelatin. If there were a future disruption in the supply of gelatin from any one or more key suppliers, there can be no assurance that we could obtain an alternative supply from our other suppliers. Any future restriction that were to emerge on the use of bovine-derived gelatin from certain geographic sources due to concerns of contamination from BSE could hinder our ability to timely supply our customers with products and the use of alternative non-bovine-derived gelatin for specific customer products could be subject to lengthy formulation, testing and regulatory approval periods.
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
Competition
We compete with multiple companies as to each of our offerings and in every region of the globe in which we operate, including with other companies that offer conventional and advanced delivery technologies, clinical trials support, outsourced dose form or biologics manufacturing, or development services to pharmaceutical, biotechnology, and consumer health companies based in North America, South America, Europe, and the Asia-Pacific region. We also compete in some cases with the internal operations of those pharmaceutical, biotechnology, and consumer health customers that also have manufacturing capabilities and choose to source these services internally.
Competition is driven by proprietary technologies and know-how (where relevant), capabilities, consistency of operational performance, quality, price, value, responsiveness, and speed. While we do have competitors that compete with us in our individual offerings, and a few competitors that compete across many of our offerings, we do not believe we have competition from any directly comparable company.
Research and Development Costs
Our research activities are primarily directed toward the development of new offerings and manufacturing process improvements. Costs incurred in connection with the development of new offerings and manufacturing process improvements are recorded within selling, general, and administrative expenses. Such research and development costs included in selling, general, and administrative expenses amounted to $3.3 million, $6.3 million, and $7.0 million for fiscal 2019, 2018, and 2017, respectively. Costs incurred in connection with research and development services we provide to customers and services performed in support of the commercial manufacturing process for customers are recorded within cost of sales. Such research and development costs included in cost of sales amounted to $51.2 million, $46.2 million, and $45.8 million for fiscal years ended 2019, 2018, and 2017, respectively.
Employees
As of June 30, 2019, we had nearly 12,300 employees in thirty-nine facilities on five continents: fifteen facilities are in the United States, with certain employees at one facility being represented by a labor organization with their terms and conditions of employment being subject to a collective bargaining agreement. National works councils and/or labor organizations are active at all thirteen of our European facilities consistent with labor environments/laws in European countries. Similar relationships with labor organizations or national works councils exist at our plants in Argentina, Australia, Brazil, and Canada. Our management believes that our employee relations are satisfactory.

	North America	Europe	South America	Asia Pacific	Total
Approximate number of employees as of June 30, 2019	6,800	3,900	900	700	12,300

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
Governance
To manage our CR performance, we maintain a CR Council made up of executive and senior leadership to guide the implementation of our CR strategy and commitments and report to our board of directors or a designated committee on CR matters. Three committees reporting to the CR Council—the Environmental Committee, the Grant-making Committee, and the Community Engagement Ambassador Network—help drive progress in three critical areas of our overall CR commitment and embed CR deeper into our business.

Significant initiatives
We focus on those aspects within the overall corporate responsibility area that we believe to be most significant to our business. Our view is informed by stakeholder feedback, regulatory developments, and issues that appear to engage our constituencies. From time to time, we assess and prioritize among potential initiatives in order to focus our resources. Relevant issues on which we have focused during fiscal 2019 include:
•Community investment and philanthropy
▪Diversity and inclusion
▪Energy use and climate change
▪Occupational health and safety
▪Product innovation
▪Product quality and safety
▪Talent attraction and retention
▪Training and development
▪Waste
Business benefits
Beyond being the right thing to do, our focus on CR strengthens our business by reducing risks, meeting customer and investor expectations, and attracting top talent to join and stay with us. CR performance is an important contributor to our business success. It informs our risk management process, protects our reputation, and alerts us to regulatory, environmental, and societal threats to our business. Our CR activities also support our customers, some of which have robust CR programs and prefer suppliers with a similar commitment.
Our future success depends on our highly skilled and dedicated global team of employees, who are passionate about improving health outcomes. We compete for the top talent in our industry and recognize that our reputation as a responsible company can be a differentiator for prospective job candidates.
Progress in 2019
In fiscal 2019, we continued to introduce an expanded set of site-based CR performance metrics to measure the impact of our CR activities across our network. As part of this exercise, we conducted our most comprehensive environmental baseline assessment to date. Our environmental data, and other relevant CR metrics and targets, will be shared as part of our first CR report, which is expected in 2020. Catalent has also achieved global accreditation with respect to the international management standards for environment (ISO14001:2015) and occupational safety (OHSAS18001:2007).
In April 2019, our second annual Earth Month campaign, Catalent Unplugged, emphasized our focus on reducing CO₂ emissions linked to energy use. Our employees and sites responded enthusiastically, organizing volunteering, recycling, awareness-raising, and waste elimination initiatives across the network.

Our Catalent Month of Service grew to include almost every site in the Catalent network. We expanded our community grant making program, focused on giving back through our diverse network of facilities worldwide. Our grants promote local organizations that support patients and encourage STEM (science, technology, engineering, and mathematics) educational and training initiatives. Catalent’s disaster response program is valued by our employees for helping people affected by natural disasters in the U.S. and beyond.
Further information on our CR program is available at https://www.catalent.com/index.php/about-us/Corporate-Responsibility, but this website is not part of our public disclosures and is not incorporated by reference into this Annual Report.
Intellectual Property
We rely on a combination of know-how, trade secrets, patents, copyrights, trademarks, and other intellectual property laws, nondisclosure and other contractual provisions, and technical measures to protect a number of our offerings, services, and intangible assets. These proprietary rights are important to our ongoing operations. Certain of our operations and products are under intellectual property licenses from third parties, and in certain instances we license our technology to third parties. We also have a long track record of innovation across our lines of business, and, to further encourage active innovation, we have developed incentive compensation systems linked to patent filings and other recognition and reward programs for scientists and non-scientists alike.
We have applied in the United States and certain foreign countries for registration of a number of trademarks, service marks, and patents, some of which have been registered and issued, and also hold common law rights in various trademarks and service marks. We hold more than 1,300 patents and patent applications worldwide relating to advanced drug delivery and biologics formulations and technologies, as well as manufacturing and other areas relevant to our business.
We hold patents and license rights relating to certain aspects of our formulations, nutritional and pharmaceutical dosage forms, mammalian cell engineering, and sterile manufacturing services. We also hold patents relating to certain processes and products. We have a number of pending patent applications in the United States and certain other countries and intend to pursue additional patents as appropriate. We have enforced and will continue to enforce our intellectual property rights in the United States and worldwide.
We do not consider any particular patent, trademark, license, franchise, or concession to be material to our overall business.
Regulatory Matters
The manufacture, distribution, and marketing of healthcare products and the provision of certain services for development-stage pharmaceutical and biotechnology products are subject to extensive ongoing regulation by the FDA, other U.S. governmental authorities, and foreign regulatory authorities. Certain of our subsidiaries are required to register for permits or licenses with, and must comply with the operating, cGMP, quality, and security standards of, applicable domestic and foreign healthcare regulators, including the FDA, the U.S. Drug Enforcement Agency (the “DEA”), the U.S. Department of Health and Human Services (the “DHHS”), the equivalent agencies of the European Union (the “E.U.”) and its member states, and various state boards of pharmacy, state health departments, and comparable foreign agencies, as well as various accrediting bodies, each depending upon the type of operations and the locations of distribution and sale of the products manufactured or services provided by those subsidiaries.
In addition, certain of our subsidiaries are subject to other healthcare laws, including the U.S. Federal Food, Drug, and Cosmetic Act, the Public Health Service Act, the Controlled Substances Act, and comparable state and foreign laws and regulations in certain of their activities.
We are also subject to various federal, state, local, foreign and transnational laws, regulations, and requirements, both in the United States and abroad, relating to safe working conditions, laboratory and distribution practices, and the use, transportation, and disposal of hazardous or potentially hazardous substances. In addition, U.S. and international import and export laws and regulations require us to abide by certain standards relating to the cross-border transit of finished goods, raw materials, and supplies and the handling of information. We are also subject to various other laws and regulations concerning the conduct of our foreign operations, including the U.S. Foreign Corrupt Practices Act, the U.K. Anti-Bribery Act, and other anti-bribery laws and laws pertaining to the accuracy of our internal books and records.
The costs associated with complying with the various applicable federal, state, local, foreign, and transnational regulations could be significant, and the failure to comply with such legal requirements could have an adverse effect on our results of operations and financial condition. See “Risk Factors—Risks Relating to Our Business and Industry—Failure to

comply with existing and future regulatory requirements could adversely affect our results of operations and financial condition or result in claims from customers,” for additional discussion of the costs associated with complying with the various regulations.
In fiscal 2019, we were subject to 75 regulatory audits, and, over the last five fiscal years, we successfully completed approximately 300 regulatory audits.
Quality Assurance
We are committed to ensuring and maintaining the highest standard of regulatory compliance while providing high quality products to our customers. To meet these commitments, we have developed and implemented a Catalent-wide quality management system. We have more than 1,900 employees around the globe focusing on quality and regulatory compliance. Our senior management team is actively involved in setting quality policies, standards, and internal position papers as well as managing internal and external quality performance. Our quality assurance department provides quality leadership and supervises our quality systems programs. An internal audit program monitors compliance with applicable regulations, standards, and internal policies. In addition, our facilities are subject to periodic inspection by the FDA, the DEA, and other equivalent local, state, and foreign regulatory authorities as well as our customers. All FDA, DEA, and other regulatory inspectional observations have been resolved or are on track to be completed at the prescribed timeframe provided in commitments to the applicable agency in all material respects. We believe that our operations are in compliance in all material respects with the regulations under which our facilities are governed.
Environmental Matters
Our operations are subject to a variety of environmental, health, and safety laws and regulations, including those of the U.S. Environmental Protection Agency (the “EPA”) and equivalent state, local, and foreign regulatory agencies in each of the jurisdictions in which we operate. These laws and regulations govern, among other things, air emissions, wastewater discharges, the use, handling, and disposal of hazardous substances and wastes, soil and groundwater contamination, and employee health and safety. Our manufacturing facilities use, in varying degrees, hazardous substances in their processes. These substances include, among others, chlorinated solvents, and in the past chlorinated solvents were used at one or more of our facilities, including a number we no longer own or operate. As at our current facilities, contamination at such formerly owned or operated properties can result and has resulted in liability to us, for which we have recorded appropriate reserves as needed. We believe that our operations are in compliance in all material respects with the environment, health, and safety regulations applicable to our facilities.

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
We face substantial competition in each of our markets. Competition is driven by proprietary technologies and know-how, capabilities, consistency of operational performance, quality, price, value, responsiveness, and speed. Some competitors may have greater financial, research and development, operational, and marketing resources than we do. Competition may also increase as additional companies enter our markets or use their existing resources to compete directly with ours. Expanded competition from companies in low-cost jurisdictions, such as India and China, may in the future adversely affect our results of operations or limit our growth. Greater financial, research and development, operational, and marketing resources may allow our competitors to respond more quickly with new, alternative, or emerging technologies. Changes in the nature or extent of our customers’ requirements may render our offerings obsolete or non-competitive and could adversely affect our results of operations and financial condition.
The demand for our offerings depends in part on our customers’ research and development and the clinical and market success of their products. Our business, financial condition, and results of operations may be harmed if our customers spend less on, or are less successful in, these activities.
Our customers are engaged in research, development, production, and marketing of pharmaceutical, biotechnology, and consumer health products. The amount of customer spending on research, development, production, and marketing, as well as the outcomes of such research, development, and marketing activities, have a large impact on our sales and profitability, particularly the amount our customers choose to spend on our offerings. Our customers determine the amounts that they will spend based upon, among other things, available resources and their need to develop new products, which, in turn, is dependent upon a number of factors, including their competitors’ research, development, and production initiatives, and the anticipated market uptake, clinical, and reimbursement scenarios for specific products and therapeutic areas. In addition, consolidation in the industries in which our customers operate may have an impact on such spending as customers integrate acquired operations, including research and development departments and their budgets. Our customers finance their research and development spending from private and public sources. A reduction in spending by our customers could have a material adverse effect on our business, financial condition, and results of operations. If our customers are not successful in attaining or retaining product sales due to market conditions, reimbursement issues, or other factors, our results of operations may be materially adversely affected.
We are subject to product and other liability risks that could adversely affect our results of operations, financial condition, liquidity, and cash flows.
We are subject to potentially significant product liability and other liability risks that are inherent in the design, development, manufacture, and marketing of our offerings. We may be named as a defendant in product liability lawsuits, which may allege that our offerings have resulted or could result in an unsafe condition or injury to consumers. Such lawsuits could be costly to defend and could result in reduced sales, significant liabilities, and diversion of management’s time, attention, and resources. Even claims without merit could subject us to adverse publicity and require us to incur significant legal fees.
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

We maintain product liability insurance with annual aggregate limits in excess of $25.0 million. There can be no assurance that a successful product liability or other claim would be adequately covered by our applicable insurance policies or by any applicable contractual indemnity or liability limitations.
Failure to comply with existing and future regulatory requirements could adversely affect our results of operations and financial condition or result in claims from customers.
The healthcare industry is highly regulated. We, and our customers, are subject to various local, state, federal, national, and transnational laws and regulations, which include the operating, quality, and security standards of the FDA, the DEA, various state boards of pharmacy, state health departments, the DHHS, similar bodies of the E.U. and its member states, and other comparable agencies around the world, and, in the future, any change to such laws and regulations could adversely affect us. Among other rules affecting us, we are subject to laws and regulations concerning cGMP and drug safety. Our subsidiaries may be required to register for permits or licenses, and may be required to comply, with the laws and regulations of the FDA, the DEA, the DHHS, ex-U.S. agencies including the EMA, and various boards of pharmacy, health departments, or comparable agencies in various jurisdictions around the world, as well as certain accrediting bodies, depending upon the type of operations and locations of distribution and sale of the products manufactured or services provided by those subsidiaries.
The manufacture, distribution, and marketing of our offerings are subject to extensive ongoing regulation by the FDA, the DEA, the EMA, and other equivalent local, state, federal, national, and transnational regulatory authorities. Failure by us or by our customers to comply with the requirements of these regulatory authorities could result in warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture or distribution, restrictions on our operations, civil or criminal sanctions, or withdrawal of existing or denial of pending approvals, permits or registrations, including those relating to products or facilities. In addition, any such failure relating to the products or services we provide could expose us to contractual or product liability claims as well as claims from our customers, including claims for reimbursement for lost or damaged active pharmaceutical ingredients, which cost could be significant. Customers may also claim loss of profits due to lost or delayed sales, although our contracts generally place substantial limits on such claims. There can be no assurance that any such contractual limitation will be applicable, sufficient, or fully enforced in any given situation.
In addition, any new offering or product classified as a pharmaceutical or medical device must undergo lengthy and rigorous clinical testing and other extensive, costly and time-consuming procedures mandated by the FDA, the EMA and other equivalent local, state, federal, national and transnational regulatory authorities in the jurisdictions that regulate our offerings and products. We or our customers may elect to delay or cancel anticipated regulatory submissions for current or proposed new offerings or products for any number of reasons.
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
Our results depend on our ability to execute and improve when necessary our quality management strategy and systems, and effectively train and maintain our employee base with respect to quality management. Quality management plays an essential role in determining and meeting customer requirements, preventing defects, and improving our offerings. While we have a network of quality systems throughout our business units and facilities that relate to the design, formulation, development, manufacturing, packaging, sterilization, handling, distribution, and labeling of the products we supply, quality and safety issues may occur with respect to any of our offerings. A quality or safety issue could have an adverse effect on our business, financial condition, and results of operations and may subject us to regulatory actions, including product recalls, product seizures, injunctions to halt manufacture or distribution, or restrictions on our operations; monetary fines; or other civil or criminal sanctions. In addition, such an issue could subject us to costly litigation, including claims from our customers for reimbursement for the cost of lost or damaged active pharmaceutical ingredients or other related losses, the cost of which could be significant.

The services and offerings we provide are highly exacting and complex, and, if we encounter problems providing the services or support required, our business could suffer.
The offerings we provide are highly exacting and complex, particularly in our Softgel Technologies, Biologics and Specialty Drug Delivery, and Oral Drug Delivery segments, due in part to strict regulatory requirements. From time to time, problems may arise in connection with facility operations or during preparation or provision of an offering, in both cases for a variety of reasons including, but not limited to, equipment malfunction, sterility variances or failures, failure to follow specific protocols and procedures, problems with raw materials, environmental factors, and damage to, or loss of, manufacturing operations due to fire, flood, or similar causes. Such problems could affect production of a particular batch or series of batches, require the destruction of or otherwise result in the loss of product or materials used in the production of product, or could halt facility production altogether. This could, among other things, lead to increased costs, lost revenue, damage to customer relations, reimbursement to customers for lost active pharmaceutical ingredients or other related losses, time and expense spent investigating the cause, lost production time, and, depending on the cause, similar losses with respect to other batches or products. Production problems in our drug and biologic manufacturing operations could be particularly significant because the cost of raw materials is often higher than in our other businesses. If problems are not discovered before the product is released to the market, recall and product liability costs may also be incurred. In addition, such risks may be greater at facilities that are new or going through significant expansion or renovation.
Our global operations are subject to economic, political, and regulatory risks, including the risks of changing regulatory standards or changing interpretations of existing standards that could affect the profitability of our operations or require costly changes to our procedures.
We conduct our operations in various regions of the world, including North America, South America, Europe, and the Asia-Pacific region. Global and regional economic and regulatory developments affect businesses such as ours in many ways. Our operations are subject to the effects of global and regional competition, including potential competition from manufacturers in low-cost jurisdictions such as India and China. Local jurisdiction risks include regulatory risks arising from local laws. Our global operations are also affected by local economic environments, including inflation and recession. Political changes, some of which may be disruptive, and related hostilities can interfere with our supply chain, our customers, and some or all of our activities in a particular location. While some of these risks can be hedged using derivatives or other financial instruments and some are insurable, such mitigating measures may be unavailable, costly, or unsuccessful.
The exit of the U.K. from the European Union could have future adverse effects on our operations revenues, and costs, and therefore our profitability.
In June 2016, the U.K. held a referendum in which a majority of voters approved the U.K.’s exit from the E.U., and the U.K. government has invoked its right to withdraw, effective in March 2019. This deadline for withdrawal has since been extended by agreement to October 2019. There is no immediate change in either the U.K. or the E.U. as a result of either action, but the U.K. government is now engaged in both internal and external discussions with affected parties and considering additional legislation regarding the changes that will result from the decision to exit. Five of our facilities, employing hundreds of workers, are located in the U.K., and these facilities, as well as others in our network, source goods, manufacture goods, and provide services from or intended for the U.K. These facilities operate within an existing framework of trade and human capital integration with the E.U. and, by extension, the other parts of the world, with which the E.U. has trade and immigration agreements. Furthermore, some of our facilities located in other E.U. member states ship materials to and from or otherwise engage in various business interactions with the U.K., including our U.K. facilities. Due to future changes in the U.K. resulting from an eventual exit, including potentially increased trade barriers, increased tariff rates, or custom duties, or in anticipation of such changes, our suppliers, customers, or employees may change their interactions with us, including changes in imports to or exports from the U.K., changes in the requested utilization of our facilities, both within and without the U.K., and changes in our relationships with our workforce in the U.K. To the extent that our facilities operate as part of a cross-border supply and distribution chain, their operations may also be negatively affected by a decrease in the cross-border mobility of goods and services. We cannot anticipate the nature of these changes, as they largely depend on factors outside our control, but the changes may result in adverse changes in our future operations, revenues, and costs, and therefore our future profitability.
If we do not enhance our existing or introduce new technology or service offerings in a timely manner, our offerings may become obsolete or uncompetitive over time, customers may not buy our offerings, and our revenue and profitability may decline.
The healthcare industry is characterized by rapid technological change. Demand for our offerings may change in ways we may not anticipate because of evolving industry standards as well as a result of evolving customer needs that are increasingly sophisticated and varied and the introduction by others of new offerings and technologies that provide alternatives to our offerings. Several of our higher margin offerings are based on proprietary technologies. To the extent that such technologies are protected by patents, their related offerings may become subject to competition as the patents expire. Without the timely introduction of enhanced or new offerings and technologies, our offerings may become obsolete or uncompetitive over time, in which case our revenue and operating results would suffer. For example, if we are unable to respond to changes in the nature or extent of the technological or other needs of our pharmaceutical customers through enhancing our offerings, our competition may develop offerings that are more competitive than ours and we could find it more difficult to renew or expand existing agreements or obtain new agreements. Potential innovations intended to facilitate enhanced or new offerings generally will require a substantial investment before we can determine their commercial viability, and we may not have financial resources sufficient to fund all desired innovations.
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
We and our customers depend on patents, copyrights, trademarks, know-how, trade secrets, and other forms of intellectual property protections, but these protections may not be adequate.
We rely on a combination of know-how, trade secrets, patents, copyrights, trademarks, and other intellectual property laws, nondisclosure and other contractual provisions, and technical measures to protect many of our offerings and intangible assets. These proprietary rights are important to our ongoing operations. There can be no assurance that these protections will provide uniqueness or meaningful competitive differentiation in our offerings or otherwise be commercially valuable or that we will be successful in obtaining additional intellectual property or enforcing our intellectual property rights against unauthorized users. Our exclusive rights under certain of our offerings are protected by patents, some of which will expire in the near term. When patents covering an offering expire, loss of exclusivity may occur, which may force us to compete with third parties, thereby negatively affecting our revenue and profitability. We do not currently expect any material loss of revenue to occur as a result of the expiration of any patent currently protecting our business.
Our proprietary rights may be invalidated, circumvented, or challenged. We may in the future be subject to proceedings seeking to oppose or limit the scope of our patent applications or issued patents. In addition, in the future, we may need to take legal actions to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity or scope of the proprietary rights of others. Legal proceedings are inherently uncertain, and the outcome of such proceedings may be unfavorable to us.
Any legal action regardless of outcome might result in substantial costs and diversion of resources and management attention. Although we use reasonable efforts to protect our proprietary and confidential information, there can be no assurance that our confidentiality and non-disclosure agreements will not be breached, our trade secrets will not otherwise become known by competitors, or that we will have adequate remedies in the event of unauthorized use or disclosure of proprietary information. Even if the validity and enforceability of our intellectual property is upheld, an adjudicator might construe our intellectual property not to cover the alleged infringement. In addition, intellectual property enforcement may be unavailable or practically ineffective in some countries. There can be no assurance that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology or that third parties will not design around our intellectual property claims to produce competitive offerings. The use of our technology or similar technology by others could reduce or eliminate any competitive advantage we have developed, cause us to lose sales, or otherwise harm our business.
We have applied in the United States and certain other countries for registration of a number of trademarks, service marks, and patents, some of which have been registered or issued, and also claim common law rights in various trademarks and service marks. In the past, third parties have occasionally opposed our applications to register intellectual property, and there can be no assurance that they will not do so in the future. It is possible that in some cases we may be unable to obtain the registrations for trademarks, service marks, and patents for which we have applied, and a failure to obtain trademark and patent registrations in the United States or other countries could limit our ability to protect our trademarks and proprietary technologies and impede our marketing efforts in those jurisdictions.
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
While we believe that our offerings do not infringe in any material respect upon proprietary rights of other parties, and that meritorious defenses would exist with respect to any assertion to the contrary, there can be no assurance that we could successfully avoid being found to infringe on the proprietary rights of others. Patent applications in the United States and certain other countries are generally not publicly disclosed until the patent is issued or published, and we and our customers may not be aware of currently filed patent applications that relate to our or their products, offerings, or processes. If patents later issue on these applications, we or they may be found liable for subsequent infringement. There has been substantial litigation in the pharmaceutical and biotechnology industries with respect to the manufacture, use, and sale of products that are the subject of conflicting patent rights.
Any claim that our offerings or processes infringe third-party intellectual property rights (including claims arising through our contractual indemnification of our customers), regardless of the claim’s merit or resolution, could be costly and may divert the efforts and attention of our management and technical personnel. We may not prevail against any such claim given the complex technical issues and inherent uncertainties in intellectual property matters. If any such claim results in an adverse outcome, we could, among other things, be required to:
•pay substantial damages (potentially including treble damages in the United States);
•cease the manufacture, use, or sale of the infringing offerings or processes;
•discontinue the use of the infringing technology;
•expend significant resources to develop non-infringing technology;
•license technology from the third party claiming infringement, which license may not be available on commercially reasonable terms, or may not be available at all; and
•lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property against others.
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
We depend on various active pharmaceutical ingredients, components, compounds, raw materials, and energy supplied primarily by others for our offerings. This includes, but is not limited to, gelatin, starch, iota carrageenan, petroleum-based products and resin. Also, our customers frequently provide to us their active pharmaceutical or biologic ingredient for formulation or incorporation in the finished product. It is possible that any of our or our customers’ supplier relationships could be interrupted due to changing regulatory requirements, import or export restrictions, natural disasters, international supply disruptions caused by pandemics, geopolitical issues, operational or quality issues at the suppliers’ facilities, and other events, or could be terminated in the future.
For example, gelatin is a critical component in most of the products produced in our Softgel Technologies segment. Gelatin is available from only a limited number of sources. In addition, much of the gelatin we use is bovine-derived. Past concerns of contamination from bovine spongiform encephalopathy, or BSE, have narrowed the number of possible sources of particular types of gelatin. If there were a future disruption in the supply of gelatin from any one or more key suppliers, we may not be able to obtain an adequate alternative supply from our other suppliers. If future restrictions were to emerge on the use of bovine-derived gelatin due to concerns of contamination from BSE or otherwise, any such restriction could hinder our ability to timely supply our customers with products and the use of alternative non-bovine-derived gelatin could be subject to lengthy formulation, testing, and regulatory approval.
Any sustained interruption in our receipt of adequate supplies could have an adverse effect on us. In addition, while we have processes intended to reduce volatility in component and material pricing, we may not be able to successfully manage price fluctuations, and future price fluctuations or shortages may have an adverse effect on our results of operations.
Changes in market access or healthcare reimbursement for, or public sentiment towards our customers’ products in the United States or internationally, or other changes in applicable policies regarding the healthcare industry, including possible changes to the Affordable Care Act (the “ACA”) in the United States, could adversely affect our results of operations and financial condition by affecting demand for our offerings.
The healthcare industry has changed significantly over time, and we expect the industry to continue to evolve. Some of these changes, such as ongoing healthcare reform, adverse changes in governmental or private funding of healthcare products and services, legislation or regulations governing patient access to care and privacy, or the delivery, pricing, or reimbursement approval of pharmaceuticals and healthcare services or mandated benefits, may cause healthcare industry participants to change the amount of our offerings that they purchase or the price they are willing to pay for these offerings. In particular, there is significant uncertainty about the likelihood of changes to the ACA and healthcare laws in general in the United States, including future legislation that may affect or put a cap on future pricing of pharmaceutical and biotechnology products. While we are unable to predict the likelihood of changes to the ACA, any substantial revision of this or other healthcare legislation could have a material adverse effect on the demand for our customers’ products, which in turn could have a negative impact on our results of operations, financial condition, or business. Changes in the healthcare industry’s pricing, selling, inventory, distribution, or supply policies or practices, or in public or government sentiment for the industry as a whole, could also significantly reduce our revenue and results of operations. In particular, volatility in individual product demand may result from changes in public or private payer reimbursement or coverage.
As a global enterprise, fluctuations in the exchange rate of the U.S. dollar, our reporting currency, against other currencies could have a material adverse effect on our financial performance and results of operations.
As a company with significant operations outside of the United States, certain revenues, costs, assets, and liabilities, including our euro-denominated 4.75% Senior Notes due 2024 and a portion of our senior secured credit facilities, are denominated in currencies other than the U.S. dollar, which is the currency that we use to report our financial results. As a result, changes in the exchange rates of these or any other applicable currencies to the U.S. dollar will affect our revenues, earnings and cash flows. There has been, and may continue to be, volatility in currency exchange rates affecting the various currencies in which we do business, including as a result of the U.K.’s referendum to exit from the E.U. Such volatility and other changes in exchange rates could result in unrealized and realized exchange losses, despite any effort we may undertake to manage or mitigate our exposure to fluctuations in the values of various currencies.
Tax legislative or regulatory initiatives, new interpretations or developments concerning existing tax laws, or challenges to our tax positions could adversely affect our results of operations and financial condition.
We are a large multinational corporation with operations in the United States and several international jurisdictions, including Canada, South America, Europe, and the Asia-Pacific region. As such, we are subject to the tax laws and regulations of the U.S. federal, state, and local governments and of many jurisdictions outside of the U.S. From time to time, various legislative initiatives may be proposed that could adversely affect our tax positions, and existing legislation, such as the 2017 U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”), may be subject to additional regulatory changes or new interpretations. There can be no assurance that our effective tax rate or tax payments will not be adversely affected by these initiatives. In addition, U.S. federal, state, local, and foreign tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that relevant tax authorities will not challenge our tax positions or that we would succeed in defending against any such challenge.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
We have in the past sustained net operating losses that we may use to reduce future taxable income. Utilization of our net operating loss carryforwards may be subject to a substantial limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and comparable provisions of state, local, and foreign tax laws due to changes in ownership of our company that may occur in the future. Under Section 382 of the Code and comparable provisions of state, local, and foreign tax laws, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, the corporation’s ability to carry forward its pre-change net operating losses to reduce its post-change income may be limited. We may experience ownership changes in the future as a result of future changes in our stock ownership. As a result, our ability to use our pre-change net operating loss carryforwards to reduce U.S. federal and state taxable income we produce in the future years may be subject to limitations, which could result in increased future tax liability to us.
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
In addition to our executive officers, we rely on approximately 150 senior employees to lead and direct our business. Our senior leadership team (“SLT”) is comprised of our and our subsidiaries’ executive officers and other vice presidents and directors who hold critical positions and possess specialized talents and capabilities that give us a competitive advantage in the market. The members of the SLT hold positions such as facility general manager, vice president/general manager of business unit commercial development, vice president of quality and regulatory activities, and vice president-finance.
With respect to our technical talent, we have more than 2,400 scientists and technicians whose areas of expertise and specialization cover subjects such as advanced delivery, drug and biologics formulation and manufacturing. Many of our sites and laboratories are located in competitive labor markets like those in which our Morrisville, North Carolina; Brussels, Belgium; Woodstock, Illinois; Madison, Wisconsin; Emeryville; California, Bloomington, Indiana; Nottingham, U.K.; and Schorndorf, Germany facilities are located. Global and regional competitors and, in some cases, customers and suppliers compete for the same skills and talent as we do.
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
We rely on information systems in our business to obtain, process, analyze and manage data to:
•facilitate the manufacture and distribution of thousands of inventory items in, to and from our facilities;

•receive, process and ship orders on a timely basis;
•manage the accurate billing and collections for more than one thousand customers;
•create, compile, and retain testing and other product-, manufacturing-, or facility-related data necessary for meeting our and our customers’ regulatory obligations.
•manage the accurate accounting and payment for thousands of vendors;
•schedule and operate our global network of development, manufacturing, and packaging facilities;
•document various aspects of our activities, including the agreements we make with suppliers and customers;
•compile financial and other operational data into reports necessary to manage our business and comply with various regulatory or contractual obligations, including obligations under our bank loans and other indebtedness, the federal securities laws, the Code, and other applicable state, local, and ex-U.S. tax laws; and
•communicate among our nearly 12,300 employees spread across thirty-nine facilities over five continents.
We deploy defenses against cyber-attack and work to secure the integrity of our data systems using techniques, hardware, and software typical of companies of our size and scope. Despite our security measures, however, our information technology and infrastructure may be vulnerable to attacks by increasingly sophisticated intruders or others who try to cause harm to or interfere with our normal use of our systems. They are also susceptible to breach due to employee error, malfeasance, or other disruptions. Our results of operations could be adversely affected if these systems are interrupted or damaged or fail for any extended period.
We engage from time to time in acquisitions and other transactions that may complement or expand our business or in divestments of non-strategic businesses or assets. We may not be able to complete such transactions, and such transactions, if executed, pose significant risks, including risks relating to our ability to successfully and efficiently integrate acquisitions or execute on dispositions and realize anticipated benefits therefrom. The failure to execute or realize the full benefits from any such transaction could have a negative effect on our operations.
Our future success may depend in part on opportunities to buy or otherwise acquire rights to other businesses or technologies, enter into joint ventures or otherwise enter into strategic arrangements with business partners that could complement, enhance, or expand our current business or offerings and services or that might otherwise offer us growth opportunities, or divest assets or an ongoing business. We may face competition from other companies in pursuing acquisitions and similar transactions in the pharmaceutical and biotechnology industry. Our ability to complete transactions may also be limited by applicable antitrust and trade laws and regulations in the U.S. and other jurisdictions in which we or the operations or assets we seek to acquire carry on business. To the extent that we are successful in making acquisitions, we expend substantial amounts of cash, incur debt, or assume loss-making divisions as consideration. We or the purchaser of a divested asset or business may not be able to complete a desired transaction for any number of reasons, including a failure to secure financing.
Any acquisition that we are able to identify and complete may involve a number of risks, including, but not limited to, the diversion of management’s attention to integrate the acquired businesses or joint ventures, the possible adverse effects on our operating results during the integration process, the potential loss of customers or employees in connection with the acquisition, delays or reduction in realizing expected synergies, unexpected liabilities and our potential inability to achieve our intended objectives for the transaction. In addition, we may be unable to maintain uniform standards, controls, procedures and policies, which may lead to operational inefficiencies.
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
Gene therapy is a relatively new and still-developing mode of treatment, dependent on cutting-edge technologies, and our customers’ gene therapies may be perceived as unsafe or may result in unforeseen adverse events. Negative public opinion, continuing research, or increased regulatory scrutiny of gene therapy and its financial cost may damage public perception of the safety, utility, or efficacy of gene therapies and harm our customers’ ability to conduct their business or obtain regulatory approvals for their gene therapy products, and thereby have an indirect, adverse effect on our gene therapy offerings.

Gene therapy remains a relatively new means for treating disease and other medical conditions, with only a few gene therapies approved to date in the U.S., the E.U., or elsewhere. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. In addition, ethical, social, legal, and cost-benefit concerns about gene therapy, genetic testing, and genetic research could result in additional regulations or limitations or even outright prohibitions on certain gene therapies or gene-therapy-related products. Various regulatory and legislative bodies have expressed an interest in, or have taken steps towards, further regulation of various biotechnologies, including gene therapies. More restrictive regulations or claims that certain gene therapies are unsafe or pose a hazard could reduce our customers’ use of our services. We can provide no assurance whether legislative changes will be enacted, regulations, policies, or guidance changed, or interpretations of existing strictures by agencies or courts changed, or what the impact of such changes, if any, may be.
We are subject to environmental, health, and safety laws and regulations, which could increase our costs and restrict our operations in the future.
Our operations are subject to a variety of environmental, health, and safety laws and regulations, including those of the EPA and the U.S. Occupational Safety & Health Administration and equivalent local, state, national, and transnational regulatory agencies in each of the jurisdictions in which we operate. These laws and regulations govern, among other things, air emissions, wastewater discharges, the use, handling, and disposal of hazardous substances and wastes, soil and groundwater contamination, and employee health and safety. Any failure by us to comply with environmental, health, and safety requirements could result in the limitation or suspension of production or subject us to monetary fines, civil or criminal sanctions, or other future liabilities in excess of our reserves. We are also subject to laws and regulations governing the destruction and disposal of raw materials and non-compliant products, the handling of regulated material included in our offerings, and the disposal of our products or their components at the end of their useful lives. In addition, compliance with environmental, health, and safety requirements could restrict our ability to expand our facilities or require us to acquire costly environmental or safety control equipment, incur other significant expenses, or modify our manufacturing processes. Our manufacturing facilities may use, in varying degrees, hazardous substances in their processes. These substances include, among others, chlorinated solvents, and in the past chlorinated solvents were used at one or more of our facilities, including a number we no longer own or operate. As at our current facilities, contamination at such formerly owned or operated properties can result and has resulted in liability to us. In the event of the discovery of new or previously unknown contamination either at our facilities or at third-party locations, including facilities we formerly owned or operated, the issuance of additional requirements with respect to existing contamination, or the imposition of other cleanup obligations for which we are responsible, we may be required to take additional, unplanned remedial measures for which we have not recorded reserves. We are conducting monitoring and cleanup of contamination at certain facilities currently or formerly owned or operated by us, and such activities may result in unanticipated costs or management distraction.
We are subject to labor and employment laws and regulations, which could increase our costs and restrict our operations in the future.
We employ nearly 12,300 individuals worldwide, including approximately 6,800 employees in North America, 3,900 in Europe, 900 in South America, and 700 in the Asia-Pacific region. Certain employees at one of our North American facilities are represented by a labor organization, and national works councils or labor organizations are active at all of our European facilities and certain of our other facilities consistent with local labor environments and laws. Our management believes that our employee relations are satisfactory. However, further organizing activities, collective bargaining, or changes in the regulatory framework for employment may increase our employment-related costs or may result in work stoppages or other labor disruptions. Moreover, as employers are subject to various employment-related claims, such as individual and class actions relating to alleged employment discrimination and wage-hour and labor standards issues, such actions, if brought against us and successful in whole or in part, may affect our ability to compete or have a material adverse effect on our business, financial condition, and results of operations.
Certain of our pension plans are underfunded, and additional cash contributions we may make to increase the funding level will reduce the cash available for our business or to discharge our financial obligations.
Certain of our current and former employees in the U.S., the U.K., Germany, France, Japan, Belgium, Switzerland, and Australia are participants in defined benefit pension plans that we sponsor. As of June 30, 2019, the underfunded amount of our pension plans on a worldwide basis was $77.4 million, primarily related to our pension plans in the U.K. and Germany. In addition, we have an estimated obligation of $38.8 million, as of June 30, 2019, related to our withdrawal from a multiemployer pension plan in which we formerly participated. In general, the amount of future contributions to the underfunded plans will depend upon asset returns, applicable actuarial assumptions, prevailing and expected interest rates, and other factors, and, as a result, the amount we may be required to contribute in the future to fund the obligations associated with such plans may vary.

Such cash contributions to the plans will reduce the cash available for our business, including the funds available to pursue strategic growth initiatives or the payment of interest expense on our indebtedness.
 Risks Relating to Our Indebtedness
Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or in our industry or to deploy capital to grow our business, expose us to interest-rate risk to the extent of our variable-rate debt, or prevent us from meeting our obligations under our indebtedness.
We are highly leveraged. As of June 30, 2019, we had $2,959.3 million (U.S. dollar equivalent) of total indebtedness outstanding, consisting of $1,283 million (U.S. dollar equivalent) of secured indebtedness under our senior secured credit facilities; $1,365 million of senior unsecured indebtedness, including $500.0 million aggregate principal amount of Senior Notes due 2027 (the “USD 2027 Notes”), $450.0 million aggregate principal amount of Senior Notes due 2026 (the “USD 2026 Notes” and, together with the USD 2027 Notes, the “USD Notes”), €380.0 million aggregate principal amount of Senior Notes due 2024 (the “Euro Notes” and, together with the USD Notes, the “Senior Notes”); $143.9 million representing the fair value of the remaining deferred purchase consideration related to the acquisition of Catalent Indiana, and $167.3 million of capital lease and other obligations. In addition, we had $543.4 million of unutilized capacity and $6.6 million of outstanding letters of credit under our $550.0 million secured revolving credit facility, which is part of our senior secured credit facilities (the “Revolving Credit Facility”).
Our high degree of leverage could have important consequences for us, including:
•increasing our vulnerability to adverse economic, industry, or competitive developments;
•exposing us to the risk of increased interest rates because certain of our borrowings, including borrowings under our senior secured credit facilities, are at variable rates of interest;
•exposing us to the risk of fluctuations in exchange rates because certain of our borrowings, including the Euro Notes and certain borrowings under our senior secured credit facilities, are denominated in euros;
•making it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in one or more events of default under the agreements governing such indebtedness;
•restricting us from making strategic acquisitions or capital investments or causing us to make non-strategic divestitures;
•limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes; and
•limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.
Our total interest expense, net was $110.9 million, $111.4 million, and $90.1 million for fiscal years 2019, 2018, and 2017, respectively. After taking into consideration our ratio of fixed-to-floating-rate debt, and assuming that our revolving credit facility is undrawn and LIBOR is above any applicable minimum floor, each change of 100 basis points in interest rates would result in a change of approximately $9.5 million in annual interest expense on the indebtedness under our senior secured credit facilities.

Despite our high indebtedness level, we and our subsidiaries will still be able to incur significant additional debt, which could further exacerbate the risks associated with our substantial indebtedness.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and, under certain circumstances, the amount of indebtedness that we may incur while remaining in compliance with these restrictions could be substantial. As of June 30, 2019, we would have had approximately $543.4 million available to us for borrowing, subject to certain conditions, under our Revolving Credit Facility. If new debt is added to our subsidiaries’ existing debt levels, the risks associated with debt we currently face would increase.

Our debt agreements contain restrictions that limit our flexibility in operating our business.
The agreements governing our outstanding indebtedness contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit the ability of Operating Company and those of its subsidiaries to which these covenants apply (which Operating Company’s Amended and Restated Credit Agreement, dated as of May 20, 2014 (as amended, the “Credit Agreement”) calls “restricted subsidiaries”) to, among other things:
•incur additional indebtedness and issue certain preferred stock;
•pay certain dividends on, repurchase, or make distributions in respect of capital stock or make other restricted payments;
•pay distributions from restricted subsidiaries;
•issue or sell capital stock of restricted subsidiaries;
•guarantee certain indebtedness;
•make certain investments;
•sell or exchange certain assets;
•enter into transactions with affiliates;
•create certain liens; and
•consolidate, merge, or transfer all or substantially all of our assets and the assets of our subsidiaries on a consolidated basis.
A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross-default provisions, and, in the case of our Revolving Credit Facility, permit the lenders to cease making loans to us.
Despite the limitations in our debt agreements, we retain the ability to take certain actions that may interfere with our ability timely to pay our substantial indebtedness.
The covenants in the Credit Agreement and the indentures governing our Senior Notes contain various exceptions to the limitations they otherwise impose on our ability and the ability of our restricted subsidiaries to take the various actions described in the prior risk factor. For example, if the notes have investment-grade ratings and we are not in default under these agreements, certain of these covenants will not apply, including the covenants restricting certain dividends and other payments, the covenants concerning the incurrence of indebtedness, and the covenants limiting guarantees of indebtedness by our restricted subsidiaries. In addition, the covenants restricting dividends and other distributions by us, purchases or redemption of certain equity securities, and prepayment, redemption, or repurchase of any subordinated indebtedness are subject to various exceptions.
We may use derivative financial instruments to reduce our exposure to market risks from changes in interest rates on our variable-rate indebtedness or changes in currency exchange rates, and any such instrument may expose us to risks related to counterparty credit worthiness or non-performance of these instruments.
We may enter into interest-rate swap agreements, currency swap agreements, or other hedging transactions in an attempt to limit our exposure to adverse changes in variable interest rates and currency exchange rates. Such instruments may result in economic losses if, for example, prevailing interest rates decline to a point lower than any applicable fixed-rate commitment. Any such swap will expose us to credit-related risks that, if realized, could adversely affect our results of operations or financial condition.
Risks Relating to Our Series A Preferred Stock.
The issuance of shares of our Series A Preferred Stock reduces the relative voting power of holders of our Common Stock, dilutes the ownership of such holders, and may adversely affect the market price of our Common Stock.
On May 16, 2019, we filed with the Delaware Secretary of State a certificate of designation of preferences, rights, and limitations (the “Certificate of Designation”) with respect to 1,000,000 shares of our preferred stock, par value $0.01 per share, designating such shares as our Series A Convertible Preferred Stock (the “Series A Preferred Stock”), and, on May 17, 2019, we completed the sale of 650,000 shares of our Series A Preferred Stock to affiliates (the “Preferred Stock Investors”) of Leonard Green & Partners, L.P. pursuant to an equity commitment and investment agreement, dated as of April 14, 2019, between us and certain of the Preferred Stock Investors (the “Investment Agreement”). As of August 22, 2019, these shares represented approximately 8.3% of our outstanding Common Stock, on an as-converted basis. Holders of Series A Preferred

Stock are entitled to a cumulative dividend at the rate of 5.0% per annum, subject to adjustment and payable quarterly in arrears. See Note 13 to the Consolidated Financial Statements. The dividends are to be paid in cash or in-kind through an increase in the stated value of each share of Series A Preferred Stock. Such holders are also entitled to receive, on an as-converted basis, whatever holders of each share of Common Stock may be entitled to receive as a result of any declaration of a dividend on the Common Stock.
As holders of our Series A Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our Common Stock on all matters submitted to a vote of the holders of our Common Stock, the issuance of the Series A Preferred Stock to the Preferred Stock Investors, and any subsequent increase in the stated value of those shares by a payment-in-kind of the dividends payable thereon, effectively reduces the relative voting power of the holders of our Common Stock.
Under various circumstances defined in the Certificate of Designation, (a) holders of shares of our Series A Preferred Stock may be entitled to convert such shares to shares of our Common Stock, (b) we may require all holders of such shares to convert such shares to shares of our Common Stock, or (c) we may redeem all such shares for, at our election, cash or shares of our Common Stock. Any conversion of shares of the Series A Preferred Stock to shares of our Common Stock or redemption of shares of Series A Preferred Stock for shares of our Common Stock would dilute the ownership interest of existing holders of our Common Stock, and any sale in the public market of shares of our Common Stock issuable upon conversion or redemption of the Series A Preferred Stock could adversely affect prevailing market prices of our Common Stock. We granted the Preferred Stock Investors customary registration rights in respect of their shares of Series A Preferred Stock and any share of our Common Stock issued upon any conversion or redemption of the Series A Preferred Stock. These registration rights would facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of our Common Stock available for public trading. Sales by the Preferred Stock Investors of a substantial number of shares of our Common Stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the trading price of our Common Stock.
The Preferred Stock Investors may exercise significant influence over us, including through their ability to designate, and the ability of the holders of Series A Preferred Stock to elect, a member of our board of directors.
As of August 22, 2019, the outstanding shares of our Series A Preferred Stock represented approximately 8.3% of our outstanding Common Stock, on an as-converted basis. In addition, the terms of the Series A Preferred Stock grant the Preferred Stock Investors consent rights with respect to certain actions by us, including:
•amending our organizational documents in a manner that would have an adverse effect on the Series A Preferred Stock;
•issuing securities that are senior to, or equal in priority with, the Series A Preferred Stock; and
•incurrence of indebtedness to the extent such incurrence would cause our Total Leverage Ratio for any applicable Test Period to exceed 6:00:1:00, determined on a Pro-Forma Basis (as such terms are defined in our Credit Agreement).
As a result, the Preferred Stock Investors have the ability to influence the outcome of certain matters affecting our governance and capitalization. The sponsors of the Preferred Stock Investors are in the business of making or advising on investments in companies, including businesses that may directly or indirectly compete with certain portions of our business, and they may have interests that diverge from, or even conflict with, those of our other shareholders. They may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.
In addition, the terms of that certain stockholders’ agreement we entered into with the Preferred Stock Investors (the “Stockholders’ Agreement”) and of the Certificate of Designation grant the Preferred Stock Investors certain rights to designate a director to serve on our board of directors, which director is elected by a separate class vote of the holders of shares of the Series A Preferred Stock. For so long as the Preferred Stock Investors beneficially own shares of Series A Preferred Stock (or shares of our Common Stock issued upon conversion of Series A Preferred Stock) that have an aggregate value of $250.0 million, the Preferred Stock Investors have the right to designate one director for election to our board of directors. In addition, for so long as the Preferred Stock Investors beneficially own shares of Series A Preferred Stock (or shares of our Common Stock issued upon conversion of Series A Preferred Stock) that have an aggregate value of $500.0 million, the Preferred Stock Investors have the right to designate one observer to our board of directors.
The director designated by the Preferred Stock Investors is entitled to serve on committees of our board of directors, subject to applicable law and stock exchange rules. Notwithstanding the fact that all directors will be subject to fiduciary duties to us and to applicable law, the interests of the director designated by the Preferred Stock Investors may differ from the interests of our security holders as a whole or of our other directors.

Our Series A Preferred Stock has rights, preferences, and privileges that are not held by, and are preferential to, the rights of holders of our Common Stock, which could adversely affect our liquidity and financial condition, and may result in the interests of the Preferred Stock Investors differing from holders of our Common Stock.
As holders of Series A Preferred Stock, the Preferred Stock Investors have the right under the Certificate of Designation to receive a liquidation preference entitling them to be paid out of our assets available for distribution to stockholders before any payment may be made to holders of any other class or series of capital stock, an amount equal to the greater of (a) the stated value of their preferred shares plus all accrued and unpaid dividends or (b) the amount that such holders would have been entitled to receive upon our liquidation, dissolution, and winding up if all outstanding shares of Series A Preferred Stock had been converted into shares of our Common Stock immediately prior to such liquidation, dissolution, or winding up.
In addition, regular dividends on the Series A Preferred Stock accrue and are cumulative at the rate of 5.0% per annum, subject to adjustment and payable quarterly in arrears. The dividend on each share of Series A Preferred Stock is to be paid in cash or in-kind through an increase in the stated value of such share.
We are also required to redeem all shares of Series A Preferred Stock upon certain change of control events at a value per share equal to the greater of (a) the sum of (1) the product of (A) the applicable Mandatory Redemption Multiplier (as defined in the Certificate of Designation), multiplied by (B) the stated value of each such share, plus (2) all accrued but unpaid dividends on such share, and (b) the consideration holders would have received if they had converted their shares of Series A Preferred Stock into shares of Common Stock immediately prior to the change of control event.
These dividend and share redemption obligations could adversely affect our liquidity and reduce the amount of cash available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to the holders of Series A Preferred Stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. The preferential rights could also result in divergent interests between the Preferred Stock Investors and holders of shares of our Common Stock.
Risks Relating to Ownership of Our Common Stock
Our stock price may change significantly, and a holder of shares of our Common Stock may not be able to resell such shares at or above the price such stockholder paid, or at all, and could lose all or part of such investment as a result.
The trading price of our Common Stock has been and continues to be volatile. Since shares of our Common Stock were offered for sale in our initial public offering on July 31, 2014 through June 30, 2019, our Common Stock price as quoted on the NYSE ranged from $18.92 to $54.91. The trading price of our Common Stock may be adversely affected due to a number of factors, such as those listed above in “Risks Relating to Our Business and Our Industry” and the following:
•results of operations that vary from the expectations of securities analysts or investors;
•results of operations that vary from those of our competitors;
•changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts or investors;
•declines in the market prices of stocks generally, or those of pharmaceutical or other healthcare companies;
•strategic actions by us or our competitors;
•announcements by us or our competitors of significant contracts, new products, acquisitions, joint marketing relationships, joint ventures, other strategic relationships, or capital commitments;
•changes in general economic or market conditions or trends in our industry or markets;
•changes in business or regulatory conditions or regulatory actions taken with respect to our business or the business of any of our competitors or customers;
•future sales of our Common Stock or other securities;
•investor perceptions of the investment opportunity associated with our Common Stock relative to other investment alternatives;
•the public response to press releases or other public announcements by us or third parties, including our filings with or information furnished to the SEC;
•announcements relating to or developments in litigation;
•guidance, if any, that we provide to the public, any change in this guidance, or any failure to meet this guidance;

•the availability of an active trading market for our Common Stock;
•changes in the accounting principles we use to record our or our application of these principles to our business; and
•other events or factors, including those resulting from natural disasters, hostilities, acts of terrorism, geopolitical activity, or responses to these events.
Broad market and industry fluctuations may adversely affect the market price of our Common Stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float or trading volume of our Common Stock is low, and the amount of public float on any given day can vary depending on the individual actions of our stockholders.
Following periods of market volatility, stockholders have been known to institute securities class action litigation in order to recover their resulting losses. If we become involved in securities litigation, it could have a substantial cost and divert resources and the attention of senior management from our business regardless of the outcome of such litigation.
Because we have no plan to pay cash dividends on our Common Stock for the foreseeable future, a stockholder may not receive any return on an investment in our Common Stock unless it is sold for a net price greater than that which was paid for it.
We currently intend to retain future earnings, if any, for future operations, expansion, and debt repayment and have no current plan to pay any cash dividend on our Common Stock for the foreseeable future. Our board of directors has also authorized a stock buyback program that we may use from time to time to purchase shares of our Common Stock. Any future decision to pay a dividend in respect of our Common Stock, and the amount and timing of any such dividend, will be at the sole discretion of our board of directors. Our board of directors may take into account, when deciding whether or how to pay a dividend, such factors as they may deem relevant, including general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, possible future alternative deployments of our cash, our future capital requirements, and contractual, legal, tax, and regulatory restrictions and implications on the payment of dividends by us to our holders of shares of our Common Stock or by our subsidiaries to us. In addition, our ability to pay dividends is limited by covenants in the agreements governing our outstanding indebtedness and may be limited by covenants of any future indebtedness we or our subsidiaries incur. As a result, a holder of a share of our Common Stock may not receive any return on such investment unless it is sold for a price greater than that which was paid for it, taking into account any applicable commission or other costs of acquisition or sale.
If securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, our stock price and trading volume could decline.
The trading market for our Common Stock has been affected in part by the research and reports that industry and financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who cover us downgrade our stock or our industry, change their views regarding the stock of any of our competitors or other healthcare sector companies, or publish inaccurate or unfavorable research about our business, the market price of our Common Stock could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.
Future sales, or the perception of future sales, of our Common Stock, by us or our existing stockholders could cause the market price for our Common Stock to decline.
The sale of shares of our Common Stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
As of August 22, 2019, 13,926,458 shares of our Common Stock (including (a) the 13,213,408 shares of Common Stock into which outstanding shares of Series A Preferred Stock can be converted at any time after May 17, 2020 (the “As-Converted Shares”) and (b) 699,503 shares of restricted stock and performance-based restricted stock issued pursuant to the equity incentive plans we have established for our employees and non-employee directors), representing approximately 8.7% of the sum of our total outstanding shares of Common Stock and the As-Converted Shares, are “restricted securities” within the meaning of the SEC’s Rule 144 under the Securities Act (“Rule 144”) and subject to certain restrictions on resale. Restricted securities may be sold in the public market only if they are registered under the Securities Act or are sold pursuant to an exemption from registration such as Rule 144. We are obliged to use our reasonable best efforts to prepare, file, and obtain the effectiveness of a registration statement in respect of the offer and sale of the shares of Series A Preferred Stock and As-Converted Shares by the holders of the Series A Preferred Stock by September 14, 2019.

In addition, as of August 22, 2019, 2,537,207 shares of our Common Stock may become eligible for sale upon exercise of vested options. A total of 15,600,000 shares of our Common Stock were reserved for issuance under our 2018 Omnibus Incentive Plan, subject to adjustment for retired and post-June 30, 2018 awards under the prior 2014 Omnibus Incentive Plan. As of August 22, 2019, 11,159,256 shares of our Common Stock remain available for future issuance under the 2018 Omnibus Incentive Plan. These shares can be sold in the public market upon issuance, subject to restrictions under the securities laws applicable to resales by affiliates.
The market price of shares of our Common Stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of shares of our equity securities that we wish to issue. In the future, we may also issue our securities in connection with investments or acquisitions. The number of shares of our Common Stock issued or issuable in connection with an investment or acquisition could constitute a material portion of then-outstanding shares of our Common Stock, subject to limitations on issuance of new shares without stockholder approval imposed by the NYSE or to restrictions set forth in the agreements governing our indebtedness, the Certificate of Designation, and the Stockholders’ Agreement. Any issuance of additional securities in connection with investments, acquisitions, or otherwise may result in dilution to the holders of shares of our Common Stock.
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
These provisions provide for, among other things:
•until the provision completely sunsets at our annual meeting in respect of fiscal 2021, a classified board of directors with staggered three-year terms;
•the ability of our board of directors to issue one or more series of preferred stock;
•advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings (though our board of directors has implemented shareholder proxy access);
•certain limitations on convening special stockholder meetings;
•the removal of directors serving multi-year terms only for cause; and
•any amendment of certain provisions of our certificate of incorporation only by the affirmative vote of at least 66-2/3% of the shares of Common Stock entitled to vote generally in the election of directors.
Provisions such as those just described, to the extent that they remain in effect, could make it more difficult for a third party to acquire us, even if the third-party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our principal executive offices are located at 14 Schoolhouse Road, Somerset, New Jersey. We have thirty-nine facilities (four geographical locations operate as multiple facilities because they support more than one reporting segment), comprising manufacturing operations, development centers, and sales offices contained in approximately 6.4 million square feet of manufacturing, laboratory and related space. Our manufacturing capabilities include all required regulatory, quality assurance and in-house validation space. The following table sets forth our manufacturing and laboratory facilities as of June 30, 2019:

	Facility Sites	Country	Region	Segment	Total Square Footage	Leased/Owned
1	Eberbach	Germany	Europe	Softgel	370,580	Leased
2	St. Petersburg, FL	USA	North America	Softgel	328,073	Owned
3	Buenos Aires	Argentina	South America	Softgel	265,000	Owned
4	Braeside	Australia	Asia-Pacific	Softgel	163,100	Owned
5	Windsor	Canada	North America	Softgel	125,892	Owned
6	Sorocaba	Brazil	South America	Softgel	124,685	Owned
7	Strathroy	Canada	North America	Softgel	118,009	Owned
8	Kakegawa (1)	Japan	Asia-Pacific	Softgel	104,500	Owned
9	Aprilia	Italy	Europe	Softgel	156,020	Leased/Owned
10	Beinheim	France	Europe	Softgel	78,100	Owned
11	Indaiatuba	Brazil	South America	Softgel	53,800	Owned
12	Bloomington, IN	USA	North America	Biologics and Specialty Drug Delivery	876,561	Owned
13	Woodstock, IL	USA	North America	Biologics and Specialty Drug Delivery	352,260	Owned
14	Brussels	Belgium	Europe	Biologics and Specialty Drug Delivery	265,287	Owned
15	Morrisville, NC (1)	USA	North America	Biologics and Specialty Drug Delivery	186,406	Leased
16	Limoges	France	Europe	Biologics and Specialty Drug Delivery	179,000	Owned
17	Madison, WI	USA	North America	Biologics and Specialty Drug Delivery	157,955	Leased
18	Emeryville, CA	USA	North America	Biologics and Specialty Drug Delivery	10,323	Leased
19	Baltimore, MD	USA	North America	Biologics and Specialty Drug Delivery	96,072	Leased
20	Harmans, MD	USA	North America	Biologics and Specialty Drug Delivery	289,560	Leased
21	Kansas City, MO (1)	USA	North America	Oral Drug Delivery / Biologics and Specialty Drug Delivery	329,394	Owned
22	Somerset, NJ	USA	North America	Oral Drug Delivery / Corporate HQ	265,000	Owned
23	Swindon	United Kingdom	Europe	Oral Drug Delivery	253,314	Owned
24	Winchester, KY	USA	North America	Oral Drug Delivery	180,000	Owned
25	Schorndorf (1)	Germany	Europe	Oral Drug Delivery	166,027	Owned
26	Malvern, PA	USA	North America	Oral Drug Delivery	84,000	Leased
27	San Diego, CA	USA	North America	Oral Drug Delivery	66,244	Leased
28	Dartford	United Kingdom	Europe	Oral Drug Delivery	20,250	Leased
29	Nottingham	United Kingdom	Europe	Oral Drug Delivery	37,428	Owned
30	Paris	France	Europe	Oral Drug Delivery	150	Leased

	Facility Sites	Country	Region	Segment	Total Square Footage	Leased/Owned
31	Philadelphia, PA	USA	North America	Clinical Supply Services	212,833	Leased/Owned
32	Bathgate	United Kingdom	Europe	Clinical Supply Services	191,000	Owned
33	Kansas City, MO (1)	USA	North America	Clinical Supply Services	80,606	Owned
34	Bolton	United Kingdom	Europe	Clinical Supply Services	60,830	Owned
35	Schorndorf (1)	Germany	Europe	Clinical Supply Services	54,693	Owned
36	Shanghai	China	Asia-Pacific	Clinical Supply Services	30,052	Leased
37	Shanghai	China	Asia-Pacific	Clinical Supply Services	27,562	Leased
38	Singapore	Singapore	Asia-Pacific	Clinical Supply Services	26,023	Leased
39	Kakegawa (1)	Japan	Asia-Pacific	Clinical Supply Services	2,800	Owned
	Total				6,389,389
(1) Represents sites where multiple segments operate.

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
From time to time, we receive subpoenas or requests for information relating to the business practices and activities of customers or suppliers from various governmental agencies or private parties, including from state attorneys general, the U.S. Department of Justice, and private parties engaged in patent infringement, antitrust, tort, and other litigation. We generally respond to such subpoenas and requests in a timely and thorough manner, and responses sometimes require considerable time and effort and can result in considerable costs being incurred. We expect to incur costs in future periods in connection with future requests.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The principal market for trading of our Common Stock is the NYSE. Our Common Stock trades under the symbol “CTLT.”
As of August 22, 2019 we had 17 holders of record and 4 holders of record of outstanding shares of our Common Stock and Preferred Stock, respectively. This number does not include beneficial owners whose shares were held in street name.
We did not declare or pay any dividend on our Common Stock in fiscal 2019 or fiscal 2018. We have no current plan to pay any dividend on our Common Stock. Any decision to declare and pay dividends in the future will be made at the sole discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restriction, and other factors that our board of directors may deem relevant. Because we are a holding company and have no direct operations, we will only be able to pay dividends from funds we receive from our subsidiaries. In addition, our ability to pay dividends will be limited by covenants in our existing indebtedness and the Certificate of Designation and may be limited by the agreements governing other indebtedness we or our subsidiaries incur in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt Covenants.”
Recent Sales of Unregistered Equity Securities
On May 17, 2019, we issued to the Preferred Stock Investors 650,000 shares of Series A Preferred Stock for an aggregate purchase price of $650.0 million, or $1,000 per share, pursuant to the Investment Agreement. This issuance and sale were exempt from registration pursuant to Section 4(a)(2) of the Securities Act. The Preferred Stock Investors represented to us that each was an “accredited investor” as defined in Rule 501 under the Securities Act and that the shares of Series A Preferred Stock were acquired for investment purposes and not with a view to or for sale in connection with any distribution thereof, and appropriate legends have been affixed to our book-entry records in respect of all such shares of Series A Preferred Stock. Further information concerning this issuance and sale is available in the Current Report on Form 8-K that we filed on May 22, 2019.
Purchases of Equity Securities
In October 2015, our Board of Directors authorized a share repurchase program to use up to $100.0 million to repurchase outstanding shares of our Common Stock. We may repurchase shares under the program through open market purchases, privately negotiated transactions, or otherwise as permitted by applicable federal securities laws. There was no purchase by us, on our behalf, or on behalf of any affiliate of our registered equity securities during the period covered by this Annual Report.

Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return on our Common Stock since July 31, 2014 (the date our Common Stock commenced trading on the NYSE) through June 30, 2019, based on the market price of our Common Stock and assuming reinvestment of dividends, with the cumulative total shareholder return of companies on the S&P Composite 1500 Index and S&P Composite 1500 Healthcare Index. The graph assumes that $100 was invested in our Common Stock and in each index at the market close on July 31, 2014. The stock price performance of the following graph is not necessarily indicative of future stock performance.

Comparison of Cumulative Total Return
$300
$250
$200
$150
$100
$50
7/31/14
6/30/15
6/30/16
6/30/17
6/30/18
6/30/19
Catalent, Inc.
S&P Composite 1500 Index
S&P Composite 1500 Health Care Index

ITEM 6.  SELECTED FINANCIAL DATA
The following table sets forth our selected historical financial and operating data for, or as of the end of, each of the five years ended June 30, 2019. The selected financial data as of June 30, 2019 and 2018, and for the fiscal years ended June 30, 2019, 2018, and 2017, have been derived from our audited Consolidated Financial Statements. The financial data as of June 30, 2017, 2016, and 2015 and for the fiscal years ended June 30, 2016 and 2015 have been derived from our audited consolidated financial statements not included in this Annual Report. This table should be read in conjunction with the Consolidated Financial Statements and the notes thereto.

	Year Ended June 30,
(Dollars in millions, except per share data)	2019	2018	2017	2016	2015
Statement of Operations Data:
Net revenue	$2,518.0	$2,463.4	$2,075.4	$1,848.1	$1,830.8
Cost of sales	1,712.9	1,710.8	1,420.8	1,260.5	1,215.5
Gross margin	805.1	752.6	654.6	587.6	615.3
Selling, general, and administrative expenses	512.0	464.8	402.6	358.1	337.3
Impairment charges loss on sale of assets	5.1	8.7	9.8	2.7	4.7
Restructuring and other	14.1	10.2	8.0	9.0	13.4
Operating earnings	273.9	268.9	234.2	217.8	259.9
Interest expense, net	110.9	111.4	90.1	88.5	105.0
Other (income)/expense, net	2.7	5.5	8.5	(15.6)	42.4
Earnings from continuing operations before income taxes	160.3	152.0	135.6	144.9	112.5
Income tax expense/(benefit)	22.9	68.4	25.8	33.7	(97.7)
Earnings from continuing operations	137.4	83.6	109.8	111.2	210.2
Earnings from discontinued operations, net of tax	—	—	—	—	0.1
Net earnings	137.4	83.6	109.8	111.2	210.3
Less: Net (loss)/earnings attributable to non-controlling interest, net of tax	—	—	—	(0.3)	(1.9)
Net earnings attributable to Catalent	$137.4	$83.6	$109.8	$111.5	$212.2

Basic earnings per share attributable to Catalent common shareholders:
Earnings from continuing operations	$0.92	$0.64	$0.88	$0.89	$1.77
Net earnings	0.92	0.64	0.88	0.89	1.77
Diluted earnings per share attributable to Catalent common shareholders:
Earnings from continuing operations	$0.90	$0.63	$0.87	$0.89	$1.75
Net earnings	0.90	0.63	0.87	0.89	1.75

	Year Ended June 30,
(Dollars in millions)	2019	2018	2017	2016	2015
Balance Sheet Data (at period end):
Cash and cash equivalents	$345.4	$410.2	$288.3	$131.6	$151.3
Goodwill	2,220.9	1,397.2	1,044.1	996.5	1,061.5
Total assets	6,184.0	4,531.1	3,454.3	3,091.1	3,138.3
Long-term debt, including current portion and other short-term borrowing	2,959.3	2,721.3	2,079.7	1,860.5	1,880.8
Total liabilities	3,895.8	3,444.4	2,730.8	2,455.2	2,498.5
Total shareholders’ equity/(deficit)	$1,681.6	$1,086.7	$723.5	$635.9	$634.0

(Dollars in millions)	2019	2018	2017	2016	2015
Other Financial Data:
Capital expenditures	$218.1	$176.5	$139.8	$139.6	$141.0
Net cash provided by/(used in) continuing operations:
Operating activities	247.7	374.5	299.5	155.3	171.7
Investing activities	(1,510.4)	(919.3)	(309.0)	(137.7)	(271.8)
Financing activities	1,201.4	669.1	161.3	(30.8)	196.5
Net cash provided by/(used in) discontinued operations:		—	—	—	0.1
Effect of foreign currency on cash	$(3.5)	$(2.4)	$4.9	$(6.5)	$(19.6)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6. Selected Financial Data” and our Consolidated Financial Statements and related notes, which appear elsewhere in this Annual Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Annual Report. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in “Item 1A. Risk Factors.”
Overview
We are the leading global provider of advanced delivery technologies and development solutions for drugs, biologics, and consumer health products. Our oral, injectable, and respiratory delivery technologies provide delivery solutions across the full diversity of the pharmaceutical industry, including small molecules, protein and gene therapy biologics, and consumer health products. Through our extensive capabilities and deep expertise in product development, we help our customers take products to market faster, including nearly half of new drug products approved by the FDA in the last decade. Our advanced delivery technology platforms, which include those in our Softgel Technologies, Biologics and Specialty Drug Delivery, and Oral Drug Delivery segments, our proven formulation, manufacturing, and regulatory expertise, and our broad and deep intellectual property enable our customers to develop more products and better treatments for patients and consumers. Across both development and delivery, our commitment to reliably supply our customers’ and their patients’ needs is the foundation for the value we provide; annually, we produce approximately 73 billion doses for nearly 7,000 customer products, or approximately 1 in every 20 doses of such products taken each year by patients and consumers around the world. We believe that, through our investments in growth-enabling capacity and capabilities, our ongoing focus on operational and quality excellence, the sales of existing customer products, the introduction of new customer products, our innovation activities and patents, and our entry into new markets, we will continue to benefit from attractive and differentiated margins and realize the growth potential from these areas.
Our Reportable Segments
We currently operate in four operating segments, which also constitute our four reporting segments: Softgel Technologies, Biologics and Specialty Drug Delivery, Oral Drug Delivery, and Clinical Supply Services.
Each of our segments reports through a separate management team. Our offerings and services are summarized below by reporting segment.
Softgel Technologies
Through our Softgel Technologies segment, we provide formulation, development, and manufacturing services for soft capsules, or “softgels,” which our predecessor first commercialized in the 1930s and which we have continually enhanced. We are the market leader in overall softgel development and manufacturing and hold the leading market position in the prescription arena. Our principal softgel technologies include traditional softgel capsules, in which the shell is made of animal-derived gelatin, and Vegicaps and OptiShell capsules, in which the shell is made from plant-derived materials. Softgel capsules are used in a broad range of customer products, including prescription drugs, over-the-counter medications, dietary supplements, unit-dose cosmetics, and animal health medicinal preparations. Softgel capsules encapsulate liquid, paste, or oil-based active compounds in solution or suspension within an outer shell. In the manufacturing process, the capsules are formed, filled, and sealed simultaneously. We typically perform encapsulation for a product within one of our softgel facilities, with active ingredients provided by customers or sourced directly by us. Softgels have historically been used to solve formulation challenges or technical issues for a specific drug, to help improve the clinical performance of compounds, to provide important market differentiation, particularly for over-the-counter medications, and to provide safe handling of hormonal, potent, and cytotoxic drugs. We also participate in the softgel vitamin, mineral, and supplement business in selected regions around the world. With the 2001 introduction of our plant-derived softgel shell, Vegicaps capsules, consumer health customers have been able to extend the softgel dose form to a broader range of active ingredients and serve patient/consumer populations that were previously inaccessible due to religious, dietary, or cultural preferences. In recent years, we have extended this platform to pharmaceutical products via our OptiShell capsule offering. Our Vegicaps and OptiShell capsules are protected by patents in most major global markets. Physician and patient studies we have conducted have demonstrated a preference for softgels versus traditional tablet and hard capsule dose forms in terms of ease of swallowing, real or perceived speed of delivery, ability to remove or eliminate unpleasant odor or taste, and, for physicians, perceived improved patient adherence with dosing regimens. Representative customers of Softgel Technologies include Pfizer, Novartis, Bayer, GlaxoSmithKline, Teva, Johnson & Johnson, Procter & Gamble, and Allergan.

As of June 30, 2019, we had eleven Softgel Technologies manufacturing facilities in nine countries, including three in North America, three in Europe, three in South America, and two in the Asia-Pacific region, as well as additional sales offices. Our Softgel Technologies segment represents 34% of our aggregate revenue for fiscal 2019 before inter-segment eliminations.
Biologics and Specialty Drug Delivery
Our Biologics and Specialty Drug Delivery segment provides drug substance development and manufacturing, drug product clinical and commercial manufacturing, integrated clinical and commercial supply solutions for protein and gene therapy biologics, and specialty small molecules administered via injection, inhalation, and ophthalmic routes, using both traditional and advanced delivery technologies. The business has extensive expertise in development, scale up, and commercial manufacturing. Representative customers of Biologics and Specialty Drug Delivery include Eli Lilly, Teva, Mylan, Roche, Novartis, Sarepta, and Genentech, along with multiple innovative small and mid-tier pharmaceutical and biologics customers.
Our growing biologics offering includes cell-line development based on our advanced and patented GPEx technology, which is used to develop stable, high-yielding mammalian cell lines for both innovator and biosimilar biologic compounds. GPEx technology can provide rapid cell-line development, high biologics production yields, flexibility, and versatility. Our development and manufacturing facility in Madison, Wisconsin has the capability and capacity to produce cGMP quality biologics drug substance from 250L to 4000L scale using single-use technology to provide maximum efficiency and flexibility. Our fiscal 2018 acquisition of Catalent Indiana added a biologics-focused contract development and manufacturing organization with capabilities across biologics development, clinical, and commercial drug substance manufacturing, formulation, finished-dose drug product manufacturing, and packaging. In fiscal 2019, we continued to expand production capacity in both Madison and Bloomington, Indiana, starting construction on fourth and fifth drug substance suites in Madison and new drug product manufacturing and packaging capacity in Bloomington. Our SMARTag next-generation antibody-drug conjugate technology enables development of antibody-drug conjugates and other protein conjugates with improved efficacy, safety, and manufacturability. In fiscal 2019, we launched our OneBio Suite, which provides customers the potential to seamlessly integrate drug substance, drug product, and clinical supply management for products in development, and for integrated commercial supply across both drug substance and product. We provide the broadest range of technologies and services supporting the development and launch of new biologic entities, biosimilars, and biobetters to bring a product from gene to commercialization, faster.
On May 17, 2019, we acquired Paragon, which is focused on the development and manufacture of cutting-edge biopharmaceuticals, including viral vectors used in gene therapies. For over 25 years, Paragon has partnered with some of the world’s leading biotech and pharma companies to develop and manufacture products based on transformative technologies, including gene therapies based on AAV and other modalities, next-generation vaccines, oncology immunotherapies (oncolytic viruses and CAR-T cell therapies), therapeutic proteins, and other complex biologics. Paragon brings specialized expertise in AAV vectors, the most commonly used delivery system for gene therapy, as well as capabilities in plasmids and lentivirus vectors manufactured using cGMP. By adding Paragon’s specialized expertise in AAV vectors, we believe we are positioned to capitalize on strong industry tailwinds in the market for gene therapies. Paragon also brings to Catalent its differentiated scientific, development, and manufacturing capabilities, which we believe will fundamentally enhance our biologics business and end-to-end integrated biopharmaceutical solutions for customers. In June 2019, Paragon agreed to acquire two additional laboratory and manufacturing facilities located in southern Maryland from Novavax, Inc. The Novavax transaction closed in late July 2019.
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
As of June 30, 2019, we had ten BSDD manufacturing facilities, including eight in North America and two in Europe. Our BSDD segment represents 29% of our aggregate revenue for fiscal 2019 before inter-segment eliminations.
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
We provide comprehensive pre-formulation, development, and cGMP manufacturing at both clinical and commercial scales for traditional and advanced complex oral solid-dose formats, including coated and uncoated tablets, pellet/bead/powder-filled two-piece hard capsules, granulated powders, and other forms of immediate and modified release branded prescription, generic, and consumer products. We have substantial experience developing and scaling up products requiring accelerated development timelines, solubility enhancement, specialized handling (e.g., potent or DEA-regulated materials), complex technology transfers, and specialized manufacturing processes. We also provide micronization and particle engineering services, which may enhance a drug’s manufacturability or clinical performance. We offer comprehensive analytical testing and scientific services and stability testing for small molecules, both to support integrated development programs and on a fee-for-service basis. We provide global regulatory and support services for our customers’ clinical strategies during all stages of development. In recent years, we have expanded our network of development sites focused on earlier phase compounds, to engage with more customer molecules, earlier, with the intent to provide later stage manufacturing and supporting services as those molecules progress towards commercial approval and beyond. Demand for our offerings is driven by the need for scientific expertise and depth and breadth of services offered, as well as by the reliability of our supply, including quality, execution, and performance.
We launched our orally dissolving tablet business in 1986 with the introduction of Zydis tablets, a unique proprietary freeze-dried tablet that typically dissolves in the mouth, without water, in less than three seconds. Most often used for drugs and patient groups that can benefit from rapid oral disintegration, we can adapt the Zydis technology to a wide range of products and indications, including treatments for a variety of central nervous system-related conditions such as migraines, Parkinson’s disease, and schizophrenia, and consumer healthcare products targeting indications such as pain and allergy relief. We continue to develop Zydis tablets in different formats with our customers as we extend the application of the technology to new therapeutic categories, including immunotherapy, vaccines, and biologic molecule delivery.
As of June 30, 2019, we had nine ODD manufacturing facilities, including four in North America and five in Europe. Our ODD segment represents 24% of our aggregate revenue for fiscal 2019 before inter-segment eliminations.
Clinical Supply Services
Our Clinical Supply Services segment provides manufacturing, packaging, storage, distribution, project management, and inventory management for drugs and biologics in clinical trials. We offer customers flexible solutions for clinical supplies production and provide distribution and inventory management support for both simple and complex clinical trials. This includes over-encapsulation where needed; supplying placebos, comparator drug procurement, and clinical packages and kits for physicians and patients; inventory management; investigator kit ordering and fulfillment; and return supply reconciliation and reporting. We support trials in all regions of the world through our facilities and distribution network. In fiscal 2018, we completed the second phase of our expansion program in our Kansas City, Missouri facility. Further, in fiscal 2016 and again in fiscal 2018, we expanded our Singapore facility by building additional flexible cGMP space, and we introduced clinical supply services at our existing 100,000 square foot facility in Japan, expanding our Asia-Pacific capabilities. Additionally, in fiscal 2013, we established our first clinical supply services facility in China as a joint venture, assumed full ownership in fiscal 2015, and opened a second facility in China in fiscal 2019. We are the leading provider of integrated development solutions and one of the leading providers of clinical trial supplies. Representative customers of Clinical Supply Services include Merck KGaA, IQVIA, Eli Lilly, AbbVie, and Incyte Corporation.
As of June 30, 2019, we had nine Clinical Supply Service facilities, including two in North America, three in Europe, and four in the Asia-Pacific region. Our Clinical Supply Services segment represents 13% of our aggregate revenue for fiscal 2019 before inter-segment eliminations.

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
Revenue
We sell products and services directly to our pharmaceutical, biotechnology, and consumer health customers. The majority of our business is conducted through manufacturing and commercial product supply, development services, and clinical supply services. On July 1, 2018, we adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), codified as Accounting Standards Codification (“ASC”) 606, using the modified retrospective method of adoption. Prior period amounts have not been restated and continue to be reported in accordance with our historical accounting policies. For discussion on the impact of adopting ASC 606 on our accounting, refer to Note 1 to our Consolidated Financial Statements.
Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require judgment. For our manufacturing and commercial product supply revenue, the contract generally includes the terms of the manufacturing services and related product quality assurance procedures to comply with regulatory requirements. Due to the regulated nature of our business, these contract terms are highly interdependent and, therefore, are considered to be a single combined performance obligation. For our development services and clinical supply services revenue, our performance obligations vary per contract and are accounted for as separate performance obligations. If a contract contains a single performance obligation, we allocate the entire transaction price to the single performance obligation. If a contract contains multiple performance obligations, we allocate consideration to each performance obligation using the “relative standalone selling price” as defined under ASC 606. Generally, we utilize observable standalone selling prices in our allocations of consideration. If observable standalone selling prices are not available, we estimate the applicable standalone selling price using an adjusted market assessment approach, representing the amount that we believe the market is willing to pay for the applicable service. Revenue is recognized over time using an appropriate method of measuring progress towards fulfilling our performance obligation for the respective arrangement. Determining the measure of progress that consistently depicts our satisfaction of performance obligations within each of our revenue streams across similar arrangements requires judgment.
Licensing revenue
We occasionally enter into arrangements with customers that include licensing of functional intellectual property, including drug formulae, or other intangible property (“out-licensing”). We do not have any material license arrangement that contains more than one performance obligation. Our out-licensing generally entitles us to nonrefundable, up-front fees or royalties. Nonrefundable, up-front license fees are recognized as revenue when the licensed property is made available for the customer’s use and benefit, provided there is no unsatisfied performance obligation included in the arrangement. Royalty payments from such arrangements are recognized when subsequent sale or usage of an item subject to the royalty occurs and the performance obligation to which royalty relates is satisfied.
Long-lived and Other Definite-Lived Intangible Assets
We allocate the cost of an acquired company to the tangible and identifiable intangible assets and liabilities acquired, with the remaining amount being recorded as goodwill. Intangible assets primarily include customer relationships and trademarks. Valuing the identifiable intangible assets requires judgment. We applied a discounted cash flow model in measuring the customer relationships in relation to the Paragon acquisition, which included certain assumptions such as revenue growth, forecasted revenue and related margin, and customer contract attrition and renewal rates. Intangibles assets are generally amortized on a straight-line basis, reflecting the pattern in which the economic benefits are consumed, and are amortized over their estimated useful lives.

We assess the impairment of identifiable intangibles if events or changes in circumstances indicate that the carrying values of the assets may not be recoverable. Factors that we consider important that could trigger an impairment review include the following:
•significant under-performance relative to historical or projected future operating results;
•significant changes in the manner of use of the acquired assets or the strategy of the overall business;
•significant negative industry or economic trends; and
•recognition of goodwill impairment charges.
If we determine that the carrying value of intangibles and/or long-lived assets may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure recoverability of assets by comparing the respective carrying values of the assets to the current and expected future cash flows, on an un-discounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, we measure any impairment based on the amount in which the net carrying amounts of the assets exceed the fair values of the assets. See Notes 5 and 18 to the Consolidated Financial Statements.
Goodwill and Indefinite-Lived Intangible Assets
We account for purchased goodwill and intangible assets with indefinite lives in accordance with ASC 350, Intangible and Other Assets. Under ASC 350, goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually. We perform an impairment evaluation of goodwill annually during the fourth quarter of our fiscal year or when circumstances otherwise indicate an evaluation should be performed. The evaluation may begin with a qualitative assessment for each reporting unit to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than its carrying value. If the qualitative assessment does not generate a positive response, or if no qualitative assessment is performed, a quantitative assessment, based upon discounted cash flows, is performed and requires management to estimate future cash flows, growth rates, and economic and market conditions. In fiscal 2017 and 2018, we proceeded immediately to the quantitative assessment, but in fiscal 2019 we began with the qualitative assessment, which was sufficient to find no impairment. The 2018 and 2017 evaluations also resulted in no impairment charge.
See Note 4 to the Consolidated Financial Statements.
Series A Preferred Stock Dividend Adjustment Feature
The terms of the Series A Preferred Stock include a dividend adjustment feature to provide the holder with certain protections against a decline in the trading price of our Common Stock. Because this adjustment feature depends in part on the value of external metrics at future dates, over which we have no control, this feature is accounted for separately from the Series A Preferred Stock. The derivative instrument is measured at fair value, as of the valuation date, using a combination of (i) a Monte Carlo simulation and (ii) a binomial lattice model, which incorporates the terms and conditions of the Series A Preferred Stock and is based on changes in the market prices of shares of our Common Stock over successive periods. Key assumptions used in both models include the current market price of one share of the Common Stock and its historical and expected volatility, risk-neutral interest rates, and the remaining term of the adjustment feature. These assumptions require significant management judgment and are considered Level 3 inputs. We recognize the derivative as either an asset or liability in the consolidated balance sheets at its fair value and revalue it as of the end of each quarterly reporting period; changes in the fair value are recognized in the consolidated statements of operations.
Income Taxes
In accordance with ASC 740 Income Taxes, we account for income taxes using the asset and liability method. The asset and liability method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of our assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in the respective jurisdictions in which we operate. Deferred taxes are not provided on the undistributed earnings of subsidiaries outside of the United States when it is expected that these earnings will be permanently reinvested. In fiscal 2018, we recorded a provision for U.S. income taxes and foreign withholding taxes in relation to expected repatriations as a result of the 2017 Tax Act, but we have not made any provision for U.S. income taxes on the remaining undistributed earnings of foreign subsidiaries as those earnings are considered permanently reinvested in the operations of those foreign subsidiaries in fiscal 2019.
The 2017 Tax Act imposed taxes with respect to so-called “global intangible low-taxed income” (“GILTI”) earned by certain foreign subsidiaries of a U.S. company. In accordance with ASC 740, we made an accounting policy election to treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred.

We had valuation allowances of $76.3 million and $86.2 million as of June 30, 2019 and 2018, respectively, against our deferred tax assets. We considered all available evidence, both positive and negative, in assessing the need for a valuation allowance for deferred tax assets. We evaluated four possible sources of taxable income when assessing the realization of deferred tax assets:
•carrybacks of existing net operating losses (if permitted by tax law);
•future reversals of existing taxable temporary differences;
•tax planning strategies; and
•future taxable income exclusive of reversing temporary differences and carryforwards.
We considered the need to maintain a valuation allowance on deferred tax assets based on management’s assessment of whether it is more likely than not that we would realize those deferred tax assets based on future reversals of existing taxable temporary differences and the ability to generate sufficient taxable income within the carryforward period available under the applicable tax law. During the year ended June 30, 2019 we released $12.1 million of the valuation allowance related to certain U.S. combined states. Of the $12.1 million released, $0.5 million relates to state net operating loss (“NOLs”) carryforwards, which expire over a number of years beginning in 2028, and $11.6 million relates to other state deferred tax temporary differences that will reduce income for state tax purposes in the future.
While the valuation allowance related to certain U.S. combined states was partially released in the year ended June 30, 2019, a state valuation allowance of $35.1 million is maintained on state NOLs and deductible temporary differences for the separate and remaining combined states. The remaining state valuation allowance is due to our history of tax losses and anticipated loss utilization rates in separate filing status states as well as the difference in the rules related to allocated and apportioned income for separate filing status states versus combined filing status states.
Unrecognized tax benefits are generated when there are differences between tax positions taken in a tax return and amounts recognized in the Consolidated Financial Statements. Tax benefits are recognized in the Consolidated Financial Statements when it is more likely than not that a tax position will be sustained upon examination. To the extent we prevail in matters for which liabilities have been established or are required to pay amounts in excess of our liabilities, our effective income tax rate in a given period could be materially affected. An unfavorable income tax settlement may require the use of cash and result in an increase in our effective income tax rate in the year it is resolved. A favorable income tax settlement would be recognized as a reduction in the effective income tax rate in the year of resolution. At June 30, 2019 and 2018, we recorded unrecognized tax benefits and related interest and penalties of $5.2 million and $4.1 million, respectively. We recognized no material adjustment in the liability for unrecognized income tax benefits during fiscal 2019.
Our accounting for income taxes involves the application of complex tax regulations in the U.S. and in each of the non-US jurisdictions in which we operate. The determination of income subject to taxation in each tax paying jurisdiction requires us to review reported book income and the events occurring during the year in each jurisdiction in which we operate. In addition, the application of deferred tax assets and liabilities will have an effect on the tax expense in each jurisdiction. For those entities engaging in transactions with affiliates, we apply transfer pricing guidelines relevant in many jurisdictions in which we operate and make certain informed and reasonable assumptions and estimates about the relative value of contributions by affiliates when assessing the allocation of income and deductions between consolidated entities in different jurisdictions. Additionally, for taxes incurred outside the U.S., we are entitled, under the Internal Revenue Code as amended by the 2017 Tax Act and regulations promulgated thereunder, to claim U.S. foreign tax credits to offset certain tax liabilities arising in the U.S. Certain of the assumptions and allocations used in the determination of the key inputs underlying the foreign tax credits, particularly as they relate to the calculation of U.S. income taxes owed on GILTI, are based on recently issued regulatory guidance that does not necessarily address all elements needed to prepare the calculations and is therefore subject to considerable judgment.
Factors Affecting our Performance
Fluctuations in Operating Results
Our annual financial reporting periods end on June 30. Our revenue and net earnings are generally higher in the third and fourth quarters of each fiscal year, with our first fiscal quarter typically generating our lowest revenue of any quarter, and our last fiscal quarter typically generating our highest revenue. These fluctuations are primarily the result of the timing of our, and our customers’, annual operational maintenance periods at locations in continental Europe and the U.K., the seasonality associated with pharmaceutical and biotechnology budgetary spending decisions, clinical trial and research and development schedules, the timing of new product launches and length of time needed to obtain full market penetration, and, to a lesser extent, the time of the year some of our customers’ products are in higher demand.

Acquisition and Related Integration Efforts
Our growth and profitability are affected by the acquisitions we complete and the speed at which we integrate those acquisitions into our existing operating platforms. In fiscal 2018, we acquired Catalent Indiana in order to enhance our biologics capabilities, and it has been integrated into our Biologics and Specialty Drug Delivery segment. In fiscal 2019, we completed the acquisitions of Juniper, based in the U.K., in August 2018 and Paragon, based in the U.S., in May 2019, which have been integrated into our Oral Drug Delivery and Biologics and Specialty Drug Delivery segments, respectively.
Foreign Exchange Rates
Our operating network is global, and, as a result, we have substantial revenues and operating expenses that are denominated in currencies other than the U.S. dollar, the currency in which we report our financial results, and are therefore influenced by changes in currency exchange rates. In fiscal 2019, approximately 48% of our revenue was generated from our operations outside the United States. Significant foreign currencies for our operations include the British pound, the euro, the Brazilian real, the Argentine peso, the Japanese yen, the Canadian dollar, and the Australian dollar.
Trends Affecting Our Business
Industry
We participate in nearly every sector of the global pharmaceutical and biotechnology industry, which has been estimated to generate $1 trillion in annual revenue, including, but not limited to, the prescription drug and biologic sectors as well as consumer health, which includes the over-the-counter and vitamins and nutritional supplement sectors. Innovative pharmaceuticals continue to play a critical role in the global market, while the share of revenue due to generic drugs and biosimilars is increasing in both developed and developing markets. Sustained developed market demand and rapid growth in emerging economies is driving the consumer health product growth rate to more than double that for pharmaceuticals. Payors, both public and private, have sought to limit the economic impact of pharmaceutical and biologics product demand through greater use of generic and biosimilar drugs, access and spending controls, and health technology assessment techniques, favoring products that deliver truly differentiated outcomes.
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
Non-GAAP Performance Metrics
As described in this section, management uses various financial metrics, including certain metrics that are not based on concepts defined in U.S. GAAP, to measure and assess the performance of our business and to make critical business decisions. We therefore, believe that presentation of certain of these non-GAAP metrics in this Annual Report will aid investors in understanding our business performance.
Use of EBITDA from operations
Management measures operating performance based on consolidated earnings from operations before interest expense, expense/(benefit) for income taxes and depreciation and amortization, adjusted for the income or loss attributable to non-controlling interests (“EBITDA from operations”). EBITDA from operations is not defined under U.S. GAAP, is not a measure of operating income, operating performance, or liquidity presented in accordance with U.S. GAAP, and is subject to important limitations.
We believe that the presentation of EBITDA from operations enhances an investor’s understanding of our financial performance. We believe this measure is a useful financial metric to assess our operating performance across periods and use this measure for business planning purposes. In addition, given the significant investments that we have made in the past in property, plant and equipment, depreciation and amortization expenses represent a meaningful portion of our cost structure. We believe that disclosing EBITDA from operations will provide investors with a useful tool for assessing the comparability between periods of our ability to generate cash from operations sufficient to pay taxes, to service debt, and to undertake capital expenditures without consideration of non-cash depreciation and amortization expense. We present EBITDA from operations in order to provide supplemental information that we consider relevant for the readers of the Consolidated Financial Statements, and such information is not meant to replace or supersede U.S. GAAP measures. Our definition of EBITDA from operations may not be the same as similarly titled measures used by other companies. The most directly comparable measure to EBITDA from operations defined under U.S. GAAP is earnings/(loss) from operations. Included in this Management's Discussion and Analysis is a reconciliation of earnings/(loss) from operations to EBITDA from operations.
In addition, we evaluate the performance of our segments based on segment earnings before non-controlling interest, other (income)/expense, impairments, restructuring costs, interest expense, income tax expense/(benefit), and depreciation and amortization (“Segment EBITDA”).
Use of Constant Currency
As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a constant currency basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a constant currency basis as one measure to evaluate our performance. In this Annual Report, we calculate constant currency by calculating current-year results using prior-year foreign currency exchange rates. We generally refer to such amounts calculated on a constant currency basis as excluding the impact of foreign exchange. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. GAAP. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.

Summary Two-Year Key Financial Performance Metrics
The below tables summarize our results in fiscal 2019 and 2018 on several financial metrics we use to measure performance. Refer to the discussions below regarding performance and the use of key financial metrics and “—Non-GAAP Performance Metrics” concerning the measurement of revenue at “constant currency.”
Fiscal Year Ended June 30, 2019 compared to the Fiscal Year Ended June 30, 2018
Results for the fiscal year ended June 30, 2019 compared to the fiscal year ended June 30, 2018 were as follows:

(Dollars in millions)	Fiscal Year Ended June 30,		FX Impact	Constant Currency Increase/(Decrease)
	2019	2018		Change $	Change %
Net revenue	$2,518.0	$2,463.4	$(57.0)	$111.6	5%
Cost of sales	1,712.9	1,710.8	(41.1)	43.2	3%
Gross margin	805.1	752.6	(15.9)	68.4	9%
Selling, general and administrative expenses	512.0	464.8	(5.1)	52.3	11%
Impairment charges and (gain)/loss on sale of assets	5.1	8.7	(0.1)	(3.5)	(40)%
Restructuring and other	14.1	10.2	(0.4)	4.3	42%
Operating earnings	273.9	268.9	(10.3)	15.3	6%
Interest expense, net	110.9	111.4	(0.7)	0.2	*
Other (income)/expense, net	2.7	5.5	(2.9)	0.1	2%
Earnings from operations, before income taxes	160.3	152.0	(6.7)	15.0	10%
Income tax expense/(benefit)	22.9	68.4	(1.4)	(44.1)	(64)%
Net earnings	$137.4	$83.6	$(5.4)	$59.2	71%
 *Percentage not meaningful
Net Revenue
Net revenue increased by $111.6 million, or 5%, in fiscal 2019 compared to fiscal 2018, excluding the impact of foreign exchange, primarily due to acquisitions. We acquired Paragon in May 2019, Juniper in August 2018, and Catalent Indiana in October 2017, which increased revenue by 7%, but the increase was partially offset by a reduction in revenue from comparator sourcing arrangements within our Clinical Supply Services segment of 4%. As a result of the adoption of ASC 606, we recorded comparator sourcing arrangements on a net basis versus a gross basis, resulting in a decrease in net revenue with no corresponding decrease to EBITDA. Excluding the impact of acquisitions, divestitures, and the change in accounting for comparator sourcing arrangements, revenue increased 2% primarily driven by increased net revenue within our Biologics and Specialty Drug Delivery segment.

Gross Margin
Gross margin increased by $68.4 million, or 9%, in fiscal 2019 compared to fiscal 2018, excluding the impact of foreign exchange, primarily due to increased sales volumes as a result of acquisitions discussed above. On a constant currency basis, gross margin, as a percentage of revenue, was 31.9% in the twelve months ended June 30, 2019, an increase from the prior year of 133 basis points, primarily as a result of the adoption of ASC 606, pursuant to which we record comparator sourcing arrangements on a net basis versus the former gross basis, which increased gross margin percentage by 127 basis points.
Selling, General, and Administrative Expense
Selling, general, and administrative expense increased by $52.3 million, or 11%, in fiscal 2019 compared to fiscal 2018, excluding the impact of foreign exchange, primarily driven by acquisition-related expenses during the year, including transaction fees of $19.7 million related to the acquisitions of Paragon, Juniper, and the two advanced biologics clinical development and manufacturing sites in southern Maryland from Novavax, Inc. and the expected acquisition of the oral solids, biologics, and sterile product manufacturing and packaging facility in Anagni, Italy. Additionally, there were incremental selling, general, and additional administrative expenses from the acquired companies of $28.4 million, primarily driven by $19.9 million of incremental depreciation and amortization expense and $3.0 million of employee-related costs. Selling, general, and administrative expenses further increased approximately $4.4 million for non-cash equity-based compensation driven by the achievement of certain performance-based metrics during the fiscal year.
Impairment Charges and Loss on Sale of Assets
Impairment charges for the twelve months ended June 30, 2019 and June 30, 2018 were $5.1 million and $8.7 million, respectively. Impairment charges in the current year were driven by a software related intangible asset in our Clinical Supply Services segment that was not implemented and whose value therefore was not fully recoverable. The prior year included losses on the sales of two Asia-Pacific manufacturing sites in the Softgel Technologies segment. The site divestitures were not material, either individually or in the aggregate, to the segment or our business as a whole.
Restructuring and Other
Restructuring and other charges of $14.1 million in fiscal 2019 increased by $4.3 million, excluding the impact of foreign exchange, compared to the amounts in fiscal 2018 and were driven by increases in employee-related actions. Restructuring expenses varies period-to-period based on site consolidation efforts and other efforts to further streamline the business.
Interest Expense, net
Interest expense, net, of $110.9 million in fiscal 2019 was in line with interest expense incurred during fiscal 2018. The interest expense during fiscal 2019 was primarily driven by outstanding debt associated with the financing of the Catalent Indiana acquisition in October 2017, the financing of the Paragon acquisition in May 2019, and the offering of the USD 2027 Notes in June 2019. The principal balance of our debt obligation increased during the fiscal year; however, our interest expense remained in line with the prior fiscal year since we were able to reduce the higher interest rates applicable to certain of our debt and pay down some of our debt with the net proceeds of a July 2018 public offering of our Common Stock (the “2018 Equity Offering”).
For additional information concerning our debt and financing arrangements, including the changing mix of debt and equity in our capital structure, see “—Liquidity and Capital Resources—Debt and Financing Arrangements” and Note 7 to the Consolidated Financial Statements included elsewhere in this Annual Report.
A component of the purchase price for the Catalent Indiana acquisition consisted of $200.0 million in deferred purchase consideration payable in four annual $50.0 million installments, the first of which was paid in October 2018. The present value of the unpaid portion of the deferred consideration is accounted for as debt, with the difference between the nominal value of such portion and such present value considered imputed interest expense.

Other Expense, net
Other expense, net of $2.7 million for fiscal 2019 was primarily driven by financing charges of $15.8 million related to the offering of the USD 2027 Notes and was partially offset by a gain of $12.9 million related to the change in the fair value of the derivative liability arising from the dividend adjustment mechanism of the Series A Preferred Stock and $0.5 million of unrealized foreign currency gains in the year. See Notes 9 and 13 to the Consolidated Financial Statement for more details on the Series A Preferred Stock dividend adjustment.
Other expense, net for fiscal 2018 of $5.5 million was primarily driven by financing charges of $11.8 million related to the offering of the USD 2026 Notes and an amendment to the Credit Agreement, which included a $6.1 million charge for commitment fees paid during the first quarter of fiscal 2018, partially offset by $4.6 million of foreign currency gains in the fiscal year.
Provision/(Benefit) for Income Taxes
Our provision for income taxes for the twelve months ended June 30, 2019 was $22.9 million relative to earnings from operations before income taxes of $160.3 million. Our provision for income taxes for the twelve months ended June 30, 2018 was $68.4 million relative to earnings from operations before income taxes of $152.0 million. The income tax provision for the current period is not comparable to the same period of the prior year primarily due to the impact of the 2017 Tax Act, changes in pretax income over many jurisdictions, and the impact of discrete items, including equity compensation. Generally, fluctuations in our effective tax rate are due to changes in the geographic distribution of our pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, other special items, and other discrete tax items, including the reversal portion of the state valuation allowance, which may have unique tax implications depending on the nature of the item.

Segment Review
The below charts depict the percentage of revenue from each of our four reporting segments for the previous two years. Refer below for discussions regarding the segments’ revenue and EBITDA performance and to “Non-GAAP Performance Metrics”.
Our results on a segment basis for the twelve months ended June 30, 2019 compared to the twelve months ended June 30, 2018 were as follows:

(Dollars in millions)	Fiscal Year Ended June 30,		FX Impact	Constant Currency Increase/(Decrease)
	2019	2018		Change $	Change %
Softgel Technologies
Net revenue	$872.1	$917.3	$(34.9)	$(10.3)	(1)%
Segment EBITDA	191.2	196.4	(7.3)	2.1	1%
Biologics and Specialty Drug Delivery
Net revenue	742.1	601.9	(6.5)	146.7	24%
Segment EBITDA	180.4	146.8	(1.4)	35.0	24%
Oral Drug Delivery
Net revenue	619.9	573.9	(10.7)	56.7	10%
Segment EBITDA	186.7	172.9	(3.7)	17.5	10%
Clinical Supply Services
Net revenue	321.4	430.4	(6.3)	(102.7)	(24)%
Segment EBITDA	84.4	76.2	(2.7)	10.9	14%
Inter-segment revenue elimination	(37.5)	(60.1)	1.4	21.2	35%
Unallocated Costs(1)	(142.9)	(138.8)	4.3	(8.4)	(6)%
Combined totals
Net revenue	$2,518.0	$2,463.4	$(57.0)	$111.6	5%
EBITDA from operations	$499.8	$453.5	$(10.8)	$57.1	13%
(1) Unallocated costs include restructuring and special items, equity-based compensation, impairment charges, certain   other corporate-directed costs, and other costs that are not allocated to the segments as follows:

	Fiscal Year Ended June 30,
(Dollars in millions)	2019	2018
Impairment charges and gain/(loss) on sale of assets	$(5.1)	$(8.7)
Equity compensation	(33.3)	(27.2)
Restructuring and other special items (a)	(57.7)	(54.4)
Other (expense), net (b)	(2.7)	(5.5)
Non-allocated corporate costs, net	(44.1)	(43.0)
Total unallocated costs	$(142.9)	$(138.8)

(a) Restructuring and other special items include fiscal 2019 transaction and integration costs associated with the acquisition of Paragon.
(b) Other (expense), net of $2.7 million for the twelve months ended June 30, 2019 was primarily driven by financing charges of $15.8 million related to the offering of the USD 2027 Notes, partially offset by (i) a gain of $12.9 million related to the fair value of the derivative liability arising from the dividend adjustment mechanism of the Series A Preferred Stock and (ii) $0.5 million of unrealized foreign currency gains in the year. See Notes 9 and 13 to the Consolidated Financial Statement for more details on the Series A Preferred Stock dividend adjustment.
Provided below is a reconciliation of earnings from operations to EBITDA from operations:

	Fiscal Year Ended June 30,
(Dollars in millions)	2019	2018
Earnings from operations	$137.4	$83.6
Depreciation and amortization	228.6	190.1
Interest expense, net	110.9	111.4
Income tax expense	22.9	68.4
EBITDA from operations	$499.8	$453.5
Softgel Technologies segment

	2019 vs. 2018
Factors Contributing to Year-Over-Year Change	Fiscal Year Ended June 30,
	Net Revenue	Segment EBITDA
Revenue / Segment EBITDA without acquisitions/dispositions	—%	1%
Impact of divestitures	(1)%	—%
Constant currency change	(1)%	1%
Foreign exchange fluctuation	(4)%	(4)%
Total % change	(5)%	(3)%
Softgel Technologies’ net revenue decreased $10.3 million, or 1%, excluding the impact of foreign exchange, as compared to the twelve months ended June 30, 2018. Net revenue remained consistent to the twelve months ended June 30, 2018, excluding the impact of divestitures. Volume increases across our consumer health portfolio within Europe were offset by strong price competition across the generic portion of our prescription product business in North America. Revenue in our consumer health business also decreased by 1%, across North America and Latin America, resulting from a shortage in our ibuprofen active pharmaceutical ingredient supply during the first 9 months of 2019, which was partially resolved in the fourth fiscal quarter.
Softgel Technologies’ Segment EBITDA increased by $2.1 million, or 1%, compared to the twelve months ended June 30, 2018, excluding the impact of foreign exchange. Excluding the reduction of licensing revenue profit of 2%, segment EBITDA without divestitures increased 3%. The increase was primarily related to increased volume in the consumer health portfolio across Europe, offset by a shortage in our supply of ibuprofen active pharmaceutical ingredient during the first 9 months of 2019, which was partially resolved in the fourth fiscal quarter, which reduced Segment EBITDA by 3%.
In December 2017, we divested two manufacturing sites in Asia-Pacific in the Softgel Technologies segment in order to better streamline our global operations. The site divestitures resulted in a decrease to net revenue of 1% with no impact to segment EBITDA in the twelve months ended June 30, 2019 compared to the twelve months ended June 30, 2018.

Biologics and Specialty Drug Delivery segment

	2019 vs. 2018
	Fiscal Year Ended June 30,
	Net Revenue	Segment EBITDA
Revenue / Segment EBITDA without acquisitions	7%	—%
Impact of acquisitions	17%	24%
Constant currency change	24%	24%
Foreign exchange fluctuation	(1)%	(1)%
Total % change	23%	23%
Net revenue in our Biologics and Specialty Drug Delivery segment increased by $146.7 million, or 24%, compared to the twelve months ended June 30, 2018, excluding the impact of foreign exchange. Net revenue without acquisitions increased by 7%, driven primarily by increased end-market demand for our drug product offerings offset slightly by decreased volume demand related to our U.S. drug substance product offering due to the fiscal 2019 completion of a limited duration customer contract for non-cell line clinical manufacturing services.
Biologics and Specialty Drug Delivery segment EBITDA increased by $35.0 million, or 24%, excluding the impact of foreign exchange. Segment EBITDA without acquisitions was in line with prior year, primarily due to strong U.S drug product and drug-substance end-market demand offset by the fiscal 2019 completion of a limited duration customer contract for non-cell line clinical manufacturing services in our U.S. drug substance platform as well as unfavorable product mix in our European specialty drug product platform.
On October 23, 2017, we acquired Catalent Indiana, which increased net revenue and Segment EBITDA on an inorganic basis in our Biologics and Specialty Drug Delivery segment by 12% and 17%, respectively, in the twelve months ended June 30, 2019 compared to the corresponding prior-year period.
On May 17, 2019, we acquired Paragon, which increased net revenue and Segment EBITDA on an inorganic basis in our Biologics and Specialty Drug Delivery segment by 5% and 7%, respectively, in the twelve months ended June 30, 2019 compared to the corresponding prior-year period.
Oral Drug Delivery segment

	2019 vs. 2018
	Fiscal Year Ended June 30,
	Net Revenue	Segment EBITDA
Revenue / Segment EBITDA without acquisitions	(1)%	(5)%
Impact of acquisitions	11%	15%
Constant currency change	10%	10%
Foreign exchange fluctuation	(2)%	(2)%
Total % Change	8%	8%
Net revenue in our Oral Drug Delivery segment increased by $67.7 million, or 10%, compared to the twelve months ended June 30, 2018, excluding the impact of foreign exchange, primarily resulting from our Juniper acquisition. Revenue without acquisitions decreased 1%, primarily driven by decreased end-market demand for a key product within our U.S.-based commercial oral delivery solutions platform, partially offset by an increase related to the intake of new molecules within our development and analytical services platform, the completion of a commercially ready process for a key product within our U.S.-based oral delivery solutions platform and a favorable impact from licensing revenue recorded during the third quarter. The favorable impact of licensing revenue in the third quarter was attributable to a single transaction, which consisted of a grant to a third party of the Company’s right to participate in an arrangement that resulted in a stream of revenue over time in exchange for a one-time up-front license fee.
Oral Drug Delivery’s Segment EBITDA increased by $2.3 million, or 10%, compared to the twelve months ended June 30, 2018, excluding the impact of foreign exchange. Segment EBITDA without acquisitions decreased 5%, primarily driven by decreased end-market demand for a key product within our U.S.-based commercial oral delivery solutions platform, partially offset by an increase in volume related to the intake of new molecules within our development and analytical services platform, the completion of a commercially ready process for a key product within our U.S.-based oral delivery solutions platform and a favorable impact from licensing profit recorded during the third quarter. The favorable impact of licensing revenue in the third quarter was attributable to a single transaction, which consisted of a grant to a third party of the Company’s right to participate in an arrangement that resulted in a stream of revenue over time in exchange for a one-time up-front license fee.
On August 14, 2018, we acquired Juniper, which increased inorganic net revenue and Segment EBITDA in our Oral Drug Delivery segment for the twelve months ended June 30, 2019 by 11% and 15%, respectively, compared to the prior-year period.
Clinical Supply Services segment

	2019 vs. 2018
	Fiscal Year Ended June 30,
	Net Revenue	Segment EBITDA
Revenue / Segment EBITDA without acquisitions	1%	14%
Comparator revenue recognition adoption impact	(25)%	—%
Constant currency change	(24)%	14%
Foreign exchange fluctuation	(2)%	(3)%
Total % Change	(26)%	11%

Clinical Supply Services’ net revenue decreased by $102.7 million, or 24%, compared to the twelve months ended June 30, 2018, excluding the impact of foreign exchange. As a result of the adoption of ASC 606, the Company recorded comparator sourcing arrangements on a net basis versus a gross basis resulting in a decrease to net revenue of 25%, partially offset by an increase in revenue primarily due to higher comparator sourcing volume and profitability as well as storage and distribution and manufacturing and packaging business volume.
Clinical Supply Services’ Segment EBITDA increased by $10.9 million, or 14%, excluding the impact of foreign exchange, as compared to the twelve months ended June 30, 2018, primarily due to a favorable shift within the storage and distribution business, increased growth in project management revenue, and improved capacity utilization across the network based on prior strategic investments.
Fiscal Year Ended June 30, 2018 Compared to the Fiscal Year Ended June 30, 2017
Management’s discussion and analysis of our results of operations for the fiscal year ended June 30, 2018 compared to the fiscal year ended June 30, 2017 may be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Fiscal Year Ended June 30, 2018 Compared to the Fiscal Year Ended June 30, 2017” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, filed with the SEC on August 28, 2018.
Liquidity and Capital Resources
Sources and use of Cash
Our principal source of liquidity has been cash flow generated from operations and the net proceeds of financing activities. The principal uses of cash are to fund operating and capital expenditures, business or asset acquisitions, interest payments on debt, the payment of deferred purchase consideration from the Catalent Indiana acquisition, the payment of the quarterly dividend on the Series A Preferred Stock, and any mandatory or discretionary principal payment on our debt. At the current stated value of the Series A Preferred Stock outstanding as of June 30, 2019, the aggregate amount of each regular quarterly dividend, if paid in cash, is $8.125 million. Because the shares of Series A Preferred Stock were first issued on May 17, 2019, the aggregate amount of the first regular dividend payment for the period ended June 30, 2019, which was paid in cash, was $4.0 million. As of June 30, 2019, Operating Company had available a $550.0 million revolving credit facility that matures in May 2024 (following the execution of the fourth amendment (the “Fourth Amendment”) to Operating Company’s Credit Agreement in May 2019), the capacity of which is reduced by the amount of all outstanding letters of credit issued under the senior secured credit facilities and those short-term borrowings referred to as swing-line borrowings. At June 30, 2019, we had $6.6 million of outstanding letters of credit and no outstanding borrowing under our revolving credit facility.
We believe that our cash on hand, cash from operations, and available borrowings under our revolving credit facility will be adequate to meet our future liquidity needs for at least the next twelve months, including with respect to payment of our quarterly regular dividend on the Series A Preferred Stock, if paid in cash, and the amounts expected to become due with respect to our pending capital projects. We have no significant maturity under any of our bank or note debt until the euro-denominated term loans in our senior secured credit facility mature in May 2024. We have three remaining annual payments of

$50.0 million each with respect to the previously described deferred purchase consideration, the first of which is due in October 2019.
Cash Flows
Fiscal Year Ended June 30, 2019 Compared to the Fiscal Year Ended June 30, 2018
The following table summarizes our consolidated statements of cash flows from operations for the fiscal year ended June 30, 2019 compared with the fiscal year ended June 30, 2018:

	Fiscal Year Ended June 30,
(Dollars in millions)	2019	2018	Change $
Net cash provided by/(used in):
Operating activities	$247.7	$374.5	$(126.8)
Investing activities	$(1,510.4)	$(919.3)	$(591.1)
Financing activities	$1,201.4	$669.1	$532.3
Operating Activities
For the fiscal year ended June 30, 2019, cash provided by operating activities was $247.7 million, a decrease of $126.8 million compared to $374.5 million for the comparable prior-year period. The decrease was due to a higher collection of receivables during the corresponding prior-year period and higher inventory levels during fiscal 2019 compared to the prior-year period. Also, we had a higher accounts receivable balance at the end of the current-year period as a result of higher days sales outstanding during fiscal 2019 compared to fiscal 2018. The increase in day sales outstanding is primarily driven by the adoption of ASC 606. Upon adoption of ASC 606, the time for recognizing revenue for commercial product supply arrangements changed from delivery to when control is transferred to the customer, which occurs over time as units of product successfully complete the contractually required quality assurance process; however, we continued to invoice upon shipment of the product, which generally added one to two weeks to our days sales outstanding. In addition, certain customers adopted digital payment processing systems, which resulted in further delays in receiving payments and ultimately led to increased days sales outstanding.
Investing Activities
For the fiscal year ended June 30, 2019, cash used in investing activities was $1,510.4 million compared to $919.3 million during fiscal 2018. Fiscal 2019 cash used in investing activities primarily consists of $1,291.0 million of payments for business acquisition, net of cash acquired. Of this amount, $1,163.5 million was paid for the acquisition of Paragon in the fourth quarter and the remaining $127.5 million was paid for the acquisition of Juniper in the first quarter. In fiscal 2018, $748.0 million of cash was paid for the acquisition of Catalent Indiana. Other uses of cash in investing activities included cash used in acquisitions of property, plant, and equipment, which totaled $218.1 million in fiscal 2019 compared to $176.5 million in fiscal 2018.
Financing Activities
For the fiscal year ended June 30, 2019, cash provided by financing activities was $1,201.4 million compared to cash provided by financing activities of $669.1 million during the fiscal year ended June 30, 2018. The fiscal 2019 cash provided by financing activities consists of net proceeds of $1,447.6 million from borrowings, $646.3 million of net proceeds from the issuance of shares of our Series A Preferred Stock, and $445.5 million of net proceeds from the issuance of shares of our Common Stock, partially offset by $1,290.3 million of payments against long-term obligations. The fiscal 2018 balance primarily consists of $442.6 million of net proceeds from borrowing and $227.8 million of net proceeds from the issuance of shares of our Common Stock. In the fourth quarter of fiscal 2019, pursuant to the Fourth Amendment, we borrowed $950.0 million aggregate principal amount through new incremental term B loans under our existing senior secured credit facilities, the net proceeds of which were used to pay a portion of the fees and expenses related to the Fourth Amendment, a voluntary prepayment of $300.0 million on the outstanding principal amount of existing U.S. dollar-denominated term loans under the Credit Agreement, and a portion of the consideration for the Paragon acquisition. In addition, the Company raised $500.0 million, before fees and expenses, through the offering of the USD 2027 Notes, and the net proceeds were primarily used to repay in full the remaining outstanding borrowings under the U.S. dollar-denominated term loans that mature in May 2024 under the Credit Agreement. In connection with the USD 2027 Notes offering and the Fourth Amendment, we incurred $27.0 million of debt discount and third-party financing costs, of which $5.4 million was expensed and recorded in other expense, net in the consolidated statements of operations. In the fourth quarter of fiscal 2019, we sold 650,000 shares of our Series A

Preferred Stock for an aggregate purchase price of $650.0 million, or $1,000 per share. In the first quarter of fiscal 2019, we raised net proceeds of $445.3 million as part of the 2018 Equity Offering. In the 2018 Equity Offering, we sold 11.4 million shares, including the underwriters' over-allotment, of our Common Stock at a price to the public of $40.24 per share, before underwriting discounts and commissions. The net proceeds of $445.3 million include the effect of discounts and commissions and other offering expenses. We used the net proceeds in addition to cash on hand to repay $450.0 million of outstanding borrowings under the U.S. dollar-denominated term loans outstanding under our senior secured credit facilities. During the second quarter of fiscal 2019, we paid the first installment on the deferred purchase consideration for the acquisition of Catalent Indiana, of which $44.0 million represents the deemed principal portion of the debt.
Fiscal Year Ended June 30, 2018 Compared to the Fiscal Year Ended June 30, 2017
Management’s discussion and analysis of our cash flows for the fiscal year ended June 30, 2018 compared to the fiscal year ended June 30, 2017 may be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cash Flows—Fiscal Year Ended June 30, 2018 Compared to the Fiscal Year Ended June 30, 2017” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, filed with the SEC on August 28, 2018.
Debt and Financing Arrangements
Senior Secured Credit Facilities and Fourth Amendment
In May 2019, Operating Company completed the Fourth Amendment. As part of the Fourth Amendment, Operating Company borrowed $950.0 million aggregate principal amount through incremental term B loans (“Incremental Dollar Term B-2 Loans”) and replaced the existing revolving credit commitments of $200.0 million in its senior secured credit facilities with new revolving credit commitments of $550.0 million (“Incremental Revolving Credit Commitments”). The Incremental Dollar Term B-2 Loans constitute a new class of U.S. dollar-denominated term loans under the Credit Agreement with the same principal terms as the then existing U.S. dollar-denominated term loans. The proceeds of the Incremental Dollar Term B-2 Loans were used to pay a portion of the fees and expenses related to the Fourth Amendment, a voluntary prepayment of $300.0 million on the outstanding principal amount of existing U.S. dollar-denominated term loans under the Credit Agreement, and a portion was used to fund a portion of the consideration for the Paragon acquisition. The Incremental Dollar Term B-2 Loans will mature at the earlier of (1) May 17, 2026 and (2) the 91st day prior to the maturity of the Euro Notes or a permitted refinancing thereof, if on such 91st day any of the Euro Notes remains outstanding. The Incremental Revolving Credit Commitments constitute revolving credit commitments under the Credit Agreement with the same principal terms as the previously existing revolving credit commitments under the Credit Agreement. The maturity date for the Revolving Credit Facility is now the earlier of (1) May 17, 2024 and (2) the 91st day prior to the maturity of any dollar term loans or euro term loans under the Credit Agreement, or any permitted refinancing thereof, if on such 91st day any of such dollar term loans or euro term loans remain outstanding. Under the Credit Agreement, the applicable rate for U.S. dollar-denominated term loans, including the Incremental Dollar Term B-2 Loans is LIBOR (the London Interbank Offered Rate, subject to a floor of 1.00%) plus 2.25%, and the applicable rate for euro-denominated term loans is Euribor (the Euro Interbank Offered Rate published by the European Money Markets Institute, subject to a floor of 1.00%) plus 1.75%. The applicable rate for the Incremental Revolving Credit Commitments is initially LIBOR plus 2.25%, and such rate can additionally be reduced to LIBOR plus 2.00% in future periods based on a measure of Operating Company's total leverage ratio. The euro-denominated term loans will mature in May 2024.
In July 2018, we completed the 2018 Equity Offering and used the net proceeds of $445.2 million and cash on hand to repay $450.0 million of the then-outstanding borrowings under our U.S. dollar-denominated term loans.
Euro-denominated 4.75% Senior Notes due 2024
In December 2016, Operating Company completed a private offering of the Euro Notes. The Euro Notes are fully and unconditionally guaranteed, jointly and severally, by all of the wholly owned U.S. subsidiaries of Operating Company that guarantee its senior secured credit facilities. The Euro Notes were offered in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the United States only to non-U.S. investors pursuant to Regulation S under the Securities Act. The Euro Notes will mature on December 15, 2024, bear interest at the rate of 4.75% per annum and are payable semi-annually in arrears on June 15 and December 15 of each year.

U.S. dollar-denominated 4.875% Senior Notes due 2026
In October 2017, Operating Company completed a private offering of the USD 2026 Notes. The USD 2026 Notes are fully and unconditionally guaranteed, jointly and severally, by all of the wholly owned U.S. subsidiaries of Operating Company that guarantee its senior secured credit facilities. The USD 2026 Notes were offered in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the United States only to non-U.S. investors pursuant to Regulation S under the Securities Act. The USD 2026 Notes will mature on January 15, 2026, bear interest at the rate of 4.875% per annum, and are payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2018. The net proceeds of the USD 2026 Notes, after payment of the initial purchasers’ discount and related fees and expenses, were used to fund a portion of the consideration for the Catalent Indiana acquisition due at its closing.
U.S. dollar-denominated 5.00% Senior Notes due 2027
In June 2019, Operating Company completed a private offering of the USD 2027 Notes. The USD 2027 Notes are fully and unconditionally guaranteed, jointly and severally, by all of the wholly owned U.S. subsidiaries of Operating Company that guarantee its senior secured credit facilities. The USD 2027 Notes were offered in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the United States only to non-U.S. investors pursuant to Regulation S under the Securities Act. The USD 2027 Notes will mature on July 15, 2027, bear interest at the rate of 5.00% per annum, and are payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2020. The net proceeds of the USD 2027 Notes, after payment of the initial purchasers' discount and related fees and expenses, were used to repay in full the outstanding borrowings under Operating Company's then-outstanding U.S. dollar-denominated term loans that mature in May 2024 under its senior secured credit facilities, plus any accrued and unpaid interest thereon and provide cash on its balance sheet for general corporate purposes.
Deferred Purchase Consideration
In connection with the acquisition of Catalent Indiana in October 2017, $200.0 million of the $950.0 million aggregate nominal purchase price was payable in four annual $50.0 million installments. We paid the first annual installment in October 2018. The remainder of the deferred purchase consideration is recorded at fair value, with the difference between the remaining nominal amount and the fair value balance deemed to be imputed interest.
Bridge Loan Facility
In September 2017, contemporaneous with execution of the agreement to acquire Catalent Indiana, Operating Company entered into a debt commitment letter with several financial institutions as commitment parties. Pursuant to the debt commitment letter and subject to its terms and conditions, the commitment parties agreed to provide a senior unsecured bridge loan facility of up to $700.0 million in the aggregate for the purpose of providing any back-up financing necessary to fund a portion of the consideration to be paid in the acquisition and related fees, costs, and expenses (the “Bridge Loan Commitment”). In connection with entering into the Bridge Loan Commitment, Operating Company incurred $6.1 million of associated fees, which was recorded in prepaid expenses and other in the consolidated balance sheet as of the end of first quarter of fiscal 2018. Operating Company did not draw on the facility contemplated by the Bridge Loan Commitment to fund the acquisition, and the facility was closed. We expensed the $6.1 million in the second quarter of fiscal 2018 as part of other income, net.
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
The Credit Agreement also contains change-of-control provisions and certain customary affirmative covenants and events of default. The Revolving Credit Facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of June 30, 2019, Operating Company was in compliance with all material covenants under the Credit Agreement.
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
The Euro Notes and the USD Notes
The several indentures governing each of the Euro Notes, the USD 2026 Notes and the USD 2027 Notes (collectively, the “Indentures”) contain certain covenants that, among other things, limit the ability of Operating Company and its restricted subsidiaries to incur or guarantee more debt or issue certain preferred shares; pay dividends on, repurchase, or make distributions in respect of their capital stock or make other restricted payments; make certain investments; sell certain assets; create liens; consolidate, merge, sell; or otherwise dispose of all or substantially all of their assets; enter into certain transactions with their affiliates, and designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions, limitations, and qualifications as set forth in the Indentures. The Indentures also contain customary events of default including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of Operating Company or certain of its subsidiaries. Upon an event of default, either the holders of at least 30% in principal amount of each of the then-outstanding Euro Notes, USD 2026 Notes, and the USD 2027 Notes, or the applicable Trustee under the Indentures, may declare the applicable Senior Notes immediately due and payable; or in certain circumstances, the applicable Senior Notes will become automatically immediately due and payable. As of June 30, 2019, Operating Company was in compliance with all material covenants under the Indentures.
Liquidity in Foreign Subsidiaries
As of June 30, 2019 and June 30, 2018, the amounts of cash and cash equivalents held by foreign subsidiaries were $203.9 million and $124.7 million, respectively, out of the total consolidated cash and cash equivalents of $345.4 million and $410.2 million, respectively. These balances are dispersed across many international locations around the world.
Adjusted EBITDA and Adjusted Net Income per share
The below tables summarize our fiscal 2019 and 2018 results on several financial metrics we use to measure performance. Refer to the discussions below regarding performance and use of key financial metrics and to “Non-GAAP Performance Metrics.”
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
The measure under U.S. GAAP most directly comparable to EBITDA from operations and Adjusted EBITDA is earnings/(loss) from operations. In calculating Adjusted EBITDA, we add back certain non-cash, non-recurring and other items that are included in the definitions of EBITDA from operations and consolidated net income, as required in the Credit Agreement. Adjusted EBITDA, among other things:
•does not include non-cash stock-based employee compensation expense and certain other non-cash charges;
•does not include cash and non-cash restructuring, severance and relocation costs incurred to realize future cost savings and enhance our operations;
•adds back non-controlling interest expense, which represents minority investors’ ownership of certain of our consolidated subsidiaries and is, therefore, not available to us; and
•includes estimated cost savings that have not yet been fully reflected in our results.
A reconciliation between net earnings and Adjusted EBITDA, which also shows the adjustments from EBITDA from operations, follows:

	Twelve Months Ended
(In millions)	June 30, 2019	June 30, 2018
Net earnings	$137.4	$83.6
Interest expense, net	110.9	111.4
Income tax expense (1)	22.9	68.4
Depreciation and amortization	228.6	190.1
EBITDA from operations	499.8	453.5
Equity compensation	33.3	27.2
Impairment charges and (gain)/loss on sale of assets	5.1	8.7
Financing-related expenses and other	15.9	11.8
U.S. GAAP restructuring and other	14.1	10.2
Acquisition, integration, and other special items	43.6	44.1
Foreign exchange loss/(gain) (included in other, net) (2)	0.5	(5.0)
Other adjustments (3)	(12.7)	0.2
Adjusted EBITDA (4)	$599.6	$550.7
FX impact (unfavorable)	$(10.2)
Adjusted EBITDA - constant currency	$609.8

(1) Represents the amount of income tax-related expense recorded within our net earnings/(loss) that may not result in cash payment or receipt.
(2) Foreign exchange loss of $0.5 million for the twelve months ended June 30, 2019 includes: (a) $5.4 million of unrealized losses related to foreign trade receivables and payables, (b) $3.4 million of unrealized losses on the unhedged portion of the euro-denominated debt, and (c) $17.9 million of unrealized losses on inter-company loans. The foreign exchange adjustment was also affected by the exclusion of realized foreign currency exchange rate gains from the settlement of inter-company loans of $21.5 million. Inter-company loans are between our subsidiaries and do not reflect the ongoing results of our trade operations.
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
(3) Represents primarily the $12.9 million gain recorded on the change in the estimated fair value of the derivative liability from issuance through June 30, 2019.
(4) In our earnings releases for the quarters ended September 30, 2018, December 31, 2018, and March 31, 2019, we included an adjustment in the three months ended September 30, 2018 relating to a cumulative effect of change in accounting for ASC 606. We are no longer making this adjustment in our presentation of Adjusted EBITDA.

Adjusted Net Income and Adjusted Net Income per share
We use Adjusted Net Income and Adjusted Net Income per share (which we sometimes refer to as “Adjusted EPS”) as performance metrics. Adjusted Net Income is not defined under U.S. GAAP, is not a measure of operating income, operating performance, or liquidity presented in accordance with U.S. GAAP and is subject to important limitations. We believe that the presentations of Adjusted Net Income and Adjusted Net Income per share enhance an investor’s understanding of our financial performance. We believe this measure is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business, and we use this measure for business planning and executive compensation purposes. We define Adjusted Net Income as net earnings/(loss) adjusted for (1) earnings or loss from discontinued operations, net of tax, (2) amortization attributable to purchase accounting, and (3) income or loss from non-controlling interest in majority-owned operations. We also make adjustments for other cash and non-cash items included in the table below, partially offset by our estimate of the tax effects as a result of such cash and non-cash items. Our definition of Adjusted Net Income may not be the same as similarly titled measures used by other companies. Adjusted Net Income per share is computed by dividing Adjusted Net Income by the weighted average diluted shares outstanding.

	Twelve Months Ended
(In millions, except per share data)	June 30, 2019	June 30, 2018
Net earnings	$137.4	$83.6
Amortization (1)	88.2	62.6
Equity compensation	33.3	27.2
Impairment charges and (gain)/loss on sale of assets	5.1	8.7
Financing-related expenses	15.9	11.8
U.S. GAAP restructuring and other	14.1	10.2
Acquisition, integration, and other special items	43.6	44.1
Foreign exchange loss/(gain) (included in other, net) (2)	0.5	(5.0)
Other adjustments	(12.7)	0.2
Estimated tax effect of adjustments (3)	(42.5)	(43.5)
Discrete income tax (benefit)/expense items (4)	(14.5)	(9.4)
Tax law changes provision (5)	(3.5)	42.5
Adjusted net income (ANI) (6)	$264.9	$233.0

Weighted average shares outstanding	144.2	131.2
Weighted average diluted shares outstanding	146.0	133.2
ANI per share:
ANI per basic share	$1.84	$1.78
ANI per diluted share	$1.81	$1.75
(1) Represents the amortization attributable to purchase accounting for previously completed business combinations.
(2) Foreign exchange gain of $0.5 million for the twelve months ended June 30, 2019 includes: (a) $5.4 million of unrealized losses related to foreign trade receivables and payables, (b) $3.4 million of unrealized losses on the unhedged portion of the euro-denominated debt, and (c) $17.9 million of unrealized losses on inter-company loans. The foreign exchange adjustment was also affected by the exclusion of realized foreign currency exchange rate gains from the settlement of inter-company loans of $21.5 million. Inter-company loans are between our subsidiaries and do not reflect the ongoing results of our trade operations.
Foreign exchange loss for the twelve months ended June 30, 2018 includes: (a) $2.9 million of unrealized gains related to foreign trade receivables and payables, (b) $11.9 million of unrealized losses on the unhedged portion of the euro-denominated debt, and (c) $10.7 million of unrealized gains on inter-company loans. The foreign exchange adjustment was also affected by the exclusion of realized foreign currency exchange rate losses from the settlement of inter-company loans of $1.8 million. Inter-company loans are between our subsidiaries and do not reflect the ongoing results of our trade operations.

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
(5) During fiscal 2018, we recorded a net tax charge of $42.5 million as a provisional estimate of the net accounting impact of the 2017 Tax Act. In fiscal 2019, we completed our analysis, as permitted by Staff Accounting Bulletin No. 118, and recorded a reduction of $3.5 million.
(6) In our earnings releases for the quarters ended September 30, 2018, December 31, 2018, and March 31, 2019, we included an adjustment in the three months ended September 30, 2018 relating to a cumulative effect of change in accounting for ASC 606. We are no longer making this adjustment in our presentation of Adjusted Net Income.

Interest Rate Risk Management
A portion of the debt used to finance our operations is exposed to interest-rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed-and floating-rate assets and liabilities. Historically, we have used interest-rate swaps to manage the economic effect of variable rate interest obligations associated with our floating-rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on our future interest expense. As of June 30, 2019, we did not have any interest-rate swap agreement in place that would have the economic effect of modifying the variable interest obligations associated with our floating-rate term loans.
Currency Risk Management
We are exposed to fluctuations in the euro-U.S. dollar exchange rate on our investments in our foreign operations in Europe. While we do not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in euros. At June 30, 2019, we had $775.1 million of euro-denominated debt outstanding that qualifies as a hedge of a net investment in foreign operations. Refer to Note 9 to our Consolidated Financial Statements for further discussion of net investment hedge activity in the period.
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
Contractual Obligations
The following table summarizes our significant contractual obligations as of June 30, 2019:

(Dollars in millions)(1)	Total	Fiscal 2020	Fiscal 2021 - Fiscal 2022	Fiscal 2023 - Fiscal 2024	Thereafter
Long-term debt obligations (2)	$2,823.6	$59.7	$123.9	$357.2	$2,282.8
Interest on long-term obligations (3)	897.8	133.4	252.6	246.8	265.0
Capital lease obligations (4)	167.3	5.3	10.4	13.4	138.2
Operating lease obligations (5)	58.2	12.2	19.2	15.9	10.9
Purchase obligations (6)	79.4	67.1	10.0	2.3	—
Other long-term liabilities (7)	64.2	5.7	8.7	7.7	42.1
Total	$4,090.5	$283.4	$424.8	$643.3	$2,739.0

(1) Estimated future payments with respect to our obligations and other liabilities denominated in a currency other than the U.S. dollar were calculated using the currency exchange rates in effect as of June 30, 2019.
(2) Represents gross maturities of our long-term debt obligations, excluding capital lease obligations as of June 30, 2019.

(3) Represents estimated interest payments relating to our long-term obligations, including our capital lease obligations. Estimated future interest payments on our variable-rate debt obligations were calculated using the interest rates in effect as of June 30, 2019.
(4) Represents maturities of our capital lease obligations included within long-term debt as of June 30, 2019.
(5) Represents minimum rental payments for operating leases having initial or remaining non-cancelable lease terms.
(6) Purchase obligations includes agreements to purchase goods or services that are enforceable and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and approximate timing of the transaction. Purchase obligations disclosed above may include estimates of the period in which cash outflows will occur. Purchase orders entered into in the normal course of business and authorizations to purchase that involve no firm commitment from either party are excluded from the above table. In addition, contracts that can be unilaterally canceled with no termination fee or with proper notice are excluded from our total purchase obligations except for the amount of the termination fee or the minimum amount of goods that must be purchased during the requisite notice period.
(7) Primarily relates to certain long-term employee-related liabilities for operations under programs that we have discontinued.
The table excludes our retirement and other post-employment benefits (“OPEB”) obligations. The timing and amount of payments for these obligations may be affected by a number of factors, including the funded status of the plans. In fiscal 2020, we are not required to make contributions to our plans to satisfy regulatory funding standards. Beyond fiscal 2020, the actual amounts required to be contributed are dependent upon, among other things, interest rates, underlying asset returns, and the impact of legislative or regulatory actions related to pension funding obligations. Payments due under our OPEB plans are not required to be funded in advance but are generally paid as medical costs are incurred by covered retiree populations and principally depend on the future cost of retiree medical benefits under our plans. Refer to Note 11 to the Consolidated Financial Statements for further discussion.
The table also excludes $22.6 million of funded deferred compensation payments owed as of June 30, 2019 to certain employees participating in our deferred compensation plan. The timing and amount of payments for these obligations depend on participant-directed distributions, withdrawals, and status. As part of the deferred compensation plan, we have a corresponding $21.9 million of deferred compensation investments as of June 30, 2019, which will be used to fund future obligations to the participants.
Off-Balance Sheet Arrangements
Other than operating leases and outstanding letters of credit as discussed above, we do not have any material off-balance sheet arrangement as of June 30, 2019. See Note 7 to the Consolidated Financial Statements for further detail.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to cash flow and earnings fluctuations as a result of certain market risks. These market risks primarily relate to changes in interest rates associated with our long-term debt obligations and foreign exchange rate changes.
Interest Rate Risk
We have historically used interest-rate swaps to manage the economic effect of variable-rate interest obligations associated with our floating-rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on our future interest expense. As of June 30, 2019, we did not have any interest-rate swap agreement in place that would either have the economic effect of modifying the variable interest obligations associated with our floating-rate term loans or would be considered effective cash flow hedges for financial reporting purposes.
Foreign Currency Exchange Risk
By the nature of our global operations, we are exposed to cash flow and earnings fluctuations resulting from foreign exchange-rate variation. These exposures are transactional and translational in nature. Since we manufacture and sell our products throughout the world, our foreign-currency risk is diversified. Principal drivers of this diversified foreign-exchange exposure include the European euro, British pound, Argentinean peso, Brazilian real, and Australian dollar. Our transactional exposure arises from the purchase and sale of goods and services in currencies other than the functional currency of our operational units. We also have exposure related to the translation of financial statements of our foreign divisions into U.S. dollars, our functional currency. The financial statements of our operations outside the U.S. are measured using the local currency as the functional currency, except in Argentina, a hyper-inflationary economy, where our results are measured in U.S. dollars. Adjustments to translate the assets and liabilities of these foreign operations in U.S. dollars are accumulated as a component of other comprehensive income/(loss) utilizing period-end exchange rates. Foreign-currency transaction gains and losses calculated by utilizing weighted average exchange rates for the period are included in the statements of operations in other (income)/expense, net. Such foreign currency transaction gains and losses include inter-company loans denominated in non-U.S. dollar currencies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
Consolidated Financial Statements as of June 30, 2019 and 2018 and for the years ended June 30, 2019, 2018 and 2017

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Catalent, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Catalent, Inc. and subsidiaries (the Company) as of June 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity/(deficit), and cash flows for each of the three years in the period ended June 30, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated August 27, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Adoption of ASU No. 2014-09
As discussed in Note 1 to the Consolidated Financial Statements, effective July 1, 2018, the Company changed its method of accounting for revenue due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the related amendments. See below for discussion of our related critical audit matter.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee of the Company’s board of directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Measurement of uncertain tax positions and foreign tax credits

Description of the Matter	As discussed in Note 10 to the Consolidated Financial Statements, the Company recorded income tax expense related to US and non-US tax paying jurisdictions totaling $22.9 million for the year ended June 30, 2019 and a liability for unrecognized tax benefits totaling $3.8 million at June 30, 2019. The Company’s accounting for income taxes involves the application of complex tax regulations in each of the international tax paying jurisdictions in which it operates. The determination of income subject to income tax in each tax paying jurisdiction requires management to apply transfer pricing guidelines for certain intercompany transactions and make assumptions and estimates about the value of transactions when allocating income and deductions between consolidated entities in different tax paying jurisdictions. The estimates and assumptions used in these allocations can result in uncertainty in the measured tax benefit. Additionally, the Company is entitled to claim US foreign tax credits for taxes paid at international tax paying jurisdictions. Certain of the assumptions and allocations used in the determination of the key inputs underlying the foreign tax credits are highly subjective and can also materially affect the calculation of US income taxes owed on global intangible low tax income.

Auditing the completeness and measurement of the liability for recognized tax benefits related to certain intercompany transactions was complex because the assumptions are based on the interpretation of tax laws and legal rulings in multiple tax paying jurisdictions and require significant judgment in determining whether a tax position’s technical merits are more-likely-than-not to be sustained and measuring the amount of tax benefit that qualifies for recognition. Additionally, auditing the calculation of the foreign tax credits was complex because the estimates and assumptions about apportionment and allocation methodologies are highly judgmental.

How We Addressed the Matter in Our Audit	We tested controls over the process to assess the technical merits of tax positions related to certain intercompany transactions, as well as management’s process to measure the benefit of those tax positions, including controls over the completeness and accuracy of the underlying data. For example, we tested controls over management’s review of the evaluation of matters identified by and discussed with various tax authorities. We also tested controls over the calculation of foreign tax credits, including management’s review of such calculations and the completeness and accuracy of the data underlying the calculations.

Our audit procedures with respect to the calculation of the liability for unrecognized tax benefits and the benefit for foreign tax credits involved an assessment of the technical merits of the Company’s tax positions performed with the assistance of tax subject matter professionals with knowledge of and experience with the application of international and local income tax laws by the relevant income tax authorities. These procedures also included, among others, evaluating third-party advice obtained by the Company and making inquiries of its external tax advisers. We also evaluated the Company’s significant assumptions and the completeness and accuracy of the data used to determine the amount of tax benefits recognized and tested the accuracy of such calculations. For foreign tax credits, we also performed sensitivity analyses on the significant assumptions related to allocations and apportionment to evaluate how changes in assumptions affected the measurement of tax credits, and verified the completeness and accuracy of the computations.

Valuation of customer relationship intangible assets in the Paragon acquisition

Description of the Matter	During fiscal 2019, the Company completed its acquisition of Paragon Bioservices, Inc. (Paragon) for an aggregate nominal purchase price of $1,192.1 million. As discussed in Note 3 to the Consolidated Financial Statements, the transaction was accounted for using the acquisition method of accounting for business combinations.

Auditing the Company’s accounting for the Paragon acquisition was complex and required the involvement of specialists due to the significant estimation uncertainty involved in determining the $389.0 million fair value of the acquired customer relationship intangible assets recorded. Estimating the fair value of the customer relationship intangible assets involved the application of a valuation methodology and models using assumptions including a discount rate, revenue growth rates and appropriate profit margins on such revenues, customer contract renewal rates and a customer attrition rate. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	We tested controls over the risks of material misstatement relating to the measurement and valuation of the acquired customer relationship intangible assets. For example, we tested controls over management’s review of the valuation models and the underlying assumptions used to develop such estimates.

To test the estimated fair value of the acquired customer relationship intangible assets, our audit procedures included, among others, evaluating the Company’s selection of a valuation method and testing the models and significant assumptions used in the models, including the completeness and accuracy of the underlying data. For example, we compared the significant assumptions to current industry and market trends and to the historical results of the acquired business. We also performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the acquired customer relationship intangible assets that would result from changes in the assumptions. In addition, we involved internal valuation specialists to assist in our evaluation of the significant assumptions and methodologies used by the Company.

Fair value of derivative liability

Description of the Matter	During May 2019, the Company entered into an equity commitment and investment agreement for the issuance and sale of 650,000 shares of Catalent’s Series A Preferred Stock for an aggregate purchase price of $650.0 million. As discussed in Note 9 to the Consolidated Financial Statements, the Series A Preferred Stock included a dividend adjustment feature that met the definition of a derivative for accounting purposes. The dividend adjustment feature was bifurcated from the Series A Preferred Stock and recorded separately as a derivative liability at its estimated fair value on the date of issuance and as of June 30, 2019 of $39.7 million and $26.8 million, respectively.

Auditing the Company’s valuations of this derivative was challenging as the Company uses complex valuation methodologies that incorporate significant assumptions which include the discount rate and forecasted volatility of the Company’s common stock price. The valuations include assumptions about economic and market conditions with uncertain future outcomes.

How We Addressed the Matter in Our Audit	We tested controls over the risks of material misstatement relating to the valuations of the derivative liability. For example, we tested controls over management’s review of the valuation models, the underlying assumptions used in the models and the related accounting conclusions.

To test the valuations of the derivative liability, our audit procedures included, among others, evaluating the methodologies used in the valuation model and testing the significant assumptions. For example, we compared the discount rate that was adjusted for the credit risk of the Company to the interest rates on comparable debt instruments, and we compared the forecasted volatility of the Company’s common stock price to its historical volatility. We also assessed the completeness and accuracy of the underlying data. In addition, we involved our internal valuation specialists to assist in our evaluation of the significant assumptions and methodologies used by the Company. We have also evaluated the Company’s financial statement disclosures related to these matters included in Note 9 to the Consolidated Financial Statements.

Revenue from contracts with customers

Description of the Matter
As discussed above and in Note 1 to the Consolidated Financial Statements, the Company adopted Accounting Standards Codification 606 (“ASC 606”): Revenue from Contracts with Customers as of July 1, 2018. As discussed in Note 1 and Note 2 to the Consolidated Financial Statements, the Company earns its revenue by providing services under contracts with its customers in three primary revenue streams: manufacturing and commercial product supply, development services, and clinical supply services. For performance obligations related to services that are required to be recognized over-time, there is judgment involved in determining the most appropriate measure of progress towards satisfaction of each performance obligation.

Auditing the Company’s assessment of measure of progress required a high degree of auditor judgment due to the subjectivity in determining the measure that most faithfully depicts the entity’s performance in satisfying performance obligations within each of the Company’s revenue streams and consistently applying the selected measure across similar arrangements.

How We Addressed the Matter in Our Audit	We tested controls over the risks of material misstatement relating to the determination of the most appropriate measure of progress towards satisfaction of performance obligations for each of its revenue streams.

To test the measures of progress used for performance obligations related to services that are required to be recognized over-time, our audit procedures included, among others, evaluating the appropriateness of the Company’s accounting policy for each type of arrangement. We also tested the identified measure of performance for a sample of arrangements by reading the contracts with the customers and reviewing the contract analyses prepared by management. We evaluated whether the selected measures of progress towards satisfaction of performance obligations were applied consistently across similar arrangements. We also tested the completeness and accuracy of the underlying data used for the measure of progress.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2007.
Iselin, New Jersey
August 27, 2019

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Catalent, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Catalent, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2019 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Catalent, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Paragon Bioservices, Inc. (“Paragon”), which is included in the fiscal 2019 consolidated financial statements of the Company and, excluding intangible assets and goodwill arising from the acquisition (which were included in the scope of management's assessment), constituted 4% of total assets as of June 30, 2019 and 1% of revenues for the fiscal year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Paragon.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity/(deficit), and cash flows for each of the three years in the period ended June 30, 2019, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated August 27, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Ernst & Young LLP
Iselin, New Jersey
August 27, 2019

Catalent, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in millions, except share and per share data)

	June 30, 2019	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$345.4	$410.2
Trade receivables, net	716.4	555.8
Inventories	257.2	209.1
Prepaid expenses and other	76.8	65.2
Total current assets	1,395.8	1,240.3
Property, plant, and equipment, net	1,536.7	1,270.6
Other assets:
Goodwill	2,220.9	1,397.2
Other intangibles, net	930.8	544.9
Deferred income taxes	38.6	32.9
Other	61.2	45.2
Total assets	$6,184.0	$4,531.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$76.5	$71.9
Accounts payable	255.8	192.1
Other accrued liabilities	338.4	312.9
Total current liabilities	670.7	576.9
Long-term obligations, less current portion	2,882.8	2,649.4
Pension liability	143.6	131.6
Deferred income taxes	74.4	32.5
Other liabilities	124.3	54.0
Commitment and contingencies (see Note 16)	—	—
Total liabilities	3,895.8	3,444.4
Redeemable preferred stock, $0.01 par value; 1.0 million and 0 shares authorized at June 30, 2019 and 2018, respectively; 650,000 and 0 shares issued and outstanding at June 30, 2019 and 2018, respectively	606.6	—
Shareholders’ equity/(deficit):
Common stock, $0.01 par value; 1.0 billion shares authorized in 2019 and 2018; 145.7 million and 133.4 million shares issued and outstanding at June 30, 2019 and 2018, respectively	1.5	1.3
Preferred stock, $0.01 par value, other than redeemable preferred stock; 99.0 million and 100.0 million shares authorized at June 30, 2019 and 2018, respectively; 0 shares issued and outstanding at June 30, 2019 and 2018	—	—
Additional paid in capital	2,757.4	2,283.3
Accumulated deficit	(723.4)	(872.1)
Accumulated other comprehensive income/(loss)	(353.9)	(325.8)
Total shareholders’ equity	1,681.6	1,086.7
Total liabilities, redeemable preferred stock, and shareholders’ equity	$6,184.0	$4,531.1
The accompanying notes are an integral part of these consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in millions, except per share data)

	Year ended June 30,
	2019	2018	2017
Net revenue	$2,518.0	$2,463.4	$2,075.4
Cost of sales	1,712.9	1,710.8	1,420.8
Gross margin	805.1	752.6	654.6
Selling, general, and administrative expenses	512.0	464.8	402.6
Impairment charges and loss on sale of assets	5.1	8.7	9.8
Restructuring and other	14.1	10.2	8.0
Operating earnings	273.9	268.9	234.2
Interest expense, net	110.9	111.4	90.1
Other expense, net	2.7	5.5	8.5
Earnings from operations before income taxes	160.3	152.0	135.6
Income tax expense	22.9	68.4	25.8
Net earnings	$137.4	$83.6	$109.8

Earnings per share:
Basic
Net earnings	$0.92	$0.64	$0.88
Diluted
Net earnings	$0.90	$0.63	$0.87
The accompanying notes are an integral part of these consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in millions)

	Year Ended June 30,
	2019	2018	2017
Net earnings	$137.4	$83.6	$109.8
Other comprehensive income, net of tax
Foreign currency translation adjustments	(18.6)	(4.4)	(31.9)
Defined benefit pension plan	(9.5)	4.3	13.0
Available for sale investment adjustments	—	(11.6)	10.5
Other comprehensive income, net of tax	(28.1)	(11.7)	(8.4)
Comprehensive income	$109.3	$71.9	$101.4
The accompanying notes are an integral part of these consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders’ Equity/(Deficit)
(Dollars in millions, except share data in thousands)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity/(Deficit)
Balance at June 30, 2016	124,712.2	$1.2	$1,976.5	$(1,036.1)	$(305.7)	$635.9
Cumulative effect of stock compensation standard adoption				(29.4)		(29.4)
Share issuances related to stock-based compensation	337.7	0.1				0.1
Equity compensation			20.9			20.9
Cash paid, in lieu of equity, for tax withholding			(5.4)			(5.4)
Net earnings				109.8		109.8
Other comprehensive income /(loss), net of tax					(8.4)	(8.4)
Balance at June 30, 2017	125,049.9	1.3	1,992.0	(955.7)	(314.1)	723.5
Equity offering, sale of common stock	7,354.2		277.8			277.8
Share issuances related to stock-based compensation	1,019.5					—
Equity compensation			27.2			27.2
Cash paid, in lieu of equity, for tax withholding			(13.7)			(13.7)
Net earnings				83.6		83.6
Other comprehensive income /(loss), net of tax					(11.7)	(11.7)
Balance at June 30, 2018	133,423.6	1.3	2,283.3	(872.1)	(325.8)	1,086.7
Cumulative effect of change in accounting for ASC 606, net of tax				15.1		15.1
Equity offering, sale of common stock	11,431.4	0.1	445.4			445.5
Share issuances related to stock-based compensation	883.3	0.1				0.1
Equity compensation			33.3			33.3
Cash paid, in lieu of equity, for tax withholding			(14.6)			(14.6)
Equity issued in lieu of cash consideration for acquisition			10.0			10.0
Preferred dividend				(3.8)		(3.8)
Net earnings				137.4		137.4
Other comprehensive income / (loss), net of tax					(28.1)	(28.1)
Balance at June 30, 2019	145,738.3	$1.5	$2,757.4	$(723.4)	$(353.9)	$1,681.6

The accompanying notes are an integral part of these consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in millions)

	Year ended June 30,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$137.4	$83.6	$109.8
Adjustments to reconcile earnings from operations to net cash from operations:
Depreciation and amortization	228.6	190.1	146.5
Non-cash foreign currency transaction (gains)/losses, net	(0.5)	(2.7)	7.8
Amortization and write-off of debt financing costs	14.2	4.7	6.8
Asset impairments charges and (gain)/loss on sale of assets	5.1	8.7	9.8
Reclassification of financing fees paid	5.4	11.8	—
(Gain)/loss on derivative instrument	(12.9)	—	—
Equity compensation	33.3	27.2	20.9
Provision/(benefit) for deferred income taxes	(15.1)	35.4	(1.3)
Provision for bad debts and inventory	12.5	6.9	11.0
Change in operating assets and liabilities:
(Increase) in trade receivables	(118.9)	(33.6)	(54.9)
(Increase) in inventories	(34.0)	(1.8)	(13.5)
Increase in accounts payable	36.2	32.3	9.9
Other assets/accrued liabilities, net - current and non-current	(43.6)	11.9	46.7
Net cash provided by operating activities	247.7	374.5	299.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and other productive assets	(218.1)	(176.5)	(139.8)
Proceeds from sale of property and equipment	0.5	1.8	0.7
Proceeds from sale of subsidiaries	—	3.4	—
Payment for acquisitions, net of cash acquired	(1,291.0)	(748.0)	(169.9)
Payment made for investments	(1.8)	—	—
Net cash (used in) investing activities	(1,510.4)	(919.3)	(309.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in other borrowings	(8.4)	(3.1)	(5.8)
Proceeds from borrowing, net	1,447.6	442.6	397.4
Payments related to long-term obligations	(1,290.3)	(18.9)	(218.5)
Financing fees paid	(24.7)	(15.6)	(6.4)
Proceeds from sale of common stock, net	445.5	277.8	—
Proceeds from sale of preferred stock, net	646.3	—	—
Cash paid, in lieu of equity, for tax withholding obligation	(14.6)	(13.7)	(5.4)
Net cash provided by financing activities	1,201.4	669.1	161.3
Effect of foreign currency on cash	(3.5)	(2.4)	4.9
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	(64.8)	121.9	156.7
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	410.2	288.3	131.6
CASH AND EQUIVALENTS AT END OF PERIOD	$345.4	$410.2	$288.3
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$102.5	$83.2	$80.8
Income taxes paid, net	$42.2	$23.9	$39.8

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
On July 31, 2014, the Company commenced an initial public offering (the “IPO”) of its common stock, par value $0.01 (the “Common Stock”), in which it sold a total of 48.9 million shares at a price of $20.50 per share, before underwriting discounts and commissions. The Common Stock began trading on the New York Stock Exchange (the “NYSE”) under the symbol “CTLT” as of the IPO.
The Company is the leading global provider of advanced delivery technologies and development solutions for drugs, biologics, and consumer health products. Its oral, injectable, gene therapy, and respiratory delivery technologies address the full diversity of the pharmaceutical industry, including small molecules, protein and gene therapy biologics and consumer health products. Through its extensive capabilities and deep expertise in product development, it helps its customers take products to market faster, including nearly half of new drug products approved by the U.S. Food and Drug Administration (the “FDA”) in the last decade. Its advanced delivery technology platforms, its proven formulation, manufacturing, and regulatory expertise, and its broad and deep intellectual property enable its customers to develop more products and better treatments for patients and consumers. Across both development and delivery, its commitment to reliably supply its customers’ and their patients’ needs is the foundation for the value it provides; annually, it produces approximately 73 billion doses for nearly 7,000 customer products, or approximately 1 in every 20 doses of such products taken each year by patients and consumers around the world. The Company believes that through its investments in growth-enabling capacity and capabilities, its ongoing focus on operational and quality excellence, the sales of existing customer products, the introduction of new customer products, its innovation activities and patents, and its entry into new markets, it will continue to benefit from attractive and differentiated margins and realize the growth potential from these areas.
Reportable Segments
In fiscal 2018, the Company engaged in a business reorganization to better align its internal business unit structure with its “Follow the Molecule” strategy and the increased focus on its biologics-related offerings. Under the revised structure, the Company created two operating segments from the former Drug Delivery Solutions segment:
•Biologics and Specialty Drug Delivery, which encompasses biologic cell-line development and manufacturing, development and manufacturing services for blow-fill-seal unit doses, prefilled syringes, vials, and cartridges; analytical development and testing services for large molecules; and development and manufacturing for inhaled products for delivery via metered dose inhalers, dry powder inhalers, and intra-nasal sprays; and
•Oral Drug Delivery, which encompasses comprehensive formulation, development, manufacturing, and analytical development capabilities using advanced processing technologies such as bioavailability enhancement, controlled release, particle size engineering, and taste-masking for solid oral-dose forms.
Each of these two segments reports through a separate management team and ultimately reports to the Company's Chief Executive Officer who is designated as the Chief Operating Decision Maker (“CODM”) for segment reporting purposes. The Company's operating segments are the same as its reporting segments. All prior-period comparative segment information has been restated to reflect the current reportable segments in accordance with Accounting Standards Codification (“ASC”) 280 Segment Reporting, promulgated by the Financial Accounting Standards Board (the “FASB”). The Company's offerings and services are summarized below by reporting segment.
Softgel Technologies
Through its Softgel Technologies segment, the Company provides formulation, development and manufacturing services for soft capsules, or “softgels,” which the Company’s predecessor first commercialized in the 1930s and which have continually been enhanced. The Company is the market leader in overall softgel development and manufacturing and holds the leading market position in the prescription arena. The Company’s principal softgel technologies include traditional softgel capsules, in which the shell is made of animal-derived gelatin, and Vegicaps and OptiShell capsules, in which the shell is made from plant-derived materials. Softgel capsules are used in a broad range of customer products, including prescription drugs, over-the-

counter medications, dietary supplements, unit-dose cosmetics, and animal health medicinal preparations. Softgel capsules encapsulate liquid, paste or oil-based active compounds in solution or suspension within an outer shell. In the manufacturing process, the capsules are formed, filled, and sealed simultaneously. The Company typically performs encapsulation for a product within one of its softgel facilities, with active ingredients provided by customers or sourced directly by the Company. Softgels have historically been used to solve formulation challenges or technical issues for a specific drug, to help improve the clinical performance of compounds, to provide important market differentiation, particularly for over-the-counter medications, and to provide safe handling of hormonal, potent and cytotoxic drugs. The Company also participates in the softgel vitamin, mineral and supplement business in selected regions around the world. With the 2001 introduction of the Company’s plant-derived softgel shell, Vegicaps capsules, consumer health customers have been able to extend the softgel dose form to a broader range of active ingredients and serve patient/consumer populations that were previously inaccessible due to religious, dietary or cultural preferences. In recent years, the Company has extended this platform to pharmaceutical products via its OptiShell capsule offering. The Company’s Vegicaps and OptiShell capsules are protected by patents in most major global markets. Physician and patient studies the Company has conducted have demonstrated a preference for softgels versus traditional tablet and hard capsule dose forms in terms of ease of swallowing, real or perceived speed of delivery, ability to remove or eliminate unpleasant odor or taste and, for physicians, perceived improved patient adherence with dosing regimens. Representative customers of Softgel Technologies include Pfizer, Novartis, Bayer, GlaxoSmithKline, Teva, Johnson & Johnson, Procter & Gamble, and Allergan.
Biologics and Specialty Drug Delivery
The Company’s Biologics and Specialty Drug Delivery segment provides drug substance development and manufacturing, drug product clinical and commercial manufacturing, integrated clinical and commercial supply solutions for protein and gene therapy biologics and specialty small molecules administered via injection, inhalation and ophthalmic routes, using both traditional and advanced delivery technologies. The business has expertise in development as well as scale up and commercial manufacturing. Representative customers of Biologics and Specialty Drug Delivery include Eli Lilly, Teva, Mylan, Roche, Novartis, Sarepta, and Genentech, along with multiple innovative small and mid-tier pharmaceutical and biologics customers.
The Company’s growing biologics offering includes cell-line development based on its advanced and patented GPEx technology, which is used to develop stable, high-yielding mammalian cell lines for both innovator and biosimilar biologic compounds. GPEx technology can provide rapid cell-line development, high biologics production yields, flexibility, and versatility. The Company’s development and manufacturing facility in Madison, Wisconsin has the capability and capacity to produce biologics drug substance from 250L to 4000L scale in single-use reactors, using current good manufacturing practices (“cGMP”) as defined by the FDA and other health regulatory agencies to provide maximum efficiency and flexibility. The fiscal 2018 acquisition of Cook Pharmica LLC (now Catalent Indiana LLC, “Catalent Indiana”) added a biologics-focused contract development and manufacturing organization with capabilities across biologics development, clinical, and commercial drug substance manufacturing, formulation, finished-dose manufacturing, and packaging. In fiscal 2019, the Company continued to expand production capacity in both Madison and Bloomington, starting construction on a fourth drug substance suite at its facility in Madison, Wisconsin and new drug product manufacturing and packaging capacity at its facility in Bloomington, Indiana. The Company’s SMARTag next-generation antibody-drug conjugate technology enables development of antibody-drug conjugates and other protein conjugates with improved efficacy, safety, and manufacturability. In fiscal 2019, the Company launched its OneBio Suite, which provides customers the potential to seamlessly integrate drug substance, drug product, and clinical supply management for products in development, and for integrated commercial supply across both drug substance and product. Combined with offerings from the Company’s other businesses, the Company provides the broadest range of technologies and services supporting the development and launch of new biologic entities, biosimilars, and biobetters to bring a product from gene to commercialization, faster.
The Company’s range of injectable manufacturing offerings includes filling drugs or biologics into pre-filled syringes, cartridges, and vials, with flexibility to accommodate other formats within our existing network, increasingly focused on complex pharmaceuticals and biologics. With the Company’s range of technologies, the segment is able to meet a wide range of specifications, timelines, and budgets. The Company believes that the complexity of the manufacturing process, the importance of experience and know-how, regulatory compliance, and high start-up capital requirements provide it with a substantial competitive advantage in the market. For example, blow-fill-seal is an advanced aseptic processing technology, which uses a continuous process to form, fill with drug or biologic, and seal a plastic container in a sterile environment. Blow-fill-seal units are currently used for a variety of pharmaceuticals in liquid form, such as respiratory, ophthalmic, and otic products. The Company’s sterile blow-fill-seal manufacturing has significant capacity and flexibility in manufacturing configurations. This business provides flexible and scalable solutions for unit-dose delivery of complex formulations such as suspensions and emulsions. Further, the business provides formulation, engineering and manufacturing solutions related to complex containers. The Company’s regulatory expertise can lead to decreased time to commercialization, and its dedicated development production lines support feasibility, stability, and clinical runs. The Company plans to continue to expand its product line in existing and new markets, and in higher margin specialty products with additional respiratory, ophthalmic, injectable, and nasal applications.
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
On May 17, 2019, as described below in Note 3, Business Combinations, the Company acquired Paragon Bioservices, Inc. (“Paragon”), which is focused on the development and manufacture of cutting-edge biopharmaceuticals, including viral vectors used in gene therapies. Paragon partners with biotech and pharma companies to develop and manufacture products based on transformative technologies, including gene therapies based on adeno-associated viruses (“AAV”) and other modalities, next-generation vaccines, oncology immunotherapies (oncolytic viruses and CAR-T cell therapies), therapeutic proteins, and other complex biologics. Paragon brings specialized expertise in AAV vectors, the most commonly used delivery system for gene therapy, as well as capabilities in plasmids and lentivirus vectors manufactured using cGMP and differentiated scientific, development, and manufacturing capabilities that will enhance the Company’s biologics business and end-to-end integrated biopharmaceutical solutions for customers. In June 2019, Paragon agreed to acquire two additional laboratory and manufacturing facilities located in southern Maryland from Novavax, Inc. The Novavax transaction closed in late July 2019.
Oral Drug Delivery
The Company’s Oral Drug Delivery segment provides various advanced formulation development and manufacturing technologies, and related integrated solutions including: clinical development and commercial manufacturing of a broad range of oral dose forms, including our proprietary fast-dissolve Zydis tablets and both conventional immediate and controlled release tablets, capsules, and sachet products. Representative customers of Oral Drug Delivery include Pfizer, Johnson & Johnson, Bayer, Novartis, and Perrigo.
The segment provides comprehensive pre-formulation, development, and cGMP manufacturing at both clinical and commercial scales for traditional and advanced complex oral solid-dose formats, including coated and uncoated tablets, pellet/bead/powder-filled two-piece hard capsules, granulated powders, and other forms of immediate and modified release branded prescription, generic, and consumer products. The Company has substantial experience developing and scaling up products requiring accelerated development timelines, bioavailability or solubility enhancement, specialized handling (e.g., potent or DEA-regulated materials), complex technology transfers, and specialized manufacturing processes. The Company also provides micronization and particle engineering services, which may enhance a drug’s manufacturability or clinical performance. The Company offers comprehensive analytical testing and scientific services and stability testing for small molecules, both to support integrated development programs and on a fee-for-service basis. The Company provides global regulatory and support services for its customers’ clinical strategies during all stages of development. In recent years, the Company has expanded its network of development sites focused on earlier phase compounds, to engage with more customer molecules, earlier, with the intent to provide later stage manufacturing and supporting services as those molecules progress towards commercial approval and beyond. Demand for the segment’s offerings is driven by the need for scientific expertise and depth and breadth of services offered, as well as by the reliability of its supply, including quality, execution, and performance.
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
In August 2018, the Company acquired Juniper Pharmaceuticals, Inc. (“Juniper”), which extends to the U.K. the geographic reach of the early-development and spray-dry dispersion capabilities it gained through its September 2016 acquisition of Pharmatek Laboratories, Inc. (“Pharmatek”).
Clinical Supply Services
The Company’s Clinical Supply Services segment provides manufacturing, packaging, storage, distribution, and inventory management for drugs and biologics in clinical trials. The segment offers customers flexible solutions for clinical supplies production and provides distribution and inventory management support for both simple and complex clinical trials. This includes over-encapsulation where needed; supplying placebos, comparator drug procurement, and clinical packages and kits for physicians and patients; inventory management; investigator kit ordering and fulfillment; and return supply reconciliation and reporting. The segment supports trials in all regions of the world through its facilities and distribution network. In fiscal 2018, the Company completed the second phase of its expansion program in our Kansas City, Missouri facility. Further, in fiscal 2016 and again in fiscal 2018, the Company expanded its Singapore facility by building additional flexible cGMP space, and the Company introduced clinical supply services at its existing 100,000 square foot facility in Japan, expanding its Asia Pacific capabilities. Additionally, in fiscal 2013, the Company established its first clinical supply services facility in China as a joint venture and assumed full ownership in fiscal 2015. The Company opened a second Clinical Supply Services facility in China in fiscal 2019. The Company is the leading provider of integrated development solutions and one of the leading providers of clinical trial supplies. Representative customers of Clinical Supply Services include Merck KGaA, IQVIA, Eli Lilly, AbbVie, and Incyte Corporation.
Basis of Presentation
These financial statements include all of the Company’s subsidiaries, including those operating outside the United States (“U.S.”) and are prepared in accordance with U.S. GAAP. All significant transactions among the Company’s businesses have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, allowance for doubtful accounts, inventory and long-lived asset valuation, goodwill and other intangible asset valuation and impairment, equity-based compensation, income taxes, derivative valuation, and pension plan asset and liability valuation. Actual amounts may differ from these estimated amounts.
Foreign Currency Translation
The financial statements of the Company’s operations outside the U.S. are generally measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of the foreign operations into U.S. dollars are accumulated as a component of other comprehensive income/(loss) utilizing period-end exchange rates. In June 2018, as a result of the three-year cumulative consumer price index exceeding 100%, Argentina was classified as a highly inflationary economy. Beginning on July 1, 2018, the Company accounts for its Argentine operations as highly inflationary, but this change has not had a material effect on the consolidated financial statements.
The currency fluctuation related to certain long-term inter-company loans deemed to not be repayable in the foreseeable future have been recorded within the cumulative translation adjustment, a component of other comprehensive income/(loss). In addition, the currency fluctuation associated with the portion of the Company’s euro-denominated debt designated as a net investment hedge is included as a component of other comprehensive income/(loss). Foreign currency transaction gains and losses calculated by utilizing weighted average exchange rates for the period are included in the statements of operations in “other (income)/expense, net.” Such foreign currency transaction gains and losses include inter-company loans that are repayable in the foreseeable future.
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

Concentrations of Credit Risk and Major Customers
Concentration of credit risk, with respect to accounts receivable, is limited due to the large number of customers and their dispersion across different geographic areas. The customers are primarily concentrated in the pharmaceutical and healthcare industry. The Company normally does not require collateral or any other security to support credit sales. The Company performs ongoing credit evaluations of its customers’ financial conditions and maintains reserves for credit losses. Such losses historically have been within the Company’s expectations. No single customer exceeded 10% of revenue during the fiscal years ended 2019, 2018, and 2017 or 10% of accounts receivable as of the years ended 2019 and 2018.
Inventories
Inventory is stated at the lower of cost or net realizable value, using the first-in, first-out (“FIFO”) method. The Company provides for cost adjustments for excess, obsolete, or slow-moving inventory based on changes in customer demand, technology developments or other economic factors. Inventory consists of costs associated with raw material, labor, and overhead.
Goodwill
The Company accounts for purchased goodwill and intangible assets with indefinite lives in accordance with ASC 350 Goodwill, Intangible and Other Assets. Under ASC 350, goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually. The Company performs an impairment evaluation of goodwill annually during the fourth quarter of its fiscal year or when circumstances otherwise indicate an evaluation should be performed.
The evaluation may begin with a qualitative assessment for each reporting unit to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than its carrying value. Factors considered in a qualitative assessment include, among other things, macroeconomic conditions, industry and market considerations, financial performance of the respective reporting unit and other relevant entity and reporting-unit specific considerations. If the qualitative assessment does not generate a positive response, or if no qualitative assessment is performed, a quantitative assessment, based upon discounted cash flows, is performed and requires management to estimate future cash flows, growth rates, and macroeconomic, industry, and market conditions. In fiscal 2017 and 2018, the Company proceeded immediately to the quantitative assessment, but in fiscal 2019 the Company began its impairment evaluation as of April 1, 2019 with the qualitative assessment.
Based on its qualitative assessments conducted as of April 1, 2019, the Company determined for each reporting unit with goodwill that it was more likely than not that its respective fair value exceeded its carrying value, indicating there was no impairment. For more information regarding goodwill balances at June 30, 2019, see Note 4, Goodwill.
Property and Equipment and Other Definite-Lived Intangible Assets
Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including leasehold improvements and capital lease assets that are amortized over the shorter of their useful lives or the terms of the respective leases. The Company generally uses the following range of useful lives for its property and equipment categories: buildings and improvements—5 to 50 years; machinery and equipment—3 to 10 years; and furniture and fixtures—3 to 7 years. Depreciation expense was $140.4 million for the fiscal year ended June 30, 2019, $127.5 million for the fiscal year ended June 30, 2018, and $102.2 million for the fiscal year ended June 30, 2017. Depreciation expense includes amortization of assets related to capital leases. The Company charges repairs and maintenance costs to expense as incurred. The amount of capitalized interest was immaterial for all periods presented.
Intangible assets with finite lives, including customer relationships, patents, and trademarks, are amortized over their useful lives. The Company also capitalizes certain computer software and development costs in other intangibles, net, when incurred in connection with developing or obtaining computer software for internal use. Capitalized software costs are amortized over the estimated useful lives of the software, which generally range from 3 to 5 years. The Company evaluates the recoverability of its other long-lived assets, including amortizing intangible assets, if circumstances indicate impairment may have occurred pursuant to ASC 360 Property, Plant and Equipment. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an un-discounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the consolidated statements of operations. Fair value is determined based on assumptions the Company believes marketplace participants would utilize and comparable marketplace information in similar arm’s length transactions. The Company recorded impairment charges related to definite-lived intangible assets and property, plant, and equipment of $5.1 million, $8.7 million, and $9.8 million, for the fiscal years ended June 30, 2019, 2018, and 2017, respectively.

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
Effective June 30, 2016, the approach used to estimate the service and interest components of net periodic benefit cost for benefit plans was changed to provide a more precise measurement of such costs. Historically, the Company estimated these service and interest components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. Going forward, the Company has elected to utilize an approach that discounts the individual expected cash flows using the applicable spot rates derived from the yield curve over the projected cash flow period. The Company has accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and accordingly has accounted for it prospectively.
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
Derivative Instruments and Hedging Activities
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
Specifically, the Company is exposed to fluctuations in the euro-U.S. dollar exchange rate on its investments in foreign operations in Europe. While the Company does not actively hedge against changes in foreign currency, it has mitigated the exposure of investments in its European operations through a net-investment hedge by denominating a portion of its debt in euros. In addition, as discussed in Note 9, Derivative Instruments and Hedging Activities, the Company has determined that an aspect of the dividend-rate adjustment feature of the Company’s convertible Series A Preferred Stock (as defined below, see Note 13, Redeemable Preferred Stock—Series A Preferred) should be accounted for as a derivative liability.
Fair Value
The Company is required to measure certain assets and liabilities at fair value, either upon initial measurement or for subsequent accounting or reporting. The Company uses fair value extensively in the initial measurement of net assets acquired in a business combination and when accounting for and reporting on certain financial instruments. The Company estimates fair value using an exit price approach, which requires, among other things, that it determine the price that would be received to sell an asset or paid to transfer a liability in an orderly market. The determination of an exit price is considered from the perspective of market participants, considering the highest and best use of assets and, for liabilities, assuming the risk of non-performance will be the same before and after the transfer. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. When estimating fair value, depending on the nature and complexity of the assets or liability, the Company may use one or all of the following approaches:
•Market approach, which is based on market prices and other information from market transactions involving identical or comparable assets or liabilities.
•Cost approach, which is based on the cost to acquire or construct comparable assets less an allowance for functional and/or economic obsolescence.
•Income approach, which is based on the present value of the future stream of net cash flows.

These fair value methodologies depend on the following types of inputs:
•Quoted prices for identical assets or liabilities in active markets (called Level 1 inputs).
•Quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are directly or indirectly observable (called Level 2 inputs).
•Unobservable inputs that reflect estimates and assumptions (called Level 3 inputs).
Certain investments that are measured at fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
•
Self-Insurance
The Company is partially self-insured for certain employee health benefits and partially self-insured for property losses and casualty claims. The Company accrues for losses based upon experience and actuarial assumptions, including provisions for losses incurred but not reported.
Accumulated Other Comprehensive Income/(Loss)
Accumulated other comprehensive income, which is reported in the accompanying consolidated statements of changes in shareholders’ equity, consists of net earnings, foreign currency translation, and defined benefit pension plan changes.
Research and Development Costs
The Company expenses research and development costs as incurred. It records costs incurred in connection with the development of new offerings and manufacturing process improvements within selling, general, and administrative expenses. Such research and development costs amounted to $3.3 million, $6.3 million, and $7.0 million for the fiscal years ended June 30, 2019, June 30, 2018, and June 30, 2017, respectively. The Company records within cost of sales the costs it incurred in connection with the research and development services that it provided to customers and services it performed for customers in support of the commercial manufacturing process. This second type of research and development costs amounted to $51.2 million, $46.2 million, and $45.8 million for the fiscal years ended June 30, 2019, June 30, 2018, and June 30, 2017, respectively.
Earnings/(Loss) Per Share
The Company reports net earnings per share in accordance with ASC 260 Earnings per Share. The Company computes basic earnings per share for the Common Stock using the two-class method by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. The Series A Preferred Stock, due to its convertible feature, is participating in nature; accordingly, the outstanding shares of Series A Preferred Stock are included in the two-class method. Diluted earnings per common share measures the performance of the Company over the reporting period while giving effect to all potential common shares that were dilutive and outstanding during the period. The denominator includes the weighted average number of basic shares and the number of additional common shares that would have been outstanding if the potential common shares that were dilutive had been issued, and is calculated using either the two-class, treasury stock or if-converted method, whichever is more dilutive.
Income Taxes
In accordance with ASC 740 Income Taxes, the Company accounts for income taxes using the asset and liability method. The asset and liability method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company’s assets and liabilities. The Company measures deferred tax assets and liabilities using enacted tax rates in the respective jurisdictions in which it operates. In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that the Company will be able to realize some or all of the deferred tax assets. The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in each of its tax jurisdictions. The number of years with open tax audits varies by tax jurisdiction. A number of years may lapse before a particular matter is audited and finally resolved. The Company applies ASC 740 to determine the accounting for uncertain tax positions. This standard clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before the Company may recognize the position in its financial statements. The standard also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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
The terms of the Company’s equity-based compensation plans permit an employee holding vested stock options or restricted stock units to elect to have the Company withhold a portion of the shares otherwise issuable upon the employee’s exercise of the option or grant, a so-called “net settlement transaction,” as a means of paying the exercise price, meeting tax withholding requirements, or both.
Marketable Securities
Marketable securities consist of investments that have a readily determinable fair value based on quoted market price of the investment, which is considered a Level 1 fair value measurement. Under ASC 321, Investments—Equity Securities, these investments are classified as available-for-sale and are reported at fair value in other assets on the Company’s consolidated balance sheets. Unrealized holding gains and losses are reported within other expense, net on the Company’s consolidated statements of operations.
Recent Financial Accounting Standards
Recently Adopted Accounting Standards
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which was codified as ASC 606 and superseded nearly all existing revenue-recognition guidance. The guidance’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, the guidance creates a five-step model that requires a company to exercise judgment when considering the terms of the contracts and all relevant facts and circumstances. The five steps require a company to identify customer contracts, identify the separate performance obligations, determine the transaction price, allocate the transaction price to the separate performance obligations, and recognize revenue when or as each performance obligation is satisfied. The guidance allows for either full retrospective adoption, where the standard is applied to all periods presented, or modified retrospective adoption, where the standard is applied only to the most current period presented in the financial statements. The Company adopted the guidance as of July 1, 2018 using the modified retrospective approach applied to contracts that were not completed as of that date. The Company recorded a cumulative effect adjustment to the fiscal 2019 opening balance of its accumulated deficit upon adoption of this guidance, which decreased beginning accumulated deficit by $15.1 million.
The following table provides the impact of adopting the guidance on the Company’s financial statements:

	Year Ended June 30, 2019
(Dollars in millions)	As Reported	Effects of Change	Amount without Adoption of ASC 606
Net revenue	$2,518.0	$79.9	$2,597.9
Cost of sales	1,712.9	91.3	1,804.2
Gross margin	805.1	(11.4)	793.7
Earnings from operations before income taxes	160.3	(11.4)	148.9
Income tax expense	22.9	(5.9)	17.0
Net earnings/(loss)	$137.4	$(5.5)	$131.9
The principal impact of ASC 606 on the Company’s consolidated balance sheets is the decrease in accumulated deficit described above.
The adoption of ASC 606 resulted in three primary changes as compared to the previous revenue recognition guidance: (a) revenue from commercial product supply is recognized following successful completion of the required quality assurance process where it was previously recognized upon shipment of the product to the customer; (b) earlier recognition of revenue from certain commercial supply contract cancellations is recognized as variable consideration as the Company’s performance obligations are satisfied rather than only upon agreement of the amount with the customer; and (c) revenue from sourcing comparator drug product for clinical supply services is recorded net of the cost of procuring it rather than at full value with a corresponding expense. Refer to Note 2, Revenue Recognition for further discussion of the Company’s revenue recognition policy.
In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires entities to report the service cost component of the net periodic benefit cost in the same income statement line as other compensation costs arising from services rendered by employees during the reporting period. The other components of the net benefit costs will be presented in the income statement separately from the service cost and below the income from operations subtotal. The Company adopted this guidance as of July 1, 2018, on a retrospective basis, which had an effect on the consolidated statement of operations for fiscal 2018. The following table summarizes the Company’s As Previously Reported and As Adjusted changes to the consolidated statement of operations for fiscal 2018:

	Year Ended June 30, 2018
(Dollars in millions)	As Previously Reported	As Adjusted
Selling, general, and administrative expenses	$462.6	$464.8
Operating earnings	271.1	268.9
Other expense, net	$7.7	$5.5
In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI), which permits an entity to reclassify to retained earnings the stranded tax effects caused by the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) on items within accumulated other comprehensive income/(loss). The ASU will be effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. The Company adopted this guidance and elected not to reclassify the income tax effects stranded in accumulated other comprehensive income to retained earnings and, as a result, there was no impact on the Company’s consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which reduces the complexity of and simplifies the application of hedge accounting by issuers. The ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. The Company early adopted this guidance as of July 1, 2018 on a prospective basis. The adoption of this guidance was not material to the Company’s consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when an entity will apply modification accounting for changes to stock-based compensation arrangements. Modification accounting applies if the value, vesting conditions, or classification of an award changes. The Company adopted this guidance prospectively at the beginning of fiscal 2019. The adoption of this guidance was not material to the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides additional guidance on the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The Company adopted this guidance prospectively at the beginning of fiscal 2019. The adoption of this guidance was not material to the Company’s consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which changes the accounting for equity investments and financial liabilities under the fair value option, and presentation and disclosure requirements for financial instruments. The ASU requires equity investments with readily determinable fair values to be measured at fair value and to recognize change in fair value in net earnings. The ASU is not applicable to equity investments accounted for under the equity method of accounting or those that result in consolidation of the investee. The Company adopted this guidance at the beginning of fiscal 2019. The adoption of this guidance was not material to the Company’s consolidated financial statements.
New Accounting Standards Not Adopted as of June 30, 2019
In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging and Topic 825, Financial Instruments, which clarifies certain hedge accounting guidance. The ASU will be effective for the Company in fiscal 2020. The Company does not expect the adoption of the guidance to have a material impact on its consolidated financial statements.
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
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The ASU will be effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years and allow for either a retrospective or prospective application. The Company does not expect the adoption of the guidance to have a material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plan, which removes certain disclosures and added additional disclosures around weighted-average interest crediting rates for cash balance plans and explanation for significant gains and losses related to change in the benefit obligation for the period. The ASU will be effective for fiscal years beginning after December 15, 2020 with a retrospective application for all periods presented. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduces a new accounting model known as Credit Expected Credit Losses (“CECL”). CECL requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models in current GAAP, which generally require that a loss be incurred before it is recognized. The new standard will also apply to receivables arising from revenue transactions such as contract assets and accounts receivables. The ASU will be effective for fiscal years beginning after December 15, 2019. The Company does not expect the adoption of the guidance to have a material impact to its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will supersede ASC 840 Leases. The new guidance requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases and will be effective for public reporting entities in annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The guidance is required to be adopted using the modified retrospective approach. The Company adopted the guidance on July 1, 2019, and anticipates that most of its operating leases will result in the recognition of additional assets and corresponding liabilities on its consolidated balance sheets. The Company elected the transition method that allows for the application of the standard at the adoption date rather than at the beginning of the earliest comparative period presented in the financial statements. The Company has selected a lease accounting tool and made progress in validating lease data for contracts that are in the Company’s current lease portfolio and continues to assess the impact. The Company expects the additional assets and liabilities it will recognize on its balance sheet as a result of the adoption of this standard to be approximately 1% of total assets and liabilities, respectively.
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
The Company’s customer contracts generally include provisions entitling the Company to a termination penalty when the customer invokes its contractual right to terminate prior to the contract’s nominal end date. The termination penalties in the customer contracts vary but are generally considered substantive for accounting purposes and create enforceable rights and obligations throughout the stated duration of the contract. The Company accounts for a contract cancellation as a contract modification in the period in which the customer invokes the termination provision. The determination of the contract termination penalty is based on the terms stated in the related customer agreement. As of the modification date, the Company updates its estimate of the transaction price using the expected value method, subject to constraints, and recognizes the amount over the remaining performance period.
The Company generally expenses sales commissions as incurred because either the amortization period is one year or less, or the balance with an amortization period greater than one year is not material.
The following table reflects revenue for the twelve months ended June 30, 2019 by type of activity and reporting segment (in millions):

	Softgel Technologies	Biologics & Specialty Drug Delivery	Oral Drug Delivery	Clinical Supply Services	Total
Manufacturing & commercial product supply	$806.1	$379.5	$403.0	$—	$1,588.6
Development services	66.0	362.6	216.9	—	645.5
Clinical supply services	—	—	—	321.4	321.4
Total	$872.1	$742.1	$619.9	$321.4	$2,555.5
		Inter-segment revenue elimination			(37.5)
			Combined net revenue		$2,518.0

The following table allocates revenue by the location where the goods were made or the service performed:

(Dollars in millions)	Twelve Months Ended June 30, 2019
United States	$1,317.3
Europe	842.1
Other international locations	433.8
Elimination of revenue attributable to multiple locations	(75.2)
Total	$2,518.0
Development Services Revenue
Development services contracts generally take the form of short-term, fee-for-service arrangements. Performance obligations vary, but frequently include biologic cell-line development, performing formulation, analytical stability, or other services related to product development, and providing manufacturing services for products that are under development or otherwise not intended for commercial sale. The transaction prices for these arrangements are fixed and include amounts stated in the contracts for each promised service, and each service is generally considered to be a separate performance obligation. The Company recognizes revenue over time because there is no alternative use to the Company for the asset created and the Company has an enforceable right to payment for performance completed as of that date.
The Company measures progress toward the completion of its performance obligations satisfied over time based on the nature of the services to be performed. For certain types of arrangements related to biologic cell-line development, revenue is recognized over time and measured using an output method based on the completion of tasks and activities that are performed to satisfy a performance obligation. For all other types of arrangements, revenue is recognized over time and measured using an input method based on effort expended. Each of these methods provides an appropriate depiction of the Company’s progress toward fulfilling its performance obligations for its respective arrangement. In certain development services arrangements that require a portion of the contract consideration to be received in advance at the commencement of the contract, such advance payment is initially recorded as a contract liability.
The Company allocates consideration to each performance obligation using the “relative standalone selling price” as defined under ASC 606. Generally, the Company utilizes observable standalone selling prices in its allocations of consideration. If observable standalone selling prices are not available, the Company estimates the applicable standalone selling price using an adjusted market assessment approach, representing the amount that the Company believes the market is willing to pay for the applicable service. Payment is typically due 30 to 90 days following the completion of services provided to the customer, based on the payment terms set forth in the applicable customer agreement.

Manufacturing & Commercial Product Supply Revenue
Manufacturing and commercial product supply revenue consists of revenue earned by manufacturing products supplied to customers under long-term commercial supply arrangements. In these arrangements, the customer typically owns and supplies the active pharmaceutical ingredient, or API, that is used in the manufacturing process. The contract generally includes the terms of the manufacturing services and related product quality assurance procedures to comply with regulatory requirements. Due to the regulated nature of the Company’s business, these contract terms are highly interdependent and, therefore, are considered to be a single combined performance obligation. The transaction price is generally stated in the agreement as a fixed price per unit, with no contractual provision for a refund or price concession. Control is transferred to the customer over time, creating a corresponding right to recognize the related revenue, because there is no alternative use to the Company for the asset created and the Company has an enforceable right to payment for performance completed as of that date. Progress is measured based on the units of product that have successfully completed the contractually required product quality assurance process, as the conclusion of that process generally defines the time when the applicable contract and the related regulatory requirements permit the customer to exercise control over the product’s disposition. The customer is typically responsible for arranging the shipping and handling of product following quality assurance.
Payment is typically due 30 to 90 days after the goods are shipped as requested by the customer, based on the payment terms set forth in the applicable customer agreement.
Clinical Supply Services Revenue
Clinical supply services contracts generally take the form of fee-for-service arrangements. Performance obligations for clinical supply services revenue typically include a combination of the following services: the manufacturing, packaging, storage, distribution, destruction, and inventory management of customer clinical trials materials. Performance obligations can also include the sourcing of comparator drug products on behalf of customers to be used in clinical trials to compare performance with the drug under clinical investigation. In certain arrangements, the Company recognizes revenue over time when the Company satisfies performance obligations. Satisfaction of the performance obligations is measured using an input method measure of progress based on effort expended by the Company. In other arrangements, revenue is recognized at the point in time when control transfers, which occurs upon either the delivery of the related output of the service to the customer or the completion of quality testing with respect to the product, and the Company has an enforceable right to payment based on the terms of the arrangement. Payment is typically due 30 to 90 days following the completion of services provided to the customer based on the payment terms set forth in the applicable customer agreement.
The Company records revenue for comparator sourcing arrangements on a net basis because it is acting as an agent that does not control the product or service before it is transferred to the customer. Payment for comparator sourcing activity is typically received in advance at the commencement of the contract and is initially recorded as a contract liability.
Licensing Revenue
The Company occasionally enters into arrangements with its customers that include licenses of functional intellectual property, including patents, or other intangible property (“out-licensing”). Revenue from such arrangements are within the scope of ASC 606. The Company does not have any material license arrangement that contains more than one performance obligation. The terms of such out-licensing arrangements include the license of functional intellectual or intangible property (primarily drug formulae) and typically provide for payment by the licensee of one or more of the following: non-refundable, up-front license fees or royalties on net sales of licensed products. The Company recognizes revenue from nonrefundable, up-front license fees when the licensed intellectual property is made available for the customer’s use and benefit, which is generally at the inception of the arrangement. Royalty payments from such arrangements are recognized when subsequent sale or usage of an item subject to the royalty occurs and the performance obligation to which royalty relates is satisfied.
Contract Liabilities
Contract liabilities relate to cash consideration that the Company receives in advance of satisfying the related performance obligations. Changes in the contractual liabilities balance during the twelve months ended June 30, 2019 are as follows:

(Dollars in millions)
Balance at June 30, 2018	$100.9
Balance at June 30, 2019	$177.4
Revenue recognized in the period from:
Amounts included in contracts liability at the beginning of the period	$55.6

3. BUSINESS COMBINATIONS
Paragon Bioservices, Inc. Acquisition Transaction Overview
On May 17, 2019, the Company acquired 100% of the equity interest in Paragon for an aggregate nominal purchase price of $1,192.1 million, subject to adjustment, in order to enhance the Company’s end-to-end integrated biopharmaceutical solutions. Paragon is a leading contract development and manufacturing organization (“CDMO”) focused on the development and manufacturing of cutting-edge biopharmaceuticals, including viral vectors used in gene therapies.
The Company accounted for the transaction using the acquisition method of accounting for business combinations, in accordance with ASC 805 Business Combinations. The total consideration was (in millions):

Cash paid at closing	$1,182.1
Non-cash consideration	10.0
Total consideration	$1,192.1
The operating results of Paragon have been included in the Company’s consolidated financial statements for the period following the acquisition date. For the period from the acquisition date through June 30, 2019, Paragon’s net revenue was $28.9 million and pre-tax earnings were $1.1 million. Transaction costs incurred as a result of the acquisition of $10.0 million are included in selling, general, and administrative expenses for the fiscal year ended June 30, 2019.
Paragon Valuation Assumptions and Preliminary Purchase Price Allocation
The Company estimated fair values at the date of acquisition for the preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed. During the measurement period ending no later than one year after the acquisition date, the Company will continue to obtain information to assist in finalizing the fair values of the net assets acquired, which may differ materially from these preliminary estimates. Amounts subject to finalization include working capital adjustments and income taxes. If any measurement period adjustment is material, the Company will record such adjustment, including any related impact on net income, in the reporting period in which the adjustment is determined.
The preliminary purchase price allocation to assets acquired and liabilities assumed in the transaction is (in millions):

Property, plant, and equipment	$163.2
Identifiable intangible assets	392.3
Other net assets	(63.0)
Deferred revenue	(73.2)
Deferred income taxes	(42.5)
Total identifiable net assets	376.8
Goodwill	815.3
Total assets acquired and liabilities assumed	$1,192.1
The carrying value of trade receivables, raw materials inventory, and trade payables, as well as certain other current and non-current assets and liabilities, generally represented the fair value at the date of acquisition.
Property, plant, and equipment was valued using the cost approach, which is based on current replacement and/or reproduction cost of the asset as new, less depreciation attributable to physical, functional, and economic factors. The Company then determined the remaining useful life based on the anticipated life of the asset and Company policy for similar assets.
Customer-relationship intangible assets of $389.0 million were valued using the multi-period, excess-earnings method, a method that values the intangible asset using the present value of the after-tax cash flows attributable to the intangible asset only. The significant assumptions used in developing the valuation included the estimated annual net cash flows (including application of an appropriate margin to forecasted revenue, selling and marketing costs, return on working capital, contributory asset charges, and other factors), the discount rate that appropriately reflects the risk inherent in each future cash flow stream, and an assessment of the asset’s life cycle, as well as other factors. The assumptions used in the financial forecasts were based on historical data, supplemented by current and anticipated growth rates, management plans, and market-comparable information. Fair-value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. Preliminary assumptions may change and may result in significant changes to the final valuation. The customer relationship intangible asset has a weighted average useful life of 13 years.

Goodwill has preliminarily been allocated to our Biologics and Specialty Drug Delivery segment as shown in Note 4, Goodwill. Goodwill is mainly comprised of the following: growth from an expected increase in capacity utilization, potential new customers, and advanced gene therapy development and manufacturing capabilities. Goodwill is not deductible for tax purposes.
Paragon Pro Forma Results
The following table provides pro forma results for the Company, prepared in accordance with ASC 805, for the fiscal years ended June 30, 2019 and June 30, 2018, as if the Company had acquired Paragon as of July 1, 2017 (in millions):

	For the Year Ended
	June 30, 2019	June 30, 2018
Revenue	$2,638.8	$2,535.1
Net earnings	116.0	28.0
The pro forma financial information was prepared based on the historical information of Catalent and Paragon. In order to reflect the acquisition on July 1, 2017, the pro forma financial information includes the impact of incremental stock-based compensation expenses attributable to the acquisition, incremental amortization expense to be incurred based on the fair values of the intangible assets acquired, the incremental depreciation expense related to the fair-value adjustments associated with Paragon's property, plant, and equipment, the additional interest expense associated with the issuance of debt to finance the acquisition, the shares issued to finance the acquisition, the acquisition, integration, and financing-related costs incurred, and income tax-related adjustments for the fiscal years ended June 30, 2019 and 2018, respectively. The results do not include any anticipated cost savings or other effects associated with integrating Paragon into the rest of the Company. Pro forma amounts are not necessarily indicative of results had the acquisition occurred on July 1, 2017 or of future results.
Juniper Pharmaceuticals Acquisition
On August 14, 2018, Operating Company acquired Juniper through a tender offer and back-end merger, pursuant to the terms of an agreement and plan of merger (the “Juniper Merger Agreement”), and Juniper became a wholly owned subsidiary of Operating Company. Under the terms of the Juniper Merger Agreement, all outstanding options to purchase Juniper shares were canceled in exchange for cash equal to the product of the number of Juniper shares subject to the option and the difference between the price per share paid in the tender offer and the exercise price. Similarly, all outstanding restricted stock units in respect of Juniper shares were canceled in exchange for cash equal to the product of the number of units and the price per share paid in the tender offer. Juniper has expertise in formulation development and supply and augments the Company's pre-existing portfolio of solid-state screening, pre-formulation, formulation, analytical, and bioavailability enhancement solutions, including the development of drug products produced using spray-dried dispersion, with integrated development, analytical, and clinical manufacturing. Juniper also owns the ex-U.S. rights to and supplies for sale to its licensee of such rights CRINONE®, a reproductive therapy. The primary operations of the acquired business are located in an owned facility aggregating 38,000 square feet in Nottingham, U.K., and Juniper has been included in the results of the Oral Drug Delivery segment since the acquisition.
The aggregate purchase consideration, net of cash acquired, of $127.5 million was funded by cash on hand. As a result of the preliminary fair value allocations, the Company recognized intangible assets of $69.0 million and $11.0 million for product relationships and customer relationships, respectively. The remainder of the fair value was allocated to tangible assets acquired and goodwill.
Pending Acquisitions as of June 30, 2019
On June 15, 2019, Operating Company and Bristol-Myers Squibb S.r.l. (“BMS”), entered into a Sale and Purchase Agreement for the acquisition of BMS’s oral solid, biologics, and sterile product manufacturing and packaging facility in Anagni, Italy (“Anagni”) for consideration of €45.0 million, subject to adjustment, plus the value of initiating certain services to aid the transition from BMS to Company ownership. At the closing of this acquisition, BMS will enter into a five-year agreement with respect to the continuing supply by the Company of certain products currently produced at the Anagni facility.
Adding Anagni to the Company’s global network will expand its biologics drug product offering in Europe, which the Company expects will enable it to both capture a larger segment of the biologics market in that region and complement its existing European sterile fill/finish capabilities. The acquisition will also add oral solid manufacturing and packaging capacity to augment the Company's current capabilities in Europe.
The Anagni acquisition is expected to close during the second quarter of fiscal 2020.

On June 26, 2019, Paragon and Novavax Inc. (“Novavax”) entered into agreements pursuant to which Paragon obtained the right to acquire, for $18.0 million plus the value of certain inventory, Novavax’s rights under two facility leases in southern Maryland, equipment needed to operate those facilities, related other assets, including certain raw material inventory, and the right to assume the employment of more than 100 Novavax employees located at those facilities in the areas of operations, quality, and product development, among other things. Novavax also entered into an agreement for Paragon to provide services from these facilities to Novavax. The transactions contemplated by these agreements closed in late July 2019. The Novavax facility acquisition will expand Paragon’s early-development capabilities and supplement Paragon’s pool of experienced biologics operatives to support its growth.

4. GOODWILL
The following table summarizes the changes from June 30, 2017, to June 30, 2018 and then to June 30, 2019 in the carrying amount of goodwill in total and by reporting segment:

(Dollars in millions)	Softgel Technologies	Drug Delivery Solutions	Biologics and Specialty Drug Delivery	Oral Drug Delivery	Clinical Supply Services	Total
Balance at June 30, 2017	$415.2	$477.2	$—	$—	$151.7	$1,044.1
Additions	0.4	—	341.9	—	—	342.3
Reallocation	—	(477.2)	163.8	313.4	—	—
Divestitures	(0.9)	—	—	—	—	(0.9)
Foreign currency translation adjustments	0.5	—	—	6.5	4.7	11.7
Balance at June 30, 2018	415.2	—	505.7	319.9	156.4	1,397.2
Additions	—	—	815.3	25.3	—	840.6
Foreign currency translation adjustments	(6.0)	—	(1.0)	(4.9)	(5.0)	(16.9)
Balance at June 30, 2019	$409.2	$—	$1,320.0	$340.3	$151.4	$2,220.9
The increase in goodwill in fiscal 2019 in the Biologics and Specialty Drug Delivery and Oral Drug Delivery segments relates to the Paragon and Juniper acquisitions, respectively. See Note 1, Basis of Presentation and Summary of Significant Accounting Policies and Note 3, Business Combinations.
5. DEFINITE-LIVED LONG-LIVED ASSETS
The Company’s definite-lived long-lived assets include property, plant, and equipment as well as certain categories of intangible assets with definite lives. Refer to Note 18, Supplemental Balance Sheet Information for details related to property, plant, and equipment.
The details of other intangible assets subject to amortization as of June 30, 2019 and June 30, 2018 are as follows (in millions):

June 30, 2019	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangibles:
Core technology	18 years	$168.2	$(105.6)	$62.6
Customer relationships	14 years	981.1	(182.5)	798.6
Product relationships	11 years	275.5	(213.9)	61.6
Other	4 years	9.3	(1.3)	8.0
Total intangible assets		$1,434.1	$(503.3)	$930.8

June 30, 2018	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangibles:
Core technology	18 years	$170.8	$(85.3)	$85.5
Customer relationships	14 years	587.0	(140.9)	446.1
Product relationships	12 years	210.5	(197.2)	13.3
Total intangible assets		$968.3	$(423.4)	$544.9
Amortization expense was $88.2 million, $62.6 million, and $44.3 million for the fiscal years ended June 30, 2019, 2018, and 2017, respectively. Future amortization expense for the next five fiscal years is estimated to be:

(Dollars in millions)	2020	2021	2022	2023	2024
Amortization expense	$86.8	$86.7	$85.9	$85.6	$85.3
The Company impaired definite-lived intangible assets of $0.0 million, $0.6 million and $3.4 million in the fiscal years ended June 30, 2019, 2018 and 2017, respectively. During the fiscal year ended June 30, 2019, the Company recorded $12.3 million of accelerated amortization related to an intangible property licensing right.
6.  RESTRUCTURING AND OTHER COSTS
Restructuring Costs
The Company has implemented plans to restructure certain operations, both domestically and internationally. The restructuring plans focused on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount and aligning operations in a strategic and more cost-efficient structure. In addition, the Company may incur restructuring charges in the future in cases where a material change in the scope of operation with its business occurs. Employee-related costs consist primarily of severance costs and also include outplacement services provided to employees who have been involuntarily terminated. Facility exit and other costs consist of accelerated depreciation, equipment relocation costs and costs associated with planned changes to the Company's facilities to streamline its operations.
Other Costs/(Income)
Other costs include settlement charges for claim amounts that the Company deemed to be both probable and reasonably estimable, but where the Company is not currently in a position to record under U.S. GAAP any insurance recovery with respect to such costs. The claims relate to a former temporary suspension of operations at a softgel manufacturing facility.
The following table summarizes the costs recorded within restructuring and other costs:

	Year ended June 30,
(Dollars in millions)	2019	2018	2017
Restructuring costs:
Employee-related reorganization	$14.1	$11.9	$7.9
Facility exit and other costs	—	0.4	(1.7)
Total restructuring costs	$14.1	$12.3	$6.2
Other - Temporary suspension customer claims (recoveries)	$—	$(2.1)	$1.8
Total restructuring and other costs	$14.1	$10.2	$8.0

7. LONG-TERM OBLIGATIONS AND SHORT-TERM BORROWINGS
Long-term obligations and short-term borrowings consist of the following at June 30, 2019 and June 30, 2018:

(Dollars in millions)	Maturity as of June 30, 2019	June 30, 2019	June 30, 2018
Senior Secured Credit Facilities
Term loan facility incremental dollar term B-2	May 2026	$936.2	$—
Term loan facility U.S. dollar-denominated	May 2024	—	1,228.4
Term loan facility euro-denominated	May 2024	346.8	358.9
Revolving credit facility	May 2024	—	—
Euro-denominated 4.75% Senior Notes due 2024	December 2024	428.3	438.4
U.S. dollar-denominated 4.875% Senior Notes due 2026	January 2026	444.6	443.8
U.S. dollar-denominated 5.00% Senior Notes due 2027	July 2027	492.1	—
Deferred purchase consideration	October 2021	143.9	188.9
Capital lease obligations	2020 to 2044	167.3	60.8
Other obligations	2019 to 2020	0.1	2.1
Total		2,959.3	2,721.3
Less: Current portion of long-term obligations and other short-term borrowings		76.5	71.9
Long-term obligations, less current portion		$2,882.8	$2,649.4
Senior Secured Credit Facilities and Fourth Amendment
In May 2019, Operating Company completed a fourth amendment (the “Fourth Amendment”) to its Amended and Restated Credit Agreement, dated as of May 20, 2014 (as amended through the Fourth Amendment, the “Credit Agreement”). As part of the Fourth Amendment, Operating Company borrowed $950 million aggregate principal amount of incremental term B loans (the “Incremental Dollar Term B-2 Loans”) and replaced the existing revolving credit commitments of $200 million with new revolving credit commitments of $550 million (the “Incremental Revolving Credit Commitments”). The Incremental Dollar Term B-2 Loans constitute a new class of U.S. dollar-denominated term loans under the Credit Agreement with the same principal terms as the then-existing U.S. dollar-denominated term loans. The proceeds of the Incremental Dollar Term B-2 Loans were used to pay the fees and expenses related to the Fourth Amendment, a voluntary prepayment of $300 million principal amount of outstanding U.S. dollar-denominated term loans under the Credit Agreement, and a portion of the consideration for the Paragon acquisition due at its closing. The Incremental Dollar Term B-2 Loans will mature at the earlier of (1) May 17, 2026 and (2) the 91st day prior to the maturity of Operating Company’s 4.75% senior unsecured notes due 2024 (the “Euro Notes”) or a permitted refinancing thereof, if on such 91st day any of the Euro Notes remain outstanding. There is a prepayment premium of 1.00% to any principal amount of the Incremental Dollar Term B-2 Loans that is subject to a repricing event during the first six-month period after the Fourth Amendment effective date. The Incremental Revolving Credit Commitments constitute revolving credit commitments under the Credit Agreement with the same principal terms as the previously existing revolving credit commitments under the Credit Agreement. The maturity date for the revolving loans is now the earlier of (1) May 17, 2024 and (2) the 91st day prior to the maturity of any dollar term loans or euro term loans under the Credit Agreement, or any permitted refinancing thereof, if on such 91st day any of such dollar term loans or euro term loans remain outstanding. Under the Credit Agreement, the applicable rate for U.S. dollar-denominated term loans, including the Incremental Dollar Term B-2 is LIBOR (the London Interbank Offered Rate, subject to a floor of 1.00%) plus 2.25%, and the applicable rate for euro-denominated term loans is Euribor (the Euro Interbank Offered Rate published by the European Money Markets Institute, subject to a floor of 1.00%) plus 1.75%. The applicable rate for the revolving loans is initially LIBOR plus 2.25%, and such rate can additionally be reduced to LIBOR plus 2.00% in future periods based on a measure of Operating Company's total leverage ratio. The euro-denominated term loans will mature in May 2024.
In July 2018, the Company completed the 2018 Equity Offering (as defined in Note 12, Equity and Accumulated Other Comprehensive Income/(Loss)) and used the net proceeds of $445.5 million and cash on hand to repay $450.0 million of the borrowings then-outstanding under the U.S. dollar-denominated term loans.
As of June 30, 2019, the Company has $543.4 million of un-utilized capacity and $6.6 million of outstanding letters of credit under the $550 million revolving credit facility.

Euro-denominated 4.75% Senior Notes due 2024
In December 2016, Operating Company completed a private offering of €380.0 million aggregate principal amount of the Euro Notes. The Euro Notes are fully and unconditionally guaranteed, jointly and severally, by all of the wholly owned U.S. subsidiaries of Operating Company that guarantee its senior secured credit facilities. The Euro Notes were offered in the U.S. to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and outside the U.S. only to non-U.S. investors pursuant to Regulation S under the Securities Act. The Euro Notes will mature on December 15, 2024, bear interest at the rate of 4.75% per annum and are payable semi-annually in arrears on June 15 and December 15 of each year.
U.S. dollar-denominated 4.875% Senior Notes due 2026
In October 2017, Operating Company completed a private offering of $450.0 million aggregate principal amount of 4.875% Senior Notes due 2026 (the “USD 2026 Notes”). The USD 2026 Notes are fully and unconditionally guaranteed, jointly and severally, by all of the wholly owned U.S. subsidiaries of Operating Company that guarantee its senior secured credit facilities. The USD 2026 Notes were offered in the U.S to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the U.S only to non-U.S. investors pursuant to Regulation S under the Securities Act. The USD 2026 Notes will mature on January 15, 2026, bear interest at the rate of 4.875% per annum, and are payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2018. The net proceeds of the USD 2026 Notes offering, after payment of the initial purchasers' discount and related fees and expenses, were used to fund a portion of the consideration for the Catalent Indiana acquisition due at its closing.
U.S. dollar-denominated 5.00% Senior Notes due 2027
In June 2019, Operating Company completed a private offering of $500.0 million aggregate principal amount of 5.00% Senior Notes due 2027 (the “USD 2027 Notes” and, together with the USD 2026 Notes, the “USD Notes”; and the USD Notes and Euro Notes together, the “Senior Notes”). The USD 2027 Notes are fully and unconditionally guaranteed, jointly and severally, by all of the wholly owned U.S. subsidiaries of Operating Company that guarantee its senior secured credit facilities. The USD 2027 Notes were offered in the U.S to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the U.S only to non-U.S. investors pursuant to Regulation S under the Securities Act. The USD 2027 Notes will mature on July 15, 2027, bear interest at the rate of 5.00% per annum, and are payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2020. The net proceeds of the USD 2027 Notes, after payment of the initial purchasers' discount and related fees and expenses, were used to repay in full the outstanding borrowings under Operating Company's U.S. dollar-denominated term loans that mature in May 2024 under its senior secured credit facilities, plus any accrued and unpaid interest thereon, and provide cash on its balance sheet for general corporate purposes.
Bridge Loan Facility
In September 2017, contemporaneous with the Company entering into the agreement to acquire Catalent Indiana, Operating Company entered into a debt commitment letter with several financial institutions, as commitment parties. Pursuant to the debt commitment letter and subject to its terms and conditions, the commitment parties agreed to provide a senior unsecured bridge loan facility (the “Bridge Facility”) of up to $700.0 million in the aggregate for the purpose of providing any back-up financing necessary to fund a portion of the consideration to be paid in the acquisition and related fees, costs, and expenses (the “Bridge Loan Commitment”). In connection with entering into the Bridge Facility, Operating Company incurred $6.1 million of associated fees. Operating Company did not draw on the Bridge Facility to fund the acquisition, and the Bridge Facility was closed. The Company expensed the $6.1 million in the second quarter of fiscal 2018.
Deferred Purchase Consideration
In connection with the acquisition of Catalent Indiana in October 2017, $200.0 million of the $950.0 million aggregate nominal purchase price is payable in $50.0 million installments, on each of the first four anniversaries of the closing date. The Company paid the first installment in October 2018. The balance of the deferred purchase consideration is recorded at fair value as of the date of acquisition, with the difference between the remaining nominal amount and the fair value treated as imputed interest.

Long-Term and Other Obligations
Other obligations consist primarily of capital leases for buildings and other loans for business and working capital needs. Maturities of long-term obligations, including capital leases of $167.3 million, and other short-term borrowings for future fiscal years are:

(Dollars in millions)	2020	2021	2022	2023	2024	Thereafter	Total
Maturities of long-term and other obligations	$65.0	66.4	67.9	18.8	351.8	2,421.1	$2,991.0
Debt Issuance Costs
Debt issuance costs associated with the Credit Agreement (other than its revolving credit facility component) and the Senior Notes are presented as a reduction to the carrying value of the related debt, while debt issuance costs associated with the revolving credit facility are capitalized within prepaid expenses and other assets on the balance sheet. All debt issuance costs are amortized over the life of the related obligation through charges to interest expense in the consolidated statements of operations. The unamortized total of debt issuance costs were $34.6 million and $16.0 million as of June 30, 2019 and 2018, respectively. Amortization of debt issuance costs totaled $3.8 million and $2.5 million for the fiscal years ended June 30, 2019 and 2018, respectively.
Guarantees and Security
Senior Secured Credit Facilities
All obligations under the Credit Agreement, and the guarantees of those obligations, are secured by substantially all of the following assets of Operating Company and each guarantor (Operating Company's parent entity, PTS Intermediate Holdings LLC (“PTS Intermediate”), and each of Operating Company's material domestic subsidiaries), subject to certain exceptions:
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
The Senior Notes
All obligations under the Senior Notes are general, unsecured and subordinated to all existing and future secured indebtedness of the guarantors to the extent of the value of the assets securing such indebtedness. Each of the Senior Notes is separately guaranteed by all of Operating Company's wholly owned U.S. subsidiaries that guarantee the senior secured credit facilities. None of the Senior Notes is guaranteed by either PTS Intermediate or Catalent, Inc.
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
The Credit Agreement also contains change of control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of June 30, 2019, the Company was in compliance with all material covenants related to the Credit Agreement.
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
The Senior Notes
The various indentures governing the Senior Notes (collectively, the “Indentures”) contain covenants that, among other things, limit the ability of Operating Company and its restricted subsidiaries to incur or guarantee more debt or issue certain preferred shares; pay dividends on, repurchase, or make distributions in respect of their capital stock or make other restricted payments; make certain investments; sell certain assets; create liens; consolidate, merge, sell; or otherwise dispose of all or substantially all of their assets; enter into certain transactions with their affiliates, and designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions, limitations, and qualifications as set forth in the Indentures. The Indentures also contain customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of Operating Company or certain of its subsidiaries. Upon an event of default, either the holders of at least 30% in principal amount of each of the then-outstanding Senior Notes or the applicable Trustee under the Indentures may declare the applicable notes immediately due and payable; or in certain circumstances, the applicable notes will become automatically immediately due and payable. As of June 30, 2019, Operating Company was in compliance with all material covenants under the Indentures.
Fair Value of Debt Measurements
The estimated fair value of the senior secured credit facilities and Senior Notes, is classified as Level 2 in the fair value hierarchy and is calculated by using a discounted cash flow model with market interest rate as a significant input. The carrying amounts and the estimated fair values of financial instruments as of June 30, 2019 and June 30, 2018 are as follows:

		June 30, 2019		June 30, 2018
(Dollars in millions)	Fair Value Measurement	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Euro-denominated 4.75% Senior Notes	Level 2	$428.3	$454.2	$438.4	$457.6
U.S. Dollar-denominated 4.875% Senior Notes	Level 2	444.6	457.0	443.8	428.3
U.S. Dollar-denominated 5.00% Senior Notes	Level 2	492.1	509.0	—	—
Senior Secured Credit Facilities & Other	Level 2	1,594.3	1,526.0	1,839.1	1,768.0
Total		$2,959.3	$2,946.2	$2,721.3	$2,653.9

8. EARNINGS PER SHARE
The Company computes earnings per share (“EPS”) of the Common Stock using the two-class method required due to the participating nature of the Series A Preferred Stock (as noted in Note 12, Equity and Accumulated Other Comprehensive Income/(Loss)). Diluted net income per share is computed using the weighted-average number of shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive instruments. Dilutive securities having an anti-dilutive effect on diluted net income per share are excluded from the calculation. The dilutive effect of the securities that are issuable under the Company’s equity incentive plans (see Note 14, Equity-Based Compensation) are reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of the Series A Preferred

Stock is computed by applying the if-converted method. The reconciliations between basic and diluted earnings per share attributable to Catalent common shareholders for the fiscal years ended June 30, 2019, 2018, and 2017 are as follows:

	Year ended June 30,
(Dollars in millions, except per share data)	2019	2018	2017
Net earnings	$137.4	$83.6	$109.8
Less: Net earnings attributable to participating securities	5.4	—	—
Net earnings attributable to common shareholders	$132.0	$83.6	$109.8

Weighted average shares outstanding	144,245,956	131,226,110	124,954,248
Weighted average dilutive securities issuable-stock plans	1,708,519	1,975,106	1,783,537
Total weighted average diluted shares outstanding	145,954,475	133,201,216	126,737,785

Earnings per share:
Basic	$0.92	$0.64	$0.88
Diluted	$0.90	$0.63	$0.87
The computations of diluted earnings per share for the fiscal years ended June 30, 2019, 2018, and 2017 exclude the effect of shares potentially issuable under pre-IPO employee stock options totaling 0.0 million, 0.4 million, and 0.4 million options, respectively, because the vesting provisions of those awards specify performance or market-based conditions that had not been met as of the period end. Further, the computation of diluted earnings per share for the year ended June 30, 2019 excludes the effect of approximately 1.6 million “if-converted” shares of Common Stock, on a weighted average basis, potentially issuable on the conversion of Series A Preferred Stock, as those shares would be anti-dilutive.
9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Risk Management Objective of Using Derivatives
The Company is exposed to fluctuations in the currency exchange rates applicable to its investments in foreign operations. While the Company does not actively hedge against changes in foreign currency, the Company has mitigated the exposure arising from its investments in its European operations by denominating a portion of its debt in euros. At June 30, 2019, the Company had euro-denominated debt outstanding of $775.1 million, which qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the effective portion of the translation gains or losses are reported in accumulated other comprehensive income/(loss) as part of the cumulative translation adjustment. The unhedged portions of the translation gains or losses are reported in the consolidated statements of operations. The following table includes net investment hedge activity during the fiscal years ended June 30, 2019 and 2018, respectively:

(Dollars in millions)	June 30, 2019	June 30, 2018
Unrealized foreign exchange gain/(loss) within Other Comprehensive Income	$12.2	$(12.5)
Unrealized foreign exchange gain/(loss) within the Consolidated Statements of Operations	$7.6	$(11.8)
The net accumulated gain of this net investment as of June 30, 2019 within accumulated other comprehensive income/(loss) was $59.8 million. Amounts are reclassified out of accumulated other comprehensive income/(loss) into earnings when the entity in which the gains and losses reside is either sold or substantially liquidated.
2019 Derivative Liability
As discussed in Note 13, Redeemable Preferred Stock—Series A Preferred, in May 2019, the Company issued shares of Series A Preferred Stock in exchange for net proceeds of $646.3 million after taking into account the $3.7 million issuance cost.
The dividend rate used to determine the amount of the quarterly dividend payable on shares of the Series A Preferred Stock is subject to adjustment so as to provide holders of shares of Series A Preferred Stock with certain protections against a decline in the trading price of shares of Common Stock. The Company determined that this feature should be accounted for as a derivative liability, since the feature fluctuates inversely to changes in the trading price and is also linked to the performance of the S&P 500 stock index. Accordingly, the Company bifurcated the adjustable dividend feature from the remainder of the Series A Preferred Stock and accounted for this feature as a derivative liability at fair value. Changes in the fair value of the derivative liability will be recognized in the consolidated statements of operations for each reporting period. The fair value was based on option pricing methodology specifically both a Monte Carlo simulation and a binomial lattice model. The methodology incorporates the terms and conditions of the preferred stock arrangement, historical stock price volatility, the risk-free interest rate, a credit spread based on the yield indexes of high-yield bonds and the trading price of shares of the Common Stock. The calculation of the estimated fair value of the derivative liability is highly sensitive to changes in the unobservable inputs, such as the expected volatility and the Company's specific credit spread.
The Company recorded a gain of $12.9 million on the change in the estimated fair value of the derivative liability from issuance through June 30, 2019, which is reflected as a non-operating expense in the consolidated statements of operations. The fair value of the derivative liability as of June 30, 2019 was $26.8 million.
The fair value is classified as Level 3 in the fair value hierarchy due to the significant management judgment required for the assumptions underlying the calculation of value. The following table sets forth a summary of changes in the estimated fair value of the derivative liability:

(Dollars in millions)	Fair Value Measurements of Series A Preferred Stock Derivative Liability Using Significant Unobservable Inputs (Level 3)
Balance at July 1, 2018	$—
Series A Preferred Stock at issuance	39.7
Change in estimated fair value of Series A Preferred Stock derivative liability	(12.9)
Balance at June 30, 2019	$26.8

10. INCOME TAXES
Earnings from operations before income taxes are as follows for fiscal 2019, 2018, and 2017:

	Fiscal Year Ended June 30,
(Dollars in millions)	2019	2018	2017
U.S. operations	$36.1	$13.3	$5.0
Non-U.S. operations	124.2	138.7	130.6
	$160.3	$152.0	$135.6
The provision /(benefit) for income taxes consists of the following for fiscal 2019, 2018, and 2017:

	Fiscal Year Ended June 30,
(Dollars in millions)	2019	2018	2017
Current:
Federal	$2.4	$14.1	$2.1
State and local	0.3	0.1	(0.4)
Non-U.S.	25.8	24.9	22.7
Total current	$28.5	$39.1	$24.4
Deferred:
Federal	$3.6	$24.2	$1.9
State and local	(11.6)	(1.0)	1.4
Non-U.S.	2.4	6.1	(1.9)
Total deferred	$(5.6)	$29.3	$1.4

Total provision	$22.9	$68.4	$25.8

A reconciliation of the provision/(benefit) starting from the tax computed at the federal statutory income tax rate to the tax computed at the Company’s effective income tax rate is as follows for the fiscal years ended 2019, 2018, and 2017:

	Fiscal Year Ended June 30,
(Dollars in millions)	2019	2018	2017
Provision at U.S. federal statutory tax rate	$33.7	$42.7	$47.4
State and local income taxes	(0.3)	(2.5)	(1.7)
Foreign tax rate differential	(3.0)	(15.4)	(25.7)
Global intangible low tax income	3.4	—	—
Other permanent items	4.9	2.7	2.9
Unrecognized tax positions	1.1	(2.4)	(0.3)
Tax valuation allowance	(11.3)	7.2	5.6
Foreign tax credit	(4.2)	—	—
Withholding tax and other foreign taxes	1.1	1.3	(0.2)
Change in tax rate	0.8	(3.6)	(0.3)
R&D tax credit	(2.3)	(2.4)	(1.2)
Impact of U.S. tax reform	—	42.5	—
Other	(1.0)	(1.7)	(0.7)
	$22.9	$68.4	$25.8
The income tax provision for the fiscal year ended June 30, 2019 is not comparable to the provision in the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in the geographic mix of pretax income and changes in the tax impact of permanent differences and other discrete tax items, which may have unique tax implications depending on the nature of the item. The effective tax rate for the fiscal year ended June 30, 2019 reflects a reduction to the state valuation allowance, and the impact of permanent differences, including “global intangible low-taxed income” (“GILTI”), offset by the benefit of an increase in foreign earnings taxed at rates lower than the U.S. statutory rate. The effective tax rate for the fiscal year ended June 30, 2018 reflects the impact of U.S. tax reform, an increase in the valuation allowance, and the impact of permanent differences, offset by the benefit of an increase in foreign earnings taxed at rates lower than the U.S. statutory rate.
As of June 30, 2019, for purposes of ASC 740-10-25-3, the Company had $62.9 million of undistributed earnings from non-U.S. subsidiaries that are intended to be permanently reinvested in the Company's non-U.S. operations. As these ASC 740-10-25-3 earnings are considered permanently reinvested, no tax provision has been accrued. It is not feasible to estimate the amount of tax that might be payable on the eventual remittance of such earnings. The Company intends to repatriate foreign earnings previously taxed as a result of the changes wrought by the 2017 Tax Act and it recorded the income tax consequences of this repatriation in fiscal 2018.
Deferred income taxes arise from temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The components of the Company's deferred income tax assets and liabilities are as follows at June 30, 2019 and 2018:

	Fiscal Year Ended June 30,
(Dollars in millions)	2019	2018
Deferred income tax assets:
Accrued liabilities	$23.3	$19.9
Equity compensation	35.9	12.9
Loss and tax credit carryforwards	150.0	118.9
Foreign currency	10.8	9.5
Pension	30.7	29.4
Property-related	9.7	9.7
Intangibles	16.6	22.5
Other	7.3	1.9
Euro-denominated debt	6.0	11.5
Total deferred income tax assets	$290.3	$236.2
Valuation allowance	(76.3)	(86.2)
Net deferred income tax assets	$214.0	$150.0

	Fiscal Year Ended June 30,
(Dollars in millions)	2019	2018
Deferred income tax liabilities:
Accrued liabilities	$(1.2)	$(0.8)
Foreign currency	(0.8)	(0.9)
Property-related	(47.4)	(50.2)
Goodwill and other intangibles	(194.6)	(95.6)
Other	(5.8)	(2.1)
Total deferred income tax liabilities	$(249.8)	$(149.6)

Net deferred tax asset/(liability)	$(35.8)	$0.4
Deferred tax assets and liabilities in the preceding table are in the following captions in the consolidated balance sheets at June 30, 2019 and 2018:

	Fiscal Year Ended June 30,
(Dollars in millions)	2019	2018
Non-current deferred tax asset	$38.6	$32.9
Non-current deferred tax liability	74.4	32.5
Net deferred tax asset/(liability)	$(35.8)	$0.4
At June 30, 2019, the Company had federal net operating loss (“NOL”) carryforwards of $240.9 million, all of which are subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Of this amount, $0.3 million of NOL carryforwards were generated in years prior to April 10, 2007, when the Company was owned by Cardinal Health, Inc. (“Cardinal”). The remaining carryforwards are limited as a result of the Company's acquisition of Pharmatek, Juniper, and Paragon. The Company's federal NOL carryforwards will expire in fiscal years 2023 through 2037.
At June 30, 2019, the Company has state tax NOL carryforwards of $459.1 million. Approximately $49.4 million of these losses are state tax losses generated in periods ending on or before April 10, 2007. Substantially all state carryforwards have a twenty-year carryforward period. At June 30, 2019, the Company had international tax NOL carryforwards of $119.7 million. Substantially all of these carryforwards are available for at least three years or have an indefinite carryforward period.
The Company had valuation allowances of $76.3 million and $86.2 million as of June 30, 2019 and 2018, respectively, against its deferred tax assets. The Company considered all available evidence, both positive and negative, in assessing the need for a valuation allowance for deferred tax assets. Four possible sources of taxable income were evaluated when assessing the realization of deferred tax assets:
•carrybacks of existing NOLs (if permitted under the tax law);
•future reversals of existing taxable temporary differences;
•tax planning strategies; and
•future taxable income exclusive of reversing temporary differences and carryforwards.
The Company considered the need to maintain a valuation allowance on deferred tax assets based on management’s assessment of whether it is more likely than not that the Company would realize the value of its deferred tax assets based on future reversals of existing taxable temporary differences and the ability to generate sufficient taxable income within the carryforward period available under the applicable tax law. During the year ended June 30, 2019, the Company released $12.1 million of its valuation allowance related to certain U.S. combined states, primarily as a result of the deferred tax liability recorded related to the Paragon acquisition. Of the $12.1 million released, $0.5 million relates to state NOL carryforwards, which expire over a number of years beginning in 2028, and the remaining $11.6 million related to other state deferred taxes.
While the valuation allowance related to certain U.S. combined states was partially released in year end June 30, 2019, a state valuation allowance of $35.1 million was maintained on state NOLs and temporary differences for the separate and remaining combined states. The Company retained the remaining state valuation allowance due to its separate state history of tax losses, anticipated loss utilization rates and the difference in application of allocated and apportioned income rules for separate states versus combined states.
In the normal course of business, the Company's income taxes are subject to audits by federal, state, and foreign tax authorities, some of which are ongoing and may result in proposed assessments. Among the foreign jurisdictions where the Company has substantial tax positions are Germany, the U.K., and France. The Company is no longer subject to examinations by the relevant tax authorities for years prior to fiscal 2009. The Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental. The Company assesses its income tax positions and recorded benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions for which it is more likely than not that a tax benefit will be sustained, the Company records the amount that has a greater than 50% likelihood of being realized upon resolution with a taxing authority that has full knowledge of all relevant information based on the technical merits. Interest and penalties are accrued, where applicable.
As of June 30, 2019, the Company had a total of $3.8 million of unrecognized tax benefits. A reconciliation of unrecognized tax benefits, excluding accrued interest, for June 30, 2019, 2018, and 2017 is as follows:

(Dollars in millions)
Balance at June 30, 2016	$61.5
Additions based on tax positions related to the current year	3.3
Additions for tax positions of prior years	0.1
Reductions for tax positions of prior years	(6.8)
Settlements	(5.4)
Lapse of the applicable statute of limitations	(0.2)
Balance at June 30, 2017	$52.5
Additions based on tax positions related to the current year	0.1
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(2.7)
Settlements	(47.5)
Lapse of the applicable statute of limitations	(0.2)
Balance at June 30, 2018	$2.2
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	3.0
Reductions for tax positions of prior years	(0.1)
Settlements	—
Lapse of the applicable statute of limitations	(1.3)
Balance at June 30, 2019	$3.8

Of this amount, $3.8 million and $2.2 million represent the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate as of June 30, 2019 and 2018, respectively.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2019, the Company has $1.4 million of accrued interest related to uncertain tax positions, a decrease of $0.6 million from the prior year, the majority of which relates to lapses of the applicable statute of limitations with respect to the imposition of such interest. The Company had $2.0 million and $5.0 million of accrued interest related to uncertain tax positions as of June 30, 2018 and 2017, respectively. The portion of such interest and penalties subject to indemnification by Cardinal is $1.3 million as of June 30, 2019, a decrease of $0.2 million from the prior year.
11. EMPLOYEE RETIREMENT BENEFIT PLANS
The Company sponsors various retirement plans, including defined benefit pension plans and defined contribution plans. Substantially all of the Company’s domestic non-union employees are eligible to participate in employer-sponsored retirement savings plans, which include plans created under Section 401(k) of the Internal Revenue Code that provide for the Company to match a portion of employee contributions. The Company’s contributions to the plans are discretionary but are subject to certain minimum requirements as specified in the plans. The Company uses a measurement date of June 30 for all of its retirement and postretirement benefit plans.
The Company recorded obligations related to its withdrawal from one multi-employer pension plan related to three former sites. Its withdrawal has been classified as a mass withdrawal under the Multiemployer Pension Plan Amendments Act of 1980, as amended, and the Pension Protection Act of 2006 and resulted in the recognition of liabilities associated with the Company’s long-term obligations in prior-year periods not presented, which were primarily recorded as an expense within discontinued operations. The estimated discounted value of the projected contributions related to these plans is $38.8 million and $39.0 million as of June 30, 2019 and 2018, respectively. The annual cash impact associated with the Company’s long-term obligation arising from this plan is $1.7 million per year.

The following table provides a reconciliation of the change in projected benefit obligation and fair value of plan assets for the defined benefit retirement and other retirement plans, excluding the multi-employer pension plan liability:

	Retirement Benefits		Other Post-Retirement Benefits
	June 30,		June 30,
(Dollars in millions)	2019	2018	2019	2018
Accumulated Benefit Obligation	$341.7	$322.7	$2.9	$2.8

Change in Benefit Obligation
Benefit obligation at beginning of year	331.1	330.6	2.8	2.8
Company service cost	3.6	3.5	—	—
Interest cost	7.5	7.3	0.1	—
Employee contributions	0.3	0.3	—	—
Plan amendments	—	—	—	—
Curtailments	—	—	—	—
Settlements	—	(0.2)	—	—
Special termination benefits	—	—	—	—
Divestitures	—	—	—	—
Other	—	—	—	—
Benefits paid	(11.5)	(14.8)	(0.2)	(0.2)
Actual expenses	(0.1)	—	—	—
Actuarial (gain)/loss	27.5	(4.5)	0.2	0.2
Exchange rate gain/(loss)	(8.7)	8.9	—	—
Benefit obligation at end of year	$349.7	$331.1	$2.9	$2.8

Change in Plan Assets
Fair value of plan assets at beginning of year	258.1	244.6	—	—
Actual return on plan assets	23.2	10.6	—	—
Company contributions	9.7	11.2	0.2	0.2
Employee contributions	0.3	0.3	—	—
Settlements	—	(0.2)	—	—
Special company contributions to fund termination benefits	—	—	—	—
Divestitures	—	—	—	—
Other	—	—	—	—
Benefits paid	(11.5)	(14.8)	(0.2)	(0.2)
Actual expenses	(0.1)	—	—	—
Exchange rate gain/(loss)	(7.4)	6.4	—	—
Fair value of plan assets at end of year	$272.3	$258.1	$—	$—

Funded Status
Funded status at end of year	(77.4)	(73.0)	(2.9)	(2.8)
Employer contributions between measurement date and reporting date	—	—	—	—
Net pension asset (liability)	$(77.4)	$(73.0)	$(2.9)	$(2.8)

The following table provides a reconciliation of the net amount recognized in the consolidated balance sheets:

	Retirement Benefits		Other Post-Retirement Benefits
	June 30,		June 30,
(Dollars in millions)	2019	2018	2019	2018
Amounts Recognized in Statement of Financial Position
Noncurrent assets	$25.8	$18.0	$—	$—
Current liabilities	(0.8)	(0.8)	(0.3)	(0.3)
Noncurrent liabilities	(102.4)	(90.2)	(2.6)	(2.5)
Total asset/(liability)	(77.4)	(73.0)	(2.9)	(2.8)

Amounts Recognized in Accumulated Other Comprehensive Income
Transition (asset)/obligation	—	—	—	—
Prior service cost	(0.5)	(0.5)	—	—
Net (gain)/loss	65.7	53.0	(0.8)	(1.1)
Total accumulated other comprehensive income at the end of the year	65.2	52.5	(0.8)	(1.1)

Additional Information for Plan with ABO in Excess of Plan Assets
Projected benefit obligation	174.6	157.8	2.9	2.8
Accumulated benefit obligation	168.4	152.1	2.9	2.8
Fair value of plan assets	71.5	66.7	—	—

Additional Information for Plan with PBO in Excess of Plan Assets
Projected benefit obligation	174.6	157.8	2.9	2.8
Accumulated benefit obligation	168.4	152.1	2.9	2.8
Fair value of plan assets	71.5	66.7	—	—

Components of Net Periodic Benefit Cost
Service cost	3.6	3.5	—	—
Interest cost	7.5	7.3	0.1	—
Expected return on plan assets	(11.5)	(11.9)	—	—
Amortization of unrecognized:
Transition (asset)/obligation	—	—	—	—
Prior service cost	—	—	—	—
Net (gain)/loss	2.5	2.4	(0.1)	(0.1)
Net periodic benefit cost	$2.1	$1.3	$—	$(0.1)

	Retirement Benefits		Other Post-Retirement Benefits
	June 30,		June 30,
(Dollars in millions)	2019	2018	2019	2018
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net (gain)/loss arising during the year	$15.8	$(3.1)	$0.2	$0.2
Prior service cost (credit) during the year	—	—	—	—
Transition asset/(obligation) recognized during the year	—	—	—	—
Prior service cost recognized during the year	—	—	—	—
Net gain/(loss) recognized during the year	(2.5)	(2.4)	0.1	0.1
Exchange rate gain/(loss) recognized during the year	(0.6)	0.3	—	—
Total recognized in other comprehensive income	$12.7	$(5.2)	$0.3	$0.3
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income
Total recognized in net periodic benefit cost and other comprehensive income	$14.8	$(3.9)	$0.3	$0.3
Estimated Amounts to be Amortized from Accumulated Other Comprehensive Income into Net Periodic Benefit Cost
Amortization of:
Transition (asset)/obligation	$—	$—	$—	$—
Prior service cost/(credit)	—	—	—	—
Net (gain)/loss	4.5	2.6	(0.1)	(0.1)
Financial Assumptions Used to Determine Benefit Obligations at the Balance Sheet Date
Discount rate (%)	1.90%	2.50%	2.96%	3.79%
Rate of compensation increases (%)	2.03%	2.03%	n/a	n/a
Financial Assumptions Used to Determine Net Periodic Benefit Cost for Financial Year
Discount rate (%)	2.50%	2.49%	3.79%	3.28%
Rate of compensation increases (%)	2.03%	2.04%	n/a	n/a
Expected long-term rate of return (%)	4.70%	5.09%	n/a	n/a
Expected Future Contributions
Fiscal year 2020	$11.3	$9.4	$0.3	$0.3

	Retirement Benefits		Other Post-Retirement Benefits
	June 30,		June 30,
(Dollars in millions)	2019	2018	2019	2018
Expected Future Benefit Payments
Financial year
2020	$12.8	$11.0	$0.3	$0.3
2021	12.1	12.2	0.3	0.3
2022	12.4	11.8	0.3	0.3
2023	13.3	12.3	0.3	0.3
2024	14.1	13.2	0.2	0.2
2025-2029	77.5	77.7	1.0	1.0

Actual Asset Allocation (%)
Equities	17.6%	22.7%	—%	—%
Government bonds	29.8%	28.9%	—%	—%
Corporate bonds	15.2%	14.1%	—%	—%
Property	2.6%	2.4%	—%	—%
Insurance contracts	11.0%	9.3%	—%	—%
Other	23.8%	22.6%	—%	—%
Total	100.0%	100.0%	—%	—%

Actual Asset Allocation (Amount)
Equities	$47.9	$58.7	$—	$—
Government bonds	80.8	74.5	—	—
Corporate bonds	41.4	36.4	—	—
Property	7.2	6.2	—	—
Insurance contracts	30.0	24.0	—	—
Other	65.0	58.3	—	—
Total	$272.3	$258.1	$—	$—

Target Asset Allocation (%)
Equities	21.4%	22.8%	—%	—%
Government bonds	30.2%	29.7%	—%	—%
Corporate bonds	13.8%	13.6%	—%	—%
Property	2.9%	2.9%	—%	—%
Insurance contracts	11.2%	10.1%	—%	—%
Other	20.5%	20.9%	—%	—%
Total	100.0%	100.0%	—%	—%
The Company employs a building-block approach in determining the long-term rate of return for plan assets, with proper consideration of diversification and rebalancing. Historical markets are studied and long-term historical relationships between equities and fixed income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. Peer data are reviewed to check for reasonability and appropriateness.
Plan assets are recognized and measured at fair value in accordance with the accounting standards regarding fair value measurements. The following are valuation techniques used to determine the fair value of each major category of assets:
•Short-term investments, equity securities, fixed-income securities, and real estate are valued using quoted market prices or other valuation methods, and thus are classified within Level 1 or Level 2.

•Insurance contracts and other types of investments include investments with some observable and unobservable prices that are adjusted by cash contributions and distributions, and thus are classified within Level 2 or Level 3.
•Other assets as of June 30, 2019 and June 30, 2018, including $24.3 million and $26.9 million of investments in hedge funds related to the Company's U.K. pension plan, are classified as Level 2.
The following table provides a summary of plan assets that are measured in fair value as of June 30, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall:

(Dollars in millions)	Level 1	Level 2	Level 3	Investments Measured at Net Asset Value	Total Assets
Equity securities	$1.8	$46.0	$—	$—	$47.8
Debt securities	0.1	122.2	—	—	122.3
Real estate	0.4	4.9	—	1.9	7.2
Other	0.6	73.4	21.0	—	95.0
Total	$2.9	$246.5	$21.0	$1.9	$272.3

Level 3 other assets consist of an insurance contract in the U.K. to fulfill the benefit obligations for a portion of the participant benefits. The value of this commitment is determined using the same assumptions and methods used to value the U.K. Retirement & Death Benefit Plan pension liability. Level 3 other assets also include the partial funding of a pension liability relating to current and former employees of the Company’s Eberbach, Germany facility through a Company promissory note or loan with an annual rate of interest of 5%. The value of this commitment fluctuates due to contributions and benefit payments in addition to loan interest.
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

Level 3 other assets consist of an insurance contract in the U.K. to fulfill the benefit obligations for a portion of the participant benefits. The value of this commitment is determined using the same assumptions and methods used to value the U.K. Retirement & Death Benefit Plan pension liability. Level 3 other assets also include the partial funding of a pension liability relating to current and former employees of the Company’s Eberbach, Germany facility through a Company promissory note or loan with an annual rate of interest of 5%. The value of this commitment fluctuates due to contributions and benefit payments in addition to loan interest.

The following table provides a reconciliation of the beginning and ending balances of level 3 assets as well as the changes during the period attributable to assets held and those purchases, sales, settlements, contributions and benefits that were paid:
Asset Category Allocations - June 30, 2019

	Fair Value Measurement Using Significant Unobservable Inputs Total (Level 3)	Fair Value Measurement Using Significant Unobservable Inputs Insurance Contracts	Fair Value Measurement Using Significant Unobservable Inputs Other
Total (Level 3)
(Dollars in millions)
Beginning Balance at June 30, 2018	$20.9	$2.9	$18.0
Actual return on plan assets:
Relating to assets still held at the reporting date	0.8	0.4	0.4
Relating to assets sold during the period	—	—	—
Purchases, sales, settlements, contributions and benefits paid	(1.8)	(0.2)	(1.6)
Transfers in and/or out of Level 3	1.1	—	1.1
Ending Balance at June 30, 2019	$21.0	$3.1	$17.9

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

	Other Post-Retirement Benefits
	2019	2018

Assumed Healthcare Cost Trend Rates at the Balance Sheet Date
Healthcare cost trend rate – initial (%)
Pre-65	n/a	n/a
Post-65	19.86%	(1.42)%
Healthcare cost trend rate – ultimate (%)
Pre-65	n/a	n/a
Post-65	4.83%	4.83%
Year in which ultimate rates are reached
Pre-65	n/a	n/a
Post-65	2026	2026
Effect of 1% Change in Healthcare Cost Trend Rate
Healthcare cost trend rate up 1%
on APBO at balance sheet date	$117,555	$120,821
on total service and interest cost	3,640	3,118
Effect of 1% Change in Healthcare Cost Trend Rate
Healthcare cost trend rate down 1%
on APBO at balance sheet date	$(106,088)	$(108,873)
on total service and interest cost	(3,284)	(2,804)

Expected Future Contributions
Fiscal year 2020	$319,469	$311,318

12. EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Description of Capital Stock
The Company is authorized to issue 1,000,000,000 shares of its Common Stock and 100,000,000 shares of preferred stock, par value $0.01 per share. In accordance with the Company’s amended and restated certificate of incorporation, each share of Common Stock has one vote, and the Common Stock votes together as a single class.
Recent Public Offerings of its Common Stock
On July 27, 2018, the Company completed a public offering of its Common Stock (the “2018 Equity Offering”) pursuant to which the Company sold 11.4 million shares, including shares sold pursuant to an exercise of the underwriters' over-allotment option, at a price of $40.24 per share, before underwriting discounts and commissions. Net of these discounts and commissions and other offering expenses, the Company's proceeds from the 2018 Equity Offering, including the over-allotment exercise, totaled $445.5 million. The net proceeds of the 2018 Equity Offering were used to repay a corresponding portion of the outstanding borrowings under Operating Company's U.S. dollar-denominated term loans.
On September 29, 2017, the Company completed a public offering of its Common Stock (the “2017 Equity Offering”), pursuant to which the Company sold 7.4 million shares, including shares sold pursuant to an exercise of the underwriters' over-allotment option, at a price of $39.10 per share, before underwriting discounts and commissions. Net of these discounts and commissions and other offering expenses, the Company's proceeds from the 2017 Equity Offering, including the over-allotment exercise, totaled $277.8 million. The net proceeds of the 2017 Equity Offering were used to fund a portion of the consideration for the Catalent Indiana acquisition due at its closing.
Outstanding Common Stock
Shares outstanding of Common Stock include shares of unvested restricted stock. Unvested restricted stock included in reportable shares outstanding was 0.7 million shares as of June 30, 2019. Shares of unvested restricted stock are excluded from the calculation of basic weighted average shares outstanding, but their dilutive impact is added back in the calculation of diluted weighted average shares outstanding.
Stock Repurchase Program
On October 29, 2015, the Company’s board of directors authorized a share repurchase program to use up to $100.0 million to repurchase shares of outstanding Common Stock. Under the program, the Company is authorized to repurchase shares through open market purchases, privately negotiated transactions, or otherwise as permitted by applicable federal securities laws. There has been no purchase pursuant to this program as of June 30, 2019.
Accumulated Other Comprehensive Income/(Loss)
Accumulated other comprehensive income/(loss) by component and changes for the fiscal years ended June 30, 2019, 2018, and 2017 consist of:

(Dollars in millions)	Foreign Currency Translation Adjustment	Available for Sale Investment Adjustments	Pension Liability Adjustments	Other Comprehensive Income/(Loss)
Balance at June 30, 2016	$(248.8)	$—	$(56.9)	$(305.7)
Activity, net of tax	(31.9)	10.5	13.0	(8.4)
Balance at June 30, 2017	(280.7)	10.5	(43.9)	(314.1)
Activity, net of tax	(4.4)	(11.6)	4.3	(11.7)
Balance at June 30, 2018	(285.1)	(1.1)	(39.6)	(325.8)
Activity, net of tax	(18.6)	—	(9.5)	(28.1)
Balance at June 30, 2019	$(303.7)	$(1.1)	$(49.1)	$(353.9)
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

The components of the changes in the cumulative translation adjustment, minimum pension liability, and available for sale investment for the fiscal years ended June 30, 2019, 2018, and 2017 consists of:

	Year Ended June 30,
(Dollars in millions)	2019	2018	2017
Foreign currency translation adjustments:
Net investment hedge	$12.2	$(12.5)	$(21.3)
Long term inter-company loans	(12.8)	9.3	(14.3)
Translation adjustments	(15.8)	(10.1)	(3.8)
Total foreign currency translation adjustments, pretax	$(16.4)	$(13.3)	$(39.4)
Tax expense/(benefit)	2.2	(8.9)	(7.5)
Total foreign currency translation adjustments, net of tax	$(18.6)	$(4.4)	$(31.9)

Net change in minimum pension liability
Net gain/(loss) arising during the year	$16.0	$2.9	$13.9
Net (gain)/loss recognized during the year	(2.4)	2.3	4.3
Foreign exchange translation and other	(0.6)	(0.3)	0.5
Total minimum pension liability, pretax	$13.0	$4.9	$18.7
Tax expense/(benefit)	3.5	0.6	5.7
Net change in minimum pension liability, net of tax	$9.5	$4.3	$13.0

Net change in available for sale investment:
Net gain/(loss) arising during the year	$—	$(16.2)	$16.2
Net (gain)/loss recognized during the year	—	—	—
Foreign exchange translation and other	—	—	—
Total change in available for sale investment, pretax	$—	$(16.2)	$16.2
Tax expense/(benefit)		(4.6)	5.7
Net change in available for sale investment, net of tax	$—	$(11.6)	$10.5

13.  REDEEMABLE PREFERRED STOCK — SERIES A PREFERRED
During May 2019, the Company designated 1,000,000 shares of its preferred stock, par value $0.01, as its “Series A Convertible Preferred Stock” (the “Series A Preferred Stock”), pursuant to a certificate of designation of preferences, rights, and limitations (the “Certificate of Designation”) filed with the Delaware Secretary of State, and issued and sold 650,000 shares of the Series A Preferred Stock for an aggregate purchase price of $650.0 million, to affiliates of Leonard Green & Partners, L.P. (the “Series A Investors”), each share having an initial stated value of $1,000 (as such value may be adjusted in accordance with the terms of the Certificate of Designation, the “Stated Value”). The Series A Preferred Stock ranks senior to the Company’s Common Stock with respect to dividend rights and rights upon the voluntary or involuntary liquidation, dissolution, or winding up of the affairs of the Company.
The holders of Series A Preferred Stock are entitled to vote with the holders of the Common Stock as a single class on an “as-converted” basis and, for so long as the Series A Investors or their successors have the right to designate a nominee for election to the board pursuant to their stockholders’ agreement with the Company, have the right to elect one board member voting as a separate class. They also have veto rights over certain amendments to the Company’s organizational documents that would have an adverse effect on the rights of the Series A Preferred Stock; issuance of senior or pari passu securities; or the incurrence of indebtedness above certain leverage ratios, as set forth in the Certificate of Designation.
Holders of Series A Preferred Stock have the right under the Certificate of Designation to receive a liquidation preference entitling them to be paid out of our assets available for distribution to stockholders before any payment may be made to holders of any other class or series of capital stock, the value of which preference is equal to the greater of (a) the Stated Value plus all accrued and unpaid dividends or (b) the amount that such holders would have been entitled to receive upon the Company’s liquidation, dissolution, and winding up if all outstanding shares of Series A Preferred Stock had been converted into shares of Common Stock immediately prior to such liquidation, dissolution, or winding up.

Holders of Series A Preferred Stock are also entitled (a) to receive a cumulative annual dividend equal to 5.0% of the Stated Value, payable quarterly in arrears in cash, by increasing the Stated Value, or in a combination thereof at Catalent’s election, with such rate subject to an increase to 6.5% or 8.0% depending on the price of the Common Stock at the fourth (or in certain cases fifth) anniversary of the initial issuance, as set forth in the Certificate of Designation, and (b) to participate in the distribution of any ordinary dividend on the Common Stock calculated on an as-converted basis.
The Series A Preferred Stock is subject to conversion or redemption under various circumstances, including the right of holders to convert some or all of their shares into shares of Common Stock after twelve months at a fixed price of $49.54 (the “Conversion Price”) and the Company’s right to (x) convert all outstanding shares of Series A Preferred Stock at any time after the third anniversary of the initial issuance if the price of the Common Stock exceeds 150% of the Conversion Price or (y) redeem all outstanding shares of Series A Preferred Stock at any time after the fifth anniversary of the initial issuance at a price per share equal to the Stated Value, plus accrued and unpaid dividends, for cash, shares of Common Stock, or a combination of these. The Conversion Price is subject to customary anti-dilution and other adjustments. In addition, holders of shares of Series A Preferred Stock are eligible to demand redemption of their shares in the event of a change of control. Due to these various rights, privileges, and preferences, the Company has classified the Series A Preferred Stock as temporary (mezzanine) equity on its consolidated balance sheets.
Proceeds from the offering of the Series A Preferred Stock, net of stock issuance costs, were $646.3 million, which were used to fund a portion of the consideration for the Paragon acquisition due at its closing. Of the net proceeds, $39.7 million was allocated to the dividend adjustment feature at its issuance and separately accounted for as a derivative liability, as disclosed in Note 9, Derivative Instruments and Hedging Activities; thus, the proceeds of the issuance were allocated as follows:

(Dollars in millions)
Balance at July 1, 2018	$—
Issuance of Series A Preferred Stock	650.0
Stock issuance costs	(3.7)
Net of stock issuance costs	646.3
Derivative liability (see Note 9)	(39.7)
Net proceeds from Series A Preferred Stock issuance at June 30, 2019	$606.6

14. EQUITY-BASED COMPENSATION
The Company’s stock-based compensation is comprised of stock options, restricted stock units, and restricted stock.
2007 Stock Incentive Plan
Awards issued under the Company’s pre-IPO incentive compensation plan, known as the 2007 PTS Holdings Corp. Stock Incentive Plan, as amended (the “2007 Plan”), were generally issued for the purpose of retaining key employees and directors. Certain awards remain outstanding under the 2007 Plan, but it is no longer possible to issue new awards.
2014 and 2018 Omnibus Incentive Plans
In connection with the IPO, the Company’s Board of Directors adopted, and the holder of a majority of the shares approved, the 2014 Omnibus Incentive Plan effective July 31, 2014 (the “2014 Plan”). The 2014 Plan provided certain members of management, employees, and directors of the Company and its subsidiaries with the opportunity to obtain various incentives, including grants of stock options, restricted stock units (defined below), and restricted stock. In October 2018, the Company’s shareholders approved the 2018 Omnibus Incentive Plan (the “2018 Plan”), and as a result, new awards may no longer be issued under the 2014 Plan, although it remains in effect as to any previously granted award. The 2018 Plan is substantially similar to the 2014 Plan, except that (a) a total of 15,600,000 shares of Common Stock (subject to adjustment) may be issued under the 2018 Plan, (b) each share of Common Stock issuable under the 2018 Plan pursuant to a restricted stock or restricted stock unit award will reduce the number of reserved shares by 2.25 shares, and (c) the 2018 Plan imposes a limit on the value awards that may be made in a single year to a non-employee director.
Stock Compensation Expense
Stock compensation expense recognized in the consolidated statements of operations was $33.3 million, $27.2 million, and $20.9 million in fiscal 2019, 2018, and 2017, respectively. Stock compensation expense is classified in selling, general, and administrative expenses as well as cost of sales. The Company has elected to account for forfeitures as they occur.

Stock Options
The Company adopted two forms of non-qualified stock option agreement (each, a “Form Option Agreement”) for awards granted under the 2007 Plan. Under the Company’s Form Option Agreement adopted in 2009, a portion of the stock option awards vest in equal annual installments over a five-year period contingent solely upon the participant’s continued employment with the Company, or one of its subsidiaries, another portion of the stock option awards vest over a specified performance period upon achievement of pre-determined operating performance targets over time, and the remaining portion of the stock option awards vest upon realization of certain internal rates of return or multiple of investment goals. Under the Company’s other Form Option Agreement, adopted in 2013, a portion of the stock option awards vest over a specified performance period upon achievement of pre-determined operating performance targets over time while the other portion of the stock option awards vest upon realization of a specified multiple of investment goal. The Form Option Agreements include certain forfeiture provisions upon a participant’s separation from service with the Company. Following the IPO, the Company decided not to grant any further award under the 2007 Plan; however, all outstanding awards granted prior to the IPO remained outstanding in accordance with the terms of the 2007 Plan.
Stock options granted under the 2014 Plan or 2018 Plan, as applicable, during fiscal 2019, 2018, and 2017 had an intrinsic value of $24.0 million, $2.3 million, and $5.3 million, respectively, which represents approximately 1,179,000, 442,000, and 516,000 shares of Common Stock, respectively. Each stock option granted under the 2014 Plan or 2018 Plan vests in equal annual installments over a four-year period from the date of grant, contingent upon the participant’s continued employment with the Company, except for a small number of grants that vest based on the achievement of operating performance targets set forth in the award documents.
Methodology and Assumptions
All outstanding stock options have an exercise price per share equal to the fair market value of one share of Common Stock on the date of grant. All outstanding stock options have a contractual term of 10 years, subject to forfeiture under certain conditions upon separation of employment. The grant-date fair value, adjusted for estimated forfeitures, is recognized as expense on a graded-vesting basis over the vesting period. The fair value of stock options is determined using the Black-Scholes-Merton option pricing model for service and performance-based awards, and an adaptation of the Black-Scholes-Merton option valuation model, which takes into consideration the internal rate of return thresholds, for market-based awards. This model adaptation is essentially equivalent to the use of a path dependent-lattice model.
The weighted average of assumptions used in estimating the fair value of stock options granted during each year were as follows:

	Year Ended June 30,
	2019	2018	2017
Expected volatility	22% - 24%	24% - 27%	25% - 27%
Expected life (in years)	6.25	6.25	6.25
Risk-free interest rates	2.2% - 2.8%	1.9% - 2.1%	1.2% - 1.3%
Dividend yield	None	None	None
Public trading of the Common Stock commenced only in July 2014, and, as a result, there is only available limited relevant historical volatility experience; therefore, the expected volatility assumption is based on the historical volatility of the closing share prices of a comparable peer group. The Company selected peer companies from the pharmaceutical industry with similar characteristics, including market capitalization, number of employees and product focus. In addition, since the Company does not have a pattern of exercise behavior of option holders, the Company used the simplified method to determine the expected life of each option, which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest-rate for the expected life of the option is based on the comparable U.S. Treasury yield curve in effect at the time of grant. The weighted-average grant-date fair value of stock options in fiscal 2019, 2018, and 2017 was $9.49 per share, $10.39 per share and $7.13 per share, respectively.

The following table summarizes stock option activity and shares subject to outstanding options for the year ended June 30, 2019:

		Time			Performance			Market
	Weighted Average Exercise Price	Number of Shares	Weighted Average Contractual Term	Aggregate Intrinsic Value	Number of Shares	Weighted Average Contractual Term	Aggregate Intrinsic Value	Number of Shares	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding as of June 30, 2018	$23.57	1,712,836	7.01	$27,418,051	550,623	4.79	$13,052,439	117,467	3.35	$3,154,413
Granted	$33.38	1,096,501	—	—	82,990	—	—	—	—	—
Exercised	$19.14	(576,259)	—	13,210,249	(205,621)	—	5,533,365	(80,065)	—	2,301,861
Forfeited	$21.03	(53,264)	—	—	(300,258)	—	—	—	—	—
Expired / Canceled	$—	—	—	—	—	—	—	—	—	—
Outstanding as of June 30, 2019	$30.55	2,179,814	7.56	51,739,617	127,734	7.68	2,369,291	37,402	3.52	1,373,525
Vest and expected to vest as of June 30, 2019	$30.37	2,179,814	7.56	22,851,430	127,734	7.68	2,369,291	37,402	3.52	1,373,525
Vested and exercisable as of June 30, 2019	$18.63	780,875	5.61	$27,741,047	44,744	1.26	$1,635,659	37,402	3.52	$1,373,525
In fiscal 2019, participants exercised options to purchase approximately 283,000 net settled shares, resulting in $8.9 million of cash paid on behalf of participants for withholding taxes. The intrinsic value of the options exercised in fiscal 2019 was $21.0 million. The total fair value of options vested during the period was $3.6 million. As part of the time-based options granted, there were 230,093 shares granted in consideration for the acquisition of Paragon. Excluding this grant, the Weighted Average Exercise Price for fiscal 2019 would have been $41.47.
In fiscal 2018, participants exercised options to purchase approximately 240,000 net settled shares, resulting in $5.5 million of cash paid on behalf of participants for withholding taxes. The intrinsic value of the options exercised in fiscal 2018 was $15.3 million. The total fair value of options vested during the period was $3.6 million.
As of June 30, 2019, $6.5 million of unrecognized compensation cost related to granted and not forfeited stock options is expected to be recognized as expense over a weighted-average period of approximately 2.6 years.
Restricted Stock and Restricted Stock Units
The Company may grant to employees and members of its board of directors under the 2018 Plan (and formerly granted under the 2014 Plan) shares of restricted stock and units each representing the right to one share of Common Stock (“restricted stock units”). Since the IPO, the Company has granted to employees and directors restricted stock units and restricted stock that vest over specified periods of time as well as restricted stock units and restricted stock that have certain performance-related vesting requirements (“performance share units” and “performance shares,” respectively). The restricted stock and restricted stock units granted during fiscal 2019 and 2018 had grant date fair values aggregating $47.6 million and $44.6 million, respectively, which represent approximately 1,066,000 and 1,275,000 shares of Common Stock, respectively. Under the 2014 Plan or 2018 Plan, as appropriate, the performance shares and performance share units vest upon achieving Company financial performance metrics established at the outset of the three-year performance period associated with each grant. The metrics for the fiscal 2016 performance share unit grant were based on performance against a mix of cumulative revenue and cumulative Adjusted EBITDA targets, and these grants vested in fiscal 2018 based on achievement against those targets. Note that Adjusted EBITDA (which is called “Consolidated EBITDA” in the Credit Agreement) is calculated based on the definition in the Credit Agreement, is not defined under U.S. GAAP, and is subject to important limitations. The metrics for the fiscal 2017, 2018, and 2019 performance share and performance share unit grants were based on performance against a mix of adjusted EPS targets and relative total shareholder return (“RTSR”) targets. Note that adjusted EPS is calculated as a quotient of tax-effected Adjusted EBITDA by the weighted average number of fully diluted shares, is not defined under U.S. GAAP, and is subject to important limitations. The performance shares and performance share units vest following the end of their respective three-year performance periods upon a determination of achievement relative to the targets. Each quarter during the period in which the performance shares and performance share units are outstanding, the Company estimates the likelihood of such achievement by the end of the performance period in order to determine the probability of vesting. The number of shares actually earned at the end of the three-year period for the fiscal 2017, 2018 and 2019 grants will vary, based only on actual performance, from 0% to 200%, or from 0% to 150%, of the target number of performance shares or performance share units specified on the date of grant, in the case of adjusted EPS and RTSR grants, respectively. Time-based restricted stock units and restricted stock generally vest on the second or third anniversary of the date of grant, subject to the participant’s continued employment with the Company.

Methodology and Assumptions - Expense Recognition and Grant Date Fair Value
The fair values of (a) time-based restricted stock units and restricted stock are recognized as expense on a cliff-vesting schedule over the applicable vesting period and (b) performance shares and performance share units are re-assessed quarterly as discussed above.
The grant date fair values of both time-based and performance-based shares and units are determined based on the number of shares subject to the grants and the fair value of the Common Stock on the dates of the grants, as determined by the closing market prices.
Time-Based Restricted Stock Units and Restricted Stock
The following table summarizes activity in unvested time-based restricted stock units and restricted stock for the year ended June 30, 2019:

	Time-Based Units and Shares	Weighted Average Grant-Date Fair Value
Unvested as of June 30, 2018	1,004,236	$31.81
Granted	681,702	44.16
Vested	196,973	31.90
Forfeited	94,115	36.32
Unvested as of June 30, 2019	1,394,850	$37.53

Adjusted EPS and Other Performance Share Units and Performance Shares
The following table summarizes activity in unvested performance share units and performance shares for the year ended June 30, 2019:

	Performance-Based Units and Shares Performance-Based Units and Shares	Weighted Average Grant-Date Fair Value
Unvested as of June 30, 2018	577,856	$30.30
Granted	213,730	43.81
Vested	93,082	31.77
Forfeited	54,049	40.68
Unvested as of June 30, 2019	644,455	$33.70

RTSR Performance Shares and Performance Share Units
The fair value of the RTSR performance share units and performance shares is determined using the Monte Carlo pricing model because the number of shares to be awarded is subject to a market condition. The Monte Carlo simulation is a generally accepted statistical technique used to simulate a range of possible future outcomes. Because the valuation model considers a range of possible outcomes, compensation cost is recognized regardless of whether the market condition is actually satisfied.
The assumptions used in estimating the fair value of the RTSR performance share units and performance shares granted during each year were as follows:

Year Ended June 30,
	2019	2018
Expected volatility	30% - 33%	32% - 33%
Expected life (in years)	2.4 - 3.0	2.4 - 2.9
Risk-free interest rates	2.5% - 3.0%	1.4% - 2.1%
Dividend yield	None	None

The following table summarizes activity in unvested RTSR performance share units and performance shares for the year ended June 30, 2019:

	RTSR Units and Shares	Weighted Average Grant-Date Fair Value
Unvested as of June 30, 2018	483,097	$32.47
Granted	170,969	47.64
Vested	98,373	40.01
Forfeited	30,437	36.76
Unvested as of June 30, 2019	525,256	$35.75
In fiscal 2019, participants vested and settled 262,000 net settled shares, resulting in $5.4 million of cash paid on behalf of participants for withholding taxes. In fiscal 2018, participants vested and settled 420,000 net settled shares, resulting in $8.2 million of cash paid on behalf of participants for withholding taxes.
As of June 30, 2019, $39.1 million of unrecognized compensation cost related to restricted stock and restricted stock units is expected to be recognized as expense over a weighted-average period of approximately 1.8 years. The weighted-average grant-date fair value of restricted stock and restricted stock units in fiscal 2019, 2018, and 2017 was $44.65, $34.99, and $25.20, respectively. The fair value of restricted stock units vested in fiscal 2019, 2018, and 2017 was $13.2 million, $13.6 million, and $1.1 million, respectively.
15. OTHER (INCOME)/EXPENSE, NET
The components of other (income)/expense, net for the twelve months ended June 30, 2019, 2018, and 2017 are as follows:

	Twelve Months Ended June 30,
(Dollars in millions)	2019	2018	2017
Other (income)/expense, net
Debt refinancing costs (1)	$15.8	$11.8	$4.3
Foreign currency (gains) and losses (2)	(0.5)	(4.6)	4.2
Other (3)	(12.6)	(1.7)	—
Total other (income)/expense	$2.7	$5.5	$8.5
(1) The expense in the twelve months ended June 30, 2019 includes $15.8 million of financing charges related to the offering of the USD 2027 Notes. The expense in the twelve months ended June 30, 2018 includes $11.8 million of financing charges related to the offering of the USD 2026 Notes and an amendment to the Credit Agreement, which included a $6.1 million charge for commitment fees paid during the first quarter of fiscal 2018 on the Bridge Facility. The twelve months ended June 30, 2017 include financing charges of $4.3 million related to the December 2016 offering of the Euro Notes and repricing and partial paydown of the Company's term loans under its senior secured credit facilities.
(2) Foreign currency (gains) and losses include both cash and non-cash transactions.
(3) Included within Other are realized derivative instrument gains of $12.9 million during the fiscal year ended June 30, 2019.
16. COMMITMENTS AND CONTINGENCIES
Contingent Losses
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
Rental Payments and Expense
The future minimum rental payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year at June 30, 2019 are:

(Dollars in millions)	2020	2021	2022	2023	2024	Thereafter	Total
Minimum rental payments	$12.2	$10.0	$9.2	$8.5	$7.4	$10.9	$58.2
Rental expense relating to operating leases was $18.0 million, $16.4 million, and $13.2 million for the fiscal years ended June 30, 2019, 2018, and 2017, respectively. Sublease rental income was not material for any period presented.
17.  SEGMENT AND GEOGRAPHIC INFORMATION
As discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, the Company conducts its business within the following segments: Softgel Technologies, Biologics and Specialty Drug Delivery, Oral Drug Delivery, and Clinical Supply Services. The Company evaluates the performance of its segments based on segment revenue and segment earnings before non-controlling interest, other (income)/expense, impairments, restructuring costs, interest expense, income tax (benefit)/expense, and depreciation and amortization (“Segment EBITDA”). The Company considers its reporting segments' results in the context of a similar Company-wide measure: EBITDA from operations, which the Company defines as consolidated earnings from operations before interest expense, income tax (benefit)/expense, depreciation and amortization, adjusted for the income or loss attributable to non-controlling interest. Neither Segment EBITDA nor EBITDA from operations is defined under U.S. GAAP, and neither is a measure of operating income, operating performance, or liquidity presented in accordance with U.S. GAAP. Each of these non-GAAP measures is subject to important limitations. This Note to the consolidated financial statements includes information concerning Segment EBITDA and EBITDA from operations (a) because Segment EBITDA and EBITDA from operations are operational measures used by management in the assessment of the operating segments, the allocation of resources to the segments, and the setting of strategic goals and annual goals for the segments, and (b) in order to provide supplemental information that the Company considers relevant for the readers of the consolidated financial statements, but such information is not meant to replace or supersede U.S. GAAP measures. The Company’s presentation of Segment EBITDA and EBITDA from operations may not be comparable to similarly titled measures used by other companies. The most directly comparable U.S. GAAP measure to EBITDA from operations is earnings/(loss) from operations. Included in this Note is a reconciliation of earnings/(loss) from operations to EBITDA from operations.
The following tables include net revenue and Segment EBITDA for each of the Company's current reporting segments during the fiscal years ended June 30, 2019, 2018, and 2017 (restated in accordance with ASC 280):

(Dollars in millions)	Fiscal Year Ended June 30,
	2019	2018	2017
Net revenue:
Softgel Technologies	$872.1	$917.3	$855.3
Biologics and Specialty Drug Delivery	742.1	601.9	350.8
Oral Drug Delivery	619.9	573.9	561.6
Clinical Supply Services	321.4	430.4	348.8
Inter-segment revenue elimination	(37.5)	(60.1)	(41.1)
Net revenue	$2,518.0	$2,463.4	$2,075.4

(Dollars in millions)	Fiscal Year Ended June 30,
	2019	2018	2017
Segment EBITDA reconciled to earnings from operations:
Softgel Technologies	$191.2	$196.4	$190.5
Biologics and Specialty Drug Delivery	180.4	146.8	63.4
Oral Drug Delivery	186.7	172.9	179.0
Clinical Supply Services	84.4	76.2	54.9
Sub-Total	$642.7	$592.3	$487.8
Reconciling items to earnings from operations
Unallocated costs (1)	(142.9)	(138.8)	(115.6)
Depreciation and amortization	(228.6)	(190.1)	(146.5)
Interest expense, net	(110.9)	(111.4)	(90.1)
Income tax expense	(22.9)	(68.4)	(25.8)
Earnings from operations	$137.4	$83.6	$109.8
(1) Unallocated costs include restructuring and special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(Dollars in millions)	Fiscal Year Ended June 30,
	2019	2018	2017
Impairment charges and gain/(loss) on sale of assets	$(5.1)	$(8.7)	$(9.8)
Equity compensation	(33.3)	(27.2)	(20.9)
Restructuring and other special items (a)	(57.7)	(54.4)	(33.5)
Other income/(expense), net (b)	(2.7)	(5.5)	(8.5)
Non-allocated corporate costs, net	(44.1)	(43.0)	(42.9)
Total unallocated costs	$(142.9)	$(138.8)	$(115.6)
(a) Restructuring and other special items during fiscal 2019 include transaction and integration costs associated with the acquisitions of Juniper and Paragon. Restructuring and other special items during fiscal 2018 include transaction and integration costs associated with the acquisitions of Catalent Indiana. Restructuring and other special items during fiscal 2017 include transaction and integration costs associated with the acquisitions of Pharmatek and Accucaps Industries Limited.
(b) Refer to Note 15, Other (income)/expense, net, for details of financing charges and foreign currency translation adjustments recorded within other income/(expense), net.
The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the consolidated balance sheets.
Total Assets

(Dollars in millions)	June 30, 2019	June 30, 2018
Softgel Technologies	$1,196.1	$1,139.8
Biologics and Specialty Drug Delivery	3,104.8	1,615.4
Oral Drug Delivery	1,210.0	999.5
Clinical Supply Services	463.2	452.7
Corporate and eliminations	209.9	323.7
Total assets	$6,184.0	$4,531.1

The following tables include depreciation and amortization expense and capital expenditures for the fiscal years ended June 30, 2019, 2018, and 2017 for each segment, as well as reconciling items necessary to total the amounts reported in the consolidated statements of operations:
Depreciation and Amortization Expense

(Dollars in millions)	Fiscal Year Ended June 30,
	2019	2018	2017
Softgel Technologies	$39.0	$43.9	$38.4
Biologics and Specialty Drug Delivery	76.7	54.7	25.2
Oral Drug Delivery	73.5	54.4	50.1
Clinical Supply Services	18.8	19.5	18.7
Corporate	20.6	17.6	14.1
Total depreciation and amortization expense	$228.6	$190.1	$146.5

Capital Expenditures

(Dollars in millions)	Fiscal Year Ended June 30,
	2019	2018	2017
Softgel Technologies	$50.6	$41.3	$27.6
Biologics and Specialty Drug Delivery	88.9	55.2	40.8
Oral Drug Delivery	51.5	40.2	42.7
Clinical Supply Services	2.9	11.5	7.2
Corporate	24.2	28.3	21.5
Total capital expenditures	$218.1	$176.5	$139.8
The following table presents long-lived assets(1) by geographic area:

(Dollars in millions)	June 30, 2019	June 30, 2018
United States	$1,066.0	$849.9
Europe	344.4	304.9
International Other	126.3	115.8
Total	$1,536.7	$1,270.6
(1)  Long-lived assets include property, plant, and equipment, net of accumulated depreciation.
18. SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplemental balance sheet information at June 30, 2019 and June 30, 2018 is detailed in the following tables.
Inventories
Work-in-process and finished goods inventories include raw materials, labor, and overhead. Total inventories consist of the following:

(Dollars in millions)	June 30, 2019	June 30, 2018
Raw materials and supplies	$161.6	$137.1
Work-in-process & finished goods	115.0	90.6
Total inventory, gross	276.6	227.7
Inventory cost adjustment	(19.4)	(18.6)
Inventories	$257.2	$209.1

Prepaid expenses and other
Prepaid expenses and other current assets consist of the following:

(Dollars in millions)	June 30, 2019	June 30, 2018
Prepaid expenses	$18.7	$19.2
Spare parts supplies	8.1	11.1
Prepaid income tax	10.0	7.2
Non-U.S. value-added tax	16.4	12.5
Other current assets	23.6	15.2
Prepaid expenses and other	$76.8	$65.2

Property, plant, and equipment, net
Property, plant, and equipment, net consist of the following:

(Dollars in millions)	June 30, 2019	June 30, 2018
Land, buildings, and improvements	$1,049.4	$928.1
Machinery, equipment, and capitalized software	1,104.9	988.1
Furniture and fixtures	16.9	14.9
Construction in progress	278.9	166.8
Property and equipment, at cost	2,450.1	2,097.9
Accumulated depreciation	(913.4)	(827.3)
Property, plant, and equipment, net	$1,536.7	$1,270.6

Other assets
Other assets consist of the following:

(Dollars in millions)	June 30, 2019	June 30, 2018
Deferred compensation investments	$21.9	$20.1
Pension asset	25.8	18.0
Deferred long-term debt financing costs	3.0	1.1
Other	10.5	6.0
Total other assets	$61.2	$45.2
Other accrued liabilities
Other accrued liabilities consist of the following:

(Dollars in millions)	June 30, 2019	June 30, 2018
Accrued employee-related expenses	$103.9	$104.3
Restructuring accrual	8.2	9.4
Accrued interest	11.7	16.5
Deferred revenue and fees	155.2	100.9
Accrued income tax	8.5	25.9
Other accrued liabilities and expenses	50.9	55.9
Other accrued liabilities	$338.4	$312.9

Allowance for doubtful accounts
Trade receivables allowance for doubtful accounts activity is as follows:

(Dollars in millions)	June 30, 2019	June 30, 2018	June 30, 2017
Beginning balance	$6.0	$4.0	$3.9
Charged to cost and expenses (recoveries)	3.1	1.7	1.0
Deductions	(3.0)	0.3	(0.9)
Impact of foreign exchange	—	—
Closing balance	$6.1	$6.0	$4.0

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the Company’s unaudited quarterly results of operation.

(Dollars in millions, except per share data)	Fiscal 2019, By Quarters
	First	Second	Third	Fourth
Net revenue	$551.8	$623.0	$617.5	$725.7
Gross margin	148.5	201.4	198.7	256.5
Net earnings/(loss)	$(14.4)	$49.0	$31.7	$71.1

Earnings per share:
Basic
Net earnings/(loss)	$(0.10)	$0.34	$0.22	$0.45
Diluted
Net earnings/(loss)	$(0.10)	$0.33	$0.22	$0.44

(Dollars in millions, except per share data)	Fiscal 2018, By Quarters
	First	Second	Third	Fourth
Net revenue	$543.9	$606.3	$627.9	$685.3
Gross margin	140.1	187.4	191.7	233.4
Net earnings	$3.8	$(21.9)	$19.0	$82.7

Earnings per share:
Basic
Net earnings	$0.03	$(0.16)	$0.14	$0.62
Diluted
Net earnings	$0.03	$(0.16)	$0.14	$0.61

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level, other than with respect to Paragon, which we acquired in May 2019, and are permitted to exclude from this conclusion.
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
Our internal control over financial reporting includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because either conditions change or the degree of compliance with our policies and procedures may deteriorate.
Our management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2019. In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of June 30, 2019.
In May 2019, we acquired Paragon, which has total assets, excluding intangible assets and goodwill arising from the acquisition, and total revenue of approximately 4% and 1%, respectively, of the amounts reported as total assets and net revenue in our consolidated financial statements as of and for the period ended June 30, 2019. Our management assessment of the effectiveness of our internal control over financial reporting as of June 30, 2019 excluded the Paragon acquisition, as permitted under applicable SEC guidance, because we are in the process of aligning and integrating various processes, systems and internal controls related to the business and operations of this subsidiary, excluding intangible assets and goodwill, which are included within the scope of our assessment.
The effectiveness of our internal control over financial reporting as of June 30, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8. Financial Statements and Supplementary Data in this Annual Report.
Changes in Internal Control over Financial Reporting
Other than as noted above in connection with the acquisition of Paragon, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our Directors and Executive Officers, “Section 16(a) Beneficial Ownership Reporting Compliance,” definitive shareholder communications with our Board of Directors, and corporate governance may be found in our Proxy Statement for the 2019 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed within 120 days after June 30, 2019, the close of our fiscal year covered by this Annual Report. Such information is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION
Information concerning executive compensation may be found in the Proxy Statement, which will be filed within 120 days after June 30, 2019, the close of our fiscal year covered by this Annual Report. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management may be found in the Proxy Statement, which will be filed within 120 days after June 30, 2019, the close of our fiscal year covered by this Annual Report. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related-party transactions and director independence may be found in the Proxy Statement, which will be filed within 120 days after June 30, 2019, the close of our fiscal year covered by this Annual Report. Such information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding the fees paid to and services performed by our independent accountants may be found in the Proxy Statement, which will be filed within 120 days after June 30, 2019, the close of our fiscal year covered by this Annual Report. Such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements. The Financial Statements listed in the Index to Financial Statements are filed under Item 8. Financial Statements and Supplementary Data of this Annual Report.
(a)(2) Financial Statements Schedule.
Deferred Tax Assets - Valuation Allowance

(Dollars in millions)	Beginning Balance	Current Period (Charge) / Benefit	Deductions and Other	Ending Balance
Year ended June 30, 2017
Tax valuation allowance	$(69.9)	$(9.4)	$0.5	$(78.8)

Year ended June 30, 2018
Tax valuation allowance	$(78.8)	$(13.8)	$6.4	$(86.2)

Year ended June 30, 2019
Tax valuation allowance	$(86.2)	$11.3	$(1.4)	$(76.3)
The schedule for the allowance for doubtful accounts is not included as the required information is included in Note 18 to the Consolidated Financial Statements. The remaining schedules are not applicable.
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

Exhibit No.	Description
2.1	Interest Purchase Agreement, dated September 18, 2017, by and among Catalent Pharma Solutions, Inc., Cook Pharmica LLC, and Cook Group Incorporated. Disclosure schedules and exhibits have been omitted. The Interest Purchase Agreement as filed identifies such schedules and exhibits, including the general nature of their contents. Catalent, Inc. agrees to furnish a copy of any omitted attachment to the Securities and Exchange Commission on a confidential basis upon request (incorporated by reference to exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 19, 2017).

2.2	Agreement and Plan of Merger, dated as of July 2, 2018, among Catalent Pharma Solutions, Inc., Catalent Boston, Inc., and Juniper Pharmaceuticals, Inc. (incorporated by reference to exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 3, 2018).

2.3	Agreement and Plan of Merger, dated April 14, 2019, by and among Catalent Pharma Solutions, Inc., Paragon Bioservices, Inc., solely for purposes of Section 4.12 (solely with respect to the Equity Financing (as defined therein)) and Section 8.19, Catalent, Inc., and Pearl Shareholder Representative, LLC. Disclosure schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Merger Agreement as filed identifies such schedules and exhibits, including the general nature of their contents. The Company agrees to furnish a copy of any omitted attachment to the Securities and Exchange Commission on a confidential basis upon request (incorporated by reference to exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 17, 2019).

2.4	First Amendment to Agreement and Plan of Merger, dated as of May 9, 2019, by and between Catalent Pharma Solutions, Inc. and Paragon Bioservices, Inc. *

3.1	Third Amended and Restated Certificate of Incorporation of Catalent, Inc., as filed with the Secretary of State of the State of Delaware on October 31, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 6, 2018).

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, Par Value $0.01 Per Share, of Catalent, Inc. (incorporated by reference to exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 22, 2019).

3.3	Bylaws of Catalent, Inc., effective October 31, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 6, 2018).

4.1	Indenture dated December 9, 2016, by and among Catalent Pharma Solutions, Inc., the subsidiary guarantors named therein, Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as principal paying agent, and Deutsche Bank Luxembourg S.A., as transfer agent and registrar (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 12, 2016).

4.2	Form of 4.750% Senior Notes due 2024 (included as part of Exhibit 4.1 above).

4.3	Indenture, dated October 18, 2017, by and among Catalent Pharma Solutions, Inc., the subsidiary guarantors named therein and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 18, 2017).

4.4	Form of 4.875% Senior Notes due 2026 (included as part of Exhibit 4.3 above).

4.5	Indenture, dated June 27, 2019, by and among Catalent Pharma Solutions, Inc., the subsidiary guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 27, 2019).

4.6	Form of 5.00% Senior Notes due 2027 (included as part of Exhibit 4.5 above).

4.7	Description of the Company’s Common Stock, par value $0.01. *

10.1
Form of Severance Agreement between named executive officers and Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 10.3 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K filed on September 17, 2010). †

10.2	Form of Unit Subscription Agreement (incorporated by reference to Exhibit 10.12 to Catalent Pharma Solutions, Inc.’s Amendment No. 1 to the Registration Statement on Form S-4/A filed on March 3, 2008). †

10.3
Form of Management Equity Subscription Agreement (incorporated by reference to Exhibit 10.13 to Catalent Pharma Solutions, Inc.’s Amendment No. 1 to the Registration Statement on Form S-4/A filed on March 3, 2008). †

10.4	2007 PTS Holdings Corp. Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007). †

10.5
Amendment No. 1 to the 2007 PTS Holdings Corp. Stock Incentive Plan, dated September 8, 2010 (incorporated by reference to Exhibit 10.16 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K filed on September 17, 2010). †

10.6
Amendment No. 2 to the 2007 PTS Holdings Corp. Stock Incentive Plan, dated June 25, 2013 (incorporated by reference to Exhibit 10.45 to Catalent, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1/A as filed on September 28, 2014). †

10.7	Form of Nonqualified Stock Option Agreement (executives) approved June 25, 2013 (incorporated by reference to Exhibit 10.45 of Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K filed on September 10, 2013). †

10.8
Form of Nonqualified Stock Option Agreement (Chief Executive Officer) approved June 25, 2013 (incorporated by reference to Exhibit 10.46 of Catalent Pharma Solutions Inc.’s Annual Report on Form 10-K filed on September 10, 2013). †

10.9	Catalent, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 5, 2014). †

10.10	Form of Stock Option Agreement for U.S. Employees (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 5, 2014). †

10.11	Form of Stock Option Agreement for Non-U.S. Employees (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on August 5, 2014). †

10.12	Form of Restricted Stock Unit Agreement for U.S. Employees (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 5, 2014). †

10.13	Form of Restricted Stock Unit Agreement for Non-U.S. Employees (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on August 5, 2014). †

10.14	Form of Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 5, 2014). †

10.15	Amended and Restated Credit Agreement, dated as of May 20, 2014, relating to the Credit Agreement, dated as of April 10, 2007, as amended, among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc., as the administrative agent, collateral agent and swing line lender and other lenders as parties thereto (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Current Report on Form 8-K filed on May 27, 2014).

10.16	Intellectual Property Security Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc., PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Therein and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.21 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007).

10.17	Intellectual Property Security Agreement Supplement, dated as of July 1, 2008, to the Intellectual Property Security Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc., PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Therein and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.28 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K filed on September 29, 2008).

10.18	Amendment No. 1, dated December 1, 2014 to Amended and Restated Credit Agreement, dated as of May 20, 2014 among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc., as the administrative agent, collateral agent and swing line lender and other lenders as parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 2, 2014).

10.19	Employment Agreement, dated October 22, 2014 by and among Catalent, Inc. and John R. Chiminski (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 24, 2014). †

10.20
Catalent Pharma Solutions, Inc. Deferred Compensation Plan as amended and restated effective January 1, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2017). †

10.21	Amendment to the Catalent Pharma Solutions, Inc. Deferred Compensation Plan effective January 1, 2017 (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on August 28, 2017). †

10.22	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of December 9, 2016, by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc. as administrative agent, collateral agent and swing line lender and the lenders party thereto, which amends that certain Amended and Restated Credit Agreement, dated as of May 20, 2014 (as amended), by and among Catalent Pharma Solutions, Inc. PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc. and JP Morgan Chase Bank, N.A. as L/C Issuers, the other lenders party thereto and the other agents party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 12, 2016).

10.23	Form of Performance Share Unit Agreement for U.S. Employees for the performance period July 1, 2016 through June 30, 2019 (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed on August 28, 2017). †

10.24	Form of Performance Share Unit Agreement for Non-U.S. Employees for the performance period July 1, 2016 through June 30, 2019 (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed on August 28, 2017). †

10.25	Amendment to Employment Agreement, dated August 23, 2017, by and between Catalent, Inc. and John R. Chiminski (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2017). †

10.26	Form of Restricted Stock Agreement for U.S. Employees (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 28, 2017). †

10.27
Amendment No. 2 to the Catalent Pharma Solutions, Inc. Deferred Compensation Plan effective October 16, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2017). †

10.28	Amendment No. 3 to Amended and Restated Credit Agreement, dated as of October 18, 2017, by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and swing line lender and the lenders party thereto, which amends that certain Amended and Restated Credit Agreement, dated as of May 20, 2014 (as amended), by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc. and JPMorgan Chase Bank, N.A., as L/C Issuers, the other lenders party thereto and the other agents party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 18, 2017).

10.29
Form of the Performance Share Unit Agreement for U.S. Employees for the performance period July 1, 2017 through June 30, 2020 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2017). †

10.30
Form of the Performance Share Unit Agreement for Non-U.S. Employees for the performance period July 1, 2017 through June 30, 2020 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2017). †

10.31	Offer letter, dated January 31, 2018, between Wetteny Joseph and Catalent Pharma Solutions, LLC (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on February 5, 2018). †

10.32	Form of Performance Restricted Stock Agreement for U.S. Employees (for the performance period July 1, 2016 through June 30, 2019) (incorporated by reference to Exhibit 10.40 to the Company's annual report on Form 10-K filed on August 28, 2018). †

10.33	Form of Performance Restricted Stock Agreement for Non-U.S. Employees (for the performance period July 1, 2016 through June 30, 2019) (incorporated by reference to Exhibit 10.41 to the Company's annual report on Form 10-K filed on August 28, 2018). †

10.34	Form of Performance Restricted Stock Agreement for U.S. Employees (for the performance period July 1, 2017 through June 30, 2020) (incorporated by reference to Exhibit 10.42 to the Company's annual report on Form 10-K filed on August 28, 2018). †

10.35	Form of Performance Restricted Stock Agreement for Non-U.S. Employees (for the performance period July 1, 2017 through June 30, 2020) (incorporated by reference to Exhibit 10.43 to the Company's annual report on Form 10-K filed on August 28, 2018). †

10.36	Form of the Performance Share Unit Agreement for U.S. Employees (for the performance period July 1, 2018 through June 30, 2021) (incorporated by reference to Exhibit 10.44 to the Company's annual report on Form 10-K filed on August 28, 2018). †

10.37	Form of the Performance Share Unit Agreement for Non-U.S. Employees (for the performance period July 1, 2018 through June 30, 2021) (incorporated by reference to Exhibit 10.45 to the Company's annual report on Form 10-K filed on August 28, 2018). †

10.38	Form of Performance Restricted Stock Agreement for U.S. Employees (for the performance period July 1, 2018 through June 30, 2021) (incorporated by reference to Exhibit 10.46 to the Company's annual report on Form 10-K filed on August 28, 2018). †

10.39	Form of Performance Restricted Stock Agreement for Non-U.S. Employees (for the performance period July 1, 2018 through June 30, 2021) (incorporated by reference to Exhibit 10.47 to the Company's annual report on Form 10-K filed on August 28, 2018). †

10.40	Offer letter, dated January 31, 2019, between Alessandro Maselli and Catalent Pharma Solutions. † *

10.41	Terms and Conditions of Employment Statement, dated February 1, 2018, between Alessandro Maselli and Catalent Pharma Solutions. † *

10.42	Equity Commitment and Investment Agreement, dated as of April 14, 2019, by and among Catalent, Inc., Green Equity Investors VII, L.P. and Green Equity Investors Side VII, L.P. Disclosure schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Investment Agreement as filed identifies such schedules, including the general nature of their contents. The Company agrees to furnish a copy of any omitted attachment to the Securities and Exchange Commission on a confidential basis upon request (incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 17, 2019).

10.43	Stockholders’ Agreement, dated as of May 17, 2019, by and among Catalent, Inc., Green Equity Investors VII, L.P., Green Equity Investors Side VII, L.P., LGP Associates VII-A LLC and LGP Associates VII-B LLC (incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 22, 2019).

10.44	Registration Rights Agreement, dated as of May 17, 2019, by and among Catalent, Inc., Green Equity Investors VII, L.P., Green Equity Investors Side VII, L.P., LGP Associates VII-A LLC and LGP Associates VII-B LLC (incorporated by reference to exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 22, 2019).

10.45	Amendment No. 4 to Amended and Restated Credit Agreement by and among /Catalent Pharma Solutions, Inc., as Borrower, PTS Intermediate Holdings LLC, as Holdings, the subsidiaries of Holdings party thereto, JP Morgan Chase Bank, N.A., as the administrative agent, collateral agent, swing line lender, and letter of credit issuer, and the lenders and other parties thereto (incorporated by reference to exhibit 10.4 to the Company's Current Report on Form 8-K filed on May 22, 2019).

10.46	Form of 2018 Omnibus Incentive Plan Restricted Stock Unit Agreement for U.S. Employees (incorporated by reference to exhibit 10.40 to the Company's Quarterly Report on Form 10-Q filed on May 7, 2019). †

10.47	Form of 2018 Omnibus Incentive Plan Restricted Stock Unit Agreement for non-U.S. Employees (incorporated by reference to exhibit 10.41 to the Company's Quarterly Report on Form 10-Q filed on May 7, 2019). †

10.48	Form of 2018 Omnibus Incentive Plan Performance Share Unit Agreement for U.S. Employees (three-year performance period) (incorporated by reference to exhibit 10.42 to the Company's Quarterly Report on Form 10-Q filed on May 7, 2019). †

10.49	Form of 2018 Omnibus Incentive Plan Performance Share Unit Agreement for non-U.S. Employees (three-year performance period) (incorporated by reference to exhibit 10.43 to the Company's Quarterly Report on Form 10-Q filed on May 7, 2019). †

10.50	Form of 2018 Omnibus Incentive Plan Option Agreement for U.S. Employees (incorporated by reference to exhibit 10.44 to the Company's Quarterly Report on Form 10-Q filed on May 7, 2019). †

10.51	Form of 2018 Omnibus Incentive Plan Option Agreement for non-U.S. Employees (incorporated by reference to exhibit 10.45 to the Company's Quarterly Report on Form 10-Q filed on May 7, 2019). †

10.52	Offer letter, dated March 13, 2018, between Steven Fasman and Catalent Pharma Solutions Inc. † *

10.53	Rollover Agreement, dated as of May 9, 2019, between Pete Buzy and Catalent, Inc. † *

10.54	Offer letter, dated May 14, 2019, between Pete Buzy and Catalent Pharma Solutions Inc. † *

10.55	Option Grant Notice, dated May 17, 2019, to Pete Buzy (retention grant) † *

10.56	Substitute Option Grant Notice and Agreement, dated May 17, 2019, between Pete Buzy and Catalent, Inc. † *

10.57	Summary of Management Incentive Plan for the fiscal year ended June 30, 2019. † *

21.1	Subsidiaries of the Registrant. *

23.1	Consent of Ernst & Young LLP. *

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.1	The following materials are formatted in inline XBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statement of Changes in Shareholders’ Equity (Deficit), (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements. *

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

CATALENT, INC.

Date:	August 27, 2019	By:	/s/ STEVEN L. FASMAN
Steven L. Fasman
Senior Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN R. CHIMINSKI	Chief Executive Officer (Principal Executive Officer) and Director	8/27/2019
John R. Chiminski

/s/ MADHAVAN BALACHANDRAN	Director	8/27/2019
Madhavan Balachandran

/s/ J. MARTIN CARROLL	Director	8/27/2019
J. Martin Carroll

/s/ ROLF CLASSON	Director	8/27/2019
Rolf Classon

/s/ ROSEMARY A. CRANE	Director	8/27/2019
Rosemary A. Crane

/s/ JOHN J. GREISCH	Director	8/27/2019
John J. Greisch

/s/ CHRISTA KREUZBURG	Director	8/27/2019
Christa Kreuzburg

/s/ GREGORY T. LUCIER	Director	8/27/2019
Gregory T. Lucier

/s/ DONALD E. MOREL, JR.	Director	8/27/2019
Donald E. Morel, Jr.

/s/ JACK STAHL	Director	8/27/2019
Jack Stahl

/s/ PETER ZIPPELIUS	Director	8/27/2019
Peter Zippelius

/s/ WETTENY JOSEPH	Senior Vice President & Chief Financial Officer	8/27/2019
Wetteny Joseph	(Principal Financial Officer and Principal Accounting Officer)