Form 10-Q
period 2019-09-30
Catalent, Inc.
filed 2019-11-05
CIK 1596783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

On November 1, 2019, there were 146,308,834 shares of the Registrant's common stock, par value $0.01 per share, issued and outstanding.

CATALENT, INC. and Subsidiaries

INDEX TO FORM 10-Q
For the Three Ended September 30, 2019

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
Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include, but are not limited to, those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (the “Fiscal 2019 10-K”) and the following:
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

•Our ability to use our net operating loss carryforwards, ex-U.S. tax credit carryforwards, and certain other tax attributes may be limited.
•Changes to the estimated future profitability of the business may require that we establish an additional valuation allowance against all or some portion of our net U.S. deferred tax assets.
•We are dependent on key personnel whose continued employment and engagement at current levels cannot be assured.
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
•We engage from time to time in acquisitions and other transactions that may complement or expand our business or divest of non-strategic businesses or assets. We may not be able to complete such transactions, and such transactions, if executed, pose significant risks, including risks relating to our ability to successfully and efficiently integrate acquisitions or execute on dispositions and realize anticipated benefits therefrom. The failure to execute or realize the full benefits from any such transaction could have a negative effect on our operations.
•Gene therapy is a relatively new and still-developing mode of treatment, dependent on cutting-edge technologies, and our customers’ gene therapies may be perceived as unsafe or may result in unforeseen adverse events. Negative public opinion, continuing research, or increased regulatory scrutiny of gene therapy and its financial cost may damage public perception of the safety, utility, or efficacy of gene therapies and harm our customers’ ability to conduct their business or obtain regulatory approvals for their gene therapy products, and thereby have an indirect, adverse effect on our gene therapy offerings.
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
•Despite our high indebtedness level, we and our subsidiaries will still be able to incur significant additional debt, which could further exacerbate the risks associated with our substantial indebtedness.
•Our debt agreements contain restrictions that limit our flexibility in operating our business.
•Despite the limitations in our debt agreements, we retain the ability to take certain actions that may interfere with our ability timely to pay our substantial indebtedness.
•We may use derivative financial instruments to reduce our exposure to market risks from changes in interest rates on our variable-rate indebtedness or changes in currency exchange rates, and any such instrument may expose us to risks related to counterparty credit worthiness or non-performance of these instruments.
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

Social Media
We use our website (www.catalent.com), our corporate Facebook page (https://www.facebook.com/CatalentPharmaSolutions), and our corporate Twitter account (@catalentpharma) as channels for the distribution of information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, Securities and Exchange Commission (“SEC”) filings, and public conference calls and webcasts. The contents of our website and social media channels are not, however, a part of this report.

PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Catalent, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited; dollars in millions, except per share data)

	Three Months Ended September 30,
	2019	2018
Net revenue	$664.7	$551.8
Cost of sales	487.0	403.3
Gross margin	177.7	148.5
Selling, general, and administrative expenses	142.8	115.5
Impairment charges and (gain)/loss on sale of assets	(0.2)	2.9
Restructuring and other	0.7	9.7
Operating earnings	34.4	20.4
Interest expense, net	36.3	28.1
Other (income)/expense, net	4.9	5.7
Earnings/(loss) from operations before income taxes	(6.8)	(13.4)
Income tax expense/(benefit)	(6.9)	1.0
Net earnings/(loss)	0.1	(14.4)
Less: Series A Preferred Stock dividend	(8.1)	—
Net earnings/(loss) attributable to common shareholders	$(8.0)	$(14.4)

Earnings/(loss) per share:
Basic
Net earnings/(loss)	$(0.05)	$(0.10)
Diluted
Net earnings/(loss)	$(0.05)	$(0.10)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited; dollars in millions)

	Three Months Ended September 30,
	2019	2018
Net earnings/(loss)	$0.1	$(14.4)
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	(21.8)	(8.8)
Pension and other post-retirement adjustments	(0.3)	0.4
Other comprehensive income/(loss), net of tax	(22.1)	(8.4)
Comprehensive income/(loss)	$(22.0)	$(22.8)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited; dollars in millions, except share and per share data)

	September 30, 2019	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$243.4	$345.4
Trade receivables, net	647.9	693.1
Inventories	250.7	257.2
Prepaid expenses and other	124.8	100.1
Total current assets	1,266.8	1,395.8
Property, plant, and equipment, net	1,561.1	1,536.7
Other assets:
Goodwill	2,195.9	2,220.9
Other intangibles, net	902.9	930.8
Deferred income taxes	34.1	38.6
Other	158.7	61.2
Total assets	$6,119.5	$6,184.0

LIABILITIES, REDEEMABLE PREFERRED STOCK, AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$74.3	$76.5
Accounts payable	214.0	255.8
Other accrued liabilities	327.5	338.4
Total current liabilities	615.8	670.7
Long-term obligations, less current portion	2,858.7	2,882.8
Pension liability	139.6	143.6
Deferred income taxes	70.5	74.4
Other liabilities	179.0	124.3
Commitment and contingencies (see Note 16)	—	—
Total liabilities	3,863.6	3,895.8
Redeemable preferred stock, $0.01 par value; 1.0 million shares authorized on September 30 and June 30, 2019; 650,000 shares issued and outstanding on September 30 and June 30, 2019	606.6	606.6
Shareholders' equity:
Common stock, $0.01 par value; 1.0 billion shares authorized on September 30 and June 30, 2019; 146.2 million and 145.7 million issued and outstanding on September 30 and June 30, 2019, respectively.	1.5	1.5
Preferred stock, $0.01 par value; 99 million authorized on September 30 and June 30, 2019; 0 issued and outstanding on September 30 and June 30, 2019.	—	—
Additional paid in capital	2,755.2	2,757.4
Accumulated deficit	(731.4)	(723.4)
Accumulated other comprehensive income/(loss)	(376.0)	(353.9)
Total shareholders' equity	1,649.3	1,681.6
Total liabilities, redeemable preferred stock, and shareholders' equity	$6,119.5	$6,184.0
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity/(Deficit)
(Unaudited; dollars in millions, except share data in thousands)

Three Months Ended September 30, 2019

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity/ (Deficit)
Balance at June 30, 2019	145,738.3	$1.5	$2,757.4	$(723.4)	$(353.9)	$1,681.6
Share issuances related to stock-based compensation	497.4					—
Stock-based compensation			16.6			16.6
Cash paid, in lieu of equity, for tax withholding			(18.1)			(18.1)
Non-qualified stock			(0.7)			(0.7)
Preferred dividend				(8.1)		(8.1)
Net earnings				0.1		0.1
Other comprehensive income/(loss), net of tax					(22.1)	(22.1)
Balance at September 30, 2019	146,235.7	$1.5	$2,755.2	$(731.4)	$(376.0)	$1,649.3

Three Months Ended September 30, 2018

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity/ (Deficit)
Balance at June 30, 2018	133,423.6	$1.3	$2,283.3	$(872.1)	$(325.8)	$1,086.7
Cumulative effect of change in accounting for ASC 606, net of tax				15.1		15.1
Equity offering, sale of common stock	11,431.4	0.1	445.4			445.5
Share issuances related to stock-based compensation	366.0	—				—
Stock-based compensation			10.0			10.0
Cash paid, in lieu of equity, for tax withholding			(5.1)			(5.1)
Net earnings/(loss)				(14.4)		(14.4)
Other comprehensive income/(loss), net of tax					(8.4)	(8.4)
Balance at September 30, 2018	145,221.0	$1.4	$2,733.6	$(871.4)	$(334.2)	$1,529.4
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; dollars in millions)

	Three Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings/(loss)	$0.1	$(14.4)
Adjustments to reconcile earnings from operations to net cash from operations:
Depreciation and amortization	60.6	52.9
Non-cash foreign currency transaction (gain)/loss, net	(0.1)	2.0
Amortization and write-off of debt financing costs	1.5	5.2
Asset impairments charges and (gain)/loss on sale of assets	(0.2)	2.9
(Gain)/loss on derivative instrument	8.9	—
Equity compensation	16.6	10.0
Provision/(benefit) for deferred income taxes	(0.6)	1.2
Provision for bad debts and inventory	4.1	2.8
Change in operating assets and liabilities:
Decrease/(increase) in trade receivables	34.1	73.7
Decrease/(increase) in inventories	0.2	(21.0)
Increase/(decrease) in accounts payable	(47.3)	(18.3)
Other assets/accrued liabilities, net—current and non-current	(52.7)	(55.8)
Net cash provided by operating activities	25.2	41.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, equipment, and other productive assets	(73.5)	(38.3)
Payment for acquisitions, net of cash acquired	(10.7)	(127.5)
Payment made for investments	(0.7)	—
Net cash (used in) investing activities	(84.9)	(165.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in other borrowings	(2.5)	(4.5)
Payments related to long-term obligations	(3.3)	(454.7)
Dividends paid	(11.9)	—
Proceeds from sale of common stock, net	—	445.5
Cash paid, in lieu of equity, for tax-withholding obligations	(18.1)	(5.1)
Net cash (used in)/provided by financing activities	(35.8)	(18.8)
Effect of foreign currency exchange on cash	(6.5)	(0.7)
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	(102.0)	(144.1)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	345.4	410.2
CASH AND EQUIVALENTS AT END OF PERIOD	$243.4	$266.1
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$24.8	$29.5
Income taxes paid, net	$12.7	$14.8
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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending June 30, 2020. The consolidated balance sheet at June 30, 2019 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information on the Company's accounting policies and footnotes, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019 filed with the Securities and Exchange Commission (the “SEC”).
In fiscal 2020, the Company engaged in a business reorganization to better align its internal business unit structure with its “Follow the Molecule” strategy and the increased focus on its biologics-related offerings. Under the revised structure, the Company changed the components of three of its four operating segments:
•Softgel and Oral Technologies, which includes formulation, development, and clinical and commercial manufacturing of soft capsules, or “softgels”, as well as large-scale manufacturing of oral solid dose forms, for pharmaceutical and consumer health markets, and supporting ancillary services; and
•Biologics, which encompasses biologic cell-line and viral vector gene therapy development and manufacturing; formulation, development, and manufacturing for parenteral dose forms, including prefilled syringes, vials, and cartridges; and analytical development and testing services for large molecules; and
•Oral and Specialty Delivery, which includes formulation, development, and small-to-medium scale manufacturing for most types of oral solid dose forms, including Zydis orally dissolving tablets; formulation, development, and manufacture of blow-fill-seal unit doses, metered dose inhalers, and nasal products; and analytical development and testing capabilities for small molecules.
Each of these three segments, along with the Company's fourth segment, Clinical Supply Services, which remains unchanged, reports through a separate management team and ultimately reports to the Company's Chief Executive Officer, who is designated as the Chief Operating Decision Maker (“CODM”) for segment reporting purposes. The Company's operating segments are the same as its reporting segments. All prior-period comparative segment information has been restated to reflect the current reportable segments in accordance with Accounting Standards Codification ("ASC") 280, Segment Reporting, promulgated by the Financial Accounting Standards Board (the “FASB”).
Reclassification
Certain prior-period amounts were reclassified to conform to the current period presentation. As discussed below in “—Recent Financial Accounting Standards—Recently Adopted Accounting Standards” and in Note 15, Leases, contract assets previously presented in trade receivables, net are now presented in prepaid expenses and other.
Foreign Currency Translation
The financial statements of the Company’s operations are generally measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of operations outside the U.S. into U.S. dollars are accumulated as a component of other comprehensive income/(loss) utilizing period-end exchange rates. Since July 1, 2018, the Company has accounted for its Argentine operations as highly inflationary.

Research and Development Costs
The Company expenses research and development costs as incurred. Costs incurred in connection with the development of new offerings and manufacturing process improvements are recorded within selling, general, and administrative expenses. Such research and development costs included in selling, general, and administrative expenses amounted to $0.5 million and $0.5 million for the three months ended September 30, 2019 and 2018, respectively. Costs incurred in connection with research and development services the Company provides to customers and services performed in support of the commercial manufacturing process for customers are recorded within cost of sales. Such research and development costs included in cost of sales amounted to $13.8 million and $11.3 million for the three months ended September 30, 2019 and 2018, respectively.
Recent Financial Accounting Standards
Recently Adopted Accounting Standards
In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. The new guidance requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases and became effective for public reporting entities in annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. The guidance requires adoption of the new standard using the modified retrospective approach. The Company adopted the guidance on July 1, 2019 and elected the transition method that allows for the application of the standard at the adoption date rather than at the beginning of the earliest comparative period presented in the financial statements. The Company also elected the package of practical expedients; as a result, it did not reassess: (i) whether any expired or existing contract is or contains a lease, (ii) whether any expired or existing lease requires capitalization under the new guidance, and (iii) the initial direct cost for any existing lease. The Company also elected (x) not to reassess lease terms using hindsight and (y) to combine lease and non-lease components within a single lease agreement. Upon adoption, the Company recognized $46 million of lease liabilities and a corresponding amount for right-of-use assets on its consolidated balance sheet. The adoption of the guidance did not have any effect on the Company’s consolidated statements of operations or cash flows. Refer to Note 15, Leases for further discussion of the Company's lease accounting policy.
New Accounting Standards Not Adopted as of September 30, 2019
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The ASU will be effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years and allows for either retrospective or prospective application. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirement for Fair Value Measurement, which changes the disclosure requirements on fair value measurements in Topic 820. The guidance eliminates certain disclosure requirements that are no longer considered cost beneficial and adds new disclosure requirement for Level 3 fair value measurements. The ASU will be effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
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
The following tables allocate revenue, for the three months ended September 30, 2019 and September 30, 2018, by type of activity and reporting segment (in millions):

Three months ended September 30, 2019	Softgel & Oral Technologies	Biologics	Oral & Specialty Delivery	Clinical Supply Services	Total
Manufacturing & commercial product supply	$242.0	$64.4	$76.0	$—	$382.4
Development services	21.7	124.2	56.6	—	202.5
Clinical supply services	—	—	—	84.6	84.6
Total	$263.7	$188.6	$132.6	$84.6	$669.5
		Inter-segment revenue elimination			(4.8)
			Combined net revenue		$664.7

Three months ended September 30, 2018	Softgel & Oral Technologies	Biologics	Oral & Specialty Delivery	Clinical Supply Services	Total
Manufacturing & commercial product supply	$218.2	$52.0	$62.2	$—	$332.4
Development services	21.9	73.7	48.6	—	144.2
Clinical supply services	—	—	—	77.7	77.7
Total	$240.1	$125.7	$110.8	$77.7	$554.3
		Inter-segment revenue elimination			(2.5)
			Combined net revenue		$551.8

The following table allocates revenue by the location where the goods were made or the service performed:

(Dollars in millions)	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
United States	$362.3	$264.4
Europe	210.1	196.4
International Other	110.9	107.6
Elimination of revenue attributable to multiple locations	(18.6)	(16.6)
Total	$664.7	$551.8
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
Contract Liabilities
Contract liabilities relate to cash consideration that the Company receives in advance of satisfying the related performance obligations. Changes in the contract liabilities balance during the three months ended September 30, 2019 are as follows:

(Dollars in millions)
Contract liability
Balance at June 30, 2019	$177.4
Balance at September 30, 2019	$182.5
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$42.8

3. BUSINESS COMBINATIONS
Novavax Transaction Overview
On July 31, 2019, Catalent Maryland, Inc. (formerly Paragon Bioservices, Inc., “Paragon”), which contains the Company's gene therapy development and manufacturing related businesses, acquired from Novavax Inc. (“Novavax”) certain property, plant and equipment, rights to two facilities under leases in southern Maryland, certain raw material inventory, and the right to assume the employment of more than 100 Novavax employees located at those facilities in the areas of operations, quality, and product development, among other things. Paragon made a cash payment of $18.3 million in connection with the acquisition. The Company considers the transaction to be a business combination under ASC 805, Business Combinations and accounted for it using the acquisition method of accounting. The Company estimated fair values at the acquisition date for the allocation of consideration to the acquired items.
The aggregate purchase consideration was funded with cash on hand. As a result of the preliminary fair value allocations, the Company recognized property, plant, and equipment of $15.6 million and $0.3 million for inventory. The remainder of the fair value, $2.4 million, was allocated to goodwill, primarily the value of the existing organized and trained work force.
The Novavax transaction expanded Paragon’s early-development capabilities and supplemented Paragon’s pool of experienced biologics operatives to support its growth.
Paragon Bioservices, Inc. Acquisition
On May 17, 2019, the Company acquired 100% of the equity interest in Paragon for an aggregate nominal purchase price of $1,192.1 million, which was subject to adjustment (as further discussed below), in order to enhance the Company’s end-to-end integrated biopharmaceutical solutions. Paragon is a leading contract development and manufacturing organization (“CDMO”) focused on the development and manufacturing of cutting-edge biopharmaceuticals, including viral vectors used in gene therapies.
The Company estimated fair values at the acquisition date for the preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed. During the measurement period ending no later than one year after the acquisition date, the Company will continue to obtain information to assist in finalizing the fair values of the net assets acquired, which may differ materially from these preliminary estimates. Amounts subject to finalization include working capital adjustments and income taxes. If any measurement period adjustment is material, the Company will record such adjustment, including any related impact on net income, in the reporting period in which the adjustment is determined. During the first quarter the Company received an escrow refund of $7.6 million related to as assessment of various asset and liability balances and expenses as of the acquisition date. The adjustment is reflected in both goodwill and cash (part of other net assets). This adjustment had no impact on the consolidated statement of operations. There was no other change in these balances related to the acquisition noted during this period.
The Company accounted for the transaction using the acquisition method of accounting for business combinations, in accordance with ASC 805.

Pending Acquisition as of September 30, 2019
On June 15, 2019, Operating Company and Bristol-Myers Squibb S.r.l. (“BMS”), entered into a Sale and Purchase Agreement for the acquisition of BMS’s oral solid, biologics, and sterile product manufacturing and packaging facility in Anagni, Italy (“Anagni”) for consideration of €45.0 million, subject to adjustment, plus the value of initiating certain services to aid the transition from BMS to Company ownership. At the closing of this acquisition, BMS will enter into a five-year agreement with respect to the continuing supply by the Company of certain products currently produced at the Anagni facility.
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
4. GOODWILL
The following table summarizes the changes between June 30, 2019 and September 30, 2019 in the carrying amount of goodwill in total and by reporting segment:

(Dollars in millions)	Softgel & Oral Technologies	Biologics	Oral & Specialty Delivery	Clinical Supply Services	Total
Balance at June 30, 2019	$409.2	$1,320.0	$340.3	$151.4	$2,220.9
Additions	—	2.4	—	—	2.4
Reallocation	108.1	(124.3)	16.2	—	—
Other	(1.6)	(7.4)	1.1	—	(7.9)
Foreign currency translation adjustments	(10.2)	(1.6)	(3.8)	(3.9)	(19.5)
Balance at September 30, 2019	$505.5	$1,189.1	$353.8	$147.5	$2,195.9
The addition to goodwill in the Biologics reporting segment relates to the Novavax transaction. See Note 3, Business Combinations. The reallocation of goodwill relates to the adjustments to the Company’s reporting segments, as a result of which certain assets moved from the Biologics reporting segment to the Oral and Specialty Delivery reporting segment, and other assets moved from the Oral and Specialty Delivery reporting segment to the Softgel and Oral Technologies reporting segment. The Company recorded no impairment charge to goodwill in the current period.
5. DEFINITE-LIVED LONG-LIVED ASSETS
The Company’s definite-lived long-lived assets include property, plant, and equipment as well as intangible assets with definite lives. Refer to Note 16, Supplemental Balance Sheet Information for details related to property, plant, and equipment.
The details of other intangibles, net as of September 30, 2019 and June 30, 2019 are as follows:

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
September 30, 2019
Amortized intangibles:
Core technology	18 years	$133.9	$(77.2)	$56.7
Customer relationships	14 years	974.4	(195.2)	779.2
Product relationships	11 years	269.4	(210.0)	59.4
Other	4 years	9.4	(1.8)	7.6
Total intangible assets		$1,387.1	$(484.2)	$902.9

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2019
Amortized intangibles:
Core technology	18 years	$168.2	$(105.6)	$62.6
Customer relationships	14 years	981.1	(182.5)	798.6
Product relationships	11 years	275.5	(213.9)	61.6
Other	4 years	9.3	(1.3)	8.0
Total intangible assets		$1,434.1	$(503.3)	$930.8
The decreases in the gross carrying value of core technology, customer relationships, and product relationships as of September 30, 2019 compared to the prior-year period are associated with the sale of an intangible property licensing right and the reclassification of intangible assets to other assets related to the sale of the Company’s facility in Braeside, Australia.
Amortization expense was $21.5 million and $18.2 million for the three months ended September 30, 2019 and 2018, respectively. Future amortization expense for the next five fiscal years is estimated to be:

(Dollars in millions)	Remainder Fiscal 2020	2021	2022	2023	2024	2025
Amortization expense	$62.9	$85.9	$85.2	$84.7	$84.5	$83.9

6. LONG-TERM OBLIGATIONS AND SHORT-TERM BORROWINGS
Long-term obligations and short-term borrowings consisted of the following at September 30, 2019 and June 30, 2019:

(Dollars in millions)	Maturity as of September 30, 2019	September 30, 2019	June 30, 2019
Senior secured credit facilities
Term loan facility U.S. dollar-denominated	May 2026	$934.4	$936.2
Term loan facility euro-denominated	May 2024	332.7	346.8
Revolving credit facility	May 2024	—	—
Euro-denominated 4.75% Senior Notes due 2024	December 2024	411.9	428.3
U.S. dollar-denominated 4.875% Senior Notes due 2026	January 2026	444.8	444.6
U.S. dollar-denominated 5.00% Senior Notes due 2027	July 2027	492.4	492.1
Deferred purchase consideration	October 2021	145.1	143.9
Capital lease obligations	2020 to 2044	166.8	167.3
Other obligations	2019 to 2024	4.9	0.1
Total		2,933.0	2,959.3
Less: Current portion of long-term obligations and other short-term borrowings		74.3	76.5
Long-term obligations, less current portion		$2,858.7	$2,882.8
Senior Secured Credit Facilities and Fourth Amendment
In May 2019, Operating Company completed a fourth amendment (the “Fourth Amendment”) to its Amended and Restated Credit Agreement, dated as of May 20, 2014 (as amended through the Fourth Amendment, the “Credit Agreement”). As part of the Fourth Amendment, Operating Company borrowed $950 million aggregate principal amount of incremental term B loans (the “Incremental Dollar Term B-2 Loans”) and replaced the existing revolving credit commitments of $200 million with new revolving credit commitments of $550 million (the “Incremental Revolving Credit Commitments”). The Incremental Dollar Term B-2 Loans will mature at the earlier of (1) May 17, 2026 and (2) the 91st day prior to the maturity of Operating Company’s 4.75% senior unsecured notes due 2024 (the “Euro Notes”) or a permitted refinancing thereof, if on such 91st day any of the Euro Notes remains outstanding. There is a prepayment premium of 1.00% to any principal amount of the Incremental Dollar Term B-2 Loans that is subject to a repricing event during the first six-month period after the Fourth Amendment effective date. The Incremental Revolving Credit Commitments constitute revolving credit commitments under the Credit Agreement. The maturity date for the revolving loans is now the earlier of (1) May 17, 2024 and (2) the 91st day prior to the maturity of any dollar term loans or euro term loans under the Credit Agreement, or any permitted refinancing thereof, if on such 91st day any of such dollar term loans or euro term loans remains outstanding. Under the Credit Agreement, the applicable rate for U.S. dollar-denominated term loans, including the Incremental Dollar Term B-2 Loans, is LIBOR (subject to a floor of 1.00%) plus 2.25%, and the applicable rate for euro-denominated term loans is Euribor (the Euro Interbank Offered Rate published by the European Money Markets Institute, subject to a floor of 1.00%) plus 1.75%. The applicable rate for the revolving loans is initially LIBOR plus 2.25%, and such rate can additionally be reduced to LIBOR plus 2.00% in future periods based on a measure of Operating Company's total leverage ratio. The euro-denominated term loans will mature in May 2024.
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
Deferred Purchase Consideration
In connection with the acquisition of Catalent Indiana LLC in October 2017, $200.0 million of the $950.0 million aggregate nominal purchase price is payable in $50.0 million installments, on each of the first four anniversaries of the closing date. The Company paid the first installment in October 2018. The balance of the deferred purchase consideration was recorded at fair value as of the acquisition date, with the difference between the remaining nominal amount and the fair value treated as imputed interest.
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
The Credit Agreement also contains change-of-control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of September 30, 2019, Operating Company was in compliance with all material covenants under the Credit Agreement.
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
The Senior Notes
The various indentures governing the Senior Notes (collectively, the “Indentures”) contain covenants that, among other things, limit the ability of Operating Company and its restricted subsidiaries to incur or guarantee more debt or issue certain preferred shares; pay dividends on, repurchase, or make distributions in respect of their capital stock or make other restricted payments; make certain investments; sell certain assets; create liens; consolidate, merge, sell; or otherwise dispose of all or substantially all of their assets; enter into certain transactions with their affiliates, and designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions, limitations, and qualifications as set forth in the Indentures. The Indentures also contain customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of Operating Company or certain of its subsidiaries. Upon an event of default, either the holders of at least 30% in principal amount of each of the then-outstanding Senior Notes or the applicable Trustee under the Indentures may declare the applicable notes immediately due and payable; or in certain circumstances, the applicable notes will become automatically immediately due and payable. As of September 30, 2019, Operating Company was in compliance with all material covenants under the Indentures.
Fair Value of Debt Instruments
The estimated fair values of the senior secured credit facilities and Senior Notes are classified as Level 2 in the fair value hierarchy and are calculated by using discounted cash flow models with the market interest rate as a significant input. The carrying amounts and the estimated fair values of financial instruments as of September 30, 2019 and June 30, 2019 are as follows:

		September 30, 2019		June 30, 2019
(Dollars in millions)	Fair Value Measurement	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Euro-denominated 4.75% senior notes due 2024	Level 2	$411.9	$425.9	$428.3	$454.2
U.S. dollar-denominated 4.875% senior notes due 2026	Level 2	444.8	460.9	444.6	457.0
U.S. dollar-denominated 5.00% senior notes due 2027	Level 2	492.4	523.4	492.1	509.0
Senior secured credit facilities & other	Level 2	1,583.9	1,550.1	1,594.3	1,526.0
Total		$2,933.0	$2,960.3	$2,959.3	$2,946.2

7. EARNINGS PER SHARE
The Company computes earnings per share (“EPS”) of the Company's common stock, par value $0.01 (the "Common Stock") using the two-class method required due to the participating nature of the Series A Preferred Stock (as defined and discussed in Note 14, Redeemable Preferred Stock—Series A Preferred). Diluted net income per share is computed using the weighted average number of shares of Common Stock outstanding plus the weighted average number of shares of Common Stock that would be issued assuming exercise or conversion of all potentially dilutive instruments. Dilutive securities having an anti-dilutive effect on diluted net income per share are excluded from the calculation. The dilutive effect of the securities that are issuable under the Company’s equity incentive plans are reflected in diluted earnings per share by application of the treasury stock method. The reconciliations between basic and diluted earnings per share attributable to Catalent common shareholders for the three months ended September 30, 2019 and 2018, respectively, are as follows (in millions, except share and per share data):

	Three Months Ended September 30,
(Dollars in millions, except per share data)	2019	2018
Net earnings/(loss)	$0.1	$(14.4)
Less: Series A Preferred Stock dividend	(8.1)	—
Net earnings/(loss) attributable to common shareholders	$(8.0)	$(14.4)

Weighted average shares outstanding	145,663,115	142,149,315
Total weighted average diluted shares outstanding	145,663,115	142,149,315

Earnings per share:
Basic	$(0.05)	$(0.10)
Diluted	$(0.05)	$(0.10)
For the periods of net loss, basic and diluted EPS are the same as the assumed exercise of stock options and conversion of convertible preferred stock are anti-dilutive.
8. OTHER (INCOME)/EXPENSE, NET
The components of other (income)/expense, net for the three months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,
(Dollars in millions)	2019	2018
Other (income)/expense, net
Debt refinancing costs (1)	$0.1	$4.2
Foreign currency (gains) and losses (2)	(3.1)	1.7
Other (3)	7.9	(0.2)
Total other (income)/expense, net	$4.9	$5.7
(1) The expense in the three months ended September 30, 2018 includes a write-off of $4.2 million of previously capitalized financing charges related to the Company's U.S. dollar term loan under its senior secured credit facility.
(2) Foreign currency remeasurement (gains) and losses include both cash and non-cash transactions.
(3) Included within Other for the three months ended September 30, 2019 are unrealized losses of $8.9 million related to the fair value of the derivative liability associated with the Series A Preferred Stock.

9.  RESTRUCTURING AND OTHER COSTS
From time to time, the Company has implemented plans to restructure certain operations, both domestically and internationally. The restructuring plans focused on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount and aligning operations in a strategic and more cost-efficient structure. In addition, the Company may incur restructuring charges in the future in cases where a material change in the scope of operation with its business occurs. Employee-related costs consist primarily of severance costs and also include outplacement services provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods. Facility exit and other costs consist of accelerated depreciation, equipment relocation costs and costs associated with planned facility expansions and closures to streamline Company operations. The restructuring costs for the three months ended September 30, 2019 and 2018 were $0.7 million and $9.7 million, respectively.
10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to fluctuations in the applicable exchange rate on its investments in operations outside the U.S. While the Company does not actively hedge against changes in foreign currency, the Company has mitigated its exposure from its investments in its European operations by denominating a portion of its debt in euros. At September 30, 2019, the Company had euro-denominated debt outstanding of $744.6 million that is designated and qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the translation gains or losses are reported in accumulated other comprehensive income/(loss) as part of the cumulative translation adjustment. The non-hedge portions of the euro-denominated debt translation gains or losses are reported in the consolidated statement of operations. The following table includes net investment hedge activity during the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30,
(Dollars in millions)	2019	2018
Unrealized foreign exchange gain/(loss) within other comprehensive income	$20.3	$(4.2)
Unrealized foreign exchange gain/(loss) within statement of operations	$9.7	$(2.5)
The net accumulated gain of the instrument designated as a hedge as of September 30, 2019 within other comprehensive income/(loss) was approximately $80.1 million. Amounts are reclassified out of accumulated other comprehensive income/(loss) into earnings when the entity to which the gains and losses relate is either sold or substantially liquidated.
2019 Derivative Liability
As discussed in Note 14, Redeemable Preferred Stock—Series A Preferred, in May 2019, the Company issued shares of Series A Preferred Stock in exchange for net proceeds of $646.3 million after taking into account the $3.7 million issuance cost.
The dividend rate used to determine the amount of the quarterly dividend payable on shares of the Series A Preferred Stock is subject to adjustment so as to provide holders of shares of Series A Preferred Stock with certain protections against a decline in the trading price of shares of Common Stock. The Company determined that this feature should be accounted for as a derivative liability, since the feature fluctuates inversely to changes in the trading price and is also linked to the performance of the S&P 500 stock index. Accordingly, the Company bifurcated the adjustable dividend feature from the remainder of the Series A Preferred Stock and accounted for this feature as a derivative liability at fair value. The Company will recognize changes in the fair value of the derivative liability in the consolidated statements of operations for each reporting period. The fair value was determined using an option pricing methodology, specifically both a Monte Carlo simulation and a binomial lattice model. The methodology incorporates the terms and conditions of the preferred stock arrangement, historical stock price volatility, the risk-free interest rate, a credit spread based on the yield indexes of high-yield bonds, and the trading price of shares of the Common Stock. The calculation of the estimated fair value of the derivative liability is highly sensitive to changes in unobservable inputs, such as the expected volatility and the Company's specific credit spread.
The Company recorded a loss of $8.9 million on the change in the estimated fair value of the derivative liability from July 1, 2019 through September 30, 2019, which is reflected as a non-operating expense in the consolidated statements of operations. The fair value of the derivative liability as of September 30, 2019 was $35.7 million.

The fair value is classified as Level 3 in the fair value hierarchy due to the significant management judgment required for the assumptions underlying the calculation of value. The following table sets forth a summary of changes in the estimated fair value of the derivative liability:

(Dollars in millions)	Fair Value Measurements of Series A Preferred Stock Derivative Liability Using Significant Unobservable Inputs (Level 3)
Balance at July 1, 2019	$26.8
Change in estimated fair value of Series A Preferred Stock derivative liability	8.9
Balance at September 30, 2019	$35.7

11. INCOME TAXES
The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Generally, fluctuations in the effective tax rate are primarily due to changes in U.S. and non-U.S. pretax income resulting from the Company’s business mix and changes in the tax impact of special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Such discrete items include, but are not limited to, changes in foreign statutory tax rates, the amortization of certain assets, the tax impact of changes in the Company's unrecognized tax benefit reserves and the tax impact of certain equity compensation.
In the normal course of business, the Company is subject to examination by taxing authorities around the world, including such major jurisdictions as the United States, Germany, France, and the United Kingdom. The Company is no longer subject to examinations by the relevant tax authorities for years prior to fiscal year 2009. Under the terms of the 2007 purchase agreement by which the stockholders at that time acquired their interest in the Company, the Company is indemnified by its former owner for tax liabilities that may arise after the 2007 purchase that relate to tax periods prior to April 10, 2007. The indemnification agreement applies to, among other taxes, any and all federal, state, and international income-based taxes as well as related interest and penalties. As of both September 30, 2019 and June 30, 2019, $0.6 million of unrecognized tax benefit is subject to indemnification by the Company's former owner.
ASC 740 includes guidance on the accounting for uncertainty in income taxes recognized in the financial statements. This standard provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeal or litigation process, based on the technical merits. As of September 30, 2019 and June 30, 2019, the Company had a total of $5.3 million and $5.2 million, respectively, of uncertain tax positions (including accrued interest and penalties). As of both of these dates, $3.8 million represent the amount of unrecognized tax benefits, which, if recognized, would favorably affect the effective income tax rate. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense. As of September 30, 2019 and June 30, 2019, the Company has approximately $1.5 million and $1.4 million, respectively, of accrued interest and penalties related to uncertain tax positions. As of these dates, the portion of such interest and penalties subject to indemnification by its former owner is $1.4 million and $1.3 million, respectively.
The Company recorded a benefit for income taxes for the three months ended September 30, 2019 of $6.9 million relative to losses from operations before income taxes of $6.8 million. The amount of this benefit is primarily driven by U.S. income tax deductions, also referred to as a windfall benefit, related to the Company’s equity compensation expense. The Company recorded a provision for income taxes for the three months ended September 30, 2018 of $1.0 million relative to losses from operations before income taxes of $13.4 million. The income tax provision for the current period is not comparable to the same period of the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, special items, certain equity related compensation and other discrete tax items, which may have unique tax implications depending on the nature of the item.

12. EMPLOYEE RETIREMENT BENEFIT PLANS
Components of the Company’s net periodic benefit costs are as follows:

	Three Months Ended September 30,
(Dollars in millions)	2019	2018
Components of net periodic benefit cost:
Selling, general, and administrative expenses:
Service cost	$0.6	$0.9
Other (income)/expense, net:
Interest cost	1.7	1.9
Expected return on plan assets	(2.7)	(2.6)
Amortization (1)	0.8	0.6
Net amount recognized	$0.4	$0.8
(1)   Amount represents the amortization of unrecognized actuarial gains/(losses).
As previously disclosed, the Company notified the trustees of a multi-employer pension plan of its withdrawal from participation in such plan in fiscal 2012. The actuarial review process administered by the plan trustees ended in fiscal 2015. The liability reported reflects the present value of the Company's expected future long-term obligations. The estimated discounted value of the projected contributions related to such plans was $38.8 million and $38.8 million as of September 30, 2019 and June 30, 2019, respectively, and is included within pension liability on the consolidated balance sheets. The annual cash impact associated with the Company's obligations in such plan is approximately $1.7 million per year.
13. EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Description of Capital Stock
The Company is authorized to issue 1,000,000,000 shares of Common Stock, and 100,000,000 shares of preferred stock, par value $0.01 per share. Under the Company's certificate of incorporation, each share of Common Stock has one vote, and the Common Stock votes together as a single class.
Public Stock Offering
On July 27, 2018, the Company completed a public offering of its Common Stock (the “2018 Equity Offering”), in which the Company sold 11.4 million shares, including the underwriters' over-allotment option, of Common Stock at a price of $40.24 per share, before underwriting discounts and commissions. Net of these discounts and commissions and other offering expenses, the Company obtained total net proceeds from the 2018 Equity Offering, including the over-allotment exercise, of $445.5 million. The net proceeds of the 2018 Equity Offering were used to repay a corresponding portion of the outstanding borrowings under Operating Company's U.S. dollar-denominated term loans.
Outstanding Stock
Shares of Common Stock outstanding include shares of unvested restricted stock. Unvested restricted stock included in reportable shares outstanding was 0.5 million shares as of September 30, 2019. Shares of unvested restricted stock are excluded from the calculation of basic weighted average shares outstanding, but their dilutive impact is added back in the calculation of diluted weighted average shares outstanding, except when the effect would be anti-dilutive.
The Company has 650,000 shares of its preferred stock outstanding. See Note 14, Redeemable Preferred Stock—Series A Preferred.
Stock Repurchase Program
On October 29, 2015, the Company’s Board of Directors authorized a share repurchase program to use up to $100.0 million to repurchase shares of outstanding Common Stock. Under the program, the Company is authorized to repurchase shares through open market purchases, privately negotiated transactions, or otherwise as permitted by applicable federal securities laws. There has been no purchase pursuant to this program as of September 30, 2019.

Accumulated Other Comprehensive Income/(loss)
The components of the changes in the cumulative translation adjustment, minimum pension liability, and available for sale investment for the three months ended September 30, 2019 and 2018 are presented below.

	Three Months Ended September 30,
(Dollars in millions)	2019	2018
Foreign currency translation adjustments:
Net investment hedge	$20.3	$(4.2)
Long-term intercompany loans	(6.5)	(3.3)
Translation adjustments	(32.3)	(2.8)
Total foreign currency translation adjustment, pretax	(18.5)	(10.3)
Tax expense/(benefit)	3.3	(1.5)
Total foreign currency translation adjustment, net of tax	$(21.8)	$(8.8)

Net change in minimum pension liability
Net (gain)/loss recognized during the period	$(0.6)	$0.6
Total pension liability, pretax	(0.6)	0.6
Tax expense/(benefit)	(0.3)	0.2
Net change in minimum pension liability, net of tax	$(0.3)	$0.4
For the three months ended September 30, 2019, the changes in accumulated other comprehensive income/(loss), net of tax by component are as follows:

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Liability Adjustments	Other	Total
Balance at June 30, 2019	$(303.7)	$(49.1)	$(1.1)	$(353.9)
Other comprehensive income/(loss) before reclassifications	(21.8)	—	—	(21.8)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	(0.3)	—	(0.3)
Net current period other comprehensive income/(loss)	(21.8)	(0.3)	—	(22.1)
Balance at September 30, 2019	$(325.5)	$(49.4)	$(1.1)	$(376.0)

14.  REDEEMABLE PREFERRED STOCK — SERIES A PREFERRED
During May 2019, the Company designated 1,000,000 shares of its preferred stock, par value $0.01, as its “Series A Convertible Preferred Stock” (the “Series A Preferred Stock”), pursuant to a certificate of designation of preferences, rights, and limitations (as amended, the “Certificate of Designation”) filed with the Delaware Secretary of State, and issued and sold 650,000 shares of the Series A Preferred Stock for an aggregate purchase price of $650.0 million, to affiliates of Leonard Green & Partners, L.P. (the “Series A Investors”), each share having an initial stated value of $1,000 (as such value may be adjusted in accordance with the terms of the Certificate of Designation, the “Stated Value”). The Series A Preferred Stock ranks senior to the Company’s Common Stock with respect to dividend rights and rights upon the voluntary or involuntary liquidation, dissolution, or winding up of the affairs of the Company.
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

Holders of Series A Preferred Stock have the right under the Certificate of Designation to receive a liquidation preference entitling them to be paid out of assets available for distribution to stockholders before any payment may be made to holders of any other class or series of capital stock, the value of which preference is equal to the greater of (a) the Stated Value plus all accrued and unpaid dividends or (b) the amount that such holders would have been entitled to receive upon the Company’s liquidation, dissolution, and winding up if all outstanding shares of Series A Preferred Stock had been converted into shares of Common Stock immediately prior to such liquidation, dissolution, or winding up.
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
The Series A Preferred Stock is subject to conversion or redemption under various circumstances, including the right of holders to convert some or all of their shares into shares of Common Stock after twelve months at a fixed price of $49.54 (the “Conversion Price”) and the Company’s right to (x) convert all outstanding shares of Series A Preferred Stock at any time after the third anniversary of the initial issuance if the price of the Common Stock exceeds 150.0% of the Conversion Price or (y) redeem all outstanding shares of Series A Preferred Stock at any time after the fifth anniversary of the initial issuance at a price per share equal to the Stated Value, plus accrued and unpaid dividends, for cash, shares of Common Stock, or a combination of these. The Conversion Price is subject to customary anti-dilution and other adjustments. In addition, holders of shares of Series A Preferred Stock are eligible to demand redemption of their shares in the event of a change of control. Due to these various rights, privileges, and preferences, the Company has classified the Series A Preferred Stock as temporary (mezzanine) equity on its consolidated balance sheets.
Proceeds from the offering of the Series A Preferred Stock, net of stock issuance costs, were $646.3 million, which were used to fund a portion of the consideration for the Paragon acquisition due at its closing. Of the net proceeds, $39.7 million was allocated to the dividend adjustment feature at its issuance and separately accounted for as a derivative liability, as disclosed in Note 10, Derivative Instruments and Hedging Activities; thus, the proceeds of the issuance were allocated as follows:

(Dollars in millions)
Issuance of Series A Preferred Stock	$650.0
Stock issuance costs	(3.7)
Net of stock issuance costs	646.3
Derivative liability (Portion of preferred stock allocated to dividend adjustment at inception - see Note 10)	(39.7)
Net proceeds from Series A Preferred Stock issuance	$606.6
Any change in the fair value of derivative liability is recorded as non-operating expenses in the consolidated statement of operations. See Note 10, Derivative Instruments and Hedging Activities for detail concerning the change in fair value during the three months ended September 30, 2019.
15. LEASES
The Company leases certain manufacturing and office facilities, land, vehicles, and equipment. The terms of these leases vary widely, although most have terms between 3 and 10 years.
In accordance with ASC 842, Leases, the Company recognizes a “right-of-use” asset and related lease liability at the commencement date of each lease based on the present value of the fixed lease payments over the expected lease term. The lease term for this purpose will include any renewal period where the Company determines that it is reasonably certain that it will exercise the option to renew. While certain leases also permit Catalent to terminate the lease in advance of the nominal term upon payment of an associated penalty, the Company generally does not take into account potential early termination dates in its determination of the lease term as it is reasonably certain not to exercise an early-termination option as of the lease commencement date.
The Company uses its incremental borrowing rate, which represents the interest rate the Company would expect to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms, in order to calculate the present value of a lease, since the implicit discount rate for its leases is not readily determinable.

Fixed lease payments are recognized on straight-line basis over the lease term, while variable payments are recognized in the period incurred. As permitted by ASC 842, the Company has elected not to separate those components of a lease agreement not related to the leasing of an asset from those components that are related.
The Company does not record leases with an initial lease term of 12 months or less on its consolidated balance sheets. The Company recognizes lease expense for these short-term leases on a straight-line basis over the lease term.
Supplemental information concerning the leases recorded in the Company's unaudited consolidated balance sheet as of September 30, 2019 is detailed in the following table:

(Dollars in millions)	Line item in the consolidated balance sheet	Balance at September 30, 2019
Right-of-use assets:
Finance leases	Property, plant, and equipment, net	$122.9
Operating leases	Other assets	65.7

Current lease liabilities:
Finance leases	Current portion of long-term obligations and other short-term borrowings	9.5
Operating leases	Other accrued liabilities	10.6

Non-current lease liabilities:
Finance leases	Long-term obligations, less current portion	157.3
Operating leases	Other liabilities	56.6
The components of the net lease costs for the three months ended September 30, 2019 reflected in the Company's unaudited consolidated statement of operations were as follows:

(Dollars in millions)	Three months ended September 30, 2019
Finance lease costs:
Amortization of right-of-use assets	$1.9
Interest on lease liabilities	3.1
Total	5.0

Operating lease costs	4.2
Variable lease costs	1.7
Total lease costs	$10.9
The weighted average remaining lease term and weighted average discount rate related to the Company's right-of-use assets and lease liabilities as of September 30, 2019 are as follows:

Weighted average remaining lease term (years):
Finance leases	16.1
Operating leases	9.2
Weighted average discount rate:
Finance leases	6.7%
Operating leases	4.4%
Supplemental information concerning the cash-flow impact arising from the Company's leases for the three months ended September 30, 2019 recorded in the Company's unaudited consolidated statement of cash flows is detailed in the following table (in millions):

Cash paid for amounts included in lease liabilities:
Financing cash flows from finance leases	$2.2
Operating cash flows from finance leases	3.1
Operating cash flows from operating leases	2.4

Non-cash transactions:
Right-of-use assets obtained in exchange for new finance lease liabilities	4.1
Right-of-use assets obtained in exchange for new operating lease liabilities	23.7
As of September 30, 2019, the Company expects that its future minimum lease payments will become due and payable as follows:

(Dollars in millions)	Finance Leases	Operating Leases	Total
Remainder of 2020	$15.8	$10.0	$25.8
2021	20.0	12.4	32.4
2022	17.9	11.7	29.6
2023	17.4	11.3	28.7
2024	16.8	8.0	24.8
Thereafter	181.2	30.6	211.8
Total minimum lease payments	269.1	84.0	353.1
Less: interest	102.3	16.8	119.1
Total lease liabilities	$166.8	$67.2	$234.0

16. COMMITMENTS AND CONTINGENCIES
From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business, including, without limitation, inquiries and claims concerning environmental contamination as well as litigation and allegations in connection with acquisitions, product liability, manufacturing or packaging defects, and claims for reimbursement for the cost of lost or damaged active pharmaceutical ingredients, the cost of any of which could be significant. The Company intends to vigorously defend itself against any such litigation and does not currently believe that the outcome of any such litigation will have a material adverse effect on the Company’s consolidated financial statements. In addition, the healthcare industry is highly regulated and government agencies continue to scrutinize certain practices affecting government programs and otherwise.
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
17. SEGMENT INFORMATION
As disclosed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, the Company now conducts its business within the following operating segments: Softgel and Oral Technologies, Biologics, Oral and Specialty Delivery, and Clinical Supply Services. The Company evaluates the performance of its segments based on segment earnings before other (expense)/income, impairments, restructuring costs, interest expense, income tax expense/(benefit), and depreciation and amortization (“Segment EBITDA”). “EBITDA from operations” is consolidated earnings from operations before interest expense, income tax expense/(benefit), and depreciation and amortization. Segment EBITDA and EBITDA from operations are not defined in GAAP and may not be comparable to similarly titled measures used by other companies.
The following tables include net revenue and Segment EBITDA for each of the Company's current reporting segments during the three months ended September 30, 2019 and 2018:

(Dollars in millions)	Three Months Ended September 30,
	2019	2018
Net revenue:
Softgel and Oral Technologies	$263.7	$240.1
Biologics	188.6	125.7
Oral and Specialty Delivery	132.6	110.8
Clinical Supply Services	84.6	77.7
Inter-segment revenue elimination	(4.8)	(2.5)
Net revenue	$664.7	$551.8

(Dollars in millions)	Three Months Ended September 30,
	2019	2018
Segment EBITDA reconciled to net earnings/(loss):
Softgel and Oral Technologies	$46.4	$41.3
Biologics	35.8	27.0
Oral and Specialty Delivery	27.7	18.9
Clinical Supply Services	21.6	20.2
Sub-Total	$131.5	$107.4
Reconciling items to net earnings/(loss)
Unallocated costs (1)	(41.4)	(39.8)
Depreciation and amortization	(60.6)	(52.9)
Interest expense, net	(36.3)	(28.1)
Income tax expense/(benefit)	$6.9	(1.0)
Net earnings/(loss)	$0.1	$(14.4)
(1) Unallocated costs include restructuring and special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended September 30,
(Dollars in millions)	2019	2018
Impairment charges and gain/(loss) on sale of assets	$0.2	$(2.9)
Stock-based compensation	(16.6)	(10.0)
Restructuring and other special items (a)	(11.8)	(13.2)
Other income/(expense), net (b)	(4.9)	(5.7)
Unallocated corporate costs, net	(8.3)	(8.0)
Total unallocated costs	$(41.4)	$(39.8)
(a) Restructuring and other special items during the three months ended September 30, 2019 include transaction and integration costs associated with the Company’s gene therapy acquisitions, the disposal of one of our sites in Australia (which closed in October 2019), and other restructuring initiatives across the Company's network of sites. Restructuring and other special items during the three months ended September 30, 2018 include transaction and integration costs associated with the acquisitions of Catalent Indiana and Juniper.
(b) Refer to Note 8, Other (income)/expense, net, for details of financing charges and foreign currency translation adjustments recorded within other income/(expense), net.
The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the consolidated financial statements.

(Dollars in millions)	September 30, 2019	June 30, 2019
Assets
Softgel and Oral Technologies	$1,478.7	$1,586.5
Biologics	2,849.3	2,825.7
Oral and Specialty Delivery	1,190.9	1,098.7
Clinical Supply Services	464.9	463.2
Corporate and eliminations	135.7	209.9
Total assets	$6,119.5	$6,184.0

18. SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplemental balance sheet information at September 30, and June 30, 2019 is detailed in the following tables.
Inventories
Work-in-process and finished goods inventories include raw materials, labor, and overhead. Total inventories consist of the following:

(Dollars in millions)	September 30, 2019	June 30, 2019
Raw materials and supplies	$169.5	$161.6
Work-in-process & finished goods	101.6	115.0
Total inventories, gross	271.1	276.6
Inventory cost adjustment	(20.4)	(19.4)
Inventories	$250.7	$257.2
Prepaid expenses and other
Prepaid expenses and other consist of the following:

(Dollars in millions)	September 30, 2019	June 30, 2019
Prepaid expenses	$41.1	$18.7
Contract assets	16.1	23.3
Current assets held for sale (1)	11.7	—
Spare parts supplies	8.4	8.1
Prepaid income tax	9.9	10.0
Non-U.S. value-added tax	12.3	16.4
Other current assets	25.3	23.6
Prepaid expenses and other	$124.8	$100.1
(1) In fiscal 2018, the Company agreed to sell its facility in Braeside, Australia, which is part of the Softgel and Oral Technologies segment. As of September 30, 2019, the facility's assets met the criteria to be classified as held for sale; as a result, these assets and liabilities have been reclassified within the other assets and liabilities line on the consolidated balance sheets. Non-current assets held for sale and current liabilities held for sale of $29.1 million and $12.2 million, respectively, are presented in Other assets and Other accrued liabilities, respectively on the consolidated balance sheet as of September 30, 2019. The sale transaction closed in the second quarter of fiscal 2020.

Property, plant, and equipment, net
Property, plant, and equipment, net consist of the following:

(Dollars in millions)	September 30, 2019	June 30, 2019
Land, buildings, and improvements	$1,046.3	$1,049.4
Machinery, equipment, and capitalized software	1,102.0	1,104.9
Furniture and fixtures	17.1	16.9
Construction in progress	315.1	278.9
Property, plant, and equipment, at cost	2,480.5	2,450.1
Accumulated depreciation	(919.4)	(913.4)
Property, plant, and equipment, net	$1,561.1	$1,536.7
Depreciation expense was $39.1 million for the three months ended September 30, 2019 and $34.7 million for the three months ended September 30, 2018. Depreciation expense includes amortization of assets related to capital leases. The Company charges repairs and maintenance costs to expense as incurred. The amount of capitalized interest was immaterial for all periods presented.
Other accrued liabilities
Other accrued liabilities consist of the following:

(Dollars in millions)	September 30, 2019	June 30, 2019
Accrued employee-related expenses	$83.4	$103.9
Restructuring accrual	5.7	8.2
Accrued interest	17.4	11.7
Contract liability	159.6	155.2
Accrued income tax	—	8.5
Current liabilities held for sale (1)	12.2	—
Other accrued liabilities and expenses	49.2	50.9
Other accrued liabilities	$327.5	$338.4
(1) See footnote (1) in the Prepaid expenses and other table earlier in this Note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company
We are the leading global provider of advanced delivery technologies and development solutions for drugs, biologics, and consumer health products. Our oral, injectable, gene therapy, and respiratory delivery technologies address the full diversity of the pharmaceutical industry, including small molecules, protein and gene therapy biologics, and consumer health products. Through our extensive capabilities and deep expertise in product development, we help our customers take products to market faster, including nearly half of new drug products approved by the U.S. Food and Drug Administration in the last decade. Our advanced delivery technology platforms, which include those in our Softgel and Oral Technologies, Biologics, and Oral and Specialty Delivery segments, our proven formulation, manufacturing, and regulatory expertise, and our broad and deep intellectual property enable our customers to develop more products and better treatments for patients and consumers. Across both development and delivery, our commitment to reliably supply our customers’ and their patients' needs is the foundation for the value we provide; annually, we produce approximately 73 billion doses for nearly 7,000 customer products or approximately 1 in every 20 doses of such product taken each year by patients and consumers around the world. We believe that, through our investments in growth-enabling capacity and capabilities, our ongoing focus on operational and quality excellence, the sales of existing customer products, the introduction of new customer products, our innovation activities and patents, and our entry into new markets, we will continue to benefit from attractive and differentiated margins and realize the growth potential from these areas.
Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Management made certain estimates and assumptions during the preparation of the consolidated financial statements in accordance with GAAP. These estimates and assumptions affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities in the consolidated financial statements. These estimates also affect the reported amount of net earnings during the reporting periods. Actual results could differ from those estimates. Because of the size of the financial statement elements to which they relate, some of our accounting policies and estimates have a more significant impact on the consolidated financial statements than others.
There was no material change to our critical accounting policies or in the underlying accounting assumptions and estimates from those described in our Fiscal 2019 10-K, other than recently adopted accounting principles disclosed in Note 1 to the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which adoptions had no material impact on net earnings.
Non-GAAP Performance Metrics
Use of EBITDA from operations
Management measures operating performance based on consolidated earnings from operations before interest expense, expense/(benefit) for income taxes, and depreciation and amortization (“EBITDA from operations”). EBITDA from operations is not defined under GAAP, is not a measure of operating income, operating performance, or liquidity presented in accordance with GAAP, and is subject to important limitations.
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
Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
The below tables summarize several financial metrics we use to measure performance for the three months ended September 30, 2019 and three months ended September 30, 2018. Refer to the discussions below regarding performance and use of key financial metrics.

Results for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 were as follows:

	Three Months Ended September 30,		FX Impact	Constant Currency Increase/(Decrease)
(Dollars in Millions)	2019	2018		Change $	Change %
Net revenue	$664.7	$551.8	$(11.0)	$123.9	22%
Cost of sales	487.0	403.3	(8.1)	91.8	23%
Gross margin	177.7	148.5	(2.9)	32.1	22%
Selling, general and administrative expenses	142.8	115.5	(1.0)	28.3	25%
Impairment charges and (gain)/loss on sale of assets	(0.2)	2.9	—	(3.1)	(107)%
Restructuring and other	0.7	9.7	—	(9.0)	(93)%
Operating earnings	34.4	20.4	(1.9)	15.9	78%
Interest expense, net	36.3	28.1	(0.1)	8.3	30%
Other (income)/expense, net	4.9	5.7	(1.8)	1.0	18%
Earnings/(loss) from operations before income taxes	(6.8)	(13.4)	—	6.6	(49)%
Income tax expense/(benefit)	(6.9)	1.0	(0.1)	(7.8)	(780)%
Net earnings/(loss)	$0.1	$(14.4)	$0.1	$14.4	(100)%
Net Revenue

2019 vs. 2018
Factors Contributing to Year-Over-Year Change	Three Months Ended September 30,
Net Revenue
Revenue without acquisitions/divestitures	11%
Impact of acquisitions	11%
Constant currency change	22%
Foreign currency translation impact on reporting	(2)%
Total % change	20%
Net revenue increased $123.9 million, or 22%, compared to the three months ended September 30, 2018, excluding the impact of foreign exchange. Net revenue increased 11% as a result of acquisitions. We acquired Juniper Pharmaceuticals, Inc. (“Juniper”) in August 2018 and Catalent Maryland, Inc. (formerly Paragon Bioservices, Inc., “Paragon”) in May 2019. Net revenue increased 11% without the impact of acquisitions on a constant-currency basis, primarily related to volume increases in our Softgel and Oral Technologies, Oral and Specialty Delivery, and Clinical Supply Services segments.
Gross Margin
Gross margin increased $32.1 million, or 22%, compared to the three months ended September 30, 2018, excluding the impact of foreign exchange, primarily as a result of our acquisitions and increased volumes as discussed above. On a constant-currency basis, gross margin, as a percentage of revenue, decreased 20 basis points to 26.7% in the three months ended September 30, 2019, compared to 26.9% in the prior-year period.

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased by $28.3 million, or 25%, compared to the three months ended September 30, 2018, excluding the impact of foreign exchange, primarily relating to additional selling, general and administrative expenses from acquired companies of $22.4 million, including $8.7 million of incremental depreciation and amortization expense and $2.2 million of employee-related costs. Selling, general, and administrative expenses further increased approximately $5.0 million for non-cash equity-based compensation, driven by the achievement of certain performance-based metrics during the first quarter of fiscal 2020.
Restructuring and Other
Restructuring and other costs of $0.7 million for the three months ended September 30, 2019 decreased $9.0 million, or 93%, compared to the three months ended September 30, 2018. Restructuring expense varies period-to-period based on the timing of site consolidation efforts and other efforts to further streamline the business.
Interest Expense, net
Interest expense, net of $36.3 million for the three months ended September 30, 2019 increased by $8.2 million compared to the three months ended September 30, 2018, primarily driven by increased debt associated with the financing of the Paragon acquisition in May 2019 and Operating Company's June 2019 offering of 5.00% Senior Notes due 2027 (the "USD 2027 Notes").
For additional information concerning our debt and financing arrangements, including the changing mix of debt and equity in our capital structure, see “—Liquidity and Capital Resources—Debt and Financing Arrangements” and Note 6 to the consolidated financial statements.
A component of the purchase price for the acquisition of Catalent Indiana LLC ("Catalent Indiana") in fiscal 2018 consisted of $200.0 million in deferred purchase consideration payable in four annual $50.0 million installments on the first four anniversary dates of the acquisition. We made the first such payment in October 2018, and the present value of the balance is accounted for as debt, with the difference between the nominal value and the present value considered imputed interest expense.
Other (Income)/Expense, net
Other expense, net of $4.9 million for the three months ended September 30, 2019 was primarily driven by a loss of $8.9 million related to the change in the fair value of the derivative liability arising from the dividend adjustment mechanism of the series A convertible preferred stock, par value $0.01 (the "Series A Preferred Stock"). The loss was partially offset by non-cash foreign currency translation gains. See Notes 10 and 14 to the consolidated financial statements for more details on the Series A Preferred Stock dividend adjustment mechanism. Other expense, net of $5.7 million for the three months ended September 30, 2018 was primarily driven by non-cash foreign currency translation losses.
Income Tax Expense
Our benefit for income taxes for the three months ended September 30, 2019 was $6.9 million relative to loss from operations before income taxes of $6.8 million. The amount of this benefit is primarily driven by U.S. income tax deductions, also referred to as a windfall benefit, related to the Company’s equity compensation expense. Our provision for income taxes for the three months ended September 30, 2018 was $1.0 million relative to losses from operations before income taxes of $13.4 million. The income tax provision for the current period is not comparable to the same period of the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, special items, certain equity-related compensation, and other discrete tax items, which may have unique tax implications depending on the nature of the item.

Segment Review
The following charts depict the percentages of revenue for each of the Company's four segments for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Refer below for discussions regarding the segments' revenue and EBITDA performance.
Our results on a segment basis for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 were as follows:

	Three Months Ended September 30,		FX Impact	Constant Currency Increase/(Decrease)
(Dollars in Millions)	2019	2018		Change $	Change %
Softgel and Oral Technologies
Net revenue	$263.7	$240.1	$(6.0)	$29.6	12%
Segment EBITDA	$46.4	$41.3	$(1.0)	$6.1	15%
Biologics
Net revenue	188.6	125.7	(1.5)	64.4	51%
Segment EBITDA	35.8	27.0	(0.2)	9.0	33%
Oral and Specialty Delivery
Net revenue	132.6	110.8	(1.9)	23.7	21%
Segment EBITDA	27.7	18.9	(0.8)	9.6	51%
Clinical Supply Services
Net revenue	84.6	77.7	(1.7)	8.6	11%
Segment EBITDA	21.6	20.2	(0.8)	2.2	11%
Inter-segment revenue elimination	(4.8)	(2.5)	0.1	(2.4)	(96)%
Unallocated Costs (1)	(41.4)	(39.8)	2.0	(3.6)	9%
Combined totals
Net revenue	$664.7	$551.8	$(11.0)	$123.9	22%

EBITDA from operations	$90.1	$67.6	$(0.8)	$23.3	34%
(1) Unallocated costs include restructuring and special items, stock-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended September 30,
(Dollars in millions)	2019	2018
Impairment charges and gain/(loss) on sale of assets	$0.2	$(2.9)
Stock-based compensation	(16.6)	(10.0)
Restructuring and other special items (a)	(11.8)	(13.2)
Other (expense), net	(4.9)	(5.7)
Unallocated corporate costs, net	(8.3)	(8.0)
Total unallocated costs	$(41.4)	$(39.8)
(a) Restructuring and other special items during the three months ended September 30, 2019 include transaction and integration costs associated with the Company’s gene therapy acquisitions, the disposal of one of our sites in Australia (which closed in October 2019), and other restructuring initiatives across the Company's network of sites. Restructuring and other special items during the three months ended September 30, 2018 include transaction and integration costs associated with the acquisitions of Catalent Indiana and Juniper.
Provided below is a reconciliation of net earnings to EBITDA from operations:

	Three Months Ended September 30,
(Dollars in millions)	2019	2018
Net earnings	$0.1	$(14.4)
Depreciation and amortization	60.6	52.9
Interest expense, net	36.3	28.1
Income tax expense	(6.9)	1.0
EBITDA from operations	$90.1	$67.6
Softgel and Oral Technologies segment

	2019 vs. 2018
Factors Contributing to Year-Over-Year Change	Three Months Ended September 30,
	Net Revenue	Segment EBITDA
Revenue/Segment EBITDA without divestitures	12%	15%
Impact of divestitures	—%	—%
Constant currency change	12%	15%
Foreign currency translation impact on reporting	(2)%	(3)%
Total % change	10%	12%
Softgel and Oral Technologies net revenue increased by $29.6 million, or 12%, excluding the impact of foreign exchange, compared to the three months ended September 30, 2018. The increase relates to volume increases across our consumer health portfolio within Europe as well as increased demand in our prescription product business in North America, which is partially attributable to recently launched products.
Softgel and Oral Technologies segment EBITDA increased $6.1 million, or 15%, compared to the three months ended September 30, 2018, excluding the impact of foreign exchange. The increase relates to volume increases across our consumer health portfolio within Europe, as well as increased demand in our higher-margin prescription product business in North America, the latter of which is partially attributable to recently launched products.

Biologics segment

	2019 vs. 2018
Factors Contributing to Year-Over-Year Change	Three Months Ended September 30,
	Net Revenue	Segment EBITDA
Revenue/Segment EBITDA without acquisitions	6%	(18)%
Impact of acquisitions	45%	51%
Constant currency change	51%	33%
Foreign exchange fluctuation	(1)%	(1)%
Total % change	50%	32%
Net revenue in our Biologics segment increased by $64.4 million, or 51%, compared to the three months ended September 30, 2018, excluding the impact of foreign exchange. The net revenue increase was driven primarily by acquisitions. Excluding the effect of acquisitions, the net revenue increase was driven primarily by increased end-market demand for our U.S. drug product offerings, due to improved capacity utilization, offset slightly by decreased volume demand related to our U.S. drug substance product offering, principally due to the fiscal 2019 completion of a limited duration customer contract for non-cell line clinical manufacturing services.
Biologics segment EBITDA increased by $9 million, or 33%, compared to the three months ended September 30, 2018, excluding the impact of foreign exchange. Segment EBITDA without acquisitions decreased from the prior-year period, primarily due to decreased volume demand related to our U.S. drug substance product offering, mostly due to the fiscal 2019 completion of a limited duration customer contract for non-cell line clinical manufacturing services, partially offset by increased demand for our U.S. drug product offering.
On May 17, 2019, we acquired Paragon, which increased net revenue and Segment EBITDA on an inorganic basis in our Biologics segment by 45% and 51%, respectively, in the three months ended September 30, 2019 compared to the corresponding prior-year period.
Oral and Specialty Delivery segment

	2019 vs. 2018
Factors Contributing to Year-Over-Year Change	Three Months Ended September 30,
	Net Revenue	Segment EBITDA
Revenue/Segment EBITDA without acquisitions/divestitures	18%	46%
Impact of acquisitions	3%	5%
Constant currency change	21%	51%
Foreign currency translation impact on reporting	(1)%	(4)%
Total % Change	20%	47%
Net revenue in our Oral and Specialty Delivery segment increased by $23.7 million, or 21%, compared to the three months ended September 30, 2018, excluding the impact of foreign exchange. The increase is principally attributable to strong end-market demand for oral commercial products across the U.S. and Europe as well as an increase related to the intake of new molecules within our development and analytical services platform.
Oral and Specialty Delivery segment EBITDA increased by $9.6 million, or 51%, compared to the three months ended September 30, 2018, excluding the impact of foreign exchange. Segment EBITDA without acquisitions increased 46%, primarily due to a strong end-market demand for higher-margin oral commercial products across the U.S. and Europe, as well as an increase in the intake of new molecules within our development and analytical services platform.
On August 14, 2018, we acquired Juniper, which increased net revenue and Segment EBITDA in our Oral and Specialty Delivery segment for the three months ended September 30, 2019 by 3% and 5%, respectively, compared to the prior-year period.

Clinical Supply Services segment

	2019 vs. 2018
Factors Contributing to Year-Over-Year Change	Three Months Ended September 30,
	Net Revenue	Segment EBITDA
Revenue/Segment EBITDA	11%	11%
Comparator revenue recognition adoption impact	—%	—%
Constant currency change	11%	11%
Foreign currency translation impact on reporting	(2)%	(4)%
Total % Change	9%	7%
Clinical Supply Services net revenue increased by $8.6 million, or 11%, excluding the impact of foreign exchange, compared to the three months ended September 30, 2018. The increase was driven by strong demand in our storage and distribution and manufacturing and packaging businesses.
Clinical Supply Services segment EBITDA increased by $2.2 million, or 11%, excluding the impact of foreign exchange, compared to the three months ended September 30, 2018, primarily due to strong demand in our storage and distribution and manufacturing and packaging businesses.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of liquidity have been cash flows generated from operations and certain financing activities for acquisitions. The principal uses of cash are to fund operating and capital expenditures, business or asset acquisitions, interest payments on debt, the payment of deferred purchase consideration from the Catalent Indiana acquisition, the payment of the quarterly dividend on the Series A Preferred Stock, and any mandatory or discretionary principal payment on our debt. At the current stated value of the Series A Preferred Stock outstanding as of September 30, 2019, the aggregate amount of each regular quarterly dividend, if paid in cash, is $8.1 million. As of September 30, 2019, Operating Company had available a $550 million revolving credit facility that matures in May 2024 (following the execution in May 2019 of the fourth amendment (the "Fourth Amendment") to Operating Company's amended and restated credit agreement dated May 2014 (as amended, the "Credit Agreement"), the capacity of which was reduced by $6.7 million in letters of credit outstanding as of September 30, 2019. The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings, referred to as swing-line borrowings. As of September 30, 2019, we had no outstanding borrowings under our revolving credit facility.
We believe that our cash on hand, cash from operations, and available borrowings under our revolving credit facility will be adequate to meet our future liquidity needs for at least the next twelve months, including with respect to payment of the next $50.0 million installment on the Catalent Indiana deferred purchase consideration, due in October 2019, and our quarterly regular dividend on the Series A Preferred Stock, if paid in cash, as well as the amounts expected to become due with respect to our pending capital projects. We have no significant maturity under any of our bank or note debt until the euro-denominated term loans in our senior secured credit facility mature in May 2024. After payment of the October 2019 deferred purchase consideration installment, we will have only two remaining annual payments of $50.0 million each.
On October 29, 2015, our Board of Directors authorized a share repurchase program to use up to $100.0 million to repurchase shares of our outstanding common stock, par value $0.01 (“Common Stock”). Under the program, we are authorized to repurchase shares through open market purchases, privately negotiated transactions, or otherwise as permitted by applicable federal securities laws. There has been no purchase pursuant to this program as of September 30, 2019.

Cash Flows
The following table summarizes our consolidated statements of cash flows:

	Three Months Ended September 30,
(Dollars in millions)	2019	2018	$ Change
Net cash provided by/(used in):
Operating activities	$25.2	$41.2	$(16.0)
Investing activities	$(84.9)	$(165.8)	$80.9
Financing activities	$(35.8)	$(18.8)	$(17.0)
Operating Activities
For the three months ended September 30, 2019, cash provided by operating activities was $25.2 million, compared to $41.2 million for the corresponding prior-year period. Cash flow from operating activities for the three months ended September 30, 2019 decreased primarily due to a decreased in accounts receivable cash collections during the current-year three-month period compared to the corresponding prior-year period. The decrease in rate of accounts receivable cash collections is attributable to higher revenue and higher days sales outstanding in the current-year three month period compared to the prior-year period.
Investing Activities
For the three months ended September 30, 2019, cash used in investing activities was $84.9 million, compared to $165.8 million for the three months ended September 30, 2018. The decrease was primarily driven by $127.5 million of cash paid, net of cash acquired, for the acquisition of Juniper in August 2018, partially offset by increased in cash used in acquisitions of property, plant, and equipment, which totaled $73.5 million for the three months ended September 30, 2019 compared to $38.3 million in the three months ended September 30, 2018, including the July 2019 acquisition of assets from Novavax, Inc. for our gene therapy product offering.
Financing Activities
For the three months ended September 30, 2019, cash used in financing activities was $35.8 million, compared to cash used in financing activities of $18.8 million for the three months ended September 30, 2018. The cash used in financing activities during the current-year period consists of $11.9 million of dividends paid on the Series A Preferred Stock with respect to both the period from issuance through June 30, 2019 and the first quarter of fiscal 2020, $18.1 million of cash paid in lieu of equity for tax withholding obligations on equity compensation and $5.8 million paid on outstanding borrowings. The cash used in financing activities during the prior-year period consists of $450.0 million used in a partial paydown in July 2018 of the then-outstanding U.S. dollar-denominated term loan, offset in substantial part by net proceeds of $445.3 million from the Company's July 2018 public offering of shares of its Common Stock.
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

The Senior Notes
All obligations under Operating Company's 4.75% senior unsecured notes due 2024 (the "Euro Notes"), Operating Company's 4.875% Senior Notes due 2026 (the "USD 2026 Notes"), and the USD 2027 Notes (together with the Euro Notes and the USD 2026 Notes, the "Senior Notes") are general, unsecured, and subordinated to all existing and future secured indebtedness of the guarantors to the extent of the value of the assets securing such indebtedness. Each of the Senior Notes is separately guaranteed by all of Operating Company's wholly owned U.S. subsidiaries that guarantee the senior secured credit facilities. None of the Senior Notes is guaranteed by either PTS Intermediate Holdings LLC or Catalent, Inc.
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
The Credit Agreement also contains change-of-control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of September 30, 2019, Operating Company was in compliance with all material covenants under the Credit Agreement.
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
The Senior Notes
The several indentures governing each of the Senior Notes (collectively, the “Indentures”) contain certain covenants that, among other things, limit the ability of Operating Company and its restricted subsidiaries to incur or guarantee more debt or issue certain preferred shares; pay dividends on, repurchase, or make distributions in respect of their capital stock or make other restricted payments; make certain investments; sell certain assets; create liens; consolidate, merge, sell; or otherwise dispose of all or substantially all of their assets; enter into certain transactions with their affiliates, and designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions, limitations, and qualifications as set forth in the Indentures. The Indentures also contain customary events of default including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of Operating Company or certain of its subsidiaries. Upon an event of default, either the holders of at least 30% in principal amount of each of the then-outstanding Senior Notes, or the applicable Trustee under the Indentures, may declare the applicable Senior Notes immediately due and payable; or in certain circumstances, the applicable Senior Notes will become automatically immediately due and payable. As of September 30, 2019, Operating Company was in compliance with all material covenants under the Indentures.

Geographic Allocation of Cash
As of September 30, 2019 and June 30, 2019, the amounts of cash and cash equivalents held by subsidiaries were $184.9 million and $203.9 million, respectively, out of the total consolidated cash and cash equivalents of $243.4 million and $345.4 million, respectively. These balances are dispersed across many locations around the world.

Interest Rate Risk Management
A portion of the debt used to finance our operations is exposed to interest-rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed- and floating-rate assets and liabilities. Historically, we have used interest-rate swaps to manage the economic effect of variable-rate interest obligations associated with our floating-rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on our future interest expense. As of September 30, 2019, we did not have any interest-rate swap agreement in place that would have the economic effect of modifying the variable-rate interest obligations associated with our floating-rate term loans.
Currency Risk Management
We are exposed to fluctuations in the euro-U.S. dollar exchange rate on our investments in our foreign operations in Europe. While we do not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in euros. At September 30, 2019, we had $744.6 million of euro-denominated debt outstanding that qualifies as a hedge of a net investment in foreign operations. Refer to Note 10 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of net investment hedge activity in the period.
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
Contractual Obligations
There has been no significant change to our contractual obligations since our Fiscal 2019 10-K. Refer to Note 6 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion regarding our long-term obligations.
Off-Balance Sheet Arrangements
Other than operating leases and outstanding letters of credit as discussed above, we do not have any material off-balance sheet arrangements as of September 30, 2019.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to cash flow and earnings fluctuations as a result of certain market risks. These market risks primarily relate to changes in interest rates associated with our long-term debt obligations and foreign exchange rate changes.
Interest Rate Risk
The Company has historically used interest-rate swaps to manage the economic effect of variable-rate interest obligations associated with our floating-rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on our future interest expense. As of September 30, 2019, we did not have any interest-rate swap agreement in place that would either have the economic effect of modifying the variable-rate interest obligations associated with our floating-rate term loans or would be considered an effective cash flow hedge for financial reporting purposes.
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

Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any control or procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the first quarter,we implemented controls related to the adoption of Accounting Standards Codification 842, Leases and the related financial statement reporting. There was no other change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
In May 2019, we acquired Paragon. During the three months ended September 30, 2019, we continued to integrate Paragon into our financial reporting processes and procedures and internal control over financial reporting. As part of this process, we have undertaken efforts to significantly enhance the internal controls of Paragon, which were not subject to the internal control requirements applicable to U.S. public companies prior to our acquisition, to bring them in line with our internal controls over financial reporting, and those efforts are ongoing.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
From time to time, we may be involved in legal proceedings arising in the ordinary course of business, including, without limitation, inquiries and claims concerning environmental contamination as well as litigation and allegations in connection with acquisitions, product liability, manufacturing or packaging defects, and claims for reimbursement for the cost of lost or damaged active pharmaceutical ingredients, the cost of any of which could be significant. We intend to vigorously defend ourselves against any such litigation and do not currently believe that the outcome of any such litigation will have a material adverse effect on our consolidated financial statements. In addition, the healthcare industry is highly regulated, and government agencies continue to scrutinize certain practices affecting government programs and otherwise.
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
Item 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our Fiscal 2019 10-K, which could materially affect our business, financial condition, or future results. The risks described in such report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results. Other than what was disclosed in the Special Note Regarding Forward-Looking Statements, there has been no material change to the risk factors disclosed in our Fiscal 2019 10-K.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

Purchase of Equity Securities
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS
Exhibits:

3.1	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, Par Value $0.01 Per Share, of Catalent, Inc. (incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 13, 2019).

10.1	Form of 2018 OIP Performance Share Unit Agreement for U.S. Employees. † *

10.2	Form of 2018 OIP Performance Share Unit Agreement for Non-U.S. Employees. † *

10.3	Form of Management Incentive Plan for the fiscal year ending June 30, 2020. † *

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.1	The following financial information from Catalent, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in inline XBRL: (i) Consolidated Statements of Operations for the Three and Months Ended September 30, 2019 and 2018; (ii) Consolidated Statements of Comprehensive Income/(Loss) for the Three Months Ended September 30, 2019 and 2018 (iii) Consolidated Balance Sheets as of September 30, 2019 and June 30, 2018; (iv) Consolidated Statement of Changes in Shareholders’ Equity/(Deficit) as of September 30, 2019; (v) Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2019 and 2018; and (vi) Notes to Unaudited Consolidated Financial Statements.
* Filed herewith
** Furnished herewith
† Represents a management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALENT, INC. (Registrant)

Date:	November 5, 2019	By:	/s/ John R. Chiminski
John R. Chiminski
Chief Executive Officer

Date:	November 5, 2019	By:	/s/ Wetteny Joseph
Wetteny Joseph
Senior Vice President & Chief Financial Officer