Form 10-Q
period 2019-12-31
Catalent, Inc.
filed 2020-02-03
CIK 1596783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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

On January 30, 2020, there were 146,415,723 shares of the Registrant's common stock, par value $0.01 per share, issued and outstanding.

CATALENT, INC. and Subsidiaries

INDEX TO FORM 10-Q
For the Three and Six Months Ended December 31, 2019

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

PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Catalent, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited; dollars in millions, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net revenue	$721.4	$623.0	$1,386.1	$1,174.8
Cost of sales	489.2	421.6	976.2	824.9
Gross margin	232.2	201.4	409.9	349.9
Selling, general, and administrative expenses	141.0	123.2	283.8	238.7
Impairment charges and (gain)/loss on sale of assets	1.7	(0.1)	1.5	2.8
Restructuring and other	0.5	0.1	1.2	9.8
Operating earnings	89.0	78.2	123.4	98.6
Interest expense, net	34.9	25.5	71.2	53.6
Other (income)/expense, net	(4.4)	1.4	0.5	7.1
Earnings from operations before income taxes	58.5	51.3	51.7	37.9
Income tax expense	13.0	2.3	6.1	3.3
Net earnings	45.5	49.0	45.6	34.6
Less: Net earnings attributable to preferred shareholders	(11.2)	—	(18.7)	—
Net earnings attributable to common shareholders	$34.3	$49.0	$26.9	$34.6

Earnings per share:
Basic
Net earnings	$0.23	$0.34	$0.18	$0.24
Diluted
Net earnings	$0.23	$0.33	$0.18	$0.24
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited; dollars in millions)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net earnings	$45.5	$49.0	$45.6	$34.6
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	22.1	(17.6)	0.3	(26.4)
Pension and other post-retirement adjustments	3.3	0.6	3.0	1.0
Other comprehensive income/(loss), net of tax	25.4	(17.0)	3.3	(25.4)
Comprehensive income	$70.9	$32.0	$48.9	$9.2
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited; in millions, except share and per share data)

	December 31, 2019	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$188.9	$345.4
Trade receivables, net	681.0	693.1
Inventories	249.6	257.2
Prepaid expenses and other	181.0	100.1
Total current assets	1,300.5	1,395.8
Property, plant, and equipment, net	1,618.1	1,536.7
Other assets:
Goodwill	2,207.8	2,220.9
Other intangibles, net	885.9	930.8
Deferred income taxes	35.1	38.6
Other	147.9	61.2
Total assets	$6,195.3	$6,184.0

LIABILITIES, REDEEMABLE PREFERRED STOCK, AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$72.4	$76.5
Accounts payable	243.4	255.8
Other accrued liabilities	342.3	338.4
Total current liabilities	658.1	670.7
Long-term obligations, less current portion	2,824.6	2,882.8
Pension liability	138.4	143.6
Deferred income taxes	76.1	74.4
Other liabilities	175.4	124.3
Commitment and contingencies (see Note 16)	—	—
Total liabilities	3,872.6	3,895.8
Redeemable preferred stock, $0.01 par value; 1.0 million shares authorized on December 31 and June 30, 2019; 650,000 shares issued and outstanding on December 31 and June 30, 2019	606.6	606.6
Shareholders' equity:
Common stock, $0.01 par value; 1.0 billion shares authorized on December 31 and June 30, 2019; 146.4 million and 145.7 million issued and outstanding on December 31 and June 30, 2019, respectively.	1.5	1.5
Preferred stock, $0.01 par value; 99 million authorized on December 31 and June 30, 2019; 0 issued and outstanding on December 31 and June 30, 2019.	—	—
Additional paid in capital	2,759.2	2,757.4
Accumulated deficit	(694.0)	(723.4)
Accumulated other comprehensive income/(loss)	(350.6)	(353.9)
Total shareholders' equity	1,716.1	1,681.6
Total liabilities, redeemable preferred stock, and shareholders' equity	$6,195.3	$6,184.0
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity
(Unaudited; dollars in millions, except share data in thousands)

Three Months Ended December 31, 2019

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
Balance at September 30, 2019	146,235.7	$1.5	$2,755.2	$(731.4)	$(376.0)	$1,649.3
Share issuances related to stock-based compensation	123.8					—
Stock-based compensation			10.3			10.3
Cash paid, in lieu of equity, for tax withholding			(6.3)			(6.3)
Preferred dividend				(8.1)		(8.1)
Net earnings				45.5		45.5
Other comprehensive income/(loss), net of tax					25.4	25.4
Balance at December 31, 2019	146,359.5	$1.5	$2,759.2	$(694.0)	$(350.6)	$1,716.1

Three Months Ended December 31, 2018

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at September 30, 2018	145,221.0	$1.4	$2,733.6	$(871.4)	$(334.2)	$1,529.4
Share issuances related to stock-based compensation	401.9	0.1	(0.1)			—
Stock-based compensation			7.5			7.5
Cash paid, in lieu of equity, for tax withholding			(5.9)			(5.9)
Net earnings				49.0		49.0
Other comprehensive loss, net of tax					(17.0)	(17.0)
Balance at December 31, 2018	145,622.9	$1.5	$2,735.1	$(822.4)	$(351.2)	$1,563.0

Catalent, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity
(Unaudited; dollars in millions, except share data in thousands)

Six months ended December 31, 2019

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
Balance at June 30, 2019	145,738.3	$1.5	$2,757.4	$(723.4)	$(353.9)	$1,681.6
Share issuances related to stock-based compensation	621.2	—	—			—
Stock-based compensation			26.9			26.9
Cash paid, in lieu of equity, for tax withholding			(24.4)			(24.4)
Non-qualified stock			(0.7)			(0.7)
Preferred dividend				(16.2)		(16.2)
Net earnings				45.6		45.6
Other comprehensive income, net of tax					3.3	3.3
Balance at December 31, 2019	146,359.5	$1.5	$2,759.2	$(694.0)	$(350.6)	$1,716.1

Six months ended December 31, 2018

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at June 30, 2018	133,423.6	$1.3	$2,283.3	$(872.1)	$(325.8)	$1,086.7
Cumulative effect of change in accounting for ASC 606, net of tax				15.1		15.1
Equity offering, sale of common stock	11,431.4	0.1	445.4			445.5
Share issuances related to stock-based compensation	767.9	0.1	(0.1)			—
Stock-based compensation			17.5			17.5
Cash paid, in lieu of equity, for tax withholding			(11.0)			(11.0)
Net earnings				34.6		34.6
Other comprehensive loss, net of tax					(25.4)	(25.4)
Balance at December 31, 2018	145,622.9	$1.5	$2,735.1	$(822.4)	$(351.2)	$1,563.0
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; dollars in millions)

	Six Months Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$45.6	$34.6
Adjustments to reconcile earnings from operations to net cash from operations:
Depreciation and amortization	122.5	107.5
Non-cash foreign currency transaction loss, net	5.5	3.2
Amortization and write-off of debt financing costs	3.1	6.1
Asset impairments charges and /loss on sale of assets	1.5	2.8
Gain on derivative instrument	(1.4)	—
Equity compensation	26.9	17.5
Benefit for deferred income taxes	2.7	(0.1)
Provision for bad debts and inventory	9.4	5.1
Change in operating assets and liabilities:
Decrease in trade receivables	4.3	3.1
Decrease/(increase) in inventories	(11.6)	(26.0)
Decrease in accounts payable	(13.3)	(11.3)
Other assets/accrued liabilities, net—current and non-current	(49.3)	(58.0)
Net cash provided by operating activities	145.9	84.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, equipment, and other productive assets	(152.2)	(81.3)
Proceeds from sale of subsidiaries	20.8	—
Payment for acquisitions, net of cash acquired	(10.7)	(127.5)
Payment made for investments	(2.0)	—
Prepayment for pending business acquisition	(55.1)	—
Net cash (used in) investing activities	(199.2)	(208.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in other borrowings	(5.9)	(4.9)
Payments related to long-term obligations	(51.5)	(503.4)
Dividends paid	(20.0)	—
Proceeds from sale of common stock, net	—	445.5
Cash paid, in lieu of equity, for tax-withholding obligations	(24.4)	(11.0)
Net cash (used in)/provided by financing activities	(101.8)	(73.8)
Effect of foreign currency exchange on cash	(1.4)	(4.2)
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	(156.5)	(202.3)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	345.4	410.2
CASH AND EQUIVALENTS AT END OF PERIOD	$188.9	$207.9
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$47.7	$52.2
Income taxes paid, net	$19.6	$24.4
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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the year ending June 30, 2020. The consolidated balance sheet at June 30, 2019 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information on the Company's accounting policies and footnotes, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019 filed with the Securities and Exchange Commission (the “SEC”).
In the first quarter of fiscal 2020, the Company engaged in a business reorganization to better align its internal business unit structure with its “Follow the Molecule” strategy and the increased focus on its biologics-related offerings. Under the revised structure, the Company changed the components of three of its four operating segments:
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
Reclassification
Certain prior-period amounts were reclassified to conform to the current period presentation. Contract assets previously presented in trade receivables, net are now presented in prepaid expenses and other, which amounts are further detailed in Note 18, Supplemental Balance Sheet Information.
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

Research and Development Costs
The Company expenses research and development costs as incurred. Costs incurred in connection with the development of new offerings and manufacturing process improvements are recorded within selling, general, and administrative expenses. Such research and development costs included in selling, general, and administrative expenses amounted to $0.7 million and $1.2 million for the three and six months ended December 31, 2019, respectively, and $1.0 million and $1.5 million for the three and six months ended December 31, 2018, respectively. Costs incurred in connection with research and development services the Company provides to customers and services performed in support of the commercial manufacturing process for customers are recorded within cost of sales. Such research and development costs included in cost of sales amounted to $14.7 million and $28.5 million for the three and six months ended December 31, 2019, respectively, and $14.3 million and $25.6 million for the three and six months ended December 31, 2018, respectively.
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
New Accounting Standards Not Adopted as of December 31, 2019
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The ASU will be effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years and allows for either retrospective or prospective application. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduces a new accounting model known as Credit Expected Credit Losses (“CECL”). CECL requires earlier recognition of credit losses on financial assets, while also providing additional transparency about credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for financial assets at the time they are originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models in current GAAP, which generally require that a loss be incurred before it is recognized. The new standard will apply to receivables arising from revenue transactions such as contract assets and accounts receivables. The ASU will be effective for fiscal years beginning after December 15, 2019. The Company does not expect the adoption of the guidance to have a material impact to its consolidated financial statements.

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
The following tables allocate revenue, for the three and six months ended December 31, 2019 and December 31, 2018, by type of activity and reporting segment (in millions):

Three months ended December 31, 2019	Softgel & Oral Technologies	Biologics	Oral & Specialty Delivery	Clinical Supply Services	Total
Manufacturing & commercial product supply	$245.0	$80.0	$91.4	$—	$416.4
Development services	22.9	145.2	51.8	—	219.9
Clinical supply services	—	—	—	87.9	87.9
Total	$267.9	$225.2	$143.2	$87.9	$724.2
		Inter-segment revenue elimination			(2.8)
			Combined net revenue		$721.4

Three months ended December 31, 2018	Softgel & Oral Technologies	Biologics	Oral & Specialty Delivery	Clinical Supply Services	Total
Manufacturing & commercial product supply	$238.5	$49.3	$100.5	$—	$388.3
Development services	24.7	87.1	54.0	—	165.8
Clinical supply services	—	—	—	80.8	80.8
Total	$263.2	$136.4	$154.5	$80.8	$634.9
		Inter-segment revenue elimination			(11.9)
			Combined net revenue		$623.0

Six months ended December 31, 2019	Softgel & Oral Technologies	Biologics	Oral & Specialty Delivery	Clinical Supply Services	Total
Manufacturing & commercial product supply	$483.9	$144.4	$167.3	$—	$795.6
Development services	44.6	269.4	108.5	—	422.5
Clinical supply services	—	—	—	172.5	172.5
Total	$528.5	$413.8	$275.8	$172.5	$1,390.6
		Inter-segment revenue elimination			(4.5)
			Combined net revenue		$1,386.1

Six months ended December 31, 2018	Softgel & Oral Technologies	Biologics	Oral & Specialty Delivery	Clinical Supply Services	Total
Manufacturing & commercial product supply	$456.7	$101.3	$162.7	$—	$720.7
Development services	46.6	160.8	102.6	—	310.0
Clinical supply services	—	—	—	158.5	158.5
Total	$503.3	$262.1	$265.3	$158.5	$1,189.2
		Inter-segment revenue elimination			(14.4)
			Combined net revenue		$1,174.8
The following table allocates revenue by the location where the goods were made or the service performed:

(Dollars in millions)	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018	Six months ended December 31, 2019	Six months ended December 31, 2018
United States	$414.7	$315.1	$777.0	$579.5
Europe	221.4	214.8	431.4	411.2
International Other	105.4	119.7	216.3	227.3
Elimination of revenue attributable to multiple locations	(20.1)	(26.6)	(38.6)	(43.2)
Total	$721.4	$623.0	$1,386.1	$1,174.8
Contract Liabilities
Contract liabilities relate to cash consideration that the Company receives in advance of satisfying the related performance obligations. Changes in the contract liabilities balance during the six months ended December 31, 2019 are as follows:

(Dollars in millions)
Contract liability
Balance at June 30, 2019	$177.4
Balance at December 31, 2019	$186.9
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$98.6

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
The Company estimated fair values at the acquisition date for the preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed. During the measurement period ending no later than one year after the acquisition date, the Company will continue to obtain information to assist in finalizing the fair values of the net assets acquired, which may differ materially from these preliminary estimates. Amounts subject to finalization include working capital adjustments and income taxes. If any measurement period adjustment is material, the Company will record such adjustment, including any related impact on net income, in the reporting period in which the adjustment is determined. During the first quarter of fiscal 2020, the Company received an escrow refund of $7.6 million related to an assessment of various asset and liability balances and expenses as of the acquisition date. The adjustment is reflected in both goodwill and cash (part of other net assets). This adjustment had no impact on the consolidated statement of operations. There was no other change in these balances related to the acquisition noted during this period.
The Company accounted for the transaction using the acquisition method of accounting for business combinations, in accordance with ASC 805.
Pending Acquisition as of December 31, 2019
On June 15, 2019, Operating Company and Bristol-Myers Squibb S.r.l. (“BMS”), entered into a Sale and Purchase Agreement for the acquisition of BMS’s oral solid, biologics, and sterile product manufacturing and packaging facility in Anagni, Italy (“Anagni”) for consideration of €45.0 million, subject to adjustment, plus the value of initiating certain services to aid the transition from BMS to Company ownership. The Anagni acquisition closed effective at the commencement of the third quarter of fiscal 2020, and the Company prepaid to BMS $55.1 million at the end of the second quarter of fiscal 2020 as part of the closing. At the closing of this acquisition, BMS entered into a five-year agreement with respect to the continuing supply by the Company of certain products formerly produced by BMS at the Anagni facility.
Adding Anagni to the Company’s global network expands its biologics drug product offering in Europe, which the Company expects will enable it to both capture a larger segment of the biologics market in that region and complement its existing European sterile fill/finish capabilities. The acquisition also adds oral solid manufacturing and packaging capacity to augment the Company's current capabilities in Europe.
4. GOODWILL
The following table summarizes the changes between June 30, 2019 and December 31, 2019 in the carrying amount of goodwill in total and by reporting segment:

(Dollars in millions)	Softgel & Oral Technologies	Biologics	Oral & Specialty Delivery	Clinical Supply Services	Total
Balance at June 30, 2019	$409.2	$1,320.0	$340.3	$151.4	$2,220.9
Additions	—	2.4	—	—	2.4
Reallocation	108.1	(124.3)	16.2	—	—
Other	(1.6)	(7.2)	1.1	—	(7.7)
Foreign currency translation adjustments	(8.1)	(0.7)	2.1	(1.1)	(7.8)
Balance at December 31, 2019	$507.6	$1,190.2	$359.7	$150.3	$2,207.8
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
The details of other intangibles, net as of December 31, 2019 and June 30, 2019 are as follows:

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2019
Amortized intangibles:
Core technology	19 years	$135.9	$(80.3)	$55.6
Customer relationships	14 years	982.6	(216.6)	766.0
Product relationships	11 years	273.5	(216.3)	57.2
Other	4 years	9.5	(2.4)	7.1
Total intangible assets		$1,401.5	$(515.6)	$885.9

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2019
Amortized intangibles:
Core technology	18 years	$168.2	$(105.6)	$62.6
Customer relationships	14 years	981.1	(182.5)	798.6
Product relationships	11 years	275.5	(213.9)	61.6
Other	4 years	9.3	(1.3)	8.0
Total intangible assets		$1,434.1	$(503.3)	$930.8
The decreases in the gross carrying value of core technology and product relationships as of December 31, 2019 compared to the prior-year period are associated with the sale of an intangible property licensing right and the disposal from the sale of the Company’s facility in Braeside, Australia.
Amortization expense was $21.8 million and $43.3 million for the three and six months ended December 31, 2019, respectively, and $19.5 million and $37.7 million for the three and six months ended December 31, 2018, respectively. Future amortization expense for the next five fiscal years is estimated to be:

(Dollars in millions)	Remainder Fiscal 2020	2021	2022	2023	2024	2025
Amortization expense	$43.4	$86.6	$85.9	$85.4	$85.2	$84.5

6. LONG-TERM OBLIGATIONS AND SHORT-TERM BORROWINGS
Long-term obligations and short-term borrowings consisted of the following at December 31, 2019 and June 30, 2019:

(Dollars in millions)	Maturity as of December 31, 2019	December 31, 2019	June 30, 2019
Senior secured credit facilities
Term loan facility U.S. dollar-denominated	May 2026	$932.4	$936.2
Term loan facility euro-denominated	May 2024	336.5	346.8
Revolving credit facility	May 2024	—	—
Euro-denominated 4.75% Senior Notes due 2024	December 2024	417.9	428.3
U.S. dollar-denominated 4.875% Senior Notes due 2026	January 2026	445.0	444.6
U.S. dollar-denominated 5.00% Senior Notes due 2027	July 2027	492.6	492.1
Deferred purchase consideration	October 2021	95.9	143.9
Capital lease obligations	2020 to 2044	174.8	167.3
Other obligations	2019 to 2024	1.9	0.1
Total		2,897.0	2,959.3
Less: Current portion of long-term obligations and other short-term borrowings		72.4	76.5
Long-term obligations, less current portion		$2,824.6	$2,882.8
Deferred Purchase Consideration
In connection with the acquisition of Catalent Indiana LLC in October 2017, $200.0 million of the $950.0 million aggregate nominal purchase price is payable in $50.0 million installments, on each of the first four anniversaries of the closing date. The Company made installment payments in October 2018 and October 2019. The balance of the deferred purchase consideration was recorded at fair value as of the acquisition date, with the difference between the remaining nominal amount and the fair value treated as imputed interest.
Fair Value of Debt Instruments
The estimated fair values of the senior secured credit facilities and Senior Notes are classified as Level 2 in the fair value hierarchy and are calculated by using discounted cash flow models with the market interest rate as a significant input. The carrying amounts and the estimated fair values of financial instruments as of December 31, 2019 and June 30, 2019 are as follows:

		December 31, 2019		June 30, 2019
(Dollars in millions)	Fair Value Measurement	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Euro-denominated 4.75% senior notes due 2024	Level 2	$417.9	$433.9	$428.3	$454.2
U.S. dollar-denominated 4.875% senior notes due 2026	Level 2	445.0	468.3	444.6	457.0
U.S. dollar-denominated 5.00% senior notes due 2027	Level 2	492.6	535.7	492.1	509.0
Senior secured credit facilities & other	Level 2	1,541.5	1,517.7	1,594.3	1,526.0
Total		$2,897.0	$2,955.6	$2,959.3	$2,946.2

7. EARNINGS PER SHARE
The Company computes earnings per share (“EPS”) of the Company's common stock, par value $0.01 (the "Common Stock") using the two-class method required due to the participating nature of the Series A Preferred Stock (as defined and discussed in Note 14, Redeemable Preferred Stock—Series A Preferred). Diluted net income per share is computed using the weighted average number of shares of Common Stock outstanding plus the weighted average number of shares of Common Stock that would be issued assuming exercise or conversion of all potentially dilutive instruments. Dilutive securities having an anti-dilutive effect on diluted net income per share are excluded from the calculation. The dilutive effect of the securities that are issuable under the Company’s equity incentive plans are reflected in diluted earnings per share by application of the treasury stock method. The reconciliations between basic and diluted earnings per share attributable to Catalent common shareholders for the three and six months ended December 31, 2019 and 2018, respectively, are as follows (in millions, except share and per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net earnings	$45.5	$49.0	$45.6	$34.6
Less: Net earnings attributable to preferred shareholders	(11.2)	—	(18.7)	—
Net earnings attributable to common shareholders	$34.3	$49.0	$26.9	$34.6

Weighted average shares outstanding	146,068,025	145,058,230	145,865,570	143,285,870
Weighted average dilutive securities issuable-stock plans	1,622,896	1,602,109	1,904,121	1,775,739
Total weighted average diluted shares outstanding	147,690,921	146,660,339	147,769,691	145,061,609

Earnings per share:
Basic	$0.23	$0.34	$0.18	$0.24
Diluted	$0.23	$0.33	$0.18	$0.24
The computations of diluted earnings per share for the three and six months ended December 31, 2019 excludes the effect of potential common shares issuable under employee-held stock options and restricted stock units of approximately 0.7 million and 1.0 million, respectively, because they are anti-dilutive. The computations of diluted earnings per share for the three and six months ended December 31, 2018 excludes the effect of potential common shares issuable under employee-held stock options and restricted stock units of approximately 1.1 million and 1.0 million, respectively, because they are anti-dilutive. Further, the computation of diluted earnings per share for the three and six months ended December 31, 2019, respectively, excludes the effect of approximately 13.1 million “if-converted” shares of Common Stock potentially issuable on the conversion of Series A Preferred Stock, as those shares would be anti-dilutive.
8. OTHER (INCOME)/EXPENSE, NET
The components of other (income)/expense, net for the three and six months ended December 31, 2019 and 2018 are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2019	2018	2019	2018
Other (income)/expense, net
Debt refinancing costs (1)	$—	$—	$0.1	$4.2
Foreign currency (gains) and losses (2)	6.7	0.7	3.6	2.4
Other (3)	(11.1)	0.7	(3.2)	0.5
Total other (income)/expense, net	$(4.4)	$1.4	$0.5	$7.1
(1) The expense in the six months ended December 31, 2018 includes a write-off of $4.2 million of previously capitalized financing charges related to the Company's U.S. dollar term loan under its senior secured credit facility.
(2) Foreign currency remeasurement (gains) and losses include both cash and non-cash transactions.
(3) Included within Other for the three months ended December 31, 2019 are unrealized gains of $10.3 million related to the fair value of the derivative liability associated with the Series A Preferred Stock.

9.  RESTRUCTURING AND OTHER COSTS
From time to time, the Company has implemented plans to restructure certain operations, both domestically and internationally. The restructuring plans focused on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount and aligning operations in a strategic and more cost-efficient structure. In addition, the Company may incur restructuring charges in the future in cases where a material change in the scope of operation with its business occurs. Employee-related costs consist primarily of severance costs and also include outplacement services provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods. Facility exit and other costs consist of accelerated depreciation, equipment relocation costs and costs associated with planned facility expansions and closures to streamline Company operations. The restructuring costs for the three and six months ended December 31, 2019 were $0.5 million and $1.2 million, respectively, and for the three and six months ended December 31, 2018 were $0.1 million and $9.8 million, respectively.
10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to fluctuations in the applicable exchange rate on its investments in operations outside the U.S. While the Company does not actively hedge against changes in foreign currency, the Company has mitigated its exposure from its investments in its European operations by denominating a portion of its debt in euros. At December 31, 2019, the Company had euro-denominated debt outstanding of $754.4 million that is designated and qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the translation gains or losses are reported in accumulated other comprehensive income/(loss) as part of the cumulative translation adjustment. The non-hedge portions of the euro-denominated debt translation gains or losses are reported in the consolidated statement of operations. The following table includes net investment hedge activity during the three and six months ended December 31, 2019 and 2018.

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2019	2018	2019	2018
Unrealized foreign exchange gain/(loss) within other comprehensive income	$(6.5)	$15.6	$13.8	$11.4
Unrealized foreign exchange gain/(loss) within statement of operations	$(3.9)	$9.4	$5.8	$6.9
The net accumulated gain of the instrument designated as a hedge as of December 31, 2019 within other comprehensive income/(loss) was approximately $73.6 million. Amounts are reclassified out of accumulated other comprehensive income/(loss) into earnings when the entity to which the gains and losses relate is either sold or substantially liquidated.
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
The Company recorded a gain of $1.4 million on the change in the estimated fair value of the derivative liability from July 1, 2019 through December 31, 2019, which is reflected as a non-operating expense in the consolidated statements of operations. The fair value of the derivative liability as of December 31, 2019 was $25.4 million.

The fair value is classified as Level 3 in the fair value hierarchy due to the significant management judgment required for the assumptions underlying the calculation of value. The following table sets forth a summary of changes in the estimated fair value of the derivative liability:

(Dollars in millions)	Fair Value Measurements of Series A Preferred Stock Derivative Liability Using Significant Unobservable Inputs (Level 3)
Balance at July 1, 2019	$26.8
Change in estimated fair value of Series A Preferred Stock derivative liability	(1.4)
Balance at December 31, 2019	$25.4

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
ASC 740 includes guidance on the accounting for uncertainty in income taxes recognized in the financial statements. This standard provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeal or litigation process, based on the technical merits. As of December 31, 2019 and June 30, 2019, the Company had an aggregate of $4.7 million and $5.2 million, respectively, of uncertain tax positions (including accrued interest and penalties). As of these dates,$3.6 million and $3.8 million, respectively, represent the amount of unrecognized tax benefits, which, if recognized, would favorably affect the effective income tax rate. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.
The Company recorded a provision for income taxes for the three months ended December 31, 2019 of $13.0 million relative to earnings from operations before income taxes of $58.5 million. The Company recorded a provision for income taxes for the three months ended December 31, 2018 of $2.3 million relative to earnings from operations before income taxes of $51.3 million. The income tax provision for the current period is not comparable to the same period of the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, special items, certain equity related compensation and other discrete tax items, which may have unique tax implications depending on the nature of the item.

12. EMPLOYEE RETIREMENT BENEFIT PLANS
Components of the Company’s net periodic benefit costs are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2019	2018	2019	2018
Components of net periodic benefit cost:
Selling, general, and administrative expenses:
Service cost	$0.8	$0.9	$1.4	$1.8
Other (income)/expense, net:
Interest cost	1.8	1.9	3.5	3.8
Expected return on plan assets	(2.6)	(2.6)	(5.3)	(5.2)
Amortization (1)	0.7	0.6	1.5	1.2
Net amount recognized	$0.7	$0.8	$1.1	$1.6
(1)   Amount represents the amortization of unrecognized actuarial gains/(losses).
As previously disclosed, the Company notified the trustees of a multi-employer pension plan of its withdrawal from participation in such plan in fiscal 2012. The actuarial review process administered by the plan trustees ended in fiscal 2015. The liability reported reflects the present value of the Company's expected future long-term obligations. The estimated discounted value of the projected contributions related to such plans was $38.7 million and $38.8 million as of December 31, 2019 and June 30, 2019, respectively, and is included within pension liability on the consolidated balance sheets. The annual cash impact associated with the Company's obligations in such plan is approximately $1.7 million per year.
13. EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Description of Capital Stock
The Company is authorized to issue 1,000,000,000 shares of Common Stock, and 100,000,000 shares of preferred stock, par value $0.01 per share. Under the Company's certificate of incorporation, each share of Common Stock has one vote, and the Common Stock votes together as a single class.
Outstanding Stock
Shares of Common Stock outstanding include shares of unvested restricted stock. Unvested restricted stock included in reportable shares outstanding was 0.5 million shares as of December 31, 2019. Shares of unvested restricted stock are excluded from the calculation of basic weighted average shares outstanding, but their dilutive impact is added back in the calculation of diluted weighted average shares outstanding, except when the effect would be anti-dilutive.
The Company has 650,000 shares of its preferred stock outstanding. See Note 14, Redeemable Preferred Stock—Series A Preferred.
Stock Repurchase Program
On October 29, 2015, the Company’s Board of Directors authorized a share repurchase program to use up to $100.0 million to repurchase shares of outstanding Common Stock. Under the program, the Company is authorized to repurchase shares through open market purchases, privately negotiated transactions, or otherwise as permitted by applicable federal securities laws. There has been no purchase pursuant to this program as of December 31, 2019.

Accumulated Other Comprehensive Income/(loss)
The components of the changes in the cumulative translation adjustment, minimum pension liability, and available for sale investment for the three and six months ended December 31, 2019 and 2018 are presented below.

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2019	2018	2019	2018
Foreign currency translation adjustments:
Net investment hedge	$(6.5)	$15.6	$13.8	$11.4
Long-term intercompany loans	18.1	(10.8)	11.6	(14.1)
Translation adjustments	10.2	(18.9)	(22.0)	(21.7)
Total foreign currency translation adjustment, pretax	21.8	(14.1)	3.4	(24.4)
Tax expense/(benefit)	(0.3)	3.5	3.1	2.0
Total foreign currency translation adjustment, net of tax	$22.1	$(17.6)	$0.3	$(26.4)

Net change in minimum pension liability
Net loss recognized during the period	$3.6	$0.7	$2.9	$1.3
Total pension liability, pretax	3.6	0.7	2.9	1.3
Tax expense/(benefit)	0.3	0.1	(0.1)	0.3
Net change in minimum pension liability, net of tax	$3.3	$0.6	$3.0	$1.0
For the three months ended December 31, 2019, the changes in accumulated other comprehensive income/(loss), net of tax by component are as follows:

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Liability Adjustments	Other	Total
Balance at September 30, 2019	$(325.5)	$(49.4)	$(1.1)	$(376.0)
Other comprehensive income before reclassifications	22.1	—	—	22.1
Amounts reclassified from accumulated other comprehensive income	—	3.3	—	3.3
Net current period other comprehensive income	22.1	3.3	—	25.4
Balance at December 31, 2019	$(303.4)	$(46.1)	$(1.1)	$(350.6)
For the six months ended December 31, 2019, the changes in accumulated other comprehensive income/(loss), net of tax by component are as follows:

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Liability Adjustments	Other	Total
Balance at June 30, 2019	$(303.7)	$(49.1)	$(1.1)	$(353.9)
Other comprehensive income before reclassifications	0.3	—	—	0.3
Amounts reclassified from accumulated other comprehensive income	—	3.0	—	3.0
Net current period other comprehensive income	0.3	3.0	—	3.3
Balance at December 31, 2019	$(303.4)	$(46.1)	$(1.1)	$(350.6)

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
Any change in the fair value of derivative liability is recorded as non-operating expenses in the consolidated statement of operations. See Note 10, Derivative Instruments and Hedging Activities for detail concerning the change in fair value during the three months ended December 31, 2019.
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

Supplemental information concerning the leases recorded in the Company's unaudited consolidated balance sheet as of December 31, 2019 is detailed in the following table:

(Dollars in millions)	Line item in the consolidated balance sheet	Balance at December 31, 2019
Right-of-use assets:
Finance leases	Property, plant, and equipment, net	$101.4
Operating leases	Other assets	79.9

Current lease liabilities:
Finance leases	Current portion of long-term obligations and other short-term borrowings	11.8
Operating leases	Other accrued liabilities	13.1

Non-current lease liabilities:
Finance leases	Long-term obligations, less current portion	163.0
Operating leases	Other liabilities	67.9
The components of the net lease costs for the three and six months ended December 31, 2019 reflected in the Company's unaudited consolidated statement of operations were as follows:

(Dollars in millions)	Three months ended December 31, 2019	Six months ended December 31, 2019
Finance lease costs:
Amortization of right-of-use assets	$3.8	$5.7
Interest on lease liabilities	3.3	6.4
Total	7.1	12.1

Operating lease costs	4.7	8.9
Variable lease costs	2.0	3.7
Total lease costs	$13.8	$24.7
The weighted average remaining lease term and weighted average discount rate related to the Company's right-of-use assets and lease liabilities as of December 31, 2019 are as follows:

Weighted average remaining lease term (years):
Finance leases	16
Operating leases	9
Weighted average discount rate:
Finance leases	7.8%
Operating leases	4.3%

Supplemental information concerning the cash-flow impact arising from the Company's leases for the six months ended December 31, 2019 recorded in the Company's unaudited consolidated statement of cash flows is detailed in the following table (in millions):

Six months ended December 31, 2019
Cash paid for amounts included in lease liabilities:
Financing cash flows used for finance leases	$5.2
Operating cash flows used for finance leases	6.4
Operating cash flows used for operating leases	6.1

Non-cash transactions:
Right-of-use assets obtained in exchange for new finance lease liabilities	10.4
Right-of-use assets obtained in exchange for new operating lease liabilities	37.7
As of December 31, 2019, the Company expects that its future minimum lease payments will become due and payable as follows:

(Dollars in millions)	Finance Leases	Operating Leases	Total
Remainder of fiscal 2020	$11.9	$8.2	$20.1
2021	23.4	15.8	39.2
2022	20.4	15.3	35.7
2023	19.4	14.9	34.3
2024	19.2	10.9	30.1
Thereafter	202.1	34.2	236.3
Total minimum lease payments	296.4	99.3	395.7
Less: interest	121.6	18.3	139.9
Total lease liabilities	$174.8	$81.0	$255.8

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
The following tables include net revenue and Segment EBITDA for each of the Company's current reporting segments during the three and six months ended December 31, 2019 and 2018:

(Dollars in millions)	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net revenue:
Softgel and Oral Technologies	$267.9	$263.2	$528.5	$503.3
Biologics	225.2	136.4	413.8	262.1
Oral and Specialty Delivery	143.2	154.5	275.8	265.3
Clinical Supply Services	87.9	80.8	172.5	158.5
Inter-segment revenue elimination	(2.8)	(11.9)	(4.5)	(14.4)
Net revenue	$721.4	$623.0	$1,386.1	$1,174.8

(Dollars in millions)	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Segment EBITDA reconciled to net earnings:
Softgel and Oral Technologies	$64.5	$54.7	$110.9	$96.0
Biologics	63.0	39.1	98.8	66.1
Oral and Specialty Delivery	33.1	46.0	60.8	64.9
Clinical Supply Services	24.0	21.0	45.6	41.2
Sub-Total	$184.6	$160.8	$316.1	$268.2
Reconciling items to net earnings
Unallocated costs (1)	(29.3)	(29.4)	(70.7)	(69.2)
Depreciation and amortization	(61.9)	(54.6)	(122.5)	(107.5)
Interest expense, net	(34.9)	(25.5)	(71.2)	(53.6)
Income tax expense	(13.0)	(2.3)	$(6.1)	(3.3)
Net earnings	$45.5	$49.0	$45.6	$34.6
(1) Unallocated costs include restructuring and special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2019	2018	2019	2018
Impairment charges and gain/(loss) on sale of assets	$(1.7)	$0.1	$(1.5)	$(2.8)
Stock-based compensation	(10.3)	(7.5)	(26.9)	(17.5)
Restructuring and other special items (a)	(7.9)	(5.9)	(19.7)	(19.1)
Other income/(expense), net (b)	4.4	(1.4)	(0.5)	(7.1)
Unallocated corporate costs, net	(13.8)	(14.7)	(22.1)	(22.7)
Total unallocated costs	$(29.3)	$(29.4)	$(70.7)	$(69.2)
(a) Restructuring and other special items during the six months ended December 31, 2019 include transaction and integration costs associated with the Company’s gene therapy acquisitions, the disposal of one of its sites in Australia, and other restructuring initiatives across the Company's network of sites. Restructuring and other special items during the six months ended December 31, 2018 include transaction and integration costs associated with the acquisitions of Catalent Indiana LLC and Juniper Pharmaceuticals, Inc.
(b) Refer to Note 8, Other (income)/expense, net, for details of financing charges and foreign currency translation adjustments recorded within other income/(expense), net.

The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the consolidated financial statements.

(Dollars in millions)	December 31, 2019	June 30, 2019
Assets
Softgel and Oral Technologies	$1,477.8	$1,586.5
Biologics	2,946.0	2,825.7
Oral and Specialty Delivery	1,163.5	1,098.7
Clinical Supply Services	459.3	463.2
Corporate and eliminations	148.7	209.9
Total assets	$6,195.3	$6,184.0

18. SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplemental balance sheet information at December 31, 2019 and June 30, 2019 is detailed in the following tables.
Inventories
Work-in-process and inventories include raw materials, labor, and overhead. Total inventories consist of the following:

(Dollars in millions)	December 31, 2019	June 30, 2019
Raw materials and supplies	$178.5	$161.6
Work-in-process	94.6	115.0
Total inventories, gross	273.1	276.6
Inventory cost adjustment	(23.5)	(19.4)
Inventories	$249.6	$257.2
Prepaid expenses and other
Prepaid expenses and other consist of the following:

(Dollars in millions)	December 31, 2019	June 30, 2019
Prepaid expenses	$38.6	$18.7
Prepayment for business acquisition	55.1	—
Contract assets	24.8	23.3
Spare parts supplies	8.7	8.1
Prepaid income tax	11.2	10.0
Non-U.S. value-added tax	10.7	16.4
Other current assets	31.9	23.6
Prepaid expenses and other	$181.0	$100.1
Property, plant, and equipment, net
Property, plant, and equipment, net consist of the following:

(Dollars in millions)	December 31, 2019	June 30, 2019
Land, buildings, and improvements	$1,096.4	$1,049.4
Machinery, equipment, and capitalized software	1,129.2	1,104.9
Furniture and fixtures	17.6	16.9
Construction in progress	338.9	278.9
Property, plant, and equipment, at cost	2,582.1	2,450.1
Accumulated depreciation	(964.0)	(913.4)
Property, plant, and equipment, net	$1,618.1	$1,536.7

Depreciation expense was $40.1 million and $79.2 million for the three and six months ended December 31, 2019, respectively, and $35.1 million and $69.8 million for the three and six months ended December 31, 2018, respectively. Depreciation expense includes amortization of assets related to finance leases. The Company charges repairs and maintenance costs to expense as incurred. The amount of capitalized interest was immaterial for all periods presented.
Other accrued liabilities
Other accrued liabilities consist of the following:

(Dollars in millions)	December 31, 2019	June 30, 2019
Accrued employee-related expenses	$77.1	$103.9
Restructuring accrual	4.1	8.2
Accrued interest	24.2	11.7
Contract liability	165.6	155.2
Accrued income tax	5.4	8.5
Other accrued liabilities and expenses	65.9	50.9
Other accrued liabilities	$342.3	$338.4

19.  SUBSEQUENT EVENTS
On February 2, 2020, Operating Company entered into an agreement to acquire 100% of the capital stock of Masthercell Global Inc. (“Masthercell”) for an aggregate nominal purchase price of $315.0 million, subject to customary adjustments, in order to enhance the Company’s end-to-end integrated biopharmaceutical solutions. Masthercell is a leading contract development and manufacturing organization focused on genetically modified cell therapy development and manufacturing. The Masthercell acquisition is expected to close in the third quarter of fiscal 2020, subject to customary closing conditions.
Contemporaneous with its execution of the Masthercell agreement, Operating Company entered into a commitment letter with JPMorgan Chase Bank N.A. for a $200.0 million incremental term loan facility under the Credit Agreement. The facility provides that Operating Company may borrow up to $200.0 million in a single draw to pay a portion of (or reimburse revolving borrowings made for) the consideration for Masthercell and related fees, costs, and expenses or for growth capital expenditures of Operating Company and its subsidiaries. Any funding under the facility must occur before April 2, 2020, and the availability of funding under the facility will be reduced dollar-for-dollar by the proceeds of any debt securities issued by the Company, incremental commitments under the Credit Agreement, or issuance of shares of common stock by Catalent, Inc. Loans under the facility will bear interest as follows: (i) Eurodollar Rate Loans (as defined in the Credit Agreement), will bear interest at the Eurodollar Rate (as defined in the Credit Agreement) plus 2.00% (or 2.25% if the Total Leverage Ratio (as defined in the Credit Agreement) is equal to or greater than 4.5x) and (ii) Base Rate Loans (as defined in the Credit Agreement), will bear interest at the Base Rate (as defined in the Credit Agreement) plus 1.00% (or 1.25% if the Total Leverage Ratio is equal to or greater than 4.5x). The facility will mature, if the customary conditions to closing are met, on the date that is the earlier of (x) May 18, 2026 and (y) the 90th day prior to the maturity of the 2024 Senior Notes (as defined in the Existing Credit Agreement) or any Permitted Refinancing (as defined in the Existing Credit Agreement) thereof if on such 90th day, any of the 2024 Senior Notes remain outstanding, and the facility will amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of the facility each year until maturity.

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
Other Non-GAAP Measures
Organic revenue growth and Segment EBITDA growth are useful measures calculated by the Company to explain the underlying results and trends in the business. Organic revenue growth and Segment EBITDA growth are measures used to show current year sales and earnings from existing operations and include revenue from licensing related activities entered into within the year. Organic revenue growth and Segment EBITDA growth exclude the impact of foreign currency, acquisitions of operating or legal entities, and divestitures within the year. These measures should be considered in addition to, not as a substitute for, performance measures reported in accordance with GAAP. These measures, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with GAAP.
Three Months Ended December 31, 2019 Compared to the Three Months Ended December 31, 2018
The below tables summarize several financial metrics we use to measure performance for the three months ended December 31, 2019 and three months ended December 31, 2018. Refer to the discussions below regarding performance and use of key financial metrics.

Revenue and revenue at constant currency
(in millions)
Actual
Constant Currency
FY20
$721.4
$726.5
FY19
$623.0
$0
$250
$500
$750

Gross margin (in millions) and gross margin percentage

FY20
$232.2
32%
FY19
$201.4
32%
$0
$50
$100
$150
$200
$250

Results for the three months ended December 31, 2019 compared to the three months ended December 31, 2018 were as follows:

	Three Months Ended December 31,		FX Impact	Constant Currency Increase/(Decrease)
(Dollars in Millions)	2019	2018		Change $	Change %
Net revenue	$721.4	$623.0	$(5.1)	$103.5	17%
Cost of sales	489.2	421.6	(4.0)	71.6	17%
Gross margin	232.2	201.4	(1.1)	31.9	16%
Selling, general and administrative expenses	141.0	123.2	(0.2)	18.0	15%
Impairment charges and (gain)/loss on sale of assets	1.7	(0.1)	(0.1)	1.9	(1900)%
Restructuring and other	0.5	0.1	—	0.4	400%
Operating earnings	89.0	78.2	(0.8)	11.6	15%
Interest expense, net	34.9	25.5	—	9.4	37%
Other (income)/expense, net	(4.4)	1.4	(0.1)	(5.7)	(407)%
Earnings from operations before income taxes	58.5	51.3	(0.7)	7.9	15%
Income tax expense	13.0	2.3	(0.1)	10.8	470%
Net earnings	$45.5	$49.0	$(0.6)	$(2.9)	(6)%
Net Revenue

2019 vs. 2018
Factors Contributing to Year-Over-Year Change	Three Months Ended December 31,
Net Revenue
Revenue without acquisitions/divestitures	7%
Impact of acquisitions	12%
Impact of divestitures	(2)%
Constant currency change	17%
Foreign currency translation impact on reporting	(1)%
Total % change	16%
Net revenue increased $103.5 million, or 17%, excluding the impact of foreign exchange, compared to the three months ended December 31, 2018. Net revenue increased 12% as a result of acquisitions, which was offset by a 2% decrease in net revenue due to divestitures. We acquired Catalent Maryland, Inc. (formerly Paragon Bioservices, Inc., “Paragon”) in May 2019 and divested a manufacturing site in Australia in October 2019. Net revenue increased 7% without the impact of acquisitions and divestitures on a constant-currency basis, primarily related to volume increases in our Softgel and Oral Technologies, Biologics, and Clinical Supply Services segments. This was partially offset by decreased volume in our Oral and Specialty Delivery segment.
Gross Margin
Gross margin increased $31.9 million, or 16%, compared to the three months ended December 31, 2018, excluding the impact of foreign exchange, primarily as a result of our acquisitions and increased volumes as discussed above. On a constant-currency basis, gross margin, as a percentage of revenue, decreased 20 basis points to 32.1% in the three months ended December 31, 2019, compared to 32.3% in the prior-year period.

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased by $18.0 million, or 15%, compared to the three months ended December 31, 2018, excluding the impact of foreign exchange, primarily relating to additional selling, general, and administrative expenses from acquired companies of $20.1 million, which includes $8.1 million of incremental depreciation and amortization expense, $4.7 million of employee-related costs and $4.6 million related to non-cash equity-based compensation. The increase in selling, general, and administrative expenses from acquired companies were partially offset by a prior-year $3.1 million non-cash equity-based compensation charge, driven by the achievement of certain performance-based metrics during the second quarter of fiscal 2019, and $1.2 million savings from disposal of our Australia operations.
Restructuring and Other
Restructuring and other costs of $0.5 million for the three months ended December 31, 2019 increased by $0.4 million, compared to the three months ended December 31, 2018. Restructuring expense varies period-to-period based on the timing of site consolidation efforts and other efforts to further streamline the business.
Interest Expense, net
Interest expense, net of $34.9 million for the three months ended December 31, 2019 increased by $9.4 million compared to the three months ended December 31, 2018, primarily driven by Operating Company's June 2019 offering of 5.00% Senior Notes due 2027 (the "USD 2027 Notes") in relation to the financing of the Paragon acquisition complete in May 2019.
For additional information concerning our debt and financing arrangements, including the changing mix of debt and equity in our capital structure, see “—Liquidity and Capital Resources—Debt and Financing Arrangements” and Note 6 to the consolidated financial statements.
A component of the purchase price for the acquisition of Catalent Indiana LLC ("Catalent Indiana") in fiscal 2018 consisted of $200.0 million in deferred purchase consideration payable in four annual $50.0 million installments on the first four anniversary dates of the acquisition. We made the two first such payments in October 2018 and October 2019, and the present value of the balance is accounted for as debt, with the difference between the nominal value and the present value considered imputed interest expense.
Other (Income)/Expense, net
Other income, net of $4.4 million for the three months ended December 31, 2019 was primarily driven by a gain of $10.3 million related to the change in the fair value of the derivative liability arising from the dividend adjustment mechanism of the series A convertible preferred stock, par value $0.01 (the "Series A Preferred Stock"). The gain was partially offset by non-cash foreign currency translation losses of $5.5 million. Other expense, net of $1.4 million for the three months ended December 31, 2018 was primarily driven by non-cash foreign currency translation losses.
Income Tax Expense
Our provision for income taxes for the three months ended December 31, 2019 was $13.0 million relative to earnings from operations before income taxes of $58.5 million. Our provision for income taxes for the three months ended December 31, 2018 was $2.3 million relative to earnings from operations before income taxes of $51.3 million. The income tax provision for the current period is not comparable to the same period of the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, special items, certain equity-related compensation, and other discrete tax items, which may have unique tax implications depending on the nature of the item.

Segment Review
The following charts depict the percentages of revenue for each of the Company's four segments for the three months ended December 31, 2019 compared to the three months ended December 31, 2018. Refer below for discussions regarding the segments' revenue and EBITDA performance.
Our results on a segment basis for the three months ended December 31, 2019 compared to the three months ended December 31, 2018 were as follows:

	Three Months Ended December 31,		FX Impact	Constant Currency Increase/(Decrease)
(Dollars in Millions)	2019	2018		Change $	Change %
Softgel and Oral Technologies
Net revenue	$267.9	$263.2	$(3.8)	$8.5	3%
Segment EBITDA	$64.5	$54.7	$(0.8)	$10.6	19%
Biologics
Net revenue	225.2	136.4	(0.8)	89.6	66%
Segment EBITDA	63.0	39.1	(0.1)	24.0	61%
Oral and Specialty Delivery
Net revenue	143.2	154.5	(0.1)	(11.2)	(7)%
Segment EBITDA	33.1	46.0	—	(12.9)	(28)%
Clinical Supply Services
Net revenue	87.9	80.8	(0.5)	7.6	9%
Segment EBITDA	24.0	21.0	(0.1)	3.1	15%
Inter-segment revenue elimination	(2.8)	(11.9)	0.1	9.0	76%
Unallocated Costs (1)	(29.3)	(29.4)	—	0.1	—%
Combined totals
Net revenue	$721.4	$623.0	$(5.1)	$103.5	17%

EBITDA from operations	$155.3	$131.4	$(1.0)	$24.9	19%
(1) Unallocated costs include restructuring and special items, stock-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended December 31,
(Dollars in millions)	2019	2018
Impairment charges and gain/(loss) on sale of assets	$(1.7)	$0.1
Stock-based compensation	(10.3)	(7.5)
Restructuring and other special items (a)	(7.9)	(5.9)
Other income/(expense), net	4.4	(1.4)
Unallocated corporate costs, net	(13.8)	(14.7)
Total unallocated costs	$(29.3)	$(29.4)

(a) Restructuring and other special items during the three months ended December 31, 2019 include transaction and integration costs associated with the Company’s gene therapy acquisitions, the disposal of one of our sites in Australia, and other restructuring initiatives across the Company's network of sites. Restructuring and other special items during the three months ended December 31, 2018 include transaction and integration costs associated with the acquisitions of Catalent Indiana and Juniper Pharmaceuticals, Inc. (“Juniper”).
Provided below is a reconciliation of net earnings to EBITDA from operations:

	Three Months Ended December 31,
(Dollars in millions)	2019	2018
Net earnings	$45.5	$49.0
Depreciation and amortization	61.9	54.6
Interest expense, net	34.9	25.5
Income tax expense	13.0	2.3
EBITDA from operations	$155.3	$131.4
Softgel and Oral Technologies segment

	2019 vs. 2018
Factors Contributing to Year-Over-Year Change	Three Months Ended December 31,
	Net Revenue	Segment EBITDA
Revenue/Segment EBITDA without divestitures	8%	23%
Impact of divestitures	(5)%	(4)%
Constant currency change	3%	19%
Foreign currency translation impact on reporting	(1)%	(1)%
Total % change	2%	18%
Softgel and Oral Technologies net revenue increased by $8.5 million, or 3%, excluding the impact of foreign exchange, compared to the three months ended December 31, 2018. Net revenue increased 8%, compared to the three months ended December 31, 2018, excluding the impact of divestitures. The increase primarily relates to volume increases across our consumer health portfolio within Europe as well as increased demand in our prescription product business in North America, which is partially attributable to recently launched products. Revenue in our consumer health business also increased by 2% across North America and Latin America, due to the prior year shortage in our ibuprofen active pharmaceutical ingredient supply.
Softgel and Oral Technologies segment EBITDA increased $10.6 million, or 19%, compared to the three months ended December 31, 2018, excluding the impact of foreign exchange. Segment EBITDA increased 23%, compared to the three months ended December 31, 2018, excluding the impact of divestitures. The increase relates to volume increases across our consumer health portfolio within Europe, as well as increased demand in our higher-margin prescription product business in North America, the latter of which is partially attributable to recently launched products. EBITDA in our consumer health business also increased by 7% across North America and Latin America, due to the prior year shortage in our ibuprofen active pharmaceutical ingredient supply.
In October 2019, we divested one manufacturing site in Australia in the Softgel and Oral Technologies segment in order to better streamline our global operations. The site divestiture resulted in a decrease in net revenue of 5% and segment EBITDA of 4% in the three months ended December 31, 2019 compared to the three months ended December 31, 2018.

Biologics segment

	2019 vs. 2018
Factors Contributing to Year-Over-Year Change	Three Months Ended December 31,
	Net Revenue	Segment EBITDA
Revenue/Segment EBITDA without acquisitions	10%	12%
Impact of acquisitions	56%	49%
Constant currency change	66%	61%
Foreign exchange fluctuation	(1)%	—%
Total % change	65%	61%
Net revenue in our Biologics segment increased by $89.6 million, or 66%, excluding the impact of foreign exchange, compared to the three months ended December 31, 2018. Excluding the effect of acquisitions, the net revenue increase was driven primarily by increased end-market demand for our U.S. drug product offerings, delivered through improved capacity utilization. This was offset slightly by decreased volume demand related to our U.S. drug substance product offering, largely due to the fiscal 2019 completion of a limited duration customer contract for non-cell line clinical manufacturing services.
Biologics segment EBITDA increased by $24 million, or 61%, compared to the three months ended December 31, 2018, excluding the impact of foreign exchange. Segment EBITDA without acquisitions increased from the prior-year period, primarily due to the increase in end-market demand for our U.S. drug product offering which is partially offset by the decreased volume demand related to our U.S. drug substance product offering, mostly due to the fiscal 2019 completion of a limited duration customer contract for non-cell line clinical manufacturing services.
On May 17, 2019, we acquired Paragon, which increased net revenue and Segment EBITDA on an inorganic basis in our Biologics segment by 56% and 49%, respectively, in the three months ended December 31, 2019 compared to the corresponding prior-year period.
Oral and Specialty Delivery segment

	2019 vs. 2018
Factors Contributing to Year-Over-Year Change	Three Months Ended December 31,
	Net Revenue	Segment EBITDA
Revenue/Segment EBITDA without acquisitions/divestitures	(7)%	(28)%
Impact of acquisitions	—%	—%
Constant currency change	(7)%	(28)%
Foreign currency translation impact on reporting	—%	—%
Total % change	(7)%	(28)%
Net revenue in our Oral and Specialty Delivery segment decreased by $11.2 million, or 7%, compared to the three months ended December 31, 2018, excluding the impact of foreign exchange. The decrease is principally attributable to decreased volume in our respiratory and ophthalmic specialty platform due to strong prior-year demand related to anticipated new product introductions partially offset by strong end-market demand for oral commercial products across the U.S.
Oral and Specialty Delivery segment EBITDA decreased by $12.9 million, or 28%, compared to the three months ended December 31, 2018, excluding the impact of foreign exchange. The decrease is primarily related to decreased volume and unfavorable product mix in our respiratory and ophthalmic specialty platform due to strong prior-year demand related to anticipated new product introductions offset slightly by strong end-market demand for higher-margin oral commercial products across the U.S.

Clinical Supply Services segment

	2019 vs. 2018
Factors Contributing to Year-Over-Year Change	Three Months Ended December 31,
	Net Revenue	Segment EBITDA
Revenue/Segment EBITDA	9%	15%
Comparator revenue recognition adoption impact	—%	—%
Constant currency change	9%	15%
Foreign currency translation impact on reporting	—%	(1)%
Total % change	9%	14%
Clinical Supply Services net revenue increased by $7.6 million, or 9%, excluding the impact of foreign exchange, compared to the three months ended December 31, 2018. The increase was driven by strong demand in our storage and distribution and manufacturing and packaging businesses.
Clinical Supply Services segment EBITDA increased by $3.1 million, or 15%, excluding the impact of foreign exchange, compared to the three months ended December 31, 2018, primarily due to strong demand in our storage and distribution and manufacturing and packaging businesses.
Six Months Ended December 31, 2019 Compared to the Six Months Ended December 31, 2018
The below tables summarize several financial metrics we use to measure performance for the six months ended December 31, 2019 and six months ended December 31, 2018. Refer to the discussions below regarding performance and use of key financial metrics.

Revenue and revenue at constant currency
(in millions)
Actual
Constant Currency
FY20
$1,386.1
$1,402.2
FY19
$1,174.8
$0
$500
$1,000
$1,500

Gross margin (in millions) and gross margin percentage
FY20
$409.9
30%
FY19
$349.9
30%
$0
$250
$500

	Six Months Ended December 31,		FX Impact	Constant Currency Increase/(Decrease)
(Dollars in Millions)	2019	2018		Change $	Change %
Net revenue	$1,386.1	$1,174.8	$(16.1)	$227.4	19%
Cost of sales	976.2	824.9	(12.1)	163.4	20%
Gross margin	409.9	349.9	(4.0)	64.0	18%
Selling, general and administrative expenses	283.8	238.7	(1.3)	46.4	19%
Impairment charges and loss on sale of assets	1.5	2.8	—	(1.3)	(46)%
Restructuring and other	1.2	9.8	—	(8.6)	(88)%
Operating earnings	123.4	98.6	(2.7)	27.5	28%
Interest expense, net	71.2	53.6	(0.1)	17.7	33%
Other income expense, net	0.5	7.1	(1.9)	(4.7)	(66)%
Earnings from operations before income taxes	51.7	37.9	(0.7)	14.5	38%
Income tax expense	6.1	3.3	(0.2)	3.0	91%
Net earnings	$45.6	$34.6	$(0.5)	$11.5	33%
 *Percentage not meaningful
Net Revenue

2019 vs. 2018
Factors Contributing to Year-Over-Year Change	Six Months Ended December 31,
Net Revenue
Revenue without acquisitions/divestitures	9%
Impact of acquisitions	11%
Impact of divestitures	(1)%
Constant currency change	19%
Foreign currency translation impact on reporting	(1)%
Total % change	18%
Net revenue increased by $227.4 million, or 19%, excluding the impact of foreign exchange, compared to the six months ended December 31, 2018. Net revenue increased 11% as a result of acquisitions which was offset by a 1% decrease in net revenue due to divestitures. We acquired Juniper in August 2018 and Paragon in May 2019 and divested a manufacturing site in Australia in October 2019. Net revenue increased 9% without the impact of acquisitions and divestitures on a constant-currency basis, primarily related to volume increases in all of our segments.
Gross Margin
Gross margin increased by $64.0 million, or 18%, compared to the six months ended December 31, 2018, excluding the impact of foreign exchange, primarily as a result of our acquisitions and increased volumes as discussed above. On a constant currency basis, gross margin, as a percentage of revenue, decreased 30 basis points to 29.5% in the six months ended December 31, 2019, compared to 29.8% in the prior-year period.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased by $46.4 million, or 19%, compared to the six months ended December 31, 2018, excluding the impact of foreign exchange, primarily relating to additional selling, general and administrative expenses from acquired companies of $42.1 million, including $15.6 million of incremental depreciation and amortization expense and $9.6 million of employee-related costs, and $9.5 million related to non-cash equity-based compensation.

Restructuring and Other
Restructuring and other charges of $1.2 million for the six months ended December 31, 2019 decreased by $8.6 million, compared to the six months ended December 31, 2018. Restructuring expense varies period-to-period based on site consolidation efforts and other efforts to further streamline the business.
Interest Expense, net
Interest expense, net of $71.2 million for the six months ended December 31, 2019 increased by $17.6 million, or 33%, compared to the six months ended December 31, 2018, primarily driven by increased debt associated with Operating Company's June 2019 offering of 5.00% Senior Notes due 2027 in relation to the financing of the Paragon acquisition in May 2019.
Other Expense, net
Other expense, net of $0.5 million for the six months ended December 31, 2019 includes a gain of $1.4 million related to the change in the fair value of the derivative liability arising from the dividend adjustment mechanism of the Series A Preferred Stock, the foreign currency gain of $4.4 million and non-cash foreign currency translation losses of $8.0 million.
Other expense, net for the six months ended December 31, 2018 of $7.1 million was primarily driven by a $4.2 million charge from the partial extinguishment of our U.S. dollar-denominated term loans on August 1, 2018 to reduce our debt discount and deferred financing costs. Other expense, net also includes non-cash foreign currency translation losses in the period of $2.4 million.
Income Tax Expense
Our provision for income taxes for the six months ended December 31, 2019 was $6.1 million relative to earnings from operations before income taxes of $51.7 million. Our provision for income taxes for the six months ended December 31, 2018 was $3.3 million relative to earnings from operations before income taxes of $37.9 million. The income tax provision for the current period is not comparable to the same period of the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items. Generally, fluctuations in our effective tax rate are primarily due to changes in the geographic distribution of our pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, special items, certain equity-related compensation, and other discrete tax items, which may have unique tax implications depending on the nature of the item.

Segment Review
The below charts depict the percentage of revenue for each of the Company's four segments for the six months ended December 31, 2019 compared to the six months ended December 31, 2018. Refer below for discussions regarding the segments' revenue and EBITDA performance.

Our results on a segment basis for the six months ended December 31, 2019 compared to the six months ended December 31, 2018 were as follows:

	Six Months Ended December 31,		FX Impact	Constant Currency Increase/(Decrease)
(Dollars in Millions)	2019	2018		Change $	Change %
Softgel and Oral Technologies
Net revenue	$528.5	$503.3	$(9.6)	$34.8	7%
Segment EBITDA	110.9	96.0	(1.9)	16.8	18%
Biologics
Net revenue	413.8	262.1	(2.3)	154.0	59%
Segment EBITDA	98.8	66.1	(0.3)	33.0	50%
Oral and Specialty Delivery
Net revenue	275.8	265.3	(2.0)	12.5	5%
Segment EBITDA	60.8	64.9	(0.8)	(3.3)	(5)%
Clinical Supply Services
Net revenue	172.5	158.5	(2.2)	16.2	10%
Segment EBITDA	45.6	41.2	(0.9)	5.3	13%
Inter-segment revenue elimination	(4.5)	(14.4)	—	9.9	69%
Unallocated Costs (1)	(70.7)	(69.2)	2.2	(3.7)	(5)%
Combined totals
Net revenue	$1,386.1	$1,174.8	$(16.1)	$227.4	19%

EBITDA from operations	$245.4	$199.0	$(1.7)	$48.1	24%
(1) Unallocated costs include restructuring and special items, equity-based compensation, impairment charges, certain other corporate-directed costs, and other costs that are not allocated to the segments as follows:

	Six Months Ended December 31,
(Dollars in millions)	2019	2018
Impairment charges and (loss) on sale of assets	$(1.5)	$(2.8)
Equity compensation	(26.9)	(17.5)
Restructuring and other special items (a)	(19.7)	(19.1)
Other expense, net	(0.5)	(7.1)
Non-allocated corporate costs, net	(22.1)	(22.7)
Total unallocated costs	$(70.7)	$(69.2)
(a) Restructuring and other special items during the six months ended December 31, 2019 include transaction and integration costs associated with the Company's gene therapy acquisitions, the disposal of one of our sites in Australia, and other restructuring initiatives across the Company's network of sites, Restructuring and other special items during the six months ended December 31, 2018 include transaction and integration costs associated with the acquisitions of Catalent Indiana and Juniper.
Provided below is a reconciliation of net earnings to EBITDA from operations:

	Six Months Ended December 31,
(Dollars in millions)	2019	2018
Net earnings	$45.6	$34.6
Depreciation and amortization	122.5	107.5
Interest expense, net	71.2	53.6
Income tax expense	6.1	3.3
EBITDA from operations	$245.4	$199.0

Softgel and Oral Technologies segment

	2019 vs. 2018
Factors Contributing to Year-Over-Year Change	Six Months Ended December 31,
	Net Revenue	Segment EBITDA
Revenue/Segment EBITDA without divestitures	9%	20%
Impact of divestitures	(2)%	(2)%
Constant currency change	7%	18%
Foreign exchange fluctuation	(2)%	(2)%
Total % change	5%	16%
Softgel and Oral Technologies’ net revenue increased $34.8 million, or 7%, excluding the impact of foreign exchange, compared to the six months ended December 31, 2018. Net revenue increased 9%, compared to the six months ended December 31, 2018, excluding the impact of divestitures. The increase relates to volume increases across our consumer health portfolio within Europe as well as increased demand in our prescription product business in North America, which is partially attributable to recently launched products.
Softgel and Oral Technologies’ Segment EBITDA increased by $16.8 million, or 18%, compared to the six months ended December 31, 2018, excluding the impact of foreign exchange. Segment EBITDA increased 20%, compared to the six months ended December 31, 2018, excluding the impact of divestitures. The increase relates to volume increases across our consumer health portfolio within Europe, as well as increased demand in our higher-margin prescription product business in North America, the latter of which is partially attributable to recently launched products.
In October 2019, we divested one manufacturing site in Australia in the Softgel and Oral Technologies segment in order to better streamline our global operations. The site divestiture resulted in a decrease of 2% in each of net revenue and segment EBITDA in the six months ended December 31, 2019 compared to the six months ended December 31, 2018.
Biologics

	2019 vs. 2018
Factors Contributing to Year-Over-Year Change	Six Months Ended December 31,
	Net Revenue	Segment EBITDA
Revenue/Segment EBITDA without acquisitions	9%	(3)%
Impact of acquisitions	50%	53%
Constant currency change	59%	50%
Foreign exchange fluctuation	(1)%	(1)%
Total % change	58%	49%

Net revenue in our Biologics segment increased by $154.0 million, or 59%, excluding the impact of foreign exchange, compared to the six months ended December 31, 2018. Excluding the effect of acquisitions, the net revenue increase was driven primarily by increased end-market demand for our U.S. drug product offerings, delivered through improved capacity utilization. This was offset slightly by decreased volume demand related to our U.S. drug substance product offering, principally due to the fiscal 2019 completion of a limited duration customer contract for non-cell line clinical manufacturing services.
Biologics segment EBITDA increased by $33 million, or 50%, compared to the six months ended December 31, 2018, excluding the impact of foreign exchange. Segment EBITDA without acquisitions decreased from the prior-year period, primarily due to decreased volume demand related to our U.S. drug substance product offering, mostly due to the fiscal 2019 completion of a limited duration customer contract for non-cell line clinical manufacturing services, partially offset by increased demand for our U.S. drug product offering.
On May 17, 2019, we acquired Paragon, which increased net revenue and Segment EBITDA on an inorganic basis in our Biologics segment by 50% and 53%, respectively, in the six months ended December 31, 2019 compared to the corresponding prior-year period.

Oral and Specialty Delivery segment

	2019 vs. 2018
Factors Contributing to Year-Over-Year Change	Six Months Ended December 31,
	Net Revenue	Segment EBITDA
Revenue/Segment EBITDA without acquisitions	3%	(6)%
Impact of acquisitions	2%	1%
Constant currency change	5%	(5)%
Foreign exchange fluctuation	(1)%	(1)%
Total % change	4%	(6)%
Net revenue in our Oral and Specialty Delivery segment increased by $12.5 million, or 5%, compared to the six months ended December 31, 2018, excluding the impact of foreign exchange. Excluding the effect of acquisitions, the increase is principally attributable to strong end-market demand for oral commercial products across the U.S. and Europe as well as an increase related to the intake of new molecules within our development and analytical services platform, partially offset by decreased volume in our respiratory and ophthalmic specialty platform due to strong prior-year demand related to anticipated new product introductions.
Oral and Specialty Delivery’s Segment EBITDA decreased by $3.3 million, or 5%, compared to the six months ended December 31, 2018, excluding the impact of foreign exchange. The decrease is primarily related to decreased volume and unfavorable product mix in our respiratory and ophthalmic specialty platform due to strong prior-year demand related to anticipated new product introductions. This was partially offset by a strong end-market demand for higher-margin oral commercial products across the U.S. and Europe, as well as an increase in the intake of new molecules within our development and analytical services platform.
On August 14, 2018, we acquired Juniper, which increased net revenue and Segment EBITDA in our Oral and Specialty Delivery segment for the six months ended December 31, 2019 by 2% and 1%, respectively, compared to the prior-year period.
Clinical Supply Services segment

	2019 vs. 2018
Factors Contributing to Year-Over-Year Change	Six Months Ended December 31,
	Net Revenue	Segment EBITDA
Revenue/Segment EBITDA	10%	13%
Comparator revenue recognition adoption impact	—%	—%
Constant currency change	10%	13%
Foreign exchange fluctuation	(1)%	(2)%
Total % change	9%	11%
Clinical Supply Services’ net revenue increased by $16.2 million, or 10%, compared to the six months ended December 31, 2018, excluding the impact of foreign exchange. The increase was driven by strong demand in our storage and distribution and manufacturing and packaging businesses.
Clinical Supply Services’ Segment EBITDA increased by $5.3 million, or 13%, excluding the impact of foreign exchange, compared to the six months ended December 31, 2018, primarily due to strong demand in our storage and distribution and manufacturing and packaging businesses.

Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of liquidity have been cash flows generated from operations and certain financing activities for acquisitions. The principal uses of cash are to fund operating and capital expenditures, business or asset acquisitions, interest payments on debt, the payment of deferred purchase consideration from the Catalent Indiana acquisition, the payment of the quarterly dividend on the Series A Preferred Stock, and any mandatory or discretionary principal payment on our debt. At the current stated value of the Series A Preferred Stock outstanding as of December 31, 2019, the aggregate amount of each regular quarterly dividend, if paid in cash, is $8.1 million. As of December 31, 2019, Operating Company had available a $550 million revolving credit facility that matures in May 2024 (following the execution in May 2019 of the fourth amendment (the "Fourth Amendment") to Operating Company's amended and restated credit agreement dated May 2014 (as amended, the "Credit Agreement"), the capacity of which was reduced by $6.7 million in letters of credit outstanding as of December 31, 2019. The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings, referred to as swing-line borrowings. As of December 31, 2019, we had no outstanding borrowings under our revolving credit facility.
We believe that our cash on hand, cash from operations, and available borrowings under our revolving credit facility will be adequate to meet our future liquidity needs for at least the next twelve months, including our quarterly regular dividend on the Series A Preferred Stock, if paid in cash, as well as the amounts expected to become due with respect to our pending capital projects. We have no significant maturity under any of our bank or note debt until the euro-denominated term loans in our senior secured credit facility mature in May 2024. As of December 31, 2019, we have only two remaining payments of $50.0 million each, due in October 2020 and 2021.
On October 29, 2015, our Board of Directors authorized a share repurchase program to use up to $100.0 million to repurchase shares of our outstanding Common Stock. Under the program, we are authorized to repurchase shares through open market purchases, privately negotiated transactions, or otherwise as permitted by applicable federal securities laws. There has been no purchase pursuant to this program as of December 31, 2019.
Cash Flows
The following table summarizes our consolidated statements of cash flows:

	Six Months Ended December 31,
(Dollars in millions)	2019	2018	$ Change
Net cash provided by/(used in):
Operating activities	$145.9	$84.5	$61.4
Investing activities	$(199.2)	$(208.8)	$9.6
Financing activities	$(101.8)	$(73.8)	$(28.0)
Operating Activities
For the six months ended December 31, 2019, cash provided by operating activities was $145.9 million, compared to $84.5 million for the corresponding prior-year period. Cash flow from operating activities for the six months ended December 31, 2019 increased primarily due to higher earnings in the current-year six months period.
Investing Activities
For the six months ended December 31, 2019, cash used in investing activities was $199.2 million, compared to $208.8 million for the six months ended December 31, 2018. The decrease was primarily driven by increase in cash used for business acquisition activities in the prior year six months partially offset by increase in cash used in the acquisition of property, plant, and equipment, which totaled $152.2 million for the six months ended December 31, 2019 compared to $81.3 million in the six months ended December 31, 2018.

Financing Activities
For the six months ended December 31, 2019, cash used in financing activities was $101.8 million, compared to cash used in financing activities of $73.8 million for the six months ended December 31, 2018. The cash used in financing activities during the current-year period consists of $20 million of dividends paid on the Series A Preferred Stock with respect to both the period from issuance through June 30, 2019 and the first half of fiscal 2020, $24.4 million of cash paid in lieu of equity for tax withholding obligations on equity compensation and $51.5 million paid on outstanding long-term borrowings. The cash used in financing activities during the prior-year period primarily consists of $450.0 million used in a partial paydown in July 2018 of the then-outstanding U.S. dollar-denominated term loan, offset in substantial part by net proceeds of $445.3 million from the Company's July 2018 public offering of shares of its Common Stock.
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
The Credit Agreement also contains change-of-control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of December 31, 2019, Operating Company was in compliance with all material covenants under the Credit Agreement.
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
The Senior Notes
The several indentures governing each of the Senior Notes (collectively, the “Indentures”) contain certain covenants that, among other things, limit the ability of Operating Company and its restricted subsidiaries to incur or guarantee more debt or issue certain preferred shares; pay dividends on, repurchase, or make distributions in respect of their capital stock or make other restricted payments; make certain investments; sell certain assets; create liens; consolidate, merge, sell; or otherwise dispose of all or substantially all of their assets; enter into certain transactions with their affiliates, and designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions, limitations, and qualifications as set forth in the Indentures. The Indentures also contain customary events of default including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of Operating Company or certain of its subsidiaries. Upon an event of default, either the holders of at least 30% in principal amount of each of the then-outstanding Senior Notes, or the applicable Trustee under the Indentures, may declare the applicable Senior Notes immediately due and payable; or in certain circumstances, the applicable Senior Notes will become automatically immediately due and payable. As of December 31, 2019, Operating Company was in compliance with all material covenants under the Indentures.

Geographic Allocation of Cash
As of December 31, 2019 and June 30, 2019, the amounts of cash and cash equivalents held by subsidiaries were $114.6 million and $203.9 million, respectively, out of the total consolidated cash and cash equivalents of $188.9 million and $345.4 million, respectively. These balances are dispersed across many locations around the world.
Interest Rate Risk Management
A portion of the debt used to finance our operations is exposed to interest-rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed- and floating-rate assets and liabilities. Historically, we have used interest-rate swaps to manage the economic effect of variable-rate interest obligations associated with our floating-rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on our future interest expense. As of December 31, 2019, we did not have any interest-rate swap agreement in place that would have the economic effect of modifying the variable-rate interest obligations associated with our floating-rate term loans.
Currency Risk Management
We are exposed to fluctuations in the euro-U.S. dollar exchange rate on our investments in our foreign operations in Europe. While we do not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in euros. At December 31, 2019, we had $754.4 million of euro-denominated debt outstanding that qualifies as a hedge of a net investment in foreign operations. Refer to Note 10 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of net investment hedge activity in the period.
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
Off-Balance Sheet Arrangements
Other than operating leases and outstanding letters of credit as discussed above, we do not have any material off-balance sheet arrangements as of December 31, 2019.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to cash flow and earnings fluctuations as a result of certain market risks. These market risks primarily relate to changes in interest rates associated with our long-term debt obligations and foreign exchange rate changes.
Interest Rate Risk
The Company has historically used interest-rate swaps to manage the economic effect of variable-rate interest obligations associated with our floating-rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on our future interest expense. As of December 31, 2019, we did not have any interest-rate swap agreement in place that would either have the economic effect of modifying the variable-rate interest obligations associated with our floating-rate term loans or would be considered an effective cash flow hedge for financial reporting purposes.
Foreign Currency Exchange Risk
By the nature of our global operations, we are exposed to cash flow and earnings fluctuations resulting from foreign exchange rate variation. These exposures are transactional and translational in nature. Since we manufacture and sell our products throughout the world, our foreign-currency risk is diversified. Principal drivers of this diversified foreign-exchange exposure include the European euro, British pound, Argentinean peso, Brazilian real, and Australian dollar. Our transactional exposure arises from the purchase and sale of goods and services in currencies other than the functional currency of our operational units. We also have exposure related to the translation of financial statements of our foreign subsidiaries into U.S. dollars, the functional currency of Operating Company. The financial statements of our operations outside the U.S. are measured using the local currency as the functional currency, except in Argentina. Adjustments to translate the assets and liabilities of these foreign operations in U.S. dollars are accumulated as a component of accumulated other comprehensive income/(loss) utilizing period-end exchange rates. Foreign-currency transaction gains and losses calculated by utilizing weighted average exchange rates for the period are included in the statements of operations in other (income)/expense, net. Such foreign-currency transaction gains and losses include inter-company loans denominated in non-U.S. dollar currencies.

Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any control or procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the first quarter of the current fiscal year, we implemented controls related to the adoption of Accounting Standards Codification 842, Leases and the related financial statement reporting. There was no other change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
In May 2019, we acquired Paragon. During the six months ended December 31, 2019, we continued to integrate Paragon into our financial reporting processes and procedures and internal control over financial reporting. As part of this process, we have undertaken efforts to significantly enhance the internal controls of Paragon, which were not subject to the internal control requirements applicable to U.S. public companies prior to our acquisition, to bring them in line with our internal controls over financial reporting, and those efforts are ongoing.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

Purchase of Equity Securities
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
Not applicable.

Item 6. EXHIBITS
Exhibits:

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.1	The following financial information from Catalent, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 formatted in inline XBRL: (i) Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2019 and 2018; (ii) Consolidated Statements of Comprehensive Income/(Loss) for the Three and Six Months Ended December 31, 2019 and 2018 (iii) Consolidated Balance Sheets as of December 31, 2019 and June 30, 2018; (iv) Consolidated Statement of Changes in Shareholders’ Equity/(Deficit) as of December 31, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the Three and Six Months Ended December 31, 2019 and 2018; and (vi) Notes to Unaudited Consolidated Financial Statements.
* Filed herewith
** Furnished herewith
† Represents a management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALENT, INC. (Registrant)

Date:	February 3, 2020	By:	/s/ John R. Chiminski
John R. Chiminski
Chief Executive Officer

Date:	February 3, 2020	By:	/s/ Wetteny Joseph
Wetteny Joseph
Senior Vice President & Chief Financial Officer