Form 10-Q
period 2020-03-31
Catalent, Inc.
filed 2020-05-05
CIK 1596783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

On May 1, 2020, there were 154,897,515 shares of the Registrant's common stock, par value $0.01 per share, issued and outstanding.

CATALENT, INC. and Subsidiaries

INDEX TO FORM 10-Q
For the Three and Nine Months Ended March 31, 2020

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
Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include, but are not limited to, those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (the “Fiscal 2019 10-K”) and the following:
•Our business, financial condition, and results of operations may be adversely affected by global health epidemics, including the COVID-19 pandemic.
•We participate in a highly competitive market, and increased competition may adversely affect our business.
•The demand for our offerings depends in part on our customers’ research and development and the clinical and market success of their products. Our business, financial condition, and results of operations may be harmed if our customers spend less on, or are less successful in, these activities. In addition, customer spending may be affected by, among other things, the COVID-19 pandemic or recessionary economic conditions caused in whole or in part by the pandemic.
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
•Our global operations are subject to economic, political, and regulatory risks, including the risks of changing regulatory standards or changing interpretations of existing standards, that could affect the profitability of our operations or require costly changes to our procedures. In addition, changes to our procedures, or additional procedures, implemented to comply with public health orders or best practice guidelines as a result of the COVID-19 pandemic may increase our costs or reduce our productivity and thereby affects our business, financial condition, or results of operations.
•The exit of the United Kingdom (the “U.K.”) from the European Union, particularly after the end of the current transitional period, could have future adverse effects on our operations, revenues, and costs, and therefore our profitability.
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
•Our future results of operations are subject to fluctuations in the costs, availability, and suitability of the components of the products we manufacture, including active pharmaceutical ingredients, excipients, purchased components, and raw materials. In addition, the COVID-19 pandemic may interfere with the operations of certain of our direct or indirect suppliers or with international trade for these supplies, which may either raise our costs or reduce the productivity or slow the timing of our operations.
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
•Gene and cell therapies are relatively new and still-developing modes of treatment, dependent on cutting-edge technologies, and our customers’ gene or cell therapies may be perceived as unsafe or may result in unforeseen adverse events. Negative public opinion, continuing research, or increased regulatory scrutiny of gene or cell therapies and their financial cost may damage public perception of the safety, utility, or efficacy of gene or cell therapies and harm our customers’ ability to conduct their business or obtain regulatory approvals for their gene or cell therapy products, and thereby have an indirect, adverse effect on our gene or cell therapy offerings.
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
•Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or in our industry, expose us to interest-rate risk to the extent of our variable rate debt, and prevent us from meeting our obligations under our indebtedness. These risks may be increased in a recessionary environment, particularly as sources of capital may become less available or more expensive.
•Despite our high indebtedness level, we and our subsidiaries are still capable of incurring significant additional debt, which could further exacerbate the risks associated with our substantial indebtedness.
•Our debt agreements contain restrictions that limit our flexibility in operating our business.

•Despite the limitations in our debt agreements, we retain the ability to take certain actions that may interfere with our ability timely to pay our substantial indebtedness.
•We are currently using and may in the future use derivative financial instruments to reduce our exposure to market risks from changes in interest rates on our variable-rate indebtedness or changes in currency exchange rates, and any such instrument may expose us to risks related to counterparty credit worthiness or non-performance of these instruments.
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

PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Catalent, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited; dollars in millions, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net revenue	$760.6	$617.5	$2,146.7	$1,792.3
Cost of sales	521.8	418.8	1,498.0	1,243.7
Gross margin	238.8	198.7	648.7	548.6
Selling, general, and administrative expenses	136.1	129.9	419.9	368.6
Impairment charges and (gain)/loss on sale of assets	0.6	(0.1)	2.1	2.7
Restructuring and other	1.3	3.1	2.5	12.9
Operating earnings	100.8	65.8	224.2	164.4
Interest expense, net	34.4	26.4	105.6	80.0
Other (income)/expense, net	36.7	(3.2)	37.2	3.9
Earnings from operations before income taxes	29.7	42.6	81.4	80.5
Income tax expense	8.8	10.9	14.9	14.2
Net earnings	20.9	31.7	66.5	66.3
Less: Net earnings attributable to preferred shareholders	(9.1)	—	(27.8)	—
Net earnings attributable to common shareholders	$11.8	$31.7	$38.7	$66.3

Earnings per share:
Basic
Net earnings	$0.08	$0.22	$0.26	$0.46
Diluted
Net earnings	$0.08	$0.22	$0.26	$0.46
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited; dollars in millions)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net earnings	$20.9	$31.7	$66.5	$66.3
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	(43.1)	21.5	(42.8)	(4.9)
Pension and other post-retirement adjustments	0.1	0.4	3.1	1.4
Other comprehensive income/(loss), net of tax	(43.0)	21.9	(39.7)	(3.5)
Comprehensive income/(loss)	$(22.1)	$53.6	$26.8	$62.8
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited; in millions, except share and per share data)

	March 31, 2020	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$608.4	$345.4
Trade receivables, net	698.7	693.1
Inventories	297.2	257.2
Prepaid expenses and other	141.8	100.1
Total current assets	1,746.1	1,395.8
Property, plant, and equipment, net	1,769.5	1,536.7
Other assets:
Goodwill	2,449.3	2,220.9
Other intangibles, net	907.3	930.8
Deferred income taxes	45.1	38.6
Other	162.3	61.2
Total assets	$7,079.6	$6,184.0

LIABILITIES, REDEEMABLE PREFERRED STOCK, AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$271.8	$76.5
Accounts payable	276.2	255.8
Other accrued liabilities	369.1	338.4
Total current liabilities	917.1	670.7
Long-term obligations, less current portion	2,926.9	2,882.8
Pension liability	137.6	143.6
Deferred income taxes	95.6	74.4
Other liabilities	208.1	124.3
Commitment and contingencies (see Note 16)	—	—
Total liabilities	4,285.3	3,895.8
Redeemable preferred stock, $0.01 par value; 1.0 million shares authorized on March 31, 2020 and June 30, 2019; 650,000 shares issued and outstanding on March 31, 2020 and June 30, 2019	606.6	606.6
Shareholders' equity:
Common stock, $0.01 par value; 1.0 billion shares authorized on March 31, 2020 and June 30, 2019; 154.9 million and 145.7 million issued and outstanding on March 31, 2020 and June 30, 2019, respectively	1.5	1.5
Preferred stock, $0.01 par value; 99 million authorized on March 31, 2020 and June 30, 2019; 0 issued and outstanding on March 31, 2020 and June 30, 2019	—	—
Additional paid in capital	3,261.0	2,757.4
Accumulated deficit	(681.2)	(723.4)
Accumulated other comprehensive income/(loss)	(393.6)	(353.9)
Total shareholders' equity	2,187.7	1,681.6
Total liabilities, redeemable preferred stock, and shareholders' equity	$7,079.6	$6,184.0
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity
(Unaudited; dollars in millions, except share data in thousands)

Three Months Ended March 31, 2020

Columns may not foot due to rounding	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
Balance at December 31, 2019	146,359.5	$1.5	$2,759.2	$(694.0)	$(350.6)	$1,716.1
Equity offering, sale of common stock	8,445.9	0.1	494.1			494.2
Share issuances related to stock-based compensation	62.4					—
Stock-based compensation			8.6			8.6
Cash paid, in lieu of equity, for tax withholding			(0.9)			(0.9)
Preferred dividend				(8.1)		(8.1)
Net earnings				20.9		20.9
Other comprehensive loss, net of tax					(43.0)	(43.0)
Balance at March 31, 2020	154,867.8	$1.5	$3,261.0	$(681.2)	$(393.6)	$2,187.7

Three Months Ended March 31, 2019

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2018	145,622.9	$1.5	$2,735.1	$(822.4)	$(351.2)	$1,563.0
Equity offering, sale of common stock			(0.2)			(0.2)
Share issuances related to stock-based compensation	83.9					—
Stock-based compensation			6.6			6.6
Cash paid, in lieu of equity, for tax withholding			(2.3)			(2.3)
Net earnings				31.7		31.7
Other comprehensive income, net of tax					21.9	21.9
Balance at March 31, 2019	145,706.8	$1.5	$2,739.2	$(790.7)	$(329.3)	$1,620.7

Catalent, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity
(Unaudited; dollars in millions, except share data in thousands)

Nine Months ended March 31, 2020

Columns may not foot due to rounding	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
Balance at June 30, 2019	145,738.3	$1.5	$2,757.4	$(723.4)	$(353.9)	$1,681.6
Equity offering, sale of common stock	8,445.9	0.1	494.1			494.2
Share issuances related to stock-based compensation	683.6					—
Stock-based compensation			35.5			35.5
Cash paid, in lieu of equity, for tax withholding			(25.3)			(25.3)
Non-qualified stock			(0.7)			(0.7)
Preferred dividend				(24.3)		(24.3)
Net earnings				66.5		66.5
Other comprehensive loss, net of tax					(39.7)	(39.7)
Balance at March 31, 2020	154,867.8	$1.5	$3,261.0	$(681.2)	$(393.6)	$2,187.7

Nine Months ended March 31, 2019

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at June 30, 2018	133,423.6	$1.3	$2,283.3	$(872.1)	$(325.8)	$1,086.7
Cumulative effect of change in accounting for ASC 606, net of tax				15.1		15.1
Equity offering, sale of common stock	11,431.4	0.1	445.2			445.3
Share issuances related to stock-based compensation	851.8	0.1	(0.1)			—
Stock-based compensation			24.1			24.1
Cash paid, in lieu of equity, for tax withholding			(13.3)			(13.3)
Net earnings				66.3		66.3
Other comprehensive loss, net of tax					(3.5)	(3.5)
Balance at March 31, 2019	145,706.8	$1.5	$2,739.2	$(790.7)	$(329.3)	$1,620.7
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; dollars in millions)

	Nine Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$66.5	$66.3
Adjustments to reconcile earnings from operations to net cash from operations:
Depreciation and amortization	187.3	173.9
Non-cash foreign currency transaction loss, net	2.5	(1.7)
Amortization and write-off of debt financing costs	10.7	7.1
Asset impairments charges and /loss on sale of assets	2.1	2.7
Call premium on debt redemption	10.0	—
Loss on derivative instrument	24.9	—
Equity compensation	35.5	24.1
Benefit for deferred income taxes	5.4	(0.7)
Provision for bad debts and inventory	11.4	10.6
Change in operating assets and liabilities:
Decrease/(increase) in trade receivables	(15.5)	(26.6)
Decrease/(increase) in inventories	(54.7)	(43.1)
Increase in accounts payable	29.9	5.9
Other assets/accrued liabilities, net—current and non-current	(48.4)	(58.7)
Net cash provided by operating activities	267.6	159.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, equipment, and other productive assets	(303.5)	(129.3)
Proceeds from sale of subsidiaries	20.8	0.4
Payment for acquisitions, net of cash acquired	(379.7)	(127.5)
Payment made for investments	(2.4)	(1.3)
Net cash (used in) investing activities	(664.8)	(257.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in other borrowings	(45.2)	(6.5)
Proceeds from borrowing, net	1,109.1	—
Payments related to long-term obligations	(808.9)	(508.0)
Financing fees paid	(25.1)	—
Dividends paid	(28.1)	—
Proceeds from sale of common stock, net	494.2	445.3
Cash paid, in lieu of equity, for tax-withholding obligations	(25.3)	(13.3)
Net cash (used in)/provided by financing activities	670.7	(82.5)
Effect of foreign currency exchange on cash	(10.5)	(1.9)
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	263.0	(182.3)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	345.4	410.2
CASH AND EQUIVALENTS AT END OF PERIOD	$608.4	$227.9
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$88.7	$74.6
Income taxes paid, net	$38.9	$35.4
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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending June 30, 2020. The consolidated balance sheet at June 30, 2019 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information on the Company's accounting policies and footnotes, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019 filed with the Securities and Exchange Commission (the “SEC”).
In the first quarter of fiscal 2020, the Company engaged in a business reorganization to better align its internal business unit structure with its “Follow the Molecule” strategy and the increased focus on its biologics-related offerings. Under the revised structure, the Company changed the components of three of its four operating segments:
•Softgel and Oral Technologies, which includes formulation, development, and clinical and commercial manufacturing of soft capsules, or “softgels”, as well as large-scale manufacturing of oral solid dose forms, for pharmaceutical and consumer health markets, and supporting ancillary services; and
•Biologics, which encompasses biologic cell-line, viral vector gene therapy, and cell therapy development and manufacturing; formulation, development, and manufacturing for parenteral dose forms, including prefilled syringes, vials, and cartridges; and analytical development and testing services for large molecules; and
•Oral and Specialty Delivery, which includes formulation, development, and small-to-medium scale manufacturing for most types of oral solid dose forms, including Zydis orally dissolving tablets; formulation, development, and manufacture of blow-fill-seal unit doses, metered dose inhalers, and nasal products; and analytical development and testing capabilities for small molecules.
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

Research and Development Costs
The Company expenses research and development costs as incurred. Costs incurred in connection with the development of new offerings and manufacturing process improvements are recorded within selling, general, and administrative expenses. Such research and development costs included in selling, general, and administrative expenses amounted to $0.6 million and $1.8 million for the three and nine months ended March 31, 2020, respectively, and $0.9 million and $2.4 million for the three and nine months ended March 31, 2019, respectively. Costs incurred in connection with research and development services the Company provides to customers and services performed in support of the commercial manufacturing process for customers are recorded within cost of sales. Such research and development costs included in cost of sales amounted to $15.8 million and $44.3 million for the three and nine months ended March 31, 2020, respectively, and $11.8 million and $37.4 million for the three and nine months ended March 31, 2019, respectively.
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
New Accounting Standards Not Adopted as of March 31, 2020
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance to ease the potential burden in accounting for the discontinuation of a reference rate such as LIBOR, formerly known as the London Interbank Offered Rate, because of reference rate reform. The expedients and exceptions provided by the guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the incremental approach for intraperiod allocation, deferred tax recognition requirement for changes in equity method investments and foreign subsidiaries, and methodology for calculating income taxes in an interim period. The guidance also simplifies certain aspects of the accounting for franchise taxes, the accounting for step-up in the tax basis of goodwill, and accounting for the change in the enacted change in tax laws or rates. The ASU will be effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.
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
The following tables allocate revenue, for the three and nine months ended March 31, 2020 and March 31, 2019, by type of activity and reporting segment (in millions):

Three Months Ended March 31, 2020	Softgel & Oral Technologies	Biologics	Oral & Specialty Delivery	Clinical Supply Services	Total
Manufacturing & commercial product supply	$217.6	$85.2	$127.2	$—	$430.0
Development services	24.7	164.8	54.2	—	243.7
Clinical supply services	—	—	—	88.9	88.9
Total	$242.3	$250.0	$181.4	$88.9	$762.6
		Inter-segment revenue elimination			(2.0)
			Combined net revenue		$760.6

Three Months Ended March 31, 2019	Softgel & Oral Technologies	Biologics	Oral & Specialty Delivery	Clinical Supply Services	Total
Manufacturing & commercial product supply	$232.9	$66.8	$99.7	$—	$399.4
Development services	21.1	66.9	54.1	—	142.1
Clinical supply services	—	—	—	77.8	77.8
Total	$254.0	$133.7	$153.8	$77.8	$619.3
		Inter-segment revenue elimination			(1.8)
			Combined net revenue		$617.5

Nine Months Ended March 31, 2020	Softgel & Oral Technologies	Biologics	Oral & Specialty Delivery	Clinical Supply Services	Total
Manufacturing & commercial product supply	$701.5	$229.6	$294.5	$—	$1,225.6
Development services	69.3	434.2	162.7	—	666.2
Clinical supply services	—	—	—	261.4	261.4
Total	$770.8	$663.8	$457.2	$261.4	$2,153.2
		Inter-segment revenue elimination			(6.5)
			Combined net revenue		$2,146.7

Nine Months Ended March 31, 2019	Softgel & Oral Technologies	Biologics	Oral & Specialty Delivery	Clinical Supply Services	Total
Manufacturing & commercial product supply	$680.8	$168.1	$262.4	$—	$1,111.3
Development services	67.7	227.7	156.7	—	452.1
Clinical supply services	—	—	—	236.3	236.3
Total	$748.5	$395.8	$419.1	$236.3	$1,799.7
		Inter-segment revenue elimination			(7.4)
			Combined net revenue		$1,792.3
The following table allocates revenue by the location where the goods were made or the service performed:

(Dollars in millions)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Nine Months Ended March 31, 2020	Nine Months Ended March 31, 2019
United States	$438.9	$318.4	$1,215.9	$913.9
Europe	258.7	200.8	690.1	609.9
International Other	83.5	108.2	299.8	321.6
Elimination of revenue attributable to multiple locations	(20.5)	(9.9)	(59.1)	(53.1)
Total	$760.6	$617.5	$2,146.7	$1,792.3
Contract Liabilities
Contract liabilities relate to cash consideration that the Company receives in advance of satisfying the related performance obligations. Changes in the contract liabilities balance during the nine months ended March 31, 2020 are as follows:

(Dollars in millions)
Contract liability
Balance at June 30, 2019	$177.4
Balance at March 31, 2020	$180.0
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$117.2

3. BUSINESS COMBINATIONS
Paragon Bioservices, Inc. Acquisition
On May 17, 2019, the Company acquired 100% of the equity interest in Catalent Maryland, Inc. (formerly Paragon Bioservices, Inc., “Gene Therapy”) for an aggregate nominal purchase price of $1,192.1 million, which was subject to adjustment (as further discussed below), in order to enhance the Company’s end-to-end integrated biopharmaceutical solutions. Gene Therapy is a leading contract development and manufacturing organization (“CDMO”) focused on the development and manufacturing of cutting-edge biopharmaceuticals, including viral vectors used in gene therapies.

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
Novavax Transaction Overview
On July 31, 2019, Gene Therapy acquired from Novavax Inc. (“Novavax”) certain property, plant and equipment, rights to two facilities under leases in southern Maryland, certain raw material inventory, and the right to assume the employment of more than 100 Novavax employees located at those facilities in the areas of operations, quality, and product development, among other things. Gene Therapy made a cash payment of $18.3 million in connection with the acquisition. The Company considers the transaction to be a business combination under ASC 805, Business Combinations and accounted for it using the acquisition method of accounting. The Company estimated fair values at the acquisition date for the allocation of consideration to the acquired items.
The aggregate purchase consideration was funded with cash on hand. As a result of the preliminary fair value allocations, the Company recognized property, plant, and equipment of $15.6 million and $0.3 million for inventory. The remainder of the fair value, $2.4 million, was allocated to goodwill, primarily the value of the existing organized and trained work force.
The Novavax transaction expanded Gene Therapy’s early-development capabilities and supplemented Gene Therapy’s pool of experienced biologics operatives to support its growth.
Anagni Acquisition
Pursuant to a June 2019 agreement between Operating Company and a unit of Bristol-Myers Squibb Company (“BMS”), Operating Company acquired BMS’s oral solid, biologics, and sterile product manufacturing and packaging facility in Anagni, Italy on January 1, 2020. The Company paid to BMS $55.3 million in cash as part of the purchase consideration and as consideration for the provision of certain services to facilitate the transition from BMS to Company ownership. At the closing of this acquisition, BMS also entered into a five-year agreement for continuing supply by the Company of certain products formerly produced by BMS at the Anagni facility. Due to the variety of activities performed at Anagni, the results of the Anagni facility are allocated between the Oral and Specialty Delivery and Biologics segments.
The total cash consideration was allocated between the facility purchase and the transitional services arrangement, with $52.2 million assigned to the purchase consideration and the balance to transitional services. The Company funded the entire amount with cash on hand and has preliminarily allocated the purchase price among the acquired assets, recognizing property, plant, and equipment of $34.2 million, inventory of $7.0 million, and prepaid expenses and other of $12.4 million. The remainder of the value was allocated to deferred tax assets and certain employee-related liabilities assumed in the acquisition. The Company expects to finalize its allocation over the next several months, but, in any event, within one year from the closing.
MaSTherCell Global Inc.
Acquisition Transaction Overview
On February 10, 2020, the Company acquired 100% of the equity interest in Masthercell Global Inc. (“MaSTherCell”) for an aggregate purchase price of $323.3 million, subject to adjustment, which was funded with the net proceeds of the Company’s February 2020 offering (the “February 2020 Equity Offering”) of its common stock, par value $0.01 (“Common Stock”). See Note 13, Equity and Accumulated Other Comprehensive Income/(Loss). MaSTherCell is a CDMO focused on the development and manufacture of autologous and allogeneic cell therapies for third parties, as well as a variety of related analytical services.
MaSTherCell has a facility in Gosselies, Belgium providing clinical services, and construction is in progress there on a dedicated commercial-scale production and fill-finish facility, which is scheduled to open in the fall of 2021. Its U.S. facility in Houston, Texas, upon completion of validation activities, will focus on development-scale projects.

The Company accounted for the MaSTherCell acquisition using the acquisition method in accordance with ASC 805, Business Combinations. The operating results of MaSTherCell have been included in the Company’s consolidated financial statements for the period following the acquisition date. For the period from the acquisition date through March 31, 2020, MaSTherCell’s net revenue was $5.1 million and pre-tax earnings were $0.5 million. Transaction costs incurred as a result of the acquisition of $3.1 million are included in selling, general, and administrative expenses for the period ended March 31, 2020.
Valuation Assumptions and Preliminary Purchase Price Allocation
The Company has preliminarily estimated fair values at the date of acquisition for the preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed as part of the MaSTherCell acquisition. During the measurement period ending no later than one year after the acquisition date, the Company will continue to obtain information to assist in finalizing the fair values of the net assets acquired, which may differ materially from these preliminary estimates. Amounts subject to finalization include working capital and income taxes. If any measurement period adjustment is material, the Company will record such adjustment, including any related impact on net income, in the reporting period in which the adjustment is determined.
The preliminary purchase price allocation to assets acquired and liabilities assumed in the transaction is (in millions):

Property, plant, and equipment	$25.5
Identifiable intangible assets	51.0
Other net assets	2.0
Deferred income tax liabilities	(13.4)
Total identifiable net assets	$65.1
Goodwill	258.2
Total assets acquired and liabilities assumed	$323.3
The carrying values of trade receivables, raw materials inventory, and trade payables, as well as certain other current and non-current assets and liabilities generally represented their fair values at the date of acquisition.
Property, plant, and equipment was valued using the cost approach, which is based on the current replacement or reproduction cost of the asset as new, less depreciation attributable to physical, functional, and economic factors. The Company then determined the remaining useful life based on the anticipated life of the asset and Company policy for similar assets.
Customer-relationship intangible assets of $46.3 million were valued using the multi-period, excess-earnings method, a method that values the intangible asset using the present value of the after-tax cash flows attributable to the intangible asset only. The significant assumptions used in developing the valuation included the estimated annual net cash flows (including application of an appropriate margin to forecasted revenue, selling and marketing costs, return on working capital, contributory asset charges, and other factors), the discount rate that appropriately reflects the risk inherent in each future cash flow stream, and an assessment of the asset’s life cycle, as well as other factors. The assumptions used in the financial forecasts were based on historical data, supplemented by current and anticipated growth rates, management plans, and market-comparable information. Fair-value determinations require considerable judgment and are sensitive to changes in underlying assumptions, among other things. Preliminary assumptions may change and may result in adjustments to the final valuation. The customer relationship intangible asset has a weighted average useful life of 13 years.
Goodwill has been allocated to our Biologics segment as shown in Note 4, Goodwill. Goodwill is mainly comprised of the following: growth from an expected increase in capacity utilization, potential new customers, and advanced cell therapy development and manufacturing capabilities.

4. GOODWILL
The following table summarizes the changes between June 30, 2019 and March 31, 2020 in the carrying amount of goodwill in total and by reporting segment:

(Dollars in millions)	Softgel & Oral Technologies	Biologics	Oral & Specialty Delivery	Clinical Supply Services	Total
Balance at June 30, 2019	$409.2	$1,320.0	$340.3	$151.4	$2,220.9
Additions	—	260.6	—	—	260.6
Reallocation	108.1	(124.3)	16.2	—	—
Other	(1.4)	(6.8)	1.1	—	(7.1)
Foreign currency translation adjustments	(13.0)	(1.3)	(6.0)	(4.8)	(25.1)
Balance at March 31, 2020	$502.9	$1,448.2	$351.6	$146.6	$2,449.3
The addition to goodwill in the Biologics reporting segment relates to the Novavax and MaSTherCell transactions. See Note 3, Business Combinations. The reallocation of goodwill relates to the adjustments to the Company’s reporting segments, as a result of which certain assets moved from the Biologics reporting segment to the Oral and Specialty Delivery reporting segment, and other assets moved from the Oral and Specialty Delivery reporting segment to the Softgel and Oral Technologies reporting segment. The Company recorded no impairment charge to goodwill in the current period.
5. DEFINITE-LIVED LONG-LIVED ASSETS
The Company’s definite-lived long-lived assets include property, plant, and equipment as well as intangible assets with definite lives. Refer to Note 16, Supplemental Balance Sheet Information for details related to property, plant, and equipment.
The details of other intangibles, net as of March 31, 2020 and June 30, 2019 are as follows:

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
March 31, 2020
Amortized intangibles:
Core technology	19 years	$133.1	$(80.3)	$52.8
Customer relationships	14 years	1,016.6	(228.3)	788.3
Product relationships	11 years	268.0	(212.9)	55.1
Other	4 years	14.5	(3.4)	11.1
Total intangible assets		$1,432.2	$(524.9)	$907.3

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2019
Amortized intangibles:
Core technology	18 years	$168.2	$(105.6)	$62.6
Customer relationships	14 years	981.1	(182.5)	798.6
Product relationships	11 years	275.5	(213.9)	61.6
Other	4 years	9.3	(1.3)	8.0
Total intangible assets		$1,434.1	$(503.3)	$930.8
The decreases in the gross carrying value of core technology and product relationships as of March 31, 2020 compared to the prior-year period are associated with the sale of an intangible property licensing right and the disposal from the sale of the Company’s facility in Braeside, Australia.

Amortization expense was $23.0 million and $66.3 million for the three and nine months ended March 31, 2020, respectively, and $31.4 million and $69.1 million for the three and nine months ended March 31, 2019, respectively. Future amortization expense for the next five fiscal years is estimated to be:

(Dollars in millions)	Remainder Fiscal 2020	2021	2022	2023	2024	2025
Amortization expense	$23.0	$91.8	$91.2	$90.5	$89.9	$89.0

6. LONG-TERM OBLIGATIONS AND SHORT-TERM BORROWINGS
Long-term obligations and short-term borrowings consisted of the following at March 31, 2020 and June 30, 2019:

(Dollars in millions)	Maturity as of March 31, 2020	March 31, 2020	June 30, 2019
Senior secured credit facilities
Term loan facility U.S. dollar-denominated	May 2026	$930.5	$936.2
Term loan facility euro-denominated	May 2024	—	346.8
Revolving credit facility	May 2024	200.0	—
Euro-denominated 4.75% Senior Notes due 2024	December 2024	—	428.3
U.S. dollar-denominated 4.875% Senior Notes due 2026	January 2026	445.2	444.6
U.S. dollar-denominated 5.00% Senior Notes due 2027	July 2027	492.8	492.1
Euro-denominated 2.375% Senior Notes due 2028	March 2028	894.1	—
Deferred purchase consideration	October 2021	96.7	143.9
Capital lease obligations	2020 to 2044	137.1	167.3
Other obligations	2020 to 2024	2.3	0.1
Total		$3,198.7	$2,959.3
Less: current portion of long-term obligations and other short-term borrowings		271.8	76.5
Long-term obligations, less current portion		$2,926.9	$2,882.8
Euro-denominated 2.375% Senior Notes due 2028
In March 2020, Operating Company completed a private offering of €825.0 million aggregate principal amount of 2.375% Senior Notes due 2028 (the "Euro 2028 Notes"). The Euro 2028 Notes are fully and unconditionally guaranteed, jointly and severally, by all of the wholly owned U.S. subsidiaries of Operating Company that guarantee its senior secured credit facilities. The Euro 2028 Notes were offered in the U.S. to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and outside the U.S. only to non-U.S. investors pursuant to Regulation S under the Securities Act. The Euro 2028 Notes will mature on March 1, 2028, bear interest at the rate of 2.375% per annum and are payable semi-annually in arrears on March 1 and September 1 of each year. The proceeds of the Euro 2028 Notes after payment of the offering fees and expenses were used to repay in full the outstanding borrowings under Operating Company's euro-denominated term loans under its senior secured credit agreement that mature in May 2024 and euro-denominated 4.75% Senior Notes that mature in December 2024, plus any accrued and unpaid interest thereon, with the remainder available for general corporate purposes.
Previously, the Company disclosed that the maturity date set forth in the table above for its U.S. dollar-denominated term loan was earlier than stated if any of its euro-denominated 4.75% Senior Notes was still outstanding at its maturity. Having paid off that euro debt, the exception no longer applies.
Revolving Credit Facility
The Company borrowed $200.0 million in March 2020 under Operating Company's revolving credit facility prophylactically in response to unsettled market conditions resulting from the COVID-19 pandemic to increase liquidity for general corporate purposes. Such borrowing remained outstanding as of March 31, 2020 and bore interest at the rate of 2.93% during the portion of the three months ended March 31, 2020 when such borrowing existed.
The Company also incurred interest cost of $0.4 million as a result of borrowing $100.0 million under Operating Company's revolving credit facility in January 2020, which was repaid in February 2020 from a portion of the proceeds of the

February 2020 Equity Offering. A portion of the proceeds of the January 2020 borrowing were used to pay the cash acquisition cost of land and buildings previously leased by Gene Therapy.
Deferred Purchase Consideration
In connection with the acquisition of Catalent Indiana, LLC in October 2017, $200.0 million of the $950.0 million aggregate nominal purchase price is payable in $50.0 million installments, on each of the first four anniversaries of the closing date. The Company made installment payments in October 2018 and October 2019. The balance of the deferred purchase consideration was recorded at fair value as of the acquisition date, with the difference between the remaining nominal amount and the fair value treated as imputed interest.
Fair Value of Debt Instruments
The estimated fair values of the Company's senior secured credit facilities and other senior indebtedness are classified as Level 2 in the fair value hierarchy and are calculated by using discounted cash flow models with the market interest rate as a significant input. The carrying amounts and the estimated fair values of financial instruments as of March 31, 2020 and June 30, 2019 are as follows:

		March 31, 2020		June 30, 2019
(Dollars in millions)	Fair Value Measurement	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Euro-denominated 4.75% senior notes due 2024	Level 2	$—	$—	$428.3	$454.2
U.S. dollar-denominated 4.875% senior notes due 2026	Level 2	445.2	438.7	444.6	457.0
U.S. dollar-denominated 5.00% senior notes due 2027	Level 2	492.8	482.7	492.1	509.0
Euro-denominated 2.375% senior notes due 2028	Level 2	894.1	789.2	—	—
Senior secured credit facilities & other	Level 2	1,366.6	1,334.7	1,594.3	1,526.0
Total		$3,198.7	$3,045.3	$2,959.3	$2,946.2

7. EARNINGS PER SHARE
The Company computes earnings per share (“EPS”) of the Company's Common Stock using the two-class method required due to the participating nature of the Series A Preferred Stock (as defined and discussed in Note 14, Redeemable Preferred Stock—Series A Preferred). Diluted net income per share is computed using the weighted average number of shares of Common Stock outstanding plus the weighted average number of shares of Common Stock that would be issued assuming exercise or conversion of all potentially dilutive instruments. Dilutive securities having an anti-dilutive effect on diluted net income per share are excluded from the calculation. The dilutive effect of the securities that are issuable under the Company’s equity incentive plans are reflected in diluted earnings per share by application of the treasury stock method. The reconciliations between basic and diluted earnings per share attributable to Catalent common shareholders for the three and nine months ended March 31, 2020 and 2019, respectively, are as follows (in millions, except share and per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net earnings	$20.9	$31.7	$66.5	$66.3
Less: Net earnings attributable to preferred shareholders	(9.1)	—	(27.8)	—
Net earnings attributable to common shareholders	$11.8	$31.7	$38.7	$66.3

Weighted average shares outstanding	151,267,795	145,145,310	147,647,548	143,896,635
Weighted average dilutive securities issuable-stock plans	1,787,847	1,612,961	1,843,559	1,696,575
Total weighted average diluted shares outstanding	153,055,642	146,758,271	149,491,107	145,593,210

Earnings per share:
Basic	$0.08	$0.22	$0.26	$0.46
Diluted	$0.08	$0.22	$0.26	$0.46
The computations of diluted earnings per share for the three and nine months ended March 31, 2020 excludes the effect of potential common shares issuable under employee-held stock options and restricted stock units of approximately 0.5 million and 0.6 million, respectively, because they are anti-dilutive. The computations of diluted earnings per share for the three and nine months ended March 31, 2019 excludes the effect of potential common shares issuable under employee-held stock options and restricted stock units of approximately 1.1 million and 1.0 million, respectively, because they are anti-dilutive. Further, the computation of diluted earnings per share for the three and nine months ended March 31, 2020, respectively, excludes the effect of approximately 13.1 million “if-converted” shares of Common Stock potentially issuable on the conversion of Series A Preferred Stock, as those shares would be anti-dilutive.
8. OTHER (INCOME)/EXPENSE, NET
The components of other (income)/expense, net for the three and nine months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2020	2019	2020	2019
Other (income)/expense, net
Debt refinancing costs (1)	$16.0	$—	$16.1	$4.2
Foreign currency (gains) and losses (2)	(5.3)	(3.2)	(1.7)	(0.8)
Other (3)	26.0	—	22.8	0.5
Total other (income)/expense, net	$36.7	$(3.2)	$37.2	$3.9
(1) The expense in the nine months ended March 31, 2019 includes a write-off of $4.2 million of previously capitalized financing charges related to the Company's U.S. dollar-denominated term loan under its senior secured credit facility. The expense in the three months ended March 31, 2020 includes (a) a write-off of $6.0 million of previously capitalized financing charges related to the Company's recently repaid euro-denominated term loan under its senior secured credit facilities and the Company's recently redeemed euro-denominated senior notes and (b) a $10.0 million premium on early redemption of the euro notes.
(2) Foreign currency remeasurement (gains) and losses include both cash and non-cash transactions.
(3) Included within Other for the three and nine months ended March 31, 2020 are unrealized losses of $26.3 million and $24.9 million, respectively, related to the fair value of the derivative liability associated with the Series A Preferred Stock.

9.  RESTRUCTURING AND OTHER COSTS
From time to time, the Company has implemented plans to restructure certain operations, both domestically and internationally. The restructuring plans focused on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount and aligning operations in a strategic and more cost-efficient structure. In addition, the Company may incur restructuring charges in the future in cases where a material change in the scope of operation with its business occurs. Employee-related costs consist primarily of severance costs and also include outplacement services provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods. Facility exit and other costs consist of accelerated depreciation, equipment relocation costs and costs associated with planned facility expansions and closures to streamline Company operations. The restructuring costs for the three and nine months ended March 31, 2020 were $1.3 million and $2.5 million, respectively, and for the three and nine months ended March 31, 2019 were $3.1 million and $12.9 million, respectively.
10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to fluctuations in the applicable exchange rate on its investments in operations outside the U.S. While the Company does not actively hedge against changes in foreign currency, the Company has mitigated its exposure from its investments in its European operations by denominating a portion of its debt in euros. At March 31, 2020, the Company had euro-denominated debt outstanding of $894.1 million that is designated and qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the translation gains or losses are reported in accumulated other comprehensive income/(loss) as part of the cumulative translation adjustment. The non-hedge portions of the euro-denominated debt translation gains or losses are reported in the consolidated statement of operations. The following table includes net investment hedge activity during the three and nine months ended March 31, 2020 and 2019.

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2020	2019	2020	2019
Unrealized foreign exchange gain/(loss) within other comprehensive income	$3.7	$5.9	$17.5	$17.3
Unrealized foreign exchange gain/(loss) within statement of operations	$1.9	$2.9	$7.7	$9.8
The net accumulated gain of the instrument designated as a hedge as of March 31, 2020 within other comprehensive income/(loss) was approximately $77.3 million. Amounts are reclassified out of accumulated other comprehensive income/(loss) into earnings when the entity to which the gains and losses relate is either sold or substantially liquidated.
Refer to Note 19, Subsequent Events for details related to an interest rate swap entered into in April 2020.
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
The Company recorded a loss of $24.9 million on the change in the estimated fair value of the derivative liability from July 1, 2019 through March 31, 2020, primarily related to the volatility in the risk-free interest rate used to estimate the fair value, which is reflected as a non-operating expense in the consolidated statements of operations. The fair value of the derivative liability as of March 31, 2020 was $51.7 million.

The fair value is classified as Level 3 in the fair value hierarchy due to the significant management judgment required for the assumptions underlying the calculation of value. The following table sets forth a summary of changes in the estimated fair value of the derivative liability:

(Dollars in millions)	Fair Value Measurements of Series A Preferred Stock Derivative Liability Using Significant Unobservable Inputs (Level 3)
Balance at July 1, 2019	$26.8
Change in estimated fair value of Series A Preferred Stock derivative liability	24.9
Balance at March 31, 2020	$51.7

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
ASC 740 includes guidance on the accounting for uncertainty in income taxes recognized in the financial statements. This standard provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeal or litigation process, based on the technical merits. As of March 31, 2020 and June 30, 2019, the Company had an aggregate of $4.7 million and $5.2 million, respectively, of uncertain tax positions (including accrued interest and penalties). As of these dates, $3.6 million and $3.8 million, respectively, represent the amount of unrecognized tax benefits, which, if recognized, would favorably affect the effective income tax rate. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.
The Company recorded a provision for income taxes for the three months ended March 31, 2020 of $8.8 million relative to earnings from operations before income taxes of $29.7 million. The Company recorded a provision for income taxes for the three months ended March 31, 2019 of $10.9 million relative to earnings from operations before income taxes of $42.6 million. The income tax provision for the current period is not comparable to the same period of the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, special items, certain equity related compensation and other discrete tax items, which may have unique tax implications depending on the nature of the item.

12. EMPLOYEE RETIREMENT BENEFIT PLANS
Components of the Company’s net periodic benefit costs are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2020	2019	2020	2019
Components of net periodic benefit cost:
Selling, general, and administrative expenses:
Service cost	$0.9	$0.9	$2.3	$2.7
Other (income)/expense, net:
Interest cost	0.7	1.9	4.2	5.7
Expected return on plan assets	(2.5)	(2.7)	(7.8)	(7.9)
Amortization (1)	2.6	0.6	4.1	1.8
Net amount recognized	$1.7	$0.7	$2.8	$2.3
(1)   Amount represents the amortization of unrecognized actuarial gains/(losses).
As previously disclosed, the Company notified the trustees of a multi-employer pension plan of its withdrawal from participation in such plan in fiscal 2012. The actuarial review process administered by the plan trustees ended in fiscal 2015. The liability reported reflects the present value of the Company's expected future long-term obligations. The estimated discounted value of the projected contributions related to such plans was $38.7 million and $38.8 million as of March 31, 2020 and June 30, 2019, respectively, and is included within pension liability on the consolidated balance sheets. The annual cash impact associated with the Company's obligations in such plan is approximately $1.7 million per year.
13. EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Recent Public Offering of Common Stock
On February 6, 2020, the Company completed the February 2020 Equity Offering, in which the Company sold 8.4 million shares of Common Stock at a price of $58.58 per share, net of underwriting discounts and commissions. The Company obtained total net proceeds from the February 2020 Equity Offering of $494.2 million. The net proceeds of the February 2020 Equity Offering were used to repay $100.0 million of borrowings earlier in the quarter under Operating Company's revolving credit facility and the consideration for the MaSTherCell acquisition due at its closing, with the remainder available for general corporate purpose.
Outstanding Stock
Shares of Common Stock outstanding include shares of unvested restricted stock. Unvested restricted stock included in reportable shares outstanding was 0.5 million shares as of March 31, 2020. Shares of unvested restricted stock are excluded from the calculation of basic weighted average shares outstanding, but their dilutive impact is added back in the calculation of diluted weighted average shares outstanding, except when the effect would be anti-dilutive.
The Company has 650,000 shares of its preferred stock outstanding. See Note 14, Redeemable Preferred Stock—Series A Preferred.
Stock Repurchase Program
On October 29, 2015, the Company’s Board of Directors authorized a share repurchase program to use up to $100.0 million to repurchase shares of outstanding Common Stock. Under the program, the Company is authorized to repurchase shares through open market purchases, privately negotiated transactions, or otherwise as permitted by applicable federal securities laws. There has been no purchase pursuant to this program as of March 31, 2020.

Accumulated Other Comprehensive Income/(loss)
The components of the changes in the cumulative translation adjustment, minimum pension liability, and available for sale investment for the three and nine months ended March 31, 2020 and 2019 are presented below.

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2020	2019	2020	2019
Foreign currency translation adjustments:
Net investment hedge	$3.7	$5.9	$17.5	$17.3
Long-term intercompany loans	(26.9)	17.1	(15.3)	3.0
Translation adjustments	(20.5)	0.9	(42.5)	(20.9)
Total foreign currency translation adjustment, pretax	(43.7)	23.9	(40.3)	(0.6)
Tax expense/(benefit)	(0.6)	2.4	2.5	4.3
Total foreign currency translation adjustment, net of tax	$(43.1)	$21.5	$(42.8)	$(4.9)

Net change in minimum pension liability
Net loss recognized during the period	$1.2	$0.6	$4.1	$1.9
Total pension liability, pretax	1.2	0.6	4.1	1.9
Tax expense/(benefit)	1.1	0.2	1.0	0.5
Net change in minimum pension liability, net of tax	$0.1	$0.4	$3.1	$1.4
For the three months ended March 31, 2020, the changes in accumulated other comprehensive income/(loss), net of tax by component are as follows:

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Liability Adjustments	Other	Total
Balance at December 31, 2019	$(303.4)	$(46.1)	$(1.1)	$(350.6)
Other comprehensive income before reclassifications	(43.1)	—	—	(43.1)
Amounts reclassified from accumulated other comprehensive income	—	0.1	—	0.1
Net current period other comprehensive income	(43.1)	0.1	—	(43.0)
Balance at March 31, 2020	$(346.5)	$(46.0)	$(1.1)	$(393.6)
For the nine months ended March 31, 2020, the changes in accumulated other comprehensive income/(loss), net of tax by component are as follows:

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Liability Adjustments	Other	Total
Balance at June 30, 2019	$(303.7)	$(49.1)	$(1.1)	$(353.9)
Other comprehensive income before reclassifications	(42.8)	—	—	(42.8)
Amounts reclassified from accumulated other comprehensive income	—	3.1	—	3.1
Net current period other comprehensive income	(42.8)	3.1	—	(39.7)
Balance at March 31, 2020	$(346.5)	$(46.0)	$(1.1)	$(393.6)

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
Proceeds from the offering of the Series A Preferred Stock, net of stock issuance costs, were $646.3 million, which were used to fund a portion of the consideration for the Gene Therapy acquisition due at its closing. Of the net proceeds, $39.7 million was allocated to the dividend adjustment feature at its issuance and separately accounted for as a derivative liability, as disclosed in Note 10, Derivative Instruments and Hedging Activities; thus, the proceeds of the issuance were allocated as follows:

(Dollars in millions)
Issuance of Series A Preferred Stock	$650.0
Stock issuance costs	(3.7)
Net of stock issuance costs	646.3
Derivative liability (Portion of preferred stock allocated to dividend adjustment at inception - see Note 10)	(39.7)
Net proceeds from Series A Preferred Stock issuance	$606.6
Any change in the fair value of derivative liability is recorded as non-operating expenses in the consolidated statement of operations. See Note 10, Derivative Instruments and Hedging Activities for detail concerning the change in fair value during the three months ended March 31, 2020.
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

Supplemental information concerning the leases recorded in the Company's unaudited consolidated balance sheet as of March 31, 2020 is detailed in the following table:

(Dollars in millions)	Line item in the consolidated balance sheet	Balance at March 31, 2020
Right-of-use assets:
Finance leases	Property, plant, and equipment, net	$100.6
Operating leases	Other assets	90.7

Current lease liabilities:
Finance leases	Current portion of long-term obligations and other short-term borrowings	12.2
Operating leases	Other accrued liabilities	15.0

Non-current lease liabilities:
Finance leases	Long-term obligations, less current portion	124.9
Operating leases	Other liabilities	73.5
The components of the net lease costs for the three and nine months ended March 31, 2020 reflected in the Company's unaudited consolidated statement of operations were as follows:

(Dollars in millions)	Three months ended March 31, 2020	Nine Months ended March 31, 2020
Finance lease costs:
Amortization of right-of-use assets	$2.9	$8.6
Interest on lease liabilities	2.7	9.1
Total	5.6	17.7

Operating lease costs	5.3	14.2
Variable lease costs	1.3	5.0
Total lease costs	$12.2	$36.9
The weighted average remaining lease term and weighted average discount rate related to the Company's right-of-use assets and lease liabilities as of March 31, 2020 are as follows:

Weighted average remaining lease term (years):
Finance leases	13.4
Operating leases	8.9
Weighted average discount rate:
Finance leases	8.6%
Operating leases	4.5%

Supplemental information concerning the cash-flow impact arising from the Company's leases for the nine months ended March 31, 2020 recorded in the Company's unaudited consolidated statement of cash flows is detailed in the following table (in millions):

Nine Months ended March 31, 2020
Cash paid for amounts included in lease liabilities:
Financing cash flows used for finance leases	$44.8
Operating cash flows used for finance leases	9.1
Operating cash flows used for operating leases	9.6

Non-cash transactions:
Right-of-use assets obtained in exchange for new finance lease liabilities	11.9
Right-of-use assets obtained in exchange for new operating lease liabilities	53.2
As of March 31, 2020, the Company expects that its future minimum lease payments will become due and payable as follows:

(Dollars in millions)	Finance Leases	Operating Leases	Total
Remainder of fiscal 2020	$5.9	$4.4	$10.3
2021	21.6	17.5	39.1
2022	19.3	16.6	35.9
2023	18.0	16.1	34.1
2024	17.0	12.1	29.1
Thereafter	142.4	43.5	185.9
Total minimum lease payments	224.2	110.2	334.4
Less: interest	87.1	21.7	108.8
Total lease liabilities	$137.1	$88.5	$225.6

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
The following tables include net revenue and Segment EBITDA for each of the Company's current reporting segments during the three and nine months ended March 31, 2020 and 2019:

(Dollars in millions)	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net revenue:
Softgel and Oral Technologies	$242.3	$254.0	$770.8	$748.5
Biologics	250.0	133.7	663.8	395.8
Oral and Specialty Delivery	181.4	153.8	457.2	419.1
Clinical Supply Services	88.9	77.8	261.4	236.3
Inter-segment revenue elimination	(2.0)	(1.8)	(6.5)	(7.4)
Net revenue	$760.6	$617.5	$2,146.7	$1,792.3

(Dollars in millions)	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Segment EBITDA reconciled to net earnings:
Softgel and Oral Technologies	$60.1	$56.3	$171.0	$152.3
Biologics	51.9	35.8	150.7	101.9
Oral and Specialty Delivery	56.2	49.0	117.0	113.9
Clinical Supply Services	24.6	20.3	70.2	61.5
Sub-Total	$192.8	$161.4	$508.9	$429.6
Reconciling items to net earnings
Unallocated costs (1)	(63.9)	(26.0)	(134.6)	(95.2)
Depreciation and amortization	(64.8)	(66.4)	(187.3)	(173.9)
Interest expense, net	(34.4)	(26.4)	(105.6)	(80.0)
Income tax expense	(8.8)	(10.9)	$(14.9)	(14.2)
Net earnings	$20.9	$31.7	$66.5	$66.3
(1) Unallocated costs include restructuring and special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2020	2019	2020	2019
Impairment charges and gain/(loss) on sale of assets	$(0.6)	$0.1	$(2.1)	$(2.7)
Stock-based compensation	(8.6)	(6.6)	(35.5)	(24.1)
Restructuring and other special items (a)	(8.9)	(16.1)	(28.6)	(35.2)
Other income/(expense), net (b)	(36.7)	3.2	(37.2)	(3.9)
Unallocated corporate costs, net	(9.1)	(6.6)	(31.2)	(29.3)
Total unallocated costs	$(63.9)	$(26.0)	$(134.6)	$(95.2)
(a) Restructuring and other special items during the nine months ended March 31, 2020 include transaction and integration costs associated with the Company’s gene and cell therapy acquisitions, the disposal of one of its sites in Australia, and other restructuring initiatives across the Company's network of sites. Restructuring and other special items during the nine months ended March 31, 2019 include transaction and integration costs associated with the acquisitions of Catalent Indiana LLC and Juniper Pharmaceuticals, Inc.
(b) Refer to Note 8, Other (income)/expense, net, for details of financing charges and foreign currency translation adjustments recorded within other income/(expense), net.

The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the consolidated financial statements.

(Dollars in millions)	March 31, 2020	June 30, 2019
Assets
Softgel and Oral Technologies	$1,453.7	$1,586.5
Biologics	3,500.7	2,825.7
Oral and Specialty Delivery	1,186.4	1,098.7
Clinical Supply Services	455.1	463.2
Corporate and eliminations	483.7	209.9
Total assets	$7,079.6	$6,184.0

18. SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplemental balance sheet information at March 31, 2020 and June 30, 2019 is detailed in the following tables.
Inventories
Work-in-process and inventories include raw materials, labor, and overhead. Total inventories consist of the following:

(Dollars in millions)	March 31, 2020	June 30, 2019
Raw materials and supplies	$213.7	$161.6
Work-in-process	108.2	115.0
Total inventories, gross	321.9	276.6
Inventory cost adjustment	(24.7)	(19.4)
Inventories	$297.2	$257.2
Prepaid expenses and other
Prepaid expenses and other consist of the following:

(Dollars in millions)	March 31, 2020	June 30, 2019
Prepaid expenses	$33.1	$18.7
Contract assets	35.6	23.3
Spare parts supplies	23.1	8.1
Prepaid income tax	11.0	10.0
Non-U.S. value-added tax	12.0	16.4
Other current assets	27.0	23.6
Prepaid expenses and other	$141.8	$100.1
Property, plant, and equipment, net
Property, plant, and equipment, net consist of the following:

(Dollars in millions)	March 31, 2020	June 30, 2019
Land, buildings, and improvements	$1,174.6	$1,049.4
Machinery, equipment, and capitalized software	1,143.5	1,104.9
Furniture and fixtures	19.2	16.9
Construction in progress	426.9	278.9
Property, plant, and equipment, at cost	2,764.2	2,450.1
Accumulated depreciation	(994.7)	(913.4)
Property, plant, and equipment, net	$1,769.5	$1,536.7

Depreciation expense was $41.8 million and $121.0 million for the three and nine months ended March 31, 2020, respectively, and $35.0 million and $104.8 million for the three and nine months ended March 31, 2019, respectively. Depreciation expense includes amortization of assets related to finance leases. The Company charges repairs and maintenance costs to expense as incurred. The amount of capitalized interest was immaterial for all periods presented.
Other accrued liabilities
Other accrued liabilities consist of the following:

(Dollars in millions)	March 31, 2020	June 30, 2019
Accrued employee-related expenses	$119.2	$103.9
Restructuring accrual	3.8	8.2
Accrued interest	12.1	11.7
Contract liability	160.2	155.2
Accrued income tax	—	8.5
Other accrued liabilities and expenses	73.8	50.9
Other accrued liabilities	$369.1	$338.4

19.  SUBSEQUENT EVENTS
In April 2020, the Company entered into an interest-rate swap agreement with Bank of America N.A. as a hedge against the economic effect of a portion of the variable interest obligation associated with its U.S dollar-denominated term loans under its senior secured credit facilities, so that the interest payable on that portion of the debt becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on future interest expense. The applicable rate for the U.S. dollar-denominated term loan is LIBOR (subject to a floor of 1.00%) plus 2.25%; however, as a result of entering into the interest-rate swap agreement, the floating portion of the applicable rate on $500.0 million of the term loan is now effectively fixed at 1.26%, for a total fixed rate of 3.51%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company
We are the leading global provider of advanced delivery technologies, development, and manufacturing solutions for drugs, biologics, gene and cell therapies, and consumer health products. Our oral, injectable, gene and cell therapy, and respiratory delivery technologies address the full diversity of the pharmaceutical industry, including small molecules, protein and gene and cell therapy biologics, and consumer health products. Through our extensive capabilities and deep expertise in product development, we help our customers take products to market faster, including nearly half of new drug products approved by the U.S. Food and Drug Administration in the last decade. Our advanced delivery technology platforms, which include those in our Softgel and Oral Technologies, Biologics, and Oral and Specialty Delivery segments, our proven formulation, manufacturing, and regulatory expertise, and our broad and deep intellectual property enable our customers to develop more products and better treatments for patients and consumers. Across both development and delivery, our commitment to reliably supply our customers’ and their patients' needs is the foundation for the value we provide; annually, we produce approximately 73 billion doses for nearly 7,000 customer products or approximately 1 in every 20 doses of such product taken each year by patients and consumers around the world. We believe that, through our investments in growth-enabling capacity and capabilities, our ongoing focus on operational and quality excellence, the sales of existing customer products, the introduction of new customer products, our innovation activities and patents, and our entry into new markets, we will continue to benefit from attractive and differentiated margins and realize the growth potential from these areas.
The COVID-19 Pandemic
The recent novel coronavirus outbreak (COVID-19) has spread across the globe and has been declared a “Public Health Emergency of International Concern” by the World Health Organization. COVID-19 has spread to many of the countries in which we, our customers, our suppliers, and our other business partners conduct business. Governments in affected regions have implemented, and may continue to implement, safety precautions, including quarantines, travel restrictions, business closures, cancellations of public gatherings, and other measures they deem necessary. Like many other organizations and individuals, the Company and our employees are taking additional steps to avoid or reduce infection, including limiting travel and implementing work-from-home policies for most non-production employees. These measures are disrupting normal business operations both in and outside of affected areas and have had significant negative impacts on businesses and financial markets worldwide. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and its effects on our customers and suppliers, which are uncertain and cannot be fully predicted at this time. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by national, state, or local authorities, or that we determine are in the best interests of our employees, customers, shareholders, and other stakeholders. At this point, the extent to which the COVID-19 pandemic may affect our future financial condition or results of operations is uncertain. While the COVID-19 pandemic has not had a material adverse impact on our results to-date, we have observed some increases in customer delays and cancellations, absenteeism of production employees in our facilities in certain affected regions, and disruptions in clinical trials supported by our Clinical Supply Services segment, with a small percentage of our customers expecting a reduction in demand and a larger percentage expecting an increase in demand, in each case due to circumstances relating to the COVID-19 pandemic. We have also seen revenue increases and the potential for further revenue increases related to projects seeking to address the COVID-19 pandemic or its effects. Future financial periods may reflect adjustments to the results of our operations resulting from the COVID-19 pandemic.
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
Use of Constant Currency
As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a constant-currency basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant-currency information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a constant-currency basis as one measure to evaluate our performance. In this Quarterly Report on Form 10-Q, we compute constant currency by calculating current-year results using prior-year foreign currency exchange rates. We generally refer to such amounts calculated on a constant-currency basis as excluding the impact of foreign exchange. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a constant-currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with GAAP.
Other Non-GAAP Measures
Organic revenue growth and Segment EBITDA growth are measures we use to explain the underlying results and trends in the business. Organic revenue growth and Segment EBITDA growth are measures used to show current year sales and earnings from existing operations and include revenue from licensing related activities entered into within the year. Organic revenue growth and Segment EBITDA growth exclude the impact of foreign currency, acquisitions of operating or legal entities, and divestitures within the year. These measures should be considered in addition to, not as a substitute for, performance measures reported in accordance with GAAP. These measures, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with GAAP.
Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019
The below tables summarize several financial metrics we use to measure performance for the three months ended March 31, 2020 and three months ended March 31, 2019. Refer to the discussions below regarding performance and use of key financial metrics.

Revenue and revenue at constant currency
(in millions)
Actual
Constant Currency
FY20
$760.6
$769.7
FY19
$617.5
$0
$200
$400
$600
$800

Gross margin (in millions) and gross margin percentage

FY20
$238.8
31%
FY19
$198.7
32%
$0
$75
$150
$225

Results for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 were as follows:

	Three Months Ended March 31,		FX Impact	Constant Currency Increase/(Decrease)
(Dollars in Millions)	2020	2019		Change $	Change %
Net revenue	$760.6	$617.5	$(9.1)	$152.2	25%
Cost of sales	521.8	418.8	(6.5)	109.5	26%
Gross margin	238.8	198.7	(2.6)	42.7	21%
Selling, general and administrative expenses	136.1	129.9	(0.8)	7.0	5%
Impairment charges and (gain)/loss on sale of assets	0.6	(0.1)	0.6	0.1	(100)%
Restructuring and other	1.3	3.1	(0.1)	(1.7)	(55)%
Operating earnings	100.8	65.8	(2.3)	37.3	57%
Interest expense, net	34.4	26.4	—	8.0	30%
Other (income)/expense, net	36.7	(3.2)	(0.3)	40.2	(1256)%
Earnings from operations before income taxes	29.7	42.6	(2.0)	(10.9)	(26)%
Income tax expense	8.8	10.9	(0.2)	(1.9)	(17)%
Net earnings	$20.9	$31.7	$(1.8)	$(9.0)	(28)%
Net Revenue

2020 vs. 2019
Factors Contributing to Year-Over-Year Change	Three Months Ended March 31,
Net Revenue
Revenue without acquisitions/divestitures	7%
Impact of acquisitions	20%
Impact of divestitures	(2)%
Constant currency change	25%
Foreign currency translation impact on reporting	(2)%
Total % change	23%
Net revenue increased $152.2 million, or 25%, excluding the impact of foreign exchange, compared to the three months ended March 31, 2019. Net revenue increased 20% as a result of acquisitions, which was partially offset by a 2% decrease in net revenue due to divestitures. We acquired Catalent Maryland, Inc. (formerly Paragon Bioservices, Inc., “Gene Therapy”) in May 2019, certain additional gene therapy assets in July 2019, a facility in Anagni, Italy in January 2020, and Masthercell Global Inc. (“MaSTherCell”) in February 2020 and divested a manufacturing site in Australia in October 2019. Net revenue increased 7% without the impact of acquisitions and divestitures on a constant-currency basis, primarily related to volume increases in all of our segments.

Gross Margin
Gross margin increased $42.7 million, or 21%, compared to the three months ended March 31, 2019, excluding the impact of foreign exchange, primarily as a result of our acquisitions and increased volumes as discussed above. On a constant-currency basis, gross margin, as a percentage of revenue, decreased 80 basis points to 31.4% in the three months ended March 31, 2020, compared to 32.2% in the prior-year period, primarily due to recent acquisitions.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased by $7.0 million, or 5%, compared to the three months ended March 31, 2019, excluding the impact of foreign exchange, due to incremental selling, general, and administrative expenses from acquired companies of $24.7 million, which includes $9.1 million of incremental depreciation and amortization expense, $6.4 million of employee-related costs and $2.3 million related to non-cash equity-based compensation. This increase was partially offset by a decrease in amortization expense attributable to prior-year amortization of $13.0 million related to licensing rights within our Oral and Specialty Delivery segment as well as a $3.7 million decrease related to the 2019 divestiture of an Australian facility.
Restructuring and Other
Restructuring and other costs of $1.3 million for the three months ended March 31, 2020 decreased by $1.8 million, compared to the three months ended March 31, 2019. Restructuring expense varies period-to-period based on the timing of site consolidation efforts and other efforts to further streamline the business.
Interest Expense, net
Interest expense, net of $34.4 million for the three months ended March 31, 2020 increased by $8.0 million, or 30%, compared to the three months ended March 31, 2019, primarily driven by Operating Company's June 2019 offering of 5.00% Senior Notes due 2027 (the "USD 2027 Notes") in connection with the financing for the Gene Therapy acquisition in May 2019.
For additional information concerning our debt and financing arrangements, including the changing mix of debt and equity in our capital structure, see “—Liquidity and Capital Resources—Debt and Financing Arrangements” and Note 6 to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q (the "Consolidated Financial Statements").
Other (Income)/Expense, net
Other expense, net of $36.7 million for the three months ended March 31, 2020 was primarily driven by a loss of $26.3 million related to the change in the fair value of the derivative liability arising from the dividend adjustment mechanism of our series A convertible preferred stock, par value $0.01 (the "Series A Preferred Stock"), a write-off of $6.0 million of previously capitalized financing charges related to the Company's recently repaid euro-denominated term loan under its senior secured credit facilities and the Company's recently redeemed euro-denominated senior notes, and a $10.0 million premium on early redemption of the euro notes. The loss was partially offset by a foreign currency gain of $5.3 million. Other expense, net of $3.2 million for the three months ended March 31, 2019 was primarily driven by non-cash foreign currency translation losses.
Income Tax Expense
Our provision for income taxes for the three months ended March 31, 2020 was $8.8 million relative to earnings from operations before income taxes of $29.7 million. Our provision for income taxes for the three months ended March 31, 2019 was $10.9 million relative to earnings from operations before income taxes of $42.6 million. The income tax provision for the current period is not comparable to the same period of the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, special items, certain equity-related compensation, and other discrete tax items, which may have unique tax implications depending on the nature of the item.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), enacted in March 2020, includes numerous modifications to U.S. income tax laws, including the limitation on business interest expense, the rules concerning net operating losses (“NOL”) provisions, and the acceleration of alternative minimum tax (“AMT”) credits. The CARES Act does not change our deferred tax positions for our business interest expense or our NOL tax attributes. Additionally, we do not have any remaining AMT credit to utilize.

Segment Review
The following charts depict the percentages of revenue for each of our four reporting segments for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Refer below for discussions regarding each segment's revenue and EBITDA performance.
Our results on a segment basis for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 were as follows:

	Three Months Ended March 31,		FX Impact	Constant Currency Increase/(Decrease)
(Dollars in Millions)	2020	2019		Change $	Change %
Softgel and Oral Technologies
Net revenue	$242.3	$254.0	$(5.2)	$(6.5)	(3)%
Segment EBITDA	$60.1	$56.3	$(1.1)	$4.9	9%
Biologics
Net revenue	250.0	133.7	(1.5)	117.8	88%
Segment EBITDA	51.9	35.8	(0.2)	16.3	46%
Oral and Specialty Delivery
Net revenue	181.4	153.8	(1.4)	29.0	19%
Segment EBITDA	56.2	49.0	(0.6)	7.8	16%
Clinical Supply Services
Net revenue	88.9	77.8	(1.0)	12.1	16%
Segment EBITDA	24.6	20.3	(0.5)	4.8	24%
Inter-segment revenue elimination	(2.0)	(1.8)	—	(0.2)	(11)%
Unallocated Costs (1)	(63.9)	(26.0)	(0.2)	(37.7)	(145)%
Combined totals
Net revenue	$760.6	$617.5	$(9.1)	$152.2	25%

EBITDA from operations	$128.9	$135.4	$(2.6)	$(3.9)	(3)%
(1) Unallocated costs include restructuring and special items, stock-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Impairment charges and gain/(loss) on sale of assets	$(0.6)	$0.1
Stock-based compensation	(8.6)	(6.6)
Restructuring and other special items (a)	(8.9)	(16.1)
Other income/(expense), net (b)	(36.7)	3.2
Unallocated corporate costs, net	(9.1)	(6.6)
Total unallocated costs	$(63.9)	$(26.0)

(a) Restructuring and other special items during the three months ended March 31, 2020 include transaction and integration costs associated with our gene and cell therapy acquisitions, the disposal of one of our sites in Australia, and other restructuring initiatives across our network of sites. Restructuring and other special items during the three months ended March 31, 2019 include transaction and integration costs associated with the acquisitions of Catalent Indiana, LLC (“Catalent Indiana”) and Juniper Pharmaceuticals, Inc. (“Juniper”).
(b) Refer to Note 8, Other (income)/expense, net, for details of financing charges and foreign currency translation adjustments recorded within other income/(expense), net in our Consolidated Financial Statements.
Provided below is a reconciliation of net earnings to EBITDA from operations:

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Net earnings	$20.9	$31.7
Depreciation and amortization	64.8	66.4
Interest expense, net	34.4	26.4
Income tax expense	8.8	10.9
EBITDA from operations	$128.9	$135.4
Softgel and Oral Technologies segment

	2020 vs. 2019
Factors Contributing to Year-Over-Year Change	Three Months Ended March 31,
	Net Revenue	Segment EBITDA
Revenue/Segment EBITDA without divestitures	4%	13%
Impact of divestitures	(7)%	(4)%
Constant currency change	(3)%	9%
Foreign currency translation impact on reporting	(2)%	(2)%
Total % change	(5)%	7%
Softgel and Oral Technologies net revenue decreased by $6.5 million, or 3%, excluding the impact of foreign exchange, compared to the three months ended March 31, 2019. Net revenue increased 4%, compared to the three months ended March 31, 2019, excluding the impact of divestitures. The increase primarily relates to demand increases across our portfolio of prescription products within North America, which is partially attributable to recently launched products. Revenue in our consumer health business was also strong, predominantly within Europe.
Softgel and Oral Technologies Segment EBITDA increased $4.9 million, or 9%, compared to the three months ended March 31, 2019, excluding the impact of foreign exchange. Segment EBITDA increased 13%, compared to the three months ended March 31, 2019, excluding the impact of divestitures. The increase primarily relates to a demand increase across our portfolio of, higher-margin, prescription products within North America, as well as in our consumer health business due to strong revenue growth within Europe.
In October 2019, we divested one manufacturing site in Australia in the Softgel and Oral Technologies segment in order to better streamline our global operations. The site divestiture resulted in a decrease in net revenue of 7% and Segment EBITDA of 4% in the three months ended March 31, 2020 compared to the three months ended March 31, 2019.
Biologics segment

	2020 vs. 2019
Factors Contributing to Year-Over-Year Change	Three Months Ended March 31,
	Net Revenue	Segment EBITDA
Revenue/Segment EBITDA without acquisitions	11%	(5)%
Impact of acquisitions	77%	51%
Constant currency change	88%	46%
Foreign exchange fluctuation	(1)%	(1)%
Total % change	87%	45%

Net revenue in our Biologics segment increased by $117.8 million, or 88%, excluding the impact of foreign exchange, compared to the three months ended March 31, 2019. Excluding the effect of acquisitions, the net revenue increase was driven primarily by strong end-market demand for our U.S. drug product and U.S. drug substance offerings. Revenue growth was partially offset by the fiscal 2019 completion of a limited duration customer contract for non-cell line clinical manufacturing services in our U.S. drug substance offering as well as softening demand for our European drug product offering.
Biologics Segment EBITDA increased by $16.3 million, or 46%, compared to the three months ended March 31, 2019, excluding the impact of foreign exchange. Segment EBITDA without acquisitions decreased from the prior-year period, primarily due to softening demand for our European drug product offering as well as decreased volume demand for our U.S. drug substance product offering, predominantly due to the fiscal 2019 completion of a limited duration customer contract for non-cell line clinical manufacturing services, partially offset by strong end-market demand for our U.S. drug product and U.S. drug substance offerings.
Since March 31, 2019 we have acquired Gene Therapy, additional Gene Therapy assets, the Anagni facility, and MaSTherCell, which together increased net revenue and Segment EBITDA on an inorganic basis in our Biologics segment by 77% and 51%, respectively, in the three months ended March 31, 2020 compared to the corresponding prior-year period.
Oral and Specialty Delivery segment

	2020 vs. 2019
Factors Contributing to Year-Over-Year Change	Three Months Ended March 31,
	Net Revenue	Segment EBITDA
Revenue/Segment EBITDA without acquisitions	6%	7%
Impact of acquisitions	13%	9%
Constant currency change	19%	16%
Foreign currency translation impact on reporting	(1)%	(1)%
Total % change	18%	15%
Net revenue in our Oral and Specialty Delivery segment increased by $29 million, or 19%, compared to the three months ended March 31, 2019, excluding the impact of foreign exchange. Excluding the effect of acquisitions, the net revenue increase was driven from strong end-market demand for oral commercial products across North America and Europe as well as increased volume in our respiratory and ophthalmic specialty platform due to new product launches. Revenue growth was partially offset by a prior-year favorable impact of a one-time up-front license fee.
Oral and Specialty Delivery Segment EBITDA increased by $7.8 million, or 16%, compared to the three months ended March 31, 2019, excluding the impact of foreign exchange. Segment EBITDA without acquisitions increased from the prior-year period, primarily due to favorable product mix in our respiratory and ophthalmic specialty platform due to new product launches as well as strong end-market demand for higher-margin oral commercial products across North America and Europe. Segment EBITDA growth was partially offset by the prior-year impact of a one-time up-front license fee.
On January 1, 2020, we acquired the Anagni facility, which increased net revenue and Segment EBITDA on an inorganic basis in our Oral and Specialty Delivery segment by 13% and 9%, respectively, in the three months ended March 31, 2020 compared to the corresponding prior-year period.
Clinical Supply Services segment

	2020 vs. 2019
Factors Contributing to Year-Over-Year Change	Three Months Ended March 31,
	Net Revenue	Segment EBITDA
Revenue/Segment EBITDA	16%	24%
Comparator revenue recognition adoption impact	—%	—%
Constant currency change	16%	24%
Foreign currency translation impact on reporting	(2)%	(3)%
Total % change	14%	21%

Clinical Supply Services net revenue increased by $12.1 million, or 16%, excluding the impact of foreign exchange, compared to the three months ended March 31, 2019. The increase was driven by strong global demand in our storage and distribution and manufacturing and packaging businesses.
Clinical Supply Services Segment EBITDA increased by $4.8 million, or 24%, excluding the impact of foreign exchange, compared to the three months ended March 31, 2019, primarily due to strong global demand in our storage and distribution and manufacturing and packaging businesses.
Nine Months Ended March 31, 2020 Compared to the Nine Months Ended March 31, 2019
The below tables summarize several financial metrics we use to measure performance for the nine months ended March 31, 2020 and nine months ended March 31, 2019. Refer to the discussions below regarding performance and use of key financial metrics.

Revenue and revenue at constant currency
(in millions)
Actual
Constant Currency
FY20
$2,146.7
$2,172.0
FY19
$1,792.3
$0
$500
$1,000
$1,500
$2,000
$2,500

Gross margin (in millions) and gross margin percentage

FY20
$648.7
30%
FY19
$548.6
31%
$0
$100
$200
$300
$400
$500
$600
$700

	Nine Months Ended March 31,		FX Impact	Constant Currency Increase/(Decrease)
(Dollars in Millions)	2020	2019		Change $	Change %
Net revenue	$2,146.7	$1,792.3	$(25.3)	$379.7	21%
Cost of sales	1,498.0	1,243.7	(18.6)	272.9	22%
Gross margin	648.7	548.6	(6.7)	106.8	19%
Selling, general and administrative expenses	419.9	368.6	(2.1)	53.4	14%
Impairment charges and loss on sale of assets	2.1	2.7	0.6	(1.2)	(44)%
Restructuring and other	2.5	12.9	(0.1)	(10.3)	(80)%
Operating earnings	224.2	164.4	(5.1)	64.9	39%
Interest expense, net	105.6	80.0	(0.2)	25.8	32%
Other income expense, net	37.2	3.9	(2.2)	35.5	*
Earnings from operations before income taxes	81.4	80.5	(2.7)	3.6	4%
Income tax expense	14.9	14.2	(0.4)	1.1	8%
Net earnings	$66.5	$66.3	$(2.3)	$2.5	4%

Net Revenue

2020 vs. 2019
Factors Contributing to Year-Over-Year Change	Nine Months Ended March 31,
Net Revenue
Revenue without acquisitions/divestitures	8%
Impact of acquisitions	14%
Impact of divestitures	(1)%
Constant currency change	21%
Foreign currency translation impact on reporting	(1)%
Total % change	20%
Net revenue increased by $379.7 million, or 21%, excluding the impact of foreign exchange, compared to the nine months ended March 31, 2019. Net revenue increased 14% as a result of acquisitions, which was partially offset by a 1% decrease in net revenue due to a facility divestiture. We acquired Juniper in August 2018, Gene Therapy in May 2019, certain additional gene therapy assets in July 2019, the Anagni facility in January 2020, and MaSTherCell in February 2020 and divested a manufacturing site in Australia in October 2019. Net revenue increased 8% without the impact of acquisitions and divestitures on a constant-currency basis, primarily related to volume increases in all of our segments.
Gross Margin
Gross margin increased by $106.8 million, or 19%, compared to the nine months ended March 31, 2019, excluding the impact of foreign exchange, primarily as a result of our acquisitions and increased volumes as discussed above. On a constant-currency basis, gross margin, as a percentage of revenue, decreased 40 basis points to 30.2% in the nine months ended March 31, 2020, compared to 30.6% in the corresponding prior-year period, primarily due to recent acquisitions.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased by $53.4 million, or 14%, compared to the nine months ended March 31, 2019, excluding the impact of foreign exchange, primarily relating to additional selling, general and administrative expenses from acquired companies of $68.8 million, including $24.8 million of incremental depreciation and amortization expense and $16.1 million of employee-related costs, and $11.7 million related to non-cash equity-based compensation. This increase was partially offset by a decrease in amortization expense attributable to prior-year amortization of $15.0 million related to licensing rights within our Oral and Specialty Delivery segment as well as a $3.1 million decrease related to the 2019 divestiture of an Australian facility.
Restructuring and Other
Restructuring and other charges of $2.5 million for the nine months ended March 31, 2020 decreased by $10.4 million, compared to the nine months ended March 31, 2019. Restructuring expense varies period-to-period based on site consolidation efforts and other efforts to further streamline the business.
Interest Expense, net
Interest expense, net of $105.6 million for the nine months ended March 31, 2020 increased by $25.6 million, or 32%, compared to the nine months ended March 31, 2019, primarily driven by Operating Company's June 2019 offering of the USD 2027 Notes in connection with the financing for the Gene Therapy acquisition in May 2019.
Other (Income) Expense, net
Other expense, net of $37.2 million for the nine months ended March 31, 2020 was primarily driven by a loss of $24.9 million related to the change in the fair value of the derivative liability arising from the dividend adjustment mechanism of the Series A Preferred Stock, a write-off of $6.0 million of previously capitalized financing charges related to the Company's recently repaid euro-denominated term loan under its senior secured credit facilities and the Company's recently redeemed euro-denominated senior notes, and a $10.0 million premium on early redemption of the euro notes. The loss was partially offset by a foreign currency gain of $1.7 million.
Other expense, net for the nine months ended March 31, 2019 of $3.9 million was primarily driven by a $4.2 million charge from the partial extinguishment of our U.S. dollar-denominated term loans on August 1, 2018 to reduce our debt discount and deferred financing costs. Other expense, net also includes non-cash foreign currency translation gains in the period of $0.8 million.
Income Tax Expense
Our provision for income taxes for the nine months ended March 31, 2020 was $14.9 million relative to earnings from operations before income taxes of $81.4 million. Our provision for income taxes for the nine months ended March 31, 2019 was $14.2 million relative to earnings from operations before income taxes of $80.5 million. The income tax provision for the current period is not comparable to the same period of the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items. Generally, fluctuations in our effective tax rate are primarily due to changes in the geographic distribution of our pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, special items, certain equity-related compensation, and other discrete tax items, which may have unique tax implications depending on the nature of the item.
The CARES Act, enacted in March 2020, includes numerous modifications to U.S. income tax laws, including the limitation on business interest expense, the rules concerning NOL provisions, and the acceleration of AMT credits. The CARES Act does not change our deferred tax positions for our business interest expense or our NOL tax attributes. Additionally, we do not have any remaining AMT credit to utilize.
Segment Review
The below charts depict the percentage of revenue for each of the Company's four segments for the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019. Refer below for discussions regarding each segment's revenue and EBITDA performance.

Our results on a segment basis for the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019 were as follows:

	Nine Months Ended March 31,		FX Impact	Constant Currency Increase/(Decrease)
(Dollars in Millions)	2020	2019		Change $	Change %
Softgel and Oral Technologies
Net revenue	$770.8	$748.5	$(14.8)	$37.1	5%
Segment EBITDA	171.0	152.3	(3.0)	21.7	14%
Biologics
Net revenue	663.8	395.8	(3.9)	271.9	69%
Segment EBITDA	150.7	101.9	(0.5)	49.3	48%
Oral and Specialty Delivery
Net revenue	457.2	419.1	(3.3)	41.4	10%
Segment EBITDA	117.0	113.9	(1.4)	4.5	4%
Clinical Supply Services
Net revenue	261.4	236.3	(3.2)	28.3	12%
Segment EBITDA	70.2	61.5	(1.4)	10.1	16%
Inter-segment revenue elimination	(6.5)	(7.4)	(0.1)	1.0	14%
Unallocated Costs (1)	(134.6)	(95.2)	2.0	(41.4)	(43)%
Combined totals
Net revenue	$2,146.7	$1,792.3	$(25.3)	$379.7	21%

EBITDA from operations	$374.3	$334.4	$(4.3)	$44.2	13%
(1) Unallocated costs include restructuring and special items, equity-based compensation, impairment charges, certain other corporate-directed costs, and other costs that are not allocated to the segments as follows:

	Nine Months Ended March 31,
(Dollars in millions)	2020	2019
Impairment charges and (loss) on sale of assets	$(2.1)	$(2.7)
Equity compensation	(35.5)	(24.1)
Restructuring and other special items (a)	(28.6)	(35.2)
Other expense, net (b)	(37.2)	(3.9)
Non-allocated corporate costs, net	(31.2)	(29.3)
Total unallocated costs	$(134.6)	$(95.2)
(a) Restructuring and other special items during the nine months ended March 31, 2020 include transaction and integration costs associated with the Company's gene and cell therapy acquisitions, the disposal of one of our sites in Australia, and other restructuring initiatives across the Company's network of sites, Restructuring and other special items during the nine months ended March 31, 2019 include transaction and integration costs associated with the acquisitions of Catalent Indiana and Juniper.
(b) Refer to Note 8, Other (income)/expense, net, for details of financing charges and foreign currency translation adjustments recorded within other income/(expense), net in our Consolidated Financial Statements.

Provided below is a reconciliation of net earnings to EBITDA from operations:

	Nine Months Ended March 31,
(Dollars in millions)	2020	2019
Net earnings	$66.5	$66.3
Depreciation and amortization	187.3	173.9
Interest expense, net	105.6	80.0
Income tax expense	14.9	14.2
EBITDA from operations	$374.3	$334.4
Softgel and Oral Technologies segment

	2020 vs. 2019
Factors Contributing to Year-Over-Year Change	Nine Months Ended March 31,
	Net Revenue	Segment EBITDA
Revenue/Segment EBITDA without divestitures	9%	17%
Impact of divestitures	(4)%	(3)%
Constant currency change	5%	14%
Foreign exchange fluctuation	(2)%	(2)%
Total % change	3%	12%
Softgel and Oral Technologies’ net revenue increased $37.1 million, or 5%, excluding the impact of foreign exchange, compared to the nine months ended March 31, 2019. Net revenue increased 9%, compared to the nine months ended March 31, 2019, excluding the impact of divestitures. The increase relates to continued strong demand across our portfolio of prescription products within North America, which is partially attributable to recently launched products. Demand for our portfolio of consumer health products continues to accelerate, predominantly within Europe.
Softgel and Oral Technologies’ Segment EBITDA increased by $21.7 million, or 14%, compared to the nine months ended March 31, 2019, excluding the impact of foreign exchange. Segment EBITDA increased 17%, compared to the nine months ended March 31, 2019, excluding the impact of divestitures. The increase primarily relates to the demand increase across our portfolio of, higher-margin, prescription products within North America, as well as our consumer health business, in line with the strong revenue growth within Europe.
In October 2019, we divested one manufacturing site in Australia in the Softgel and Oral Technologies segment in order to better streamline our global operations. The site divestiture resulted in a decrease in net revenue of 4% and Segment EBITDA of 3% in the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019.
Biologics

	2020 vs. 2019
Factors Contributing to Year-Over-Year Change	Nine Months Ended March 31,
	Net Revenue	Segment EBITDA
Revenue/Segment EBITDA without acquisitions	10%	(2)%
Impact of acquisitions	59%	50%
Constant currency change	69%	48%
Foreign exchange fluctuation	(1)%	—%
Total % change	68%	48%

Net revenue in our Biologics segment increased by $271.9 million, or 69%, excluding the impact of foreign exchange, compared to the nine months ended March 31, 2019. Excluding the effect of acquisitions, the net revenue increase was driven primarily by strong end-market demand for our U.S. drug product and U.S. drug substance offerings, with the former being delivered through improved capacity utilization. Drug substance growth was partially offset by the fiscal 2019 completion of a limited duration customer contract for non-cell line clinical manufacturing services as well as softening demand for our European drug product offering.

Biologics Segment EBITDA increased by $49.3 million, or 48%, compared to the nine months ended March 31, 2019, excluding the impact of foreign exchange. Segment EBITDA, excluding the effect of acquisitions, decreased from the corresponding prior-year period, primarily due to decreased volume demand for our U.S. drug substance product offering, predominantly due to the fiscal 2019 completion of a limited duration customer contract for non-cell line clinical manufacturing services and softening demand for our European drug product offering, partially offset by increased demand for our U.S. drug product offering.
Since March 31, 2019, we have acquired Gene Therapy, additional Gene Therapy assets, the Anagni facility, and MaSTherCell, which together increased net revenue and Segment EBITDA on an inorganic basis in our Biologics segment by 59% and 50%, respectively, in the nine months ended March 31, 2020 compared to the corresponding prior-year period.
Oral and Specialty Delivery segment

	2020 vs. 2019
Factors Contributing to Year-Over-Year Change	Nine Months Ended March 31,
	Net Revenue	Segment EBITDA
Revenue/Segment EBITDA without acquisitions	4%	—%
Impact of acquisitions	6%	4%
Constant currency change	10%	4%
Foreign exchange fluctuation	(1)%	(1)%
Total % change	9%	3%
Net revenue in our Oral and Specialty Delivery segment increased by $41.4 million, or 10%, compared to the nine months ended March 31, 2019, excluding the impact of foreign exchange. Excluding the effect of acquisitions, the increase was principally attributable to strong end-market demand for oral commercial products across North America and Europe and increased volume in our respiratory and ophthalmic specialty platform due to new product launches. Revenue growth was partially offset by a prior-year favorable impact of a one-time up-front license fee as well as decreased volume in our respiratory and ophthalmic specialty platform, due to strong prior-year demand, related to an anticipated new product launch.
Oral and Specialty Delivery’s Segment EBITDA increased by $4.5 million, or 4%, compared to the nine months ended March 31, 2019, excluding the impact of foreign exchange. Segment EBITDA, excluding the effect of acquisitions, was in line with the corresponding prior-year period, primarily due to strong end-market demand for higher-margin oral commercial products across North America and Europe and increased volume in our respiratory and ophthalmic specialty platform due to new product launches. This was partially offset by a prior-year favorable impact of a one-time up-front license fee and decreased volume in our respiratory and ophthalmic specialty platform due to strong prior-year demand, related to an anticipated new product introduction.
On an inorganic basis, our Juniper and Anagni facility acquisitions together increased net revenue and Segment EBITDA in our Oral and Specialty Delivery segment by 6% and 4%, respectively, in the nine months ended March 31, 2020 compared to the corresponding prior-year period.
Clinical Supply Services segment

	2020 vs. 2019
Factors Contributing to Year-Over-Year Change	Nine Months Ended March 31,
	Net Revenue	Segment EBITDA
Revenue/Segment EBITDA	12%	16%
Comparator revenue recognition adoption impact	—%	—%
Constant currency change	12%	16%
Foreign exchange fluctuation	(1)%	(2)%
Total % change	11%	14%
Clinical Supply Services’ net revenue increased by $28.3 million, or 12%, compared to the nine months ended March 31, 2019, excluding the impact of foreign exchange. The increase was driven by strong global demand in our storage and distribution and manufacturing and packaging businesses.

Clinical Supply Services’ Segment EBITDA increased by $10.1 million, or 16%, excluding the impact of foreign exchange, compared to the nine months ended March 31, 2019, primarily due to strong global demand in our storage and distribution and manufacturing and packaging businesses.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of liquidity have been cash flows generated from operations and certain financing activities for acquisitions. The principal uses of cash are to fund operating and capital expenditures, business or asset acquisitions, interest payments on debt, the payment of deferred purchase consideration from the Catalent Indiana acquisition, the payment of the quarterly dividend on the Series A Preferred Stock, and any mandatory or discretionary principal payment on our debt. At the current stated value of the Series A Preferred Stock outstanding as of March 31, 2020, the aggregate amount of each regular quarterly dividend, if paid in cash, is $8.1 million. As of March 31, 2020, Operating Company had $350 million available under its $550 million revolving credit facility that matures in May 2024 (following the May 2019 fourth amendment to Operating Company's amended and restated credit agreement dated May 2014 (as amended, the "Credit Agreement")), the capacity of which was reduced by $5.4 million in letters of credit outstanding as of March 31, 2020. The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings, referred to as swing-line borrowings. We borrowed $200.0 million in March 2020 under Operating Company's revolving credit facility prophylactically in response to unsettled market conditions resulting from the COVID-19 pandemic to increase liquidity for general corporate purposes. Such borrowing remained outstanding as of March 31, 2020 and bore interest at the rate of 2.93% during the portion of the three months ended March 31, 2020 when such borrowing existed.
We believe that our cash on hand, cash from operations, and available borrowings under our revolving credit facility will be adequate to meet our future liquidity needs for at least the next twelve months, including our quarterly regular dividend on the Series A Preferred Stock, if paid in cash, as well as the amounts expected to become due with respect to our pending capital projects. We have no significant maturity under any of our bank or note debt until the U.S. dollar-denominated 4.875% Senior Notes due 2026 (the “USD 2026 Notes”) mature in January 2026. As of March 31, 2020, we have only two remaining payments of $50.0 million each, due in October 2020 and 2021, on the deferred purchase consideration for the acquisition of Catalent Indiana.
On October 29, 2015, our Board of Directors authorized a share repurchase program to use up to $100.0 million to repurchase shares of our outstanding Common Stock. Under the program, we are authorized to repurchase shares through open market purchases, privately negotiated transactions, or otherwise as permitted by applicable federal securities laws. There has been no purchase pursuant to this program as of March 31, 2020.
Cash Flows
The following table summarizes our consolidated statements of cash flows:

	Nine Months Ended March 31,
(Dollars in millions)	2020	2019	$ Change
Net cash provided by/(used in):
Operating activities	$267.6	$159.8	$107.8
Investing activities	$(664.8)	$(257.7)	$(407.1)
Financing activities	$670.7	$(82.5)	$753.2
Operating Activities
For the nine months ended March 31, 2020, cash provided by operating activities was $267.6 million, compared to $159.8 million for the corresponding prior-year period. Cash flow from operating activities for the nine months ended March 31, 2020 increased primarily due to an increase in operating earnings which increased from $164.4 million in the corresponding prior-year period to $224.2 million in the nine months ended March 31, 2020.
Investing Activities
For the nine months ended March 31, 2020, cash used in investing activities was $664.8 million, compared to $257.7 million for the nine months ended March 31, 2019. The higher level of cash use was primarily driven by an increase in cash used for business acquisitions in the nine months ended March 31, 2020, which was $379.7 million compared to $127.5 million of cash used in the corresponding prior-year period. In addition, there was an increase in cash used in the acquisition of property, plant, and equipment, which totaled $303.5 million in the nine months ended March 31, 2020 compared to $129.3 million in the nine months ended March 31, 2019.
Financing Activities
For the nine months ended March 31, 2020, cash provided by financing activities was $670.7 million, compared to cash used in financing activities of $82.5 million for the nine months ended March 31, 2019. The increase in cash from financing activities is primarily driven by net cash received from the issuance of new long-term debt during the nine months ended March 31, 2020, which consists of €825.0 million aggregate principal amount of Operating Company's 2.375% Senior Notes due 2028 (the "Euro 2028 Notes") and $200.0 million borrowed under the revolving credit facility within the Company's senior secured credit facilities. The cash proceeds from the borrowings was partially offset by repayment in full of the outstanding borrowings under Operating Company's euro-denominated term loans under its senior secured credit facilities that would otherwise have matured in May 2024 and euro-denominated 4.75% Senior Notes due 2024. The cash from financing activities during the nine months ended March 31, 2020 also increased due to the net proceeds from the February 2020 Equity Offering of $494.2 million. The net proceeds of the February 2020 Equity Offering were used to repay $100.0 million of borrowings in January 2020 under Operating Company's revolving credit facility and to fund the consideration for the MaSTherCell acquisition due at its closing, with the remainder available for general corporate purposes. The cash used in financing activities during the prior-year period primarily consists of $450.0 million used for a partial repayment of the then-outstanding U.S. dollar-denominated term loan, offset in substantial part by net proceeds of $445.3 million from the Company's July 2018 public offering of shares of its Common Stock.
Guarantees and Security
The Senior Notes
All obligations under Operating Company's Euro 2028 Notes, USD 2026 Notes, and USD 2027 Notes (collectively, the "Senior Notes") are general, unsecured, and subordinated to all existing and future secured indebtedness of the guarantors to the extent of the value of the assets securing such indebtedness. Each of the Senior Notes is separately guaranteed by all of Operating Company's wholly owned U.S. subsidiaries that guarantee the senior secured credit facilities. None of the Senior Notes is guaranteed by either PTS Intermediate Holdings LLC or Catalent, Inc.
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
The Credit Agreement also contains change-of-control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of March 31, 2020, Operating Company was in compliance with all material covenants under the Credit Agreement.
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
As market conditions warrant, we and our affiliates may from time to time seek to purchase our outstanding debt in privately negotiated or open-market transactions, by tender offer or otherwise. Subject to any applicable limitation contained in the Credit Agreement, any purchase made by us may be funded by the use of cash on hand or the incurrence of new secured or unsecured debt. The amounts involved in any such purchase transaction, individually or in the aggregate, may be material. Any such purchase may be with respect to a substantial amount of a particular class or series of debt, with the attendant reduction in the trading liquidity of such class or series. In addition, any such purchase made at prices below the “adjusted issue price” (as defined for U.S. federal income tax purposes) may result in taxable cancellation of indebtedness income to us, which amounts may be material, or in related adverse tax consequences to us.
The Senior Notes
The several indentures governing each series of the Senior Notes (collectively, the “Indentures”) contain certain covenants that, among other things, limit the ability of Operating Company and its restricted subsidiaries to incur or guarantee more debt or issue certain preferred shares; pay dividends on, repurchase, or make distributions in respect of their capital stock or make other restricted payments; make certain investments; sell certain assets; create liens; consolidate, merge, sell; or otherwise dispose of all or substantially all of their assets; enter into certain transactions with their affiliates, and designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions, limitations, and qualifications as set forth in the Indentures. The Indentures also contain customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of Operating Company or certain of its subsidiaries. Upon an event of default, either the holders of at least 30% in principal amount of each of the then-outstanding series of Senior Notes, or the applicable Trustee under the Indentures, may declare the applicable Senior Notes immediately due and payable; or in certain circumstances, the applicable Senior Notes will become automatically immediately due and payable. As of March 31, 2020, Operating Company was in compliance with all material covenants under the Indentures.
Geographic Allocation of Cash
As of March 31, 2020 and June 30, 2019, our subsidiaries held cash and cash equivalents of $208.2 million and $203.9 million, respectively, out of the total consolidated cash and cash equivalents of $608.4 million and $345.4 million, respectively. These balances are dispersed across many locations around the world.
Interest Rate Risk Management
A portion of the debt used to finance our operations is exposed to interest-rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed- and floating-rate assets and liabilities. Historically, we have used interest-rate swaps to manage the economic effect of variable-rate interest obligations associated with our floating-rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on our future interest expense. As of March 31, 2020, we did not have any interest-rate swap agreement in place that would have the economic effect of modifying the variable-rate interest obligations associated with our floating-rate term loans.
In April 2020, we entered into an interest-rate swap agreement with Bank of America N.A. as a hedge against the economic effect of a portion of the variable-interest obligation associated with our U.S dollar-denominated term loans under our senior secured credit facilities, so that the interest payable on that portion of the debt becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on future interest expense. The applicable rate for the U.S. dollar-denominated term loan is LIBOR (subject to a floor of 1.00%) plus 2.25%; however, as a result of entering into the interest-rate swap agreement, the floating portion of the applicable rate on $500.0 million of the term loan is now effectively fixed at 1.26% for a total fixed rate of 3.51%.
Currency Risk Management
We are exposed to fluctuations in the euro-U.S. dollar exchange rate on our investments in our foreign operations in Europe. While we do not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in euros. At March 31, 2020, we had $894.1 million of euro-denominated debt outstanding that qualifies as a hedge of a net investment in foreign operations. Refer to Note 10 to our Consolidated Financial Statements for further discussion of net investment hedge activity in the period.
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

Contractual Obligations
Besides the change in our long-term obligations related to the issuance of the Euro 2028 Notes, the paydown of the euro-denominated term loans under our senior secured credit facilities and the redemption of our euro-denominated 4.75% Senior Notes due 2024 in March 2020, and the borrowing of $200.0 million under our revolving credit facility in March 2020, there has been no significant change to our contractual obligations since our Fiscal 2019 10-K. Refer to Note 6 to our Consolidated Financial Statements for a further discussion regarding our long-term obligations.
Off-Balance Sheet Arrangements
Other than short-term operating leases and outstanding letters of credit as discussed above, we do not have any material off-balance sheet arrangement as of March 31, 2020.
In April 2020, we entered into an interest-rate swap agreement with Bank of America N.A. as a hedge against the economic effect of a portion of the variable-interest obligation associated with our U.S dollar-denominated term loans under our senior secured credit facilities, so that the interest payable on that portion of the debt becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on future interest expense. The applicable rate for the U.S. dollar-denominated term loan is LIBOR (subject to a floor of 1.00%) plus 2.25%; however, as a result of entering into the interest-rate swap agreement, the floating portion of the applicable rate on $500.0 million of the term loan is now effectively fixed at 1.26%, for a total fixed rate of 3.51%.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to cash flow and earnings fluctuations as a result of certain market risks. These market risks primarily relate to changes in interest rates associated with our long-term debt obligations and foreign exchange rate changes.
Interest Rate Risk
We have historically used interest-rate swaps to manage the economic effect of variable-rate interest obligations associated with our floating-rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on our future interest expense. As of March 31, 2020, we did not have any interest-rate swap agreement in place that would either have the economic effect of modifying the variable-rate interest obligations associated with our floating-rate term loans or would be considered an effective cash flow hedge for financial reporting purposes.
In April 2020, we entered into an interest-rate swap agreement with Bank of America N.A. as a hedge against the economic effect of a portion of the variable-interest obligation associated with our U.S dollar-denominated term loans under our senior secured credit facilities, so that the interest payable on that portion of the debt becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on future interest expense. The applicable rate for the U.S. dollar-denominated term loan is LIBOR (subject to a floor of 1.00%) plus 2.25%; however, as a result of entering into the interest-rate swap agreement, the floating portion of the applicable rate on $500.0 million of the term loan is now effectively fixed at 1.26%, for a total fixed rate of 3.51%.
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

Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any control or procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
In May 2019, we acquired Gene Therapy, and Gene Therapy acquired additional assets in July 2019. During the nine months ended March 31, 2020, we continued to integrate Gene Therapy into our financial reporting processes and procedures and internal control over financial reporting. As part of this process, we have undertaken efforts to significantly enhance the internal controls of Gene Therapy, which were not subject to the internal control requirements applicable to U.S. public companies prior to our acquisition, to bring them in line with our internal controls over financial reporting, and those efforts are ongoing.

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
Other than (i) what was disclosed in the Special Note Regarding Forward-Looking Statements and (ii) what is specifically noted below, there has been no material change to the risk factors disclosed in our Fiscal 2019 10-K.
Our business, financial condition, and results of operations may be adversely affected by global health epidemics, including the COVID-19 pandemic.
In January 2020, the World Health Organization declared the novel coronavirus outbreak (COVID-19) to be a “Public Health Emergency of International Concern.” COVID-19 has spread across the globe and is affecting worldwide economic activity. Any public health epidemic, including the COVID-19 pandemic, may affect our operations and those of third parties on which we rely, including our customers and suppliers. Our business, financial condition, and results of operations may be affected by: disruptions in our customers’ abilities to fund, develop, or bring to market products as anticipated; delays in or disruptions to the conduct of clinical trials; cancellations of contracts or confirmed orders from our customers; decreased demand for categories of products in certain affected regions; and inability, difficulty, or additional cost or delays in obtaining key raw materials, components, and other supplies from our existing supply chain; among other factors caused by the COVID-19 pandemic. In addition, the COVID-19 pandemic may affect the operations of the U.S. Food and Drug Administration and other drug regulatory authorities, which could result in delays of inspections, reviews, and approvals of our customers’ products. Our operations could be disrupted if our employees become ill or are otherwise absent from work as a result of the COVID-19 pandemic. Additionally, governmental restrictions, including travel restrictions, quarantines, shelter-in-place orders, business closures, new safety requirements or regulations, or restrictions on the import or export of certain materials, or other operational issues related to the COVID-19 pandemic may have an adverse effect on our business and results of operations. We continue to monitor our operations and governmental recommendations and have made modifications for an indefinite period to our normal operations because of the COVID-19 pandemic, including requiring most non-production related employees to work remotely. Additionally, while the potential economic impact brought by and the duration of the COVID-19 pandemic are difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively affect our short- and long-term liquidity.
To date, the COVID-19 pandemic has not had a material adverse impact on our business, financial condition, or results of operations. However, the extent to which the COVID-19 outbreak may affect our future results will depend on future developments that are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, new information that may emerge concerning the severity of the virus, and the actions governments, competitors, suppliers, customers, patients, and others may take to contain or address its direct and indirect effects. The COVID-19 outbreak and mitigation measures may also have an adverse impact on global economic conditions or economic conditions in one or more regions where we or our customers operate, which could have an adverse effect on our business and financial condition.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

Purchase of Equity Securities
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
Not applicable.

Item 6. EXHIBITS
Exhibits:

2.1	Stock Purchase Agreement, dated as of February 2, 2020, among Catalent Pharma Solutions, Inc., Orgenesis Inc. and GPP-II Masthercell, LLC .

4.1	Indenture, dated March 2, 2020, by and among Catalent Pharma Solutions, Inc., the subsidiary guarantors named therein, Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as principal paying agent, and Deutsche Bank Luxembourg S.A., as transfer agent and registrar.

4.2	Form of 2.375% Senior Notes due 2028 (included as part of Exhibit 4.1 above).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.1	The following financial information from Catalent, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in inline XBRL: (i) Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2020 and 2019; (ii) Consolidated Statements of Comprehensive Income/(Loss) for the Three and Nine Months Ended March 31, 2020 and 2019 (iii) Consolidated Balance Sheets as of March 31, 2020 and June 30, 2019; (iv) Consolidated Statement of Changes in Shareholders’ Equity/(Deficit) as of March 31, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the Three and Nine Months Ended March 31, 2020 and 2019; and (vi) Notes to Unaudited Consolidated Financial Statements.
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALENT, INC. (Registrant)

Date:	May 5, 2020	By:	/s/ John R. Chiminski
John R. Chiminski
Chief Executive Officer

Date:	May 5, 2020	By:	/s/ Wetteny Joseph
Wetteny Joseph
Senior Vice President & Chief Financial Officer