Form 10-K
period 2020-06-30
Catalent, Inc.
filed 2020-08-31
CIK 1596783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-36587

CATALENT, INC.
(Exact name of registrant as specified in its charter)

Delaware		20-8737688
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

14 Schoolhouse Road		08873
Somerset,	New Jersey
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (732) 537-6200
____________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	CTLT	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
____________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No
As of December 31, 2019, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $8.2 billion. On August 25, 2020, there were 164,138,899 shares of the Registrant’s Common Stock, par value $0.01 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement relating to the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

CATALENT, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 30, 2020

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
Some of the factors that may cause actual results, developments, and business decisions to differ materially from those contemplated by such forward-looking statements include, but are not limited to, those described under the section entitled “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (this “Annual Report”) and the following:
•Our business, financial condition, and results of operations may be adversely affected by global health epidemics, including the novel strain of coronavirus (“COVID-19”) pandemic.
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
•Our global operations are subject to economic, political, and regulatory risks, including the risks of changing regulatory standards or changing interpretations of existing standards, that could affect the profitability of our operations or require costly changes to our procedures. In addition, changes to our procedures, or additional procedures, implemented to comply with public health orders or best practice guidelines as a result of the COVID-19 pandemic, may increase our costs or reduce our productivity and thereby affect our business, financial condition, or results of operations.
•The exit of the United Kingdom (the “U.K.”) from the European Union, particularly after the end of the current transitional period, could have future adverse effects on our operations, revenues, and costs, and therefore our profitability.
•If we do not enhance our existing or introduce new technology or service offerings in a timely manner, our offerings may become obsolete over time, customers may not buy our offerings or buy less of them, and our revenue and profitability may decline.
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
•Changes in market access or healthcare reimbursement for our customers’ products in the United States (“U.S.”) or other countries, including possible changes to the U.S. Affordable Care Act, could adversely affect our results of operations and financial condition by affecting demand for our offerings or the financial health of our customers.
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
•Our ability to use our net operating loss carryforwards, foreign tax credit carryforwards, and certain other tax attributes may be limited.
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
•Cell and gene therapies are relatively new and still-developing modes of treatment, dependent on cutting-edge technologies, and our customers’ cell or gene therapies may be perceived as unsafe or may result in unforeseen adverse events. Negative public opinion, continuing research, or increased regulatory scrutiny of cell or gene therapies and their financial cost may damage public perception of the safety, utility, or efficacy of cell or gene therapies and harm our customers’ ability to conduct their business or obtain regulatory approvals for their cell or gene therapy products, and thereby have an indirect, adverse effect on our cell or gene therapy offerings.
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
We file annual, quarterly, and current reports and other information with and furnish additional information to the U.S. Securities and Exchange Commission (the “SEC”). Our filings with the SEC are available to the public on the SEC’s website at www.sec.gov. Those filings are also available to the public on, or accessible through, our website (www.catalent.com) for free via the “Investors” section as soon as reasonably practicable after we file such material, or furnish it to, the SEC. We also use our website, corporate Facebook page (https://www.facebook.com/CatalentPharmaSolutions), corporate LinkedIn page (https://www.linkedin.com/company/catalent-pharma-solutions/) and corporate Twitter account (@catalentpharma) as channels of distribution of information concerning our activities, our offerings, our various businesses, and other related matters. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings, and public conference calls and webcasts. The information we file with or furnish to the SEC (other than the information set forth or incorporated in this Annual Report) or contained on or accessible through our website, our social media channels, or any other website that we may maintain is not a part of this Annual Report.
Catalent References and Fiscal Year
Unless the context otherwise requires, in this Annual Report, the terms “Catalent,” “the company,” “we,” “us,” and “our” refer to Catalent, Inc. and its subsidiaries. All references to years in this Annual Report, unless otherwise stated, refer to fiscal years beginning July 1 and ending June 30. All references to quarters, unless otherwise stated, refer to fiscal quarters. Fiscal years are referred to by the calendar year in which they end. For example, “fiscal 2020” refers to the fiscal year ended June 30, 2020.
Trademarks and Service Marks
We have U.S. or foreign registration in the following marks, among others: Catalent®, Clinicopia®, CosmoPod®, Easyburst®, FastChain®, Follow the Molecule®, Galacorin®, GPEx®, Hot Rod Chemistry®, Liqui-Gels®, Manufacturing Miracles®, MaSTherCell®, Micron Technologies®, OmegaZero®, OneBio®, OptiDose®, OptiForm®, OptiGel®, OptiGel® Bio, OptiMelt®, OptiShell®, Paragon Bioservices®, PEEL-ID®, Pharmatek®, RP Scherer®, Savorgel®, Scherer®, SMARTag®, Softdrop®, SupplyFlex®, Vegicaps®, Zydis®, and Zydis Ultra®. This Annual Report also includes trademarks and trade names owned by other parties, and these trademarks and trade names are the property of their respective owners. We use certain other trademarks and service marks, including FlexDirect™, FlexDose™, OneBio SuiteSM, and OptiPact™ on an unregistered basis in the United States and abroad.
Solely for convenience, the trademarks, service marks, and trade names identified in this Annual Report may appear without the ®, SM, and ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks, and trade names.

 ITEM 1. BUSINESS
Overview
We are the leading global provider of advanced delivery technologies and development and manufacturing solutions for drugs; protein, cell, and gene therapy biologics; and consumer health products. Our oral, injectable, cell and gene therapy, and respiratory delivery technologies address the full diversity of the pharmaceutical industry, including small molecules; protein, cell, and gene therapy biologics; and consumer health products. Through our extensive capabilities and deep expertise in product development, we can help our customers take products to market faster, including nearly half of new drug products approved by the U.S. Food and Drug Administration (the “FDA”) in the last decade. Our advanced delivery technology platforms, which include those in our Softgel and Oral Technologies, Biologics, and Oral and Specialty Delivery segments, our proven formulation, manufacturing, and regulatory expertise, and our broad and deep intellectual property enable our customers to develop more products and better treatments for patients and consumers. Across both development and delivery, our commitment to reliably supply our customers’ and their patients’ needs is the foundation for the value we provide; annually, we produce more than 74 billion doses for nearly 7,000 customer products, or approximately 1 in every 20 doses of such products taken each year by patients and consumers around the world. We believe that, through our investments in growth-enabling capacity and capabilities, our ongoing focus on operational and quality excellence, the sales of existing and introduction of new customer products, our innovation activities and patents, and our entry into new markets, we will continue to benefit from attractive and differentiated margins and realize the growth potential from these areas.
We continue to invest in our sales and marketing activities, leading to growth in the number of active development programs for our customers. This has further enhanced our extensive, long-duration relationships and long-term contracts with a broad and diverse range of industry-leading customers. In fiscal 2020, we conducted business with 86 of the top 100 branded drug marketers, 24 of the top 25 generics marketers, 23 of the top 25 biologics marketers, and 22 of the top 25 consumer health marketers globally. Selected key customers include Pfizer, Johnson & Johnson, GlaxoSmithKline, Novartis, Roche, and Teva. We have many long-standing relationships with our customers, particularly in advanced delivery technologies, where we tend to follow a prescription molecule through its lifecycle, from the development and launch of the original brand prescription, to potential generics or an over-the-counter switch. A prescription pharmaceutical product relationship with an innovator will often last many years, in several cases, two decades or more, extending from pre-clinical development through the end of the product’s life cycle. We serve customers who require innovative product development, superior quality, advanced manufacturing, and skilled technical services to support their development and marketed product needs. Our broad and diverse range of technologies closely integrates with our customers’ molecules and other active ingredients to yield final formulations and dose forms, and this generally results in the inclusion of Catalent in our customers’ prescription product regulatory filings. Both of these factors frequently translate to long-duration supply relationships at an individual product level.
We believe our customers value us because our depth of development solutions and advanced delivery technologies, intellectual property, consistent and reliable supply, geographic reach, and substantial expertise enable us to create a broad range of business and product solutions that can be customized to fit their individual needs. Today we employ more than 2,400 scientists and technicians and hold nearly 1,300 patents and patent applications in advanced delivery, drug and biologics formulation, and manufacturing. The aim of our offerings is to allow our customers to bring more products to market faster, and to develop and market differentiated new products that improve patient outcomes. We believe our leading market position and diversity of customers, offerings, regulatory categories, products, and geographies reduce our exposure to potential strategic and product shifts within the industry.
We provide a number of proprietary, differentiated technologies, products, and service offerings to our customers across our advanced delivery technologies and development solutions platforms. The core technologies within our advanced delivery technologies platform include softgel capsules, our Zydis orally dissolving tablets, blow-fill-seal unit-dose liquids, adeno-associated virus (“AAV”) vectors, and a range of other oral, injectable, and respiratory delivery technologies. The technologies and service offerings within our development solutions platform span the drug development process, ranging from our OptiForm Solution Suite for enhancement of bioavailability and other characteristics of early-stage molecules, and Gene Product Expression (“GPEx”), GPEx Boost, and SMARTag platforms for development of biologics and antibody-drug conjugates (“ADCs”), to formulation, analytical services, early-stage clinical development, and clinical trials supply, including our unique FlexDirect direct-to-patient and FastChain demand-led clinical supply solutions. Our offerings serve a critical need in the development and manufacturing of difficult-to-formulate products across a number of product types.
We have advanced our technologies and grown our service offerings over more than 85 years through internal development, strategic alliances, in-licensing, and acquisitions. We initially introduced our softgel capsule technology in the 1930s and have continued to expand our range of new, technologically enhanced offerings. Since fiscal 2013, we have launched OptiShell, OptiMelt, Zydis Nano, Zydis Bio, OptiPact, the OptiForm Solution Suite, and our FlexDirect, SupplyFlex, and FastChain demand-led clinical supply solutions, as well as both clinical- and commercial-scale spray-drying formulation and delivery services. Our customers use these solutions to advance their products, including the first commercially marketed product using our OptiShell non-gelatin soft capsule technology. We have also augmented our portfolio through acquisitions. In fiscal 2017, we expanded our early development capabilities through the September 2016 acquisition of Pharmatek Laboratories, Inc. (“Pharmatek”), and we expanded our softgel development and manufacturing network through the February 2017 acquisition of Accucaps Industries Limited (“Accucaps”). In fiscal 2018, we acquired Cook Pharmica LLC (now known as Catalent Indiana, LLC (“Catalent Indiana”)) in order to enhance our biologics capabilities. In fiscal 2019, we acquired Juniper Pharmaceuticals, Inc. (“Juniper”), extending to the E.U. our early development capabilities, and Paragon Bioservices, Inc. (now known as Catalent Maryland, Inc. (“Catalent Maryland”)), adding advanced gene therapy development and manufacturing capabilities to our biologics business. In fiscal 2020, we augmented our gene therapy capabilities with the acquisition of certain assets, including two advanced biologics clinical development and manufacturing sites in southern Maryland, from Novavax, Inc. (“Novavax”) in July 2019; in January 2020, we acquired Bristol-Myers Squibb Company’s oral solid, biologics, and sterile product manufacturing and packaging facility in Anagni, Italy (“Anagni”); and, in February 2020, we acquired Masthercell Global Inc. (“MaSTherCell”), which develops and manufactures autologous and allogeneic cell therapies for third parties and provides a variety of related analytical services. In May 2020, we agreed to acquire a clinical packaging facility located in Shiga, Japan from Takeda-Teva Pharmaceuticals, Inc. and completed the acquisition on July 1, 2020. In large part due to our recent acquisitions and their subsequent organic growth, revenue contributions from our biologics business have grown from approximately 10% in fiscal 2014 to 33% in fiscal 2020. We believe our own internal innovation, supplemented by current and future external partnerships and acquisitions, will continue to strengthen and extend our leadership positions in the delivery and development of drugs, biologics, cell and gene therapies, and consumer health products.
The COVID-19 Pandemic
As a global development and manufacturing partner that supplies medicines, clinical trial materials, and consumer health products to millions of patients and consumers, we have been taking decisive action to minimize the impact of the COVID-19 pandemic on our employees, partners, customers, and their patients. We have been declared an essential business by all the national and local governments where we operate, allowing us to sustain full employment for our teams. Our operating facilities have remained open and have continued to deliver to our customers and their patients. Our ongoing capital investments into expanding our capabilities and capacity to serve our customers have been proceeding across our biologics, oral dose form, and inhaled solutions platforms.
We have been awarded work on more than 50 COVID-19-related compounds from over 40 customers, involving each of our business units, across a wide variety of antivirals, vaccines, diagnostics, and treatments for symptoms and effects of COVID-19, including most of the major vaccine programs.
To address the multiple dimensions of the pandemic, two senior, multi-disciplinary teams reporting directly to our Chief Executive Officer have been continuously monitoring the global situation, executing mitigation activities whenever and wherever required, and planning for a phased and structured return to our facilities as circumstances will permit for those employees who have been remote-working since the pandemic began. To help assure the safety of our employees and partners and protect the supply of our products to patients, we have taken extensive actions, in line with guidelines issued by the U.S. Centers for Disease Control and Prevention (CDC), the World Health Organization (WHO), and local authorities where we operate, to re-emphasize good hygiene practices, severely restrict non-employee access to our sites, reorganize our workflows where permitted to maximize social distancing, limit our employees to only business-critical travel (where permitted by local law), facilitate safer alternatives to travel to and from work, and employ remote-working strategies.
History
We trace our history to the founding of the R.P. Scherer Corporation in 1933, which developed the first rotary die machine for the manufacture of soft gelatin capsules, and assumed our current form in April 2007. We regularly review our portfolio of offerings and operations in the context of our strategic growth plan, and, as a result, we have sold eight businesses and consolidated operations at five facilities, integrating them into the remaining facility network. In fiscal 2020, we sold our facility in Braeside, Australia. We have also actively acquired new businesses and facilities. In July 2014, we completed the initial public offering of our common stock, par value $0.01 (the “Common Stock”), which is listed on the New York Stock Exchange (the “NYSE”) under the symbol “CTLT.”
We are a holding company that indirectly owns Catalent Pharma Solutions, Inc. (“Operating Company”), which owns, directly or indirectly, all of our operating subsidiaries.

Our Competitive Strengths
Leading Provider of Advanced Delivery Technologies and Development and Manufacturing Solutions
We are the leading global provider of advanced delivery technologies and development and manufacturing solutions for drugs; protein, cell, and gene therapy biologics; and consumer health products. In the last decade, we have earned revenue with respect to nearly half of the drugs based on new molecular entities approved by the FDA, and over the past three years with respect to more than 80% of the top 200 largest-selling compounds globally. With more than 2,400 scientists and technicians worldwide and nearly 1,300 patents and patent applications, our expertise is in providing differentiated technologies and solutions that help our customers bring more products and better treatments to market faster. For example, in the high-value area of new chemical entities (“NCEs”), approximately 90% of NCE softgel approvals by the FDA over the last 25 years have been developed and supplied by us.
Diversified Operating Platform
We are diversified by virtue of our geographic scope, our large customer base, the extensive range of products we produce, our broad service offerings, and our ability to provide solutions at nearly every stage of a product’s lifecycle. In fiscal 2020, we produced nearly 7,000 distinct items across multiple categories; our fiscal 2020 regulatory-based classification of revenues demonstrates this: branded drugs (38%), generic prescription drugs (5%), protein, cell and gene therapy biologics (37%), over-the-counter drugs (11%), and consumer health, veterinary products, medical devices, and diagnostics (9% combined). In fiscal 2020, our top 20 products represented approximately 18% of our total net revenue, with no single customer accounting for greater than 10% of revenue and with no individual product greater than 3%. We serve more than 1,000 customers in approximately 85 countries, with 41% of our fiscal 2020 net revenue coming from outside the United States. This diversity, combined with long product lifecycles and close customer relationships, has contributed to the stability of our business. It has also allowed us to reduce our exposure to potential strategic, customer, and product shifts as well as to payer-driven pricing pressures experienced by our drug and biologic customers.
Longstanding, Extensive Relationships with a Diverse Customer Base
We have longstanding, extensive relationships with leading pharmaceutical and biotechnology customers. In fiscal 2020, we did business with 86 of the top 100 branded drug marketers, 24 of the top 25 generics marketers, 23 of the top 25 biologics marketers, and 22 of the top 25 consumer health marketers globally, as well as with more than 1,000 other customers, including emerging and specialty companies, which are often more reliant on outside partners as a result of their more virtual business models. Regardless of size, our customers seek innovative product development, superior quality, advanced manufacturing, and skilled technical services to support their development and marketed product needs.
We believe our customers value us because our depth of development solutions and advanced delivery technologies, consistent and reliable supply, geographic reach, and substantial expertise enable us to create a broad range of tailored solutions, many of which are unavailable from other individual providers.
Deep, Broad, and Growing Advanced Technology Foundation
Our breadth of proprietary and patented technologies and long track record of innovation substantially differentiate us from other industry participants. Our leading softgel platforms, including Liqui-Gels, OptiShell, and Vegicaps capsules, and our modified release technologies, including the Zydis family and our OptiPact and OptiMelt technologies, provide formulation expertise to solve complex delivery challenges for our customers. We offer advanced technologies for delivery of small molecules and biologics via respiratory, ophthalmic, and injectable routes, including the blow-fill-seal unit dose technology and prefilled syringes. We also provide advanced biologics formulation options, including GPEx and GPEx Boost cell lines, SMARTag ADC technology, and AAV vectors for cell and gene therapies. We have a leadership position within respiratory delivery, including metered dose and dry powder inhalers and nebulized and intra-nasal forms. We have reinforced our leadership position in advanced delivery technologies over the last five years, as we have launched more than a dozen new technology platforms and applications, including the fiscal 2016 launch of our OptiForm Solution Suite, a dose form-agnostic bioavailability enhancement program for early-stage molecules, the launch of development-, clinical-, and commercial-scale spray drying services, and the recent acquisitions of Catalent Indiana, Catalent Maryland, and MaSTherCell, which expanded our biologics business and extended us into cell and gene therapy. Our culture of creativity and innovation is grounded in our advanced delivery technologies, our scientists and engineers, and our patents and proprietary manufacturing processes throughout our global network. Our global product development team drives a focused application of resources to our highest priority opportunities for both new customer product introductions and platform technology development. As of June 30, 2020, we had approximately 1,200 product development programs in active development across our businesses.

Long-Duration Relationships Provide Sustainability
Our broad and diverse range of technologies closely integrates with our customers’ molecules to yield final formulations and dose forms, and this generally results in the inclusion of Catalent in our customers’ prescription product regulatory filings. Both of these factors translate to long-duration supply relationships at an individual product level, to which we apply our expertise in contracting to produce long-duration commercial supply agreements. These agreements typically have initial terms of three to seven years with regular renewals of one to three years (see “—Contractual Arrangements” for more detail). Approximately two-thirds of our fiscal 2020 advanced delivery technology platform net revenues (comprised of our Softgel and Oral Technologies, Biologics, and Oral and Specialty Delivery reporting segments) were covered by such long-term contractual arrangements. We believe this base provides us with a sustainable competitive advantage.
Significant Recent Growth Investments
We have made over time, and expect to continue to make, significant investments to strengthen our manufacturing network, which is capable of serving customers and patients worldwide, and today employ 7.1 million square feet of manufacturing, laboratory, and related space across four continents. We have deployed approximately $1.1 billion in the last five fiscal years in gross capital expenditures, not including more than $3.0 billion spent in acquiring new facilities and businesses. Growth-related investments in facilities, capacity, and capabilities across our businesses have positioned us for future growth in areas aligned with anticipated future demand. Through our focus on operational, quality, and regulatory excellence, we drive for ongoing and continuous improvements in safety, productivity, and reliable supply to customer expectations, which we believe further differentiate us. Our manufacturing network and capabilities allow us the flexibility to reliably supply the changing needs of our customers while consistently meeting their quality, delivery, and regulatory compliance expectations.
High Standards of Regulatory Compliance and Operational and Quality Excellence
We operate our plants in accordance with current good manufacturing practices (“cGMP”) or other applicable requirements, following our own high standards that are consistent with those of many of our large global pharmaceutical and biotechnology customers. We have more than 1,900 employees around the globe focused on quality and regulatory compliance. All of our facilities are registered where required with the FDA or other applicable regulatory agencies, such as the European Medicines Agency (the “EMA”). In some cases, facilities are registered with multiple regulatory agencies. In fiscal 2020, we were subject to 50 regulatory audits, and, over the last five fiscal years, we successfully completed approximately 290 regulatory audits. We also undergo more than 500 customer and internal audits annually. We believe our quality and regulatory track record to be a favorable competitive differentiator.
Strong and Experienced Management Team
Our executive leadership team collectively has nearly 600 years of combined and diverse experience within the pharmaceutical and healthcare industries. With an average of more than 27 years of functional experience, this team possesses deep knowledge and a wide network of industry relationships.
Our Strategy
We are pursuing the following key growth initiatives:
“Follow the Molecule”® Providing Solutions to our Customers across all Phases of the Product Lifecycle
We intend to use our advanced delivery technologies and development and manufacturing solutions across the entire lifecycle of our customers’ products to drive future growth. Our development solutions span the drug development process, starting with our platforms for early pre-clinical development of small molecules, protein, cell, and gene therapy biologics; ADCs; formulation and analytical services; development and manufacturing of clinical trial supplies; to regulatory consulting. Once a molecule is ready for clinical trials and subsequent commercialization, we provide our customers with a range of advanced delivery technologies and expert manufacturing solutions that allow them to deliver their molecules to the end-users in appropriate dosage forms, and to produce biologics drug substances needed for protein, cell, and gene therapy biologics. The relationship between a molecule and our advanced delivery technologies typically starts with developing and manufacturing the innovator product, then extends throughout the molecule’s commercial life, including with additional customers, through potential generic launches or over-the-counter conversion. For prescription products, we are typically the sole or primary outsourced provider and, as a result, are frequently reflected in customers’ new drug applications. Our revenues from our advanced delivery technologies are primarily driven by volumes, and, as a result, the loss of an innovator drug’s market exclusivity may be mitigated if we supply customers offering generic or biosimilar equivalents.

An example of this can be found in a leading over-the-counter anti-allergy brand, which today uses both our Zydis orally dissolving tablets and our Liqui-Gels softgel technology. We originally began development of the prescription format of this product for our multinational pharmaceutical company partner in 1992 to address specific patient sub-segment needs. After four years of development, we then commercially supplied the prescription product in our Zydis orally dissolving tablets for six years, and we have continued to provide the Zydis form since the switch to over-the-counter status in the United States and other markets in the early 2000s. Subsequently, we proactively brought a softgel product concept for the brand to the customer, which the customer elected to develop and launch as well. By following this molecule, we have built a strong, 28-year-long relationship across multiple formats and markets.
Customer Product Pipeline — Continuing to Grow Through New Projects and Product Launches
We intend to grow by supplementing our existing diverse base of commercialized customer products with new development programs. As of June 30, 2020, our product development teams were working on approximately 1,200 new customer programs. Our base of active development programs has expanded in recent years from growing market demand, as well as from our expanded capabilities and technologies through both internal investment and acquisitions. Although there are many complex factors that affect the development and commercialization of pharmaceutical; protein, cell and gene therapy biologics; and consumer health products, we expect that a portion of these programs will reach full development and market approval in the future and thereby add to our long-duration commercial revenues under long-term contracts and grow our existing product base. In fiscal 2020, we introduced 163 new products for our customers.
Catalent continues to be the global leader in providing analytical, manufacturing, and controls-based product development services to the global pharmaceutical, biotechnology, and consumer health industries, driven by thousands of projects annually. In fiscal 2020, we recognized $1,016.6 million of revenue related to the development of products on behalf of customers, included in our Softgel and Oral Technologies, Biologics, and Oral and Specialty Delivery reporting segments, up 56% from the prior year. In addition, substantially all of the revenue associated with the Clinical Supply Services segment relates to our support of customer products in development.
Capabilities & Capacity — Expanding in Biologics and Other Attractive Markets
Recognizing the strategic importance of biologics, we began to build a differentiated biologics cell-line and formulation development platform in 2002. Since then, we have invested over $3.0 billion in our biologics business, including capital investments, the fiscal 2020 acquisition of MaSTherCell for an aggregate nominal purchase price of $323.3 million, the fiscal 2019 acquisitions of our gene therapy assets, including Catalent Maryland, for an aggregate nominal purchase price of $1.2 billion, and the fiscal 2018 acquisition of Catalent Indiana for an aggregate nominal purchase price of $950.0 million. Today, we are a recognized leader in biologics, including AAV vectors for gene therapies; development for cell therapies; advanced cell-line development; formulation, and fill-finish into pre-filled syringes, vials, and cartridges; specialized manufacturing of biologic drug substance; and bioanalytical analysis. We have partnered with customers from around the world to develop advanced cell expression for nearly 700 cell lines, many using our advanced GPEx and GPEx Boost technologies, and have actively collaborated on developing and scaling up more than 70 cell and gene therapies. We have also invested in a second-generation ADC technology, SMARTag, and we see continued progress in our customers’ SMARTag product-development activities.
In addition to our expansion in biologics, we have invested additional capital in several other existing facilities in order to expand in attractive markets, including a significant expansion of our oral solid controlled release production capacity in Winchester, Kentucky, the scaling-up of commercial manufacturing capacity for metered-dose inhalers, and our commencement of a $34.0 million capital investment to commercialize our next-generation orally dissolving tablet (ODT) technology, Zydis Ultra. We have also added key new capabilities in early development via our fiscal 2019 acquisition of Juniper and our fiscal 2017 acquisition of Pharmatek. We expanded our capacity for oral and injectable products via our fiscal 2020 Anagni acquisition, and for North American consumer health softgels via our fiscal 2017 Accucaps acquisition.
Advanced Delivery Technologies — Capitalize on Our Substantial Platforms
We have broad and diverse technology platforms that are supported by extensive know-how and nearly 1,300 patents and patent applications in approximately 139 families across advanced delivery technologies, drug and biologics formulation, and manufacturing. For example, we have significant softgel fill and formulation know-how, databases of formulated products, and substantial softgel regulatory approval expertise, and, as a result, approximately 90% of NCE softgel approvals by the FDA over the last 25 years have been developed and supplied by us.
In addition to resolving delivery challenges for our customers’ products, for more than two decades we have applied our technology platforms and development expertise to proactively develop proof-of-concept products, whether improved versions of existing drugs, new generic formulations, or innovative consumer health products. In the consumer health area, we file product dossiers with regulators in relevant jurisdictions for self-created products, which help contribute sustainable growth to our consumer health business. We expect to continue to seek proactive development opportunities and other non-traditional relationships to increase demand for and value realized from our technology platforms. These activities have provided us with opportunities to capture an increased share of end-market value through out-licensing, profit-sharing, and other arrangements.
Operational Leverage — Deploy Existing Infrastructure and Operational Discipline to Drive Profitable Growth
Through our existing infrastructure, including our global network of operating locations and programs, we promote operational discipline and drive margin expansion. With our Lean Manufacturing and Lean Six Sigma programs, a global procurement function, and conversion cost productivity metrics in place, we have created a culture of functional excellence and cost accountability. We intend to continue to apply this discipline to leverage further our operational network for profitable growth. Since fiscal 2009, we have expanded gross margin by over 400 basis points and Adjusted EBITDA margin by over 400 basis points. Note that “Adjusted EBITDA” is a financial metric that is not prepared in accordance with the accounting principles generally accepted in the United States (“U.S. GAAP”), and that further explanations of this measure and comparisons to the most directly comparable U.S. GAAP measures are set forth below at “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Metrics.”
Strategic Acquisitions and Licensing — Build on our Existing Platform
We operate in highly fragmented markets in both our commercial supply and development solutions businesses. Within the market for commercial supply, the ten top players represent approximately 39% of the total market share by revenue. Within the market for development solutions, the five top players represent approximately 10% of the total market share by revenue. Our broad platform, global infrastructure, and diversified customer base provide us with a strong foundation from which to consolidate within these markets, to enter new markets, and to generate operating leverage through acquisitions. Since fiscal 2013, we have executed 13 transactions, investing approximately $3.1 billion, and have demonstrated an ability to efficiently and effectively integrate these acquisitions.
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
Our Reporting Segments
In fiscal 2020, we engaged in a business reorganization of our operating segments to better align our internal business unit structure with our “Follow the Molecule” strategy and the increased focus on our biologics-related offerings. Under the revised structure, we changed the components and names of three of our four operating segments (with our fourth segment, Clinical Supply Services, unchanged).
We currently operate in four operating segments, which also constitute our four reporting segments: Softgel and Oral Technologies, Biologics, Oral and Specialty Delivery, and Clinical Supply Services, as further described below.
Softgel and Oral Technologies
Through our Softgel and Oral Technologies segment, we provide formulation, development, and manufacturing services for soft capsules, or “softgels,” as well as large-scale manufacturing of oral solid dose forms for pharmaceutical and consumer health markets, and supporting ancillary services.
Catalent’s softgel technology was first commercialized by our predecessor in the 1930s, and we have continually enhanced the platform since then. We are the market leader in overall softgel development and manufacturing and hold the leading market position in innovator drug softgels. Our principal softgel technologies include traditional softgel capsules, in which the shell is made of animal-derived gelatin, and Vegicaps and OptiShell capsules, in which the shell is made from plant-derived materials. Softgel capsules are used in a broad range of customer products, including prescription drugs, over-the-counter medications, dietary supplements, unit-dose cosmetics, and animal health medicinal preparations. Softgel capsules encapsulate liquid, paste, or oil-based formulations of active compounds in solution or suspension within an outer shell. In the manufacturing process, the capsules are formed, filled, and sealed simultaneously. We typically perform encapsulation for a product within one of our softgel facilities, with active ingredients provided by customers or sourced directly by us. Softgels have historically been used to solve formulation challenges or technical issues for a specific drug, to help improve the clinical performance of compounds, to provide important market differentiation, particularly for over-the-counter medications, and to provide safe handling of hormonal, highly potent, and cytotoxic drugs. We also participate in the softgel vitamin, mineral, and supplement business in selected regions around the world. With the 2001 introduction of our plant-derived softgel shell,

Vegicaps capsules, consumer health customers have been able to extend the softgel dose form to a broader range of active ingredients and serve patient/consumer populations that were previously inaccessible due to religious, dietary, or cultural preferences. In recent years, we have extended this platform to pharmaceutical products via our OptiShell capsule offering. Our Vegicaps and OptiShell capsules are protected by patents in most major global markets. Physician and patient studies we have conducted have demonstrated a preference for softgels versus traditional tablet and hard capsule dose forms in terms of ease of swallowing, real or perceived speed of delivery, ability to remove or eliminate unpleasant odor or taste, and, for physicians, perceived improved patient adherence with dosing regimens.
Our large-scale cGMP manufacturing of oral solid dose forms typically includes late-stage clinical trial supplies, registration batches, and commercial production across a broad range of formats, and may also involve finished dose packaging or advanced processing of intermediates to achieve the desired clinical performance of the prescription or over-the-counter pharmaceutical product. Finished dose forms include traditional and advanced complex oral solid-doses, including coated and uncoated tablets, pellet/bead/powder-filled two-piece hard capsules, granulated powders, and other immediate and modified release forms. Advanced intermediate processing may include coating, extrusion, or spheronization to achieve specific functional outcomes, including site- or time-specific drug release, taste masking, or enhanced bioavailability. We have deep experience at managing complex technical transfers of clinical or commercial programs, whether from Catalent’s early development network in the Oral and Specialty Delivery segment, other contract development sites, or from customers directly.
Representative customers of Softgel and Oral Technologies include Pfizer, Novartis, Bayer, GlaxoSmithKline, and Procter & Gamble.
Our Softgel and Oral Technologies segment represents 34%, 41%, and 45% of our aggregate revenue before inter-segment eliminations for fiscal 2020, 2019, and 2018, respectively.
Biologics
Our Biologics segment provides biologic cell-line, cell therapy and viral vector gene therapy development and manufacturing; formulation, development, and manufacturing for parenteral dose forms, including prefilled syringes, vials, and cartridges; and analytical development and testing services for large molecules. The business has extensive expertise in development, scale up, and commercial manufacturing. Representative customers of Biologics include Eli Lilly, Teva, Mylan, Roche, AstraZeneca, Novartis, Sarepta, and Genentech, along with multiple innovative small and mid-tier pharmaceutical and biologics customers.
Our growing biologics offering includes cell-line development based on our advanced and patented GPEx technology and the recently launched GPEx Boost, which are used to develop stable, high-yielding mammalian cell lines for both innovator and biosimilar biologic compounds. GPEx technology can provide rapid cell-line development, high biologics production yields, flexibility, and versatility. Our development and manufacturing facility in Madison, Wisconsin has the capability and capacity to produce cGMP quality biologics drug substance from 250L to 4000L scale using single-use technology to provide maximum efficiency and flexibility. Our fiscal 2018 acquisition of Catalent Indiana added capabilities across biologics development, clinical, and commercial drug substance manufacturing, formulation, finished-dose drug product manufacturing, and packaging. We have continued to expand production capacity in both Madison and Bloomington, Indiana, including a fourth drug substance suite in Madison, and expanded drug product manufacturing and packaging capacity in Bloomington. Our SMARTag next-generation ADC technology, based in Emeryville, California, enables development of ADCs and other protein conjugates with improved efficacy, safety, and manufacturability.
From May 2019 through February 2020, we acquired several cell and gene therapy development and manufacturing assets located in Maryland, Texas, and Belgium, and thereby entered into this fast-growing and innovative space. Our gene therapy platform develops and manufactures products based on transformative technologies, including gene therapies based on AAV and other modalities, next-generation vaccines, oncology immunotherapies (oncolytic viruses and CAR-T cell therapies), therapeutic proteins, and other complex biologics. Our specialized expertise in AAV vectors, the most commonly used delivery system for gene therapy, as well as capabilities in plasmids and lentivirus vectors manufactured using cGMP, positions us to capitalize on strong industry tailwinds in the market for gene therapies. We also provide substantial expertise and expanding capacity for the development and manufacture of autologous and allogeneic cell therapies for customers, as well as a variety of related analytical services.
Our range of injectable manufacturing offerings includes manufacturing drug substance and filling small molecules or biologics into syringes, cartridges, and vials, with flexibility to accommodate other formats within our existing network. Our fill and finish services are increasingly focused on complex pharmaceuticals and biologics. With our range of technologies, we are able to meet a wide range of specifications, timelines, and budgets. We believe that the complexity of the manufacturing process, the importance of experience and know-how, regulatory compliance, and substantial capital requirements provide us with a meaningful competitive advantage in the market.

We also offer bioanalytical development and testing services for large molecules, including cGMP release and stability testing. In fiscal 2019, we launched OneBio Suite, which provides customers the potential to seamlessly integrate drug substance, drug product, and clinical supply management for products in development, and for integrated commercial supply across both drug substance and drug product. We provide the broadest range of technologies and services supporting the development and launch of new biologic entities, biosimilars, and biobetters to bring a product from gene to commercialization, faster.
Our Biologics segment represents 33%, 23% and 18% of our aggregate revenue before inter-segment eliminations for fiscal 2020, 2019, and 2018, respectively.
Oral and Specialty Delivery
Our Oral and Specialty Delivery segment provides advanced formulation development and manufacturing across a range of technologies along with integrated downstream clinical development and commercial supply solutions. The technologies cover a broad range of oral (including our proprietary Zydis orally dissolving tablets and many bioavailability enhancement (BAE) technologies for both immediate and controlled-release tablets and capsules), respiratory and inhaled dose forms, including blow-fill-seal, metered dose inhalers, dry powder inhalers, and nasal applicators. Representative customers of Oral and Specialty Delivery include Johnson & Johnson, Pfizer, Bayer, Perrigo, Roche, and Genentech but also many small and mid-sized companies involved in the clinical development space.
Our oral delivery solutions platform provides comprehensive pre-clinical screening, formulation, analytical development, and cGMP manufacturing at both clinical and commercial scale for both traditional and advanced complex oral solid-dose formats. We have substantial proven experience in developing and scaling up orphan and rare disease oral products, especially those requiring accelerated development timelines, solubility enhancement, specialized handling (e.g., potent or controlled substance materials), complex technology transfer and specialized manufacturing processes. We provide spray drying, hot melt extrusion, micronization, and lipid formulation capabilities, all of which may enhance a drug’s bioavailability and clinical performance. We offer comprehensive analytical method development and scientific capabilities, including stability testing and global regulatory filing services to support integrated development programs or standalone fee-for-service work. In recent years, we have expanded our network of clinical development sites focused on earlier phase compounds (i.e., pre-clinical and Phase I) to engage with more customer molecules earlier, with the intent to also support these molecules downstream as they progress towards commercial approval. Demand for our offerings is driven by the need for scientific expertise, the depth and breadth of integrated services offered, as well as the reliability of our supply performance across quality and operational parameters.
We launched our orally dissolving tablet business in 1986 with the introduction of Zydis, a unique proprietary freeze-dried tablet that dissolves in the mouth, without water, in typically less than three seconds. The platform is often used for drugs that benefit from rapid oral dissolution and buccal absorption and for drugs for specialized patient groups, including geriatric or pediatric populations, that have difficulty swallowing (dysphagia). We can adapt the Zydis technology to a wide range of molecules and indications, including prescription treatments for a variety of central nervous system-related conditions such as migraine, Parkinson’s disease, and schizophrenia, and also for a range of consumer healthcare products targeting broader indications such as pain or allergy relief. We continue to invest in and develop Zydis orally dissolving tablets in different ways with our customers as we extend the application of the technology to new therapeutic categories, including immunotherapy, vaccines, and biologic molecule delivery.
Our respiratory platform provides integrated molecule screening, formulation development, and commercial manufacturing services for inhaled products delivered via metered dose inhalers, dry powder inhalers, and intra-nasal sprays. Delivery of these inhaled combination device products requires specialized capabilities to account for both the molecule and the device, to ensure accurate repeatable dose delivery.
Our blow-fill-seal platform provides an advanced aseptic processing technology, which uses a continuous process to form, fill with drug or biologic, and seal a plastic container in a sterile environment. Blow-fill-seal units are currently used for a variety of pharmaceuticals in liquid form, such as nebulized respiratory, ophthalmic, and otic products. We offer significant manufacturing capacity and flexibility in dose form design and provide development and scalable solutions for unit-dose delivery of complex formulations, such as suspensions and emulsions, for both small and large molecules.
Our Oral and Specialty Delivery segment represents 22%, 23%, and 20% of our aggregate revenue before inter-segment eliminations for fiscal 2020, 2019, and 2018, respectively.

Clinical Supply Services
Our Clinical Supply Services segment provides manufacturing, packaging, storage, distribution, and inventory management for drugs and biologics in clinical trials. We offer customers flexible solutions for clinical supplies production and provide distribution and inventory management support for both simple and complex clinical trials. This includes over-encapsulation where needed; supplying placebos, comparator drug procurement, and clinical packages and kits for physicians and patients; inventory management; investigator kit ordering and fulfillment; and return supply reconciliation and reporting. We support trials in all regions of the world through our facilities and distribution network. In recent years, we have continued to expand and extend our network, with significant expansions in Kansas City, Missouri and Singapore and new facilities in China and, effective July 2020, in Japan. We are the leading provider of integrated development solutions and one of the leading providers of clinical trial supplies. Representative customers of Clinical Supply Services include Merck KGaA, IQVIA, Eli Lilly, AbbVie, and Incyte Corporation.
Our Clinical Supply Services segment represents 11%, 13%, and 17% of our aggregate revenue before inter-segment eliminations for fiscal 2020, 2019, and 2018, respectively.
Integrated Development and Product Supply Chain Solutions
In addition to our proprietary offerings, we are also differentiated in the market by our ability to bring together our development solutions and advanced delivery technologies to offer innovative development and product supply solutions that can be combined or tailored in many ways to enable our customers to take their drugs, biologics, and consumer health products from laboratory to market. Once a product is on the market, we can provide comprehensive integrated product supply, from the sourcing of the bulk active ingredient to comprehensive manufacturing and packaging, to the testing required for release, and to distribution. The customer- and product-specific solutions we develop are flexible, scalable, and creative, so that they meet the unique needs of both large and emerging companies and are appropriate for products of all sizes. We believe that our development and product supply solutions, such as OptiForm Solution Suite and OneBio Suite, will continue to contribute to our future growth.
Sales and Marketing
Our target customers include large pharmaceutical and biotechnology companies, mid-size, emerging, and specialty pharmaceutical and biotechnology companies, and consumer health companies, along with companies in other selected healthcare market segments such as animal health and medical devices, and companies in adjacent industries, such as cosmetics. We have longstanding, extensive relationships with leading pharmaceutical and biotechnology customers. In fiscal 2020, we did business with 86 of the top 100 branded drug marketers, 24 of the top 25 generics marketers, 23 of the top 25 biologics marketers, and 22 of the top 25 consumer health marketers globally, as well as with more than 1,000 other customers. Faced with access, pricing, and reimbursement pressures as well as other market challenges, large pharmaceutical and biotechnology companies have increasingly sought partners to enhance the clinical competitiveness of their drugs and biologics and improve the productivity of their research and development activities, while reducing their fixed cost base. Many mid-size, emerging, and specialty pharmaceutical and biotechnology companies, while facing the same pricing and market pressures, have chosen not to build a full infrastructure, but rather to partner with other companies through licensing agreements or outsourcing to access the critical skills, technologies, and services required to bring their products to market. Consumer health companies require rapidly developed, innovative dose forms and formulations to keep up with the fast-paced over-the-counter medication, vitamins, and personal care markets. These market segments are all important to our growth, but require distinct solutions, marketing and sales approaches, and market strategy.
We follow a hybrid demand-generation organization model, with strategic account teams offering the full breadth of Catalent’s solutions, and technical specialist teams providing the in-depth technical knowledge and practical experience essential for each individual offering. Our sales organization currently consists of more than 160 full-time, experienced sales professionals, supported by inside sales and sales operations. We also have built a dedicated strategic marketing team, providing strategic market and product planning and management for our offerings. As part of our marketing efforts, we participate in major trade shows relevant to our offerings globally and ensure adequate visibility to our offerings and solutions through a comprehensive print and on-line advertising and publicity program. We believe that Catalent is a strong brand with high overall awareness in our established markets and universe of target customers, and that our brand identity is a competitive advantage for us.

Global Accounts
We manage selected accounts globally due to their substantial current business and growth potential. We recorded approximately 17% of our total revenue in fiscal 2020 from these global accounts. Each global account is assigned a lead business development professional with substantial industry experience. These account leaders, along with other members of the sales and executive leadership teams, are responsible for managing and extending the overall account relationship. Account leaders work closely with the rest of the sales organization to ensure alignment around critical priorities for the accounts.
Emerging, Specialty, and Virtual Accounts
Emerging, specialty, and virtual pharmaceutical and biotechnology companies are expected to be critical drivers of industry growth globally. Historically, many of these companies have chosen not to build a full infrastructure, but rather partner with other companies to formulate, develop, analyze, test, and manufacture their products. We expect them to continue to do so in the future, providing a critical source for future integrated solutions demand. We expect to continue to increase our penetration of geographic clusters of emerging companies in North America, Europe, South America, and Asia. We regularly use active pipeline and product screening and customer targeting to identify the optimal candidates for partnering based on product profiles, funding status, and relationships, to ensure that our technical sales specialists and field sales representatives develop custom solutions designed to address the specific needs of these customers.
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
Contractual Arrangements
We generally enter into a broad range of contractual arrangements with our customers, including agreements with respect to feasibility, development, supply, licenses, and quality. The terms of these contracts vary significantly depending on the offering and customer requirements. Some of our agreements may include a variety of revenue arrangements, such as fee-for-service, minimum volume commitments, royalties, manufacturing preparation services, profit-sharing, and fixed fees. We employ a range of capacity access approaches, from standard to completely dedicated capacity models, based on customer and product needs. We generally secure pricing and other contract mechanisms in our supply agreements to allow for periodic resetting of pricing terms, and, in some cases, these agreements permit us to raise or renegotiate pricing in the event of certain price increases for the raw materials we use to make products. Our typical supply agreements include indemnification from our customers for product liability and intellectual property matters and caps on our contractual liabilities, subject in each case to negotiated exclusions. The terms of our manufacturing supply agreements range from three to seven years with regular renewals of one to three years, although some of our agreements are terminable upon much shorter notice periods, such as 30 or 90 days. For our development solutions offerings, we may enter into master service agreements, which provide for standardized terms and conditions and make it easier and faster for customers with multiple development needs to access our offerings.
Backlog
While we generally have long-term supply agreements that provide for a revenue stream over a period of years, our backlog represents, as of a point in time, future service revenues from work not yet completed. For our Softgel and Oral Technologies, Biologics, and Oral and Specialty Delivery segments, backlog represents firm orders for manufacturing services and includes minimum volumes, where applicable. For our Clinical Supply Services segment, backlog represents estimated future service revenues from work not yet completed under signed contracts. Using these methods of reporting backlog, as of June 30, 2020, our backlog was $2,282.3 million compared to $1,349.8 million as of June 30, 2019, including $424.7 million and $366.3 million, respectively, related to our Clinical Supply Services segment. We expect to recognize as revenue approximately 72% of the value of the backlog in existence as of June 30, 2020 by the completion of fiscal 2021.
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

Manufacturing Capabilities
We operate manufacturing facilities, development centers, and sales offices throughout the world. As of June 30, 2020, we had 53 facilities (4 geographical locations operate as multiple facilities because they support more than one reporting segment) on four continents with 7.1 million square feet of manufacturing, laboratory, and related space. In addition, in May 2020, we agreed to acquire a clinical packaging facility in Shiga, Japan from Takeda-Teva Pharmaceuticals, Inc.. The acquisition closed in July 2020. Our manufacturing capabilities include the full suite of competencies relevant to support each site’s activities, including regulatory, quality assurance, and in-house validation.
We operate our manufacturing facilities and development centers in accordance with cGMP or other applicable requirements. All of these sites are registered where required with the FDA or other applicable regulatory agencies, such as the EMA. In some cases, our sites are registered with multiple regulatory agencies.
We have invested $860.4 million in our manufacturing and development facilities since fiscal 2018 for improvements and expansions, including $465.8 million for capital expenditures in fiscal 2020. We believe that our sites and equipment are in good condition, are well maintained, and are able to operate at or above present levels for the foreseeable future, in all material respects.
Our manufacturing operations are focused on employee health and safety, regulatory compliance, operational excellence, continuous improvement, and process standardization across the organization. In fiscal 2020, we achieved approximately 97% on-time shipment delivery versus customer request date across our network as a result of this focus. Our manufacturing operations are structured around an enterprise management philosophy and methodology that utilizes principles and tools common to a number of quality management programs, including Lean Six Sigma and Lean Manufacturing.
Raw Materials
We use a broad and diverse range of raw materials in the design, development, and manufacture of our products. This includes, but is not limited to, key materials such as gelatin, starch, and iota carrageenan for our Softgel and Oral Technologies segment; packaging films for our Clinical Supply Services segment; and glass vials and syringes for injectable fill-finish in our Biologics segment, and resin for our blow-fill-seal business in our Oral and Specialty Delivery segment. The raw materials that we use are sourced externally on a global basis. Globally, our supplier relationships could be interrupted due to natural disasters and international supply disruptions, including those caused by pandemics or geopolitical and other issues. For example, commercially usable gelatin is available from a limited number of sources. In addition, much of the gelatin we use is bovine-derived. Past concerns of contamination from Bovine Spongiform Encephalopathy (“BSE”) have narrowed the number of possible sources of particular types of gelatin. If there were a future disruption in the supply of gelatin from any one or more key suppliers, there can be no assurance that we could obtain an alternative supply from our other suppliers. Any future restriction that were to emerge on the use of bovine-derived gelatin from certain geographic sources due to concerns of contamination from BSE could hinder our ability to timely supply our customers with products and the use of alternative non-bovine-derived gelatin for specific customer products could be subject to lengthy formulation, testing and regulatory approval periods.
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
Competition
We compete with multiple companies as to each of our offerings and in every region of the globe in which we operate, including with other companies that offer conventional and advanced delivery technologies, clinical trials support, outsourced dose form, biologics or cell and gene therapy manufacturing, or development services to pharmaceutical, biotechnology, and consumer health companies based in North America, South America, Europe, and the Asia-Pacific region. We also compete in some cases with the internal operations of those pharmaceutical, biotechnology, and consumer health customers that also have manufacturing capabilities and choose to source these services internally. Some of our competitors are substantially larger than we are and have access to more substantial resources, which could be deployed to expand their range of offerings or capacity.

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
Research and Development Costs
Our research activities are primarily directed toward the development of new offerings and manufacturing process improvements. Costs incurred in connection with the development of new offerings and manufacturing process improvements are recorded within selling, general, and administrative expenses. Such research and development costs included in selling, general, and administrative expenses amounted to $2.6 million, $3.3 million, and $6.3 million for fiscal 2020, 2019, and 2018, respectively. Costs incurred in connection with research and development services we provide to customers and services performed in support of the commercial manufacturing process for customers are recorded within cost of sales. Such research and development costs included in cost of sales amounted to $61.2 million, $51.2 million, and $46.2 million for fiscal years ended 2020, 2019, and 2018, respectively.
Employees
As of June 30, 2020, we had more than 13,900 employees in 53 facilities on 4 continents: 22 facilities are in the United States, with certain employees at one facility being represented by a labor organization with their terms and conditions of employment being subject to a collective bargaining agreement. National works councils and/or labor organizations are active at all seventeen of our European facilities consistent with labor environments and laws in European countries. Similar relationships with labor organizations or national works councils exist at our plants in Argentina, Brazil, and Canada. Our management believes that our employee relations are satisfactory.

	North America	Europe	South America	Asia Pacific	Total
Approximate number of employees as of June 30, 2020	7,600	4,900	900	500	13,900

Corporate Responsibility
The guiding lighthouse of our corporate responsibility (CR) commitment is our corporate mission to help people live better, healthier lives, which is enabled by our deep belief in our values. We continue to invest in a corporate culture that understands and prioritizes our impact on people in our operations and decision-making.
Governance
Environmental and social responsibility have always been integral to our core values. We established the Office of Corporate Responsibility in fiscal 2017 and created a formal governance structure through our CR Council, which reports to the Chair and CEO. Composed of members of our senior leadership, the Council oversees the implementation of our CR strategy and commitments across our business.
Business benefits
Beyond being the right thing to do, our focus on CR strengthens our business by reducing risks, meeting customer and investor expectations, and attracting top talent. CR performance is an important contributor to our business success. It informs our risk management process, protects our reputation, and alerts us to regulatory, environmental, and societal threats to our business. Our CR activities also align with many of our customers’ CR programs and strengthens our relationships.
Our future success depends on our highly skilled and dedicated global team of employees, who are passionate about improving health outcomes. We compete for top talent in our industry and recognize that our culture and reputation as a responsible company can be a differentiator for attracting job candidates and keeping our existing employees.
Environment, Social, and Governance (ESG) progress in fiscal 2020
Our CR strategy stands on four pillars—Innovation, People, Environment, and Communities—and we have instituted a scorecard approach to monitor how each of the operating segments and sites across our network contributes to meeting our goals.
Significant areas of progress in fiscal 2020, include:
•Publishing our first Corporate Responsibility report, informed by the requirements of the Sustainability Accounting Standards Board (SASB) for Biotechnology and Pharmaceuticals and covering ESG issues including:

◦Quality,
◦Safety,
◦Environmental sustainability,
◦Diversity & inclusion, and
◦Community investment and philanthropy.
•As part of our on-going commitment to the "CEO Action for Diversity & Inclusion" pledge, growing our employee resource group (ERG) network to seven. ERGs are voluntary, employee-run groups that bring people together based on shared characteristics, interests, or life experiences.
•Employing EDGE Strategy to conduct a formal gender equality workforce assessment for our U.S. operations and expanded our global gender pay analysis.
•After extensive work to establish a verifiable and calculable baseline, formalizing a target to reduce our carbon emissions by 15% over the next five years, and thereby taking action to support global efforts to address climate change.
•Significantly growing employee and nonprofit participation in our suite of “Catalent Cares” community giving and volunteer programs. A few highlights from the most recent fiscal year:
◦Employee participation in Catalent Month of Service grew by 50% and engagement in our matching gift program tripled compared to fiscal 2019.
◦Adjusting to the realities of social distancing required by the COVID-19 pandemic, Catalent "green" teams took our annual Earth Month celebration on-line by organizing digital awareness campaigns; developing do-it-yourself videos with “green” project ideas; and encouraging site-based initiatives, such as seed packet distribution to employees.
◦Catalent and its employees donated approximately $500,000 to international and local nonprofits serving communities affected by COVID-19, making the 2020 fiscal year the largest philanthropic year for Catalent yet.
Looking ahead
Looking forward, we will expand our CR efforts and improve our performance in critical areas: We will assess how to integrate our respect for human rights more fully into our policies and practices and bolster the auditing of social and environmental standards in our supply chain. We commit to further developing our waste and water reduction strategies and sharing targets in those important environmental areas in our next CR report. We will continue to grow our community partnerships and employee-driven giving and volunteer programs, and will deepen our commitment to serving patients and promoting STEM education, training, and job-placement in our communities.
Further information on our CR program is available at https://www.catalent.com/cr, but this website is not part of our public disclosures and is not incorporated by reference into this Annual Report.
Intellectual Property
We rely on a combination of know-how, trade secrets, patents, copyrights, trademarks, and other intellectual property, nondisclosure and other contractual provisions, and technical measures to protect a number of our offerings, services, and intangible assets. These proprietary rights are important to our ongoing operations. Certain of our operations and products are covered by intellectual property licenses from third parties, and in certain instances we license our technology to third parties. We also have a long track record of innovation across our lines of business, and, to further encourage active innovation, we have developed incentive compensation systems linked to patent filings and other recognition and reward programs for scientists and non-scientists alike.
We have applied in the United States and certain other countries for registration of a number of trademarks, service marks, and patents, some of which have been registered and issued, and also hold common law rights in various trademarks and service marks. We hold nearly 1,300 patents and patent applications worldwide relating to advanced drug delivery and biologics formulations and technologies, as well as manufacturing and other areas relevant to our business.
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
Regulatory Matters
The manufacture, distribution, and marketing of healthcare products and the provision of certain services for development-stage pharmaceutical and biotechnology products are subject to extensive ongoing regulation by the FDA, other U.S. governmental authorities, and regulatory authorities in other countries. Certain of our subsidiaries are required to register for permits or licenses with, and must comply with the operating, cGMP, quality, and security standards of, applicable domestic and foreign healthcare regulators, including the FDA, the U.S. Drug Enforcement Agency (the “DEA”), the U.S. Department of Health and Human Services (the “DHHS”), the equivalent agencies of the European Union (the “E.U.”) and its member states, and various state boards of pharmacy, state health departments, and comparable agencies in other jurisdictions, as well as various accrediting bodies, each depending upon the type of operations and the locations of distribution and sale of the products manufactured or services provided by those subsidiaries.
In addition, certain of our subsidiaries are subject to other healthcare laws, including the U.S. Federal Food, Drug, and Cosmetic Act, the Public Health Service Act, the Controlled Substances Act, and comparable state and foreign laws and regulations in certain of their activities.
We are also subject to various federal, state, local, national, and transnational laws, regulations, and requirements, both in the United States and other countries, relating to safe working conditions, laboratory and distribution practices, and the use, transportation, and disposal of hazardous or potentially hazardous substances. In addition, applicable import and export laws and regulations require us to abide by certain standards relating to the cross-border transit of finished goods, raw materials, and supplies and the handling of information. We are also subject to various other laws and regulations concerning the conduct of our non-U.S. operations, including the U.S. Foreign Corrupt Practices Act, the U.K. Anti-Bribery Act, and other anti-bribery laws and laws pertaining to the accuracy of our internal books and records.
The costs associated with complying with the various applicable federal, state, local, national, and transnational regulations could be significant, and the failure to comply with such legal requirements could have an adverse effect on our results of operations and financial condition. See “Risk Factors—Risks Relating to Our Business and Industry—Failure to comply with existing and future regulatory requirements could adversely affect our results of operations and financial condition or result in claims from customers,” for additional discussion of the costs associated with complying with the various regulations.
In fiscal 2020, we were subject to 50 regulatory audits, and, over the last five fiscal years, we successfully completed approximately 290 regulatory audits.
Quality Assurance
We are committed to ensuring and maintaining the highest standard of regulatory compliance while providing high quality products to our customers. To meet these commitments, we have developed and implemented a Catalent-wide quality management system. We have nearly 2,000 employees around the globe focusing on quality and regulatory compliance. Our senior management team is actively involved in setting quality policies, standards, and internal position papers as well as managing internal and external quality performance. Our quality assurance department provides quality leadership and supervises our quality systems programs. An internal audit program monitors compliance with applicable regulations, standards, and internal policies. In addition, our facilities are subject to periodic inspection by the FDA, the DEA, and other equivalent local, state, and foreign regulatory authorities as well as our customers. All FDA, DEA, and other regulatory inspectional observations have been resolved or are on track to be completed at the prescribed timeframe provided in commitments to the applicable agency in all material respects. We believe that our operations are in compliance in all material respects with the regulations under which our facilities are governed.
Environmental Matters
Our operations are subject to a variety of environmental, health, and safety laws and regulations, including those of the U.S. Environmental Protection Agency (the “EPA”) and equivalent state, local, and national regulatory agencies in each of the jurisdictions in which we operate. These laws and regulations govern, among other things, air emissions, wastewater discharges, the use, handling, and disposal of hazardous substances and wastes, soil and groundwater contamination, and employee health and safety. Our manufacturing facilities use, in varying degrees, hazardous substances in their processes. These substances include, among others, chlorinated solvents, and in the past chlorinated solvents were used at one or more of our facilities, including a number we no longer own or operate. As at our current facilities, contamination at such formerly owned or operated properties can result and has resulted in liability to us, for which we have recorded appropriate reserves as needed. We believe that our operations are in compliance in all material respects with the environment, health, and safety regulations applicable to our facilities.

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
In January 2020, the World Health Organization declared the COVID-19 pandemic to be a “Public Health Emergency of International Concern.” COVID-19 has spread across the globe and is affecting worldwide economic activity. Any public health epidemic, including the COVID-19 pandemic, may affect our operations and those of third parties on which we rely, including our customers and suppliers. Our business, financial condition, and results of operations may be affected by: disruptions in our customers’ abilities to fund, develop, or bring to market products as anticipated; delays in or disruptions to the conduct of clinical trials; cancellations of contracts or confirmed orders from our customers; decreased demand for categories of products in certain affected regions; and inability, difficulty, or additional cost or delays in obtaining key raw materials, components, and other supplies from our existing supply chain; among other factors caused by the COVID-19 pandemic. In addition, the COVID-19 pandemic may affect the operations of the FDA and other drug regulatory authorities, which could result in delays of inspections, reviews, and approvals of our customers’ products. Our operations could be disrupted if our employees become ill or are otherwise absent from work as a result of the COVID-19 pandemic. Governmental restrictions, including travel restrictions, quarantines, shelter-in-place orders, business closures, new safety requirements or regulations, or restrictions on the import or export of certain materials, or other operational issues related to the COVID-19 pandemic may have an adverse effect on our business and results of operations. We continue to monitor our operations and governmental recommendations and have made modifications for an indefinite period to our normal operations because of the COVID-19 pandemic, including requiring most non-production related employees to work remotely. Additionally, while the potential economic impact brought by and the duration of the COVID-19 pandemic are difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively affect our short- and long-term liquidity.
To date, the COVID-19 pandemic has not had a material impact on our business, financial condition, or results of operations. However, the extent to which COVID-19 may affect our future results will depend on future developments that are highly uncertain, including the duration of the pandemic, new information that may emerge concerning the severity of the virus, and the actions governments, the pharmaceutical industry, competitors, suppliers, customers, patients, and others may take to contain or address its direct and indirect effects. The COVID-19 pandemic and associated mitigation measures may also have an adverse impact on healthcare systems, global economic conditions, or economic conditions in one or more regions where we or our customers operate, which could have an adverse effect on our business and financial condition.
In addition, the impact of the COVID-19 pandemic could exacerbate other risks we face, including those described elsewhere in "Risk Factors."
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
Our customers are engaged in research, development, production, and marketing of pharmaceutical, biotechnology, and consumer health products. The amount of customer spending on research, development, production, and marketing, as well as the outcomes of such research, development, and marketing activities, have a large impact on our sales and profitability, particularly the amount our customers choose to spend on our offerings. Our customers determine the amounts that they will spend based upon, among other things, available resources and their need to develop new products, which, in turn, are dependent upon a number of factors, including their competitors’ research, development, and production initiatives, and the anticipated market uptake, clinical, and reimbursement scenarios for specific products and therapeutic areas. In addition, consolidation in the industries in which our customers operate may have an impact on such spending as customers integrate acquired operations, including research and development departments and their budgets. Our customers finance their research and development spending from private and public sources. A reduction in spending by our customers, for these reasons or because of the COVID-19 pandemic or its direct or indirect effects, could have a material adverse effect on our business, financial condition, and results of operations. If our customers are not successful in attaining or retaining product sales due to market conditions, reimbursement issues, or other factors, our results of operations may be materially adversely affected.

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
We face substantial competition in each of our markets. Competition is driven by proprietary technologies and know-how, capabilities, consistency of operational performance, quality, price, value, responsiveness, and speed. Some competitors have greater financial, research and development, operational, and marketing resources than we do. Competition may also increase as additional companies enter our markets or use their existing resources to compete directly with ours. Expanded competition from companies in low-cost jurisdictions, such as India and China, may in the future adversely affect our results of operations or limit our growth. Greater financial, research and development, operational, and marketing resources may allow our competitors to respond more quickly with new, alternative, or emerging technologies. Changes in the nature or extent of our customers’ requirements may render our offerings obsolete or non-competitive and could adversely affect our results of operations and financial condition.
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
The manufacture, distribution, and marketing of our offerings are subject to extensive ongoing regulation by the FDA, the DEA, the EMA, and other equivalent local, state, federal, national, and transnational regulatory authorities. Failure by us or by our customers to comply with the requirements of these regulatory authorities could result in warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture or distribution, restrictions on our operations, civil or criminal sanctions, or withdrawal of existing or denial of pending approvals, permits, or registrations, including those relating to products or facilities. In addition, any such failure relating to the products or services we provide could expose us to contractual or product liability claims as well as claims from our customers, including claims for reimbursement for lost or damaged active pharmaceutical ingredients, which cost could be significant. Customers may also claim loss of profits due to lost or delayed sales, although our contracts generally place substantial limits on such claims. There can be no assurance that any such contractual limitation will be applicable, sufficient, or fully enforced in any given situation.
In addition, any new offering or product classified as a pharmaceutical or medical device must undergo lengthy and rigorous clinical testing and other extensive, costly, and time-consuming procedures mandated by the FDA, the EMA, and other equivalent local, state, federal, national, and transnational regulatory authorities in the jurisdictions that regulate our offerings and products. We or our customers may elect to delay or cancel anticipated regulatory submissions for current or proposed new offerings or products for any number of reasons.
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
The offerings we provide are highly exacting and complex, particularly in our Softgel and Oral Technologies, Biologics, and Oral and Specialty Delivery segments, due in part to strict regulatory requirements. From time to time, problems may arise in connection with facility operations or during preparation or provision of an offering, in both cases for a variety of reasons including, but not limited to, equipment malfunction, sterility variances or failures, failure to follow specific protocols and procedures, problems with raw materials, environmental factors, and damage to, or loss of, manufacturing operations due to fire, flood, or similar causes. Such problems could affect production of a particular batch or series of batches, require the destruction of or otherwise result in the loss of product or materials used in the production of product, or could halt facility production altogether. This could, among other things, lead to increased costs, lost revenue, damage to customer relations, reimbursement to customers for lost active pharmaceutical ingredients or other related losses, time and expense spent investigating the cause, lost production time, and, depending on the cause, similar losses with respect to other batches or products. Production problems in our drug and biologic manufacturing operations could be particularly significant because the cost of raw materials is often higher than in our other businesses. If problems are not discovered before the product is released to the market, recall and product liability costs may also be incurred. In addition, such risks may be greater at facilities that are new or going through significant expansion or renovation.
Our global operations are subject to economic, political, and regulatory risks, including the risks of changing regulatory standards or changing interpretations of existing standards that could affect the profitability of our operations or require costly changes to our procedures. In addition, changes to our procedures or additional procedures, implemented to comply with public health orders or best practice guidelines as a result of the COVID-19 pandemic, may increase our costs or reduce our productivity and thereby affect our business, financial condition, or results of operations.
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
The exit of the U.K. from the European Union, particularly after the end of the current transitional period, could have future adverse effects on our operations revenues, and costs, and therefore our profitability.
In June 2016, the U.K. held a referendum in which a majority of voters approved the U.K.’s exit from the E.U., and the U.K. government withdrew in October 2019. There is no immediate change affecting our business in either the U.K. or the E.U. as a result of this action, but the U.K. government is now engaged in both internal and external discussions with affected parties and considering legislation regarding the changes that will result from the decision to exit. Five of our facilities, employing hundreds of workers, are located in the U.K., and these facilities, as well as others in our network, source goods, manufacture goods, and provide services from or intended for the U.K. These facilities operate within an existing framework of trade and human capital integration with the E.U. and, by extension, the other parts of the world, with which the E.U. has trade and immigration agreements. Furthermore, some of our facilities located in other E.U. member states ship materials to and from or otherwise engage in various business interactions with the U.K., including our U.K. facilities. Due to future changes in the U.K. resulting from its exit, including potentially increased trade barriers, increased tariff rates, or custom duties, or in anticipation of such changes, our suppliers, customers, or employees may change their interactions with us, including changes in imports to or exports from the U.K., changes in the requested utilization of our facilities, both within and without the U.K., and changes in our relationships with our U.K.-based workforce. To the extent that our facilities operate as part of a cross-border supply and distribution chain, their operations may also be negatively affected by a decrease in the cross-border mobility of goods and services. We cannot anticipate the nature of these changes, as they largely depend on factors outside our control, but the changes may result in adverse changes in our future operations, revenues, and costs, and therefore our future profitability.
If we do not enhance our existing or introduce new technology or service offerings in a timely manner, our offerings may become obsolete or uncompetitive over time, customers may not buy our offerings or buy less of them, and our revenue and profitability may decline.
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
•license technology from the third party claiming infringement, which license may not be available on commercially reasonable terms or at all; and
•lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property against others.
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
We depend on various active pharmaceutical ingredients, components, compounds, raw materials, and energy supplied primarily by others for our offerings. This includes, but is not limited to, gelatin, starch, iota carrageenan, petroleum-based products, packaging films, glass vials and syringes, and resin. Also, our customers frequently provide to us their active pharmaceutical or biologic ingredient for formulation or incorporation in the finished product and may supply other raw materials as well. It is possible that any of our or our customers’ supplier relationships could be interrupted due to changing regulatory requirements, import or export restrictions, natural disasters, international supply disruptions, whether caused by pandemics or otherwise, geopolitical issues, operational or quality issues at the suppliers’ facilities, and other events, or could be terminated in the future.
For example, gelatin is a critical component in most of the products produced in our Softgel and Oral Technologies segment. Gelatin is available from only a limited number of sources. In addition, much of the gelatin we use is bovine-derived. Past concerns of contamination from bovine spongiform encephalopathy, or BSE, have narrowed the number of possible sources of particular types of gelatin. If there were a future disruption in the supply of gelatin from any one or more key suppliers, we may not be able to obtain an adequate alternative supply from our other suppliers. If future restrictions were to emerge on the use of bovine-derived gelatin due to concerns of contamination from BSE or otherwise, any such restriction could hinder our ability to timely supply our customers with products and the use of alternative non-bovine-derived gelatin could be subject to lengthy formulation, testing, and regulatory approval.

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
As a company with significant operations outside of the United States, certain revenues, costs, assets, and liabilities, including our euro-denominated 2.375% Senior Notes due 2028, are denominated in currencies other than the U.S. dollar, which is the currency that we use to report our financial results. As a result, changes in the exchange rates of these or any other applicable currency to the U.S. dollar will affect our revenues, earnings, and cash flows. There has been, and may continue to be, volatility in currency exchange rates affecting the various currencies in which we do business, including as a result of the U.K.’s exit from the E.U. Such volatility and other changes in exchange rates could result in unrealized and realized exchange losses, despite any effort we may undertake to manage or mitigate our exposure to fluctuations in the values of various currencies.
Tax legislative or regulatory initiatives, new interpretations or developments concerning existing tax laws, or challenges to our tax positions could adversely affect our results of operations and financial condition.
We are a large multinational enterprise with operations in the United States and more than a dozen other countries across North and South America, Europe, and the Asia-Pacific region, and we do business with suppliers and customers in many additional countries. As such, we are subject to the tax laws and regulations of the U.S. federal, state, and local governments and of many jurisdictions outside of the U.S. From time to time, various legislative initiatives may be proposed that could adversely affect our tax positions, and existing legislation, such as the 2017 U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”), may be subject to additional regulatory changes or new interpretations. There can be no assurance that our effective tax rate or tax payments will not be adversely affected by these initiatives.
In addition, U.S. federal, state, local, and foreign tax laws and regulations are extremely complex and subject to varying interpretations. We are subject to regular examination of our income tax returns by various tax authorities. Examinations or changes in laws, rules, regulations, or interpretations by taxing authorities could result in adverse impacts to tax years open under statute or to our operating structures currently in place. We regularly assess the likelihood of adverse outcomes resulting from these examinations or changes in laws, rules, regulations, or interpretations to determine the reasonableness of our provision for taxes. It is possible that the outcomes from these examinations or changes in laws, rules, regulations, or interpretations by taxing authorities will have a material adverse effect on our financial condition or results of operations.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
We generated net operating losses (“NOLs”) in the past that have been, and continue to be, used to reduce taxable income. Utilization of our NOL carryforwards may be subject to a substantial limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and comparable provisions of state, local, and foreign tax laws due to changes in ownership of our company that may occur in the future. Under Section 382 of the Internal Revenue Code and comparable provisions of state, local, and foreign tax laws, if a corporation undergoes an “ownership change,”

generally defined as a greater than 50% change by value in its equity ownership over a three-year period, the corporation’s ability to carry forward its pre-change NOLs to reduce its post-change income may be limited. In addition, we acquired companies that generated pre-acquisition NOLs for tax purposes that will also be subject to limitation under Section 382 and comparable provisions of state, local, and foreign tax laws. We may experience ownership changes in the future as a result of future changes in our stock ownership. As a result, our ability to use our pre-change NOL carryforwards to reduce U.S. federal, state, local, and foreign taxable income we produce in the future years may be subject to limitations, which could result in increased future tax liability to us.
Changes to the estimated future profitability of the business may require that we establish an additional valuation allowance against all or some portion of our net deferred tax assets.
We have deferred tax assets for NOL carryforwards and other temporary differences. We currently maintain a valuation allowance for a portion of our U.S. net deferred tax assets and certain foreign net deferred tax assets. It is possible we may experience a decline in U.S. taxable income resulting from a decline in profitability of our U.S. operations, an increased level of debt in the U.S., or other factors. In assessing our ability to realize our deferred tax assets, we may conclude that it is more likely than not that some additional portion or all our deferred tax assets will not be realized. As a result, we may be required to record an additional valuation allowance against our deferred tax assets, which could adversely affect our effective income tax rate and therefore our financial results.
We depend on key personnel.
We depend on our executive officers and other key personnel, including our technical personnel, to operate and grow our business and to develop new and enhanced offerings and technologies. The loss of any of these officers or other key personnel or a failure to attract and retain suitably skilled technical personnel could adversely affect our operations.
In addition to our executive officers, we rely on more than 160 senior employees to lead and direct our business. Our senior leadership team (“SLT”) is comprised of our subsidiaries’ executive officers and other vice presidents and directors who hold critical positions and possess specialized talents and capabilities that give us a competitive advantage in the market. The members of the SLT hold positions such as facility general manager, vice president/general manager of business unit commercial development, vice president of quality and regulatory activities, and vice president-finance.
With respect to our technical talent, we employ more than 2,400 scientists and technicians whose areas of expertise and specialization cover subjects such as advanced delivery, biologics and gene and cell therapy formulation and manufacturing. Many of our sites and laboratories are located in competitive labor markets like those in which our Morrisville, North Carolina; Brussels, Belgium; Woodstock, Illinois; Madison, Wisconsin; Baltimore, Maryland; Emeryville, California; Bloomington, Indiana; Nottingham, U.K.; and Schorndorf, Germany facilities are located. Global and regional competitors and, in some cases, customers and suppliers compete for the same skills and talent as we do.
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
We rely on information systems in our business to obtain, process, analyze, and manage data to:
•facilitate the manufacture and distribution of thousands of inventory items in, to, and from our facilities;
•receive, process, and ship orders on a timely basis;
•manage the accurate billing and collections for more than one thousand customers;
•create, compile, and retain testing and other product-, manufacturing-, or facility-related data necessary for meeting our and our customers’ regulatory obligations.
•manage the accurate accounting and payment for thousands of vendors and our employees;
•schedule and operate our global network of development, manufacturing, and packaging facilities;
•document various aspects of our activities, including the agreements we make with suppliers and customers;
•compile financial and other operational data into reports necessary to manage our business and comply with various regulatory or contractual obligations, including obligations under our bank loans and other indebtedness, the federal securities laws, the Internal Revenue Code, and other applicable state, local, and ex-U.S. tax laws; and

•communicate among our more than 13,900 employees spread across dozens of facilities over four continents.
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
Any acquisition that we are able to identify and complete may involve a number of risks, including, but not limited to, the diversion of management’s attention to integrate the acquired businesses or joint ventures, the possible adverse effects on our operating results during the integration process, the potential loss of customers or employees in connection with the acquisition, delays or reduction in realizing expected synergies, unexpected liabilities, and our potential inability to achieve our intended objectives for the transaction. In addition, we may be unable to maintain uniform standards, controls, procedures, and policies, which may lead to operational inefficiencies.
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
Cell and gene therapies are relatively new and still-developing modes of treatment, dependent on cutting-edge technologies, and our customers’ cell or gene therapies may be perceived as unsafe or may result in unforeseen adverse events. Negative public opinion, continuing research, or increased regulatory scrutiny of cell or gene therapies and their financial cost may damage public perception of the safety, utility, or efficacy of these therapies and harm our customers’ ability to conduct their business or obtain regulatory approvals for their cell or gene therapy products, and thereby have an indirect, adverse effect on our cell or gene therapy offerings.
Cell and gene therapy remain relatively new means for treating disease and other medical conditions, with only a few cell and gene therapies approved to date in the U.S., the E.U., or elsewhere. Public perception may be influenced by claims that cell or gene therapies are unsafe, and cell or gene therapy may not gain the acceptance of the public or the medical community. In addition, ethical, social, legal, and cost-benefit concerns about cell or gene therapy, genetic testing, and genetic research could result in additional regulations or limitations or even outright prohibitions on certain cell or gene therapies or related products. Various regulatory and legislative bodies have expressed an interest in, or have taken steps towards, further regulation of various biotechnologies, including cell and gene therapies. More restrictive regulations or claims that certain cell or gene therapies are unsafe or pose a hazard could reduce our customers’ use of our services. We can provide no assurance whether legislative changes will be enacted, regulations, policies, or guidance changed, or interpretations of existing strictures by agencies or courts changed, or what the impact of such changes, if any, may be.

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
We employ more than 13,900 individuals worldwide, including approximately 7,600 employees in North America, 4,900 in Europe, 900 in South America, and 500 in the Asia-Pacific region. Certain employees at one of our North American facilities are represented by a labor organization, and national works councils or labor organizations are active at all of our European facilities and certain of our other facilities consistent with local labor environments and laws. Our management believes that our employee relations are satisfactory. However, further organizing activities, collective bargaining, or changes in the regulatory framework for employment may increase our employment-related costs or may result in work stoppages or other labor disruptions. Moreover, as employers are subject to various employment-related claims, such as individual and class actions relating to alleged employment discrimination and wage-hour and labor standards issues, such actions, if brought against us and successful in whole or in part, may affect our ability to compete or have a material adverse effect on our business, financial condition, and results of operations.
Certain of our pension plans are underfunded, and additional cash contributions we may make to increase the funding level will reduce the cash available for our business, such as the payment of our interest expense.
Certain of our current and former employees in the U.S., the U.K., Germany, France, Japan, Belgium, and Switzerland are participants in defined benefit pension plans that we sponsor. As of June 30, 2020, the underfunded amount of our pension plans on a worldwide basis was $62.9 million, primarily related to our pension plans in the U.K. and Germany. In addition, we have an estimated obligation of $38.6 million, as of June 30, 2020, related to our withdrawal from a multiemployer pension plan in which we formerly participated. In general, the amount of future contributions to the underfunded plans will depend upon asset returns, applicable actuarial assumptions, prevailing and expected interest rates, and other factors, and, as a result, the amount we may be required to contribute in the future to fund the obligations associated with such plans may vary. Such cash contributions to the plans will reduce the cash available for our business, including the funds available to pursue strategic growth initiatives or the payment of interest expense on our indebtedness.
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
As of June 30, 2020, we had $3,057.3 million (U.S. dollar equivalent) of total indebtedness outstanding, consisting of $938.1 million of secured indebtedness under our senior secured credit facilities; $1,875.6 million of senior unsecured indebtedness, including $500.0 million aggregate principal amount of Senior Notes due 2027 (the “USD 2027 Notes”), $450.0 million aggregate principal amount of Senior Notes due 2026 (the “USD 2026 Notes”), €825.0 million aggregate principal amount of Senior Notes due 2028 (the “Euro 2028 Notes” and, together with the USD 2027 Notes and USD 2026 Notes, the “Senior Notes”); $100 million representing the gross value of the remaining deferred purchase consideration related to the acquisition of Catalent Indiana, and $142.2 million of finance lease and other obligations. In addition, we had $543.3 million of unutilized capacity and $6.7 million of outstanding letters of credit under our $550.0 million secured revolving credit facility, which is part of our senior secured credit facilities (the “Revolving Credit Facility”).
Our high degree of leverage could have important consequences for us, including:
•increasing our vulnerability to adverse economic, industry, or competitive developments;
•exposing us to the risk of increased interest rates because certain of our borrowings, including borrowings under our senior secured credit facilities, are at variable rates of interest;
•exposing us to the risk of fluctuations in exchange rates because of our Euro Notes;
•making it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in one or more events of default under the agreements governing such indebtedness or, through cross-defaults, in agreements governing other indebtedness;
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
Our total interest expense, net was $126.1 million, $110.9 million, and $111.4 million for fiscal years 2020, 2019, and 2018, respectively. After taking into consideration our ratio of fixed-to-floating-rate debt, including as a result of our April 2020 interest-rate swap agreement with Bank of America N.A., and assuming that our revolving credit facility is undrawn and LIBOR is above any applicable minimum floor, each change of 100 basis points in interest rates would result in a change of approximately $0.7 million in annual interest expense on the indebtedness under our senior secured credit facilities.

Despite our high indebtedness level, we and our subsidiaries are still capable of incurring significant additional debt, which could further exacerbate the risks associated with our substantial indebtedness.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and, under certain circumstances, the amount of indebtedness that we may incur while remaining in compliance with these restrictions could be substantial. In addition, as of June 30, 2020, we had approximately $543.3 million available to us for borrowing, subject to certain conditions, under our Revolving Credit Facility. If new debt is added to our subsidiaries’ existing debt levels, the risks associated with debt we currently face would increase.
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
Despite the limitations in our debt agreements, we retain the ability to take certain actions that may interfere with our ability to timely pay our substantial indebtedness.
The covenants in the Credit Agreement and in the several indentures governing our Senior Notes (collectively, the "Indentures") contain various exceptions to the limitations they otherwise impose on our ability and the ability of our restricted subsidiaries to take the various actions described in the prior risk factor. For example, if the notes have investment-grade ratings and we are not in default under these agreements, certain of these covenants will not apply, including the covenants restricting certain dividends and other payments, the covenants concerning the incurrence of indebtedness, and the covenants limiting guarantees of indebtedness by our restricted subsidiaries. In addition, the covenants restricting dividends and other distributions by us, purchases or redemption of certain equity securities, and prepayment, redemption, or repurchase of any subordinated indebtedness are subject to various exceptions.
We are currently using and may in the future use derivative financial instruments to reduce our exposure to market risks from changes in interest rates on our variable-rate indebtedness or changes in currency exchange rates, and any such instrument may expose us to risks related to counterparty credit worthiness or non-performance of these instruments.
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
On May 16, 2019, we filed with the Delaware Secretary of State a certificate of designation of preferences, rights, and limitations (as amended, the “Certificate of Designation”) with respect to 1,000,000 shares of our preferred stock, par value $0.01 per share, designating such shares as our Series A Convertible Preferred Stock (the “Series A Preferred Stock”), and, on May 17, 2019, we completed the sale of 650,000 shares of our Series A Preferred Stock to affiliates (the “Preferred Stock Investors”) of Leonard Green & Partners, L.P. pursuant to an equity commitment and investment agreement, dated as of April 14, 2019, between us and certain of the Preferred Stock Investors. As of August 25, 2020, these shares represented approximately 8.1% of our outstanding Common Stock, on an as-converted basis. Holders of Series A Preferred Stock are entitled to a cumulative dividend at the rate of 5.0% per annum, subject to adjustment and payable quarterly in arrears. See Note 13 to the consolidated financial statements included elsewhere in this Annual Report (the "Consolidated Financial Statements"). The dividends are to be paid in cash or in-kind through an increase in the stated value of each share of Series A Preferred Stock. Such holders are also entitled to receive, on an as-converted basis, whatever holders of each share of Common Stock may be entitled to receive as a result of any declaration of a dividend on the Common Stock.
Under various circumstances defined in the Certificate of Designation, (a) holders of shares of our Series A Preferred Stock may be entitled to convert such shares to shares of our Common Stock, (b) we may require all holders of such shares to convert such shares to shares of our Common Stock, or (c) we may redeem all such shares for, at our election, cash or shares of our Common Stock. The number of shares of Common Stock to which the shares of our Series A Preferred Stock may convert or be redeemed is based in part on the stated value of a share of Series A Preferred Stock, in accordance with the terms of the Certificate of Designation, so any increase in the stated value may lead to an increase in the number of deemed shares of Common Stock held by the Preferred Stock Investors on an “as-converted” basis.

As holders of our Series A Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our Common Stock, on all matters submitted to a vote of the holders of our Common Stock, the issuance of the Series A Preferred Stock to the Preferred Stock Investors, and any subsequent increase in the stated value of those shares by a payment-in-kind of the dividends payable thereon, effectively reduces the relative voting power of the holders of our Common Stock.
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
The Preferred Stock Investors may exercise influence over us, including through their ability to designate, and the ability of the holders of Series A Preferred Stock to elect, a member of our board of directors.
As of August 25, 2020, the outstanding shares of our Series A Preferred Stock represented approximately 8.1% of our outstanding Common Stock, on an as-converted basis. In addition, the terms of the Series A Preferred Stock grant the Preferred Stock Investors consent rights with respect to certain actions by us, including:
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
The trading price of our Common Stock has been and continues to be volatile. For the three years ended June 30, 2020, our Common Stock price as quoted on the NYSE ranged from $18.92 to $80.52. The trading price of our Common Stock may be adversely affected by a number of factors, such as those listed above in “Risks Relating to Our Business and Industry” and the following:
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
•changes in the accounting principles we use to record our results or our application of these principles to our business; and
•other events or factors, including those resulting from natural disasters, hostilities, acts of terrorism, geopolitical activity, public health crises, including pandemics, or responses to these events.

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
Because we have no plan to pay cash dividends on our Common Stock for the foreseeable future, a stockholder may not receive any return on an investment in our Common Stock unless it is sold for a net price greater than was paid for it.
We currently intend to retain future earnings, if any, for future operations, expansion, and debt repayment and have no current plan to pay any cash dividend on our Common Stock for the foreseeable future. Our board of directors has also authorized a stock buyback program that we may use from time to time to purchase shares of our Common Stock. Any future decision to pay a dividend in respect of our Common Stock, and the amount and timing of any such dividend, will be at the sole discretion of our board of directors. Our board of directors may take into account, when deciding whether or how to pay a dividend, such factors as they may deem relevant, including general economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, possible future alternative deployments of our cash, our future capital requirements, and contractual, legal, tax, and regulatory restrictions and implications on the payment of dividends by us to our holders of shares of our Common Stock or by our subsidiaries to us. In addition, our ability to pay dividends is limited by covenants in the agreements governing our outstanding indebtedness and may be limited by covenants of any future indebtedness we or our subsidiaries incur. As a result, a holder of a share of our Common Stock may not receive any return on such investment unless it is sold for a price greater than that which was paid for it, taking into account any applicable commission or other costs of acquisition or sale.
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
As of August 25, 2020, 13,676,027 shares of our Common Stock (including (a) the 13,218,874 shares of Common Stock into which outstanding shares of Series A Preferred Stock can be converted (the “As-Converted Shares”) and (b) 453,653 shares of restricted stock and performance-based restricted stock issued pursuant to the equity incentive plans we have established for our employees and non-employee directors), representing approximately 7.7% of the sum of our total outstanding shares of Common Stock and the As-Converted Shares, are “restricted securities” within the meaning of the SEC’s Rule 144 under the Securities Act (“Rule 144”) and subject to certain restrictions on resale. Restricted securities may be sold in the public market only if they are registered under the Securities Act or are sold pursuant to an exemption from registration such as Rule 144. A registration statement in respect of the offer and sale of the shares of Series A Preferred Stock and As-Converted Shares by the holders of the Series A Preferred Stock is and remains effective.
In addition, as of August 25, 2020, 2,281,648 shares of our Common Stock may become eligible for sale upon exercise of vested options. A total of 15,600,000 shares of our Common Stock were reserved for issuance under our 2018 Omnibus Incentive Plan, subject to adjustment for retired and post-June 30, 2018 awards under the prior 2014 Omnibus Incentive Plan. As of August 25, 2020, 10,533,923 shares of our Common Stock remain available for future issuance under the 2018 Omnibus Incentive Plan. These shares can be sold in the public market upon issuance, subject to restrictions under the securities laws applicable to resales by affiliates.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our principal executive offices are located at 14 Schoolhouse Road, Somerset, New Jersey. As of June 30, 2020, we had 53 facilities (4 geographical locations operate as multiple facilities because they support more than one reporting segment), comprising manufacturing operations, development centers, and sales offices contained in approximately 7.1 million square feet of manufacturing, laboratory and related space. Our manufacturing capabilities include all required regulatory, quality assurance and in-house validation space. The following table sets forth our facilities containing manufacturing, laboratory, and related space by reporting segment and geographic location as of June 30, 2020:

Geographic Region	Softgel and Oral Technologies	Biologics	Oral and Specialty Delivery	Clinical Supply Services	Total (1)
North America	4	9	7 (2)	3	23
South America	3	0	0	0	3
Europe	4	5	5	3	17
Asia-Pacific	2	0	0	4	6
Total	13	14	12	10	49
(1) Sites that are used by multiple segments are included once for each segment in this table.
(2) The facility in Somerset, New Jersey also houses our principal executive offices.
Additional information with respect to our property, plant, and equipment and our leases is contained in Notes 16 and 19 to our Consolidated Financial Statements.

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
As of August 25, 2020, we had 14 holders of record and 4 holders of record of outstanding shares of our Common Stock and Series A Preferred Stock, respectively. This number does not include beneficial owners whose shares were held in street name.
We did not declare or pay any dividend on our Common Stock in fiscal 2020 or fiscal 2019. We have no current plan to pay any dividend on our Common Stock. Any decision to declare and pay dividends in the future will be made at the sole discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restriction, and other factors that our board of directors may deem relevant. Because we are a holding company and have no direct operations, we will only be able to pay dividends from funds we receive from our subsidiaries. In addition, our ability to pay dividends will be limited by covenants in our existing indebtedness and the Certificate of Designation and may be limited by the agreements governing other indebtedness we or our subsidiaries incur in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt and Financing Arrangements—Debt Covenants.”
Recent Sales of Unregistered Equity Securities
We did not sell any unregistered equity securities during the period covered by this Annual Report.
Purchases of Equity Securities
In October 2015, our board of directors authorized a share repurchase program, permitting the use of up to $100.0 million to repurchase outstanding shares of our Common Stock. On August 27, 2020, our board of directors terminated this share repurchase program. There was no purchase by us, on our behalf, or on behalf of any affiliate of our registered equity securities during the period covered by this Annual Report or at any time since the share repurchase program was authorized by our board of directors in 2015.

Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return on our Common Stock from June 30, 2015 through June 30, 2020, based on the market price of our Common Stock and assuming reinvestment of dividends, with the cumulative total shareholder return of companies on the S&P Composite 1500 Index and S&P Composite 1500 Healthcare Index. The graph assumes that $100 was invested in our Common Stock and in each index at the market close on June 30, 2015. The stock price performance of the following graph is not necessarily indicative of future stock performance.

ITEM 6.  SELECTED FINANCIAL DATA
The following table sets forth our selected historical financial and operating data for, or as of the end of, each of the five years ended June 30, 2020. The selected financial data as of June 30, 2020 and 2019, and for the fiscal years ended June 30, 2020, 2019, and 2018, have been derived from our audited Consolidated Financial Statements. The financial data as of June 30, 2018, 2017, and 2016 and for the fiscal years ended June 30, 2017 and 2016 have been derived from our audited consolidated financial statements not included in this Annual Report. This table should be read in conjunction with the Consolidated Financial Statements and the notes thereto.

	Fiscal Year Ended June 30,
(Dollars in millions, except per share data)	2020	2019	2018	2017	2016
Statement of Operations Data:
Net revenue	$3,094.3	$2,518.0	$2,463.4	$2,075.4	$1,848.1
Cost of sales	2,111.0	1,712.9	1,710.8	1,420.8	1,260.5
Gross margin	983.3	805.1	752.6	654.6	587.6
Selling, general, and administrative expenses	577.9	512.0	464.8	402.6	358.1
Impairment charges and loss on sale of assets	5.5	5.1	8.7	9.8	2.7
Restructuring and other	5.5	14.1	10.2	8.0	9.0
Operating earnings	394.4	273.9	268.9	234.2	217.8
Interest expense, net	126.1	110.9	111.4	90.1	88.5
Other expense/(income), net	7.9	2.7	5.5	8.5	(15.6)
Earnings before income taxes	260.4	160.3	152.0	135.6	144.9
Income tax expense/(benefit)	39.7	22.9	68.4	25.8	33.7
Net earnings	220.7	137.4	83.6	109.8	111.2
Less: Net (loss)/earnings attributable to non-controlling interest, net of tax	—	—	—	—	(0.3)
Less: Net earnings attributable to preferred shareholders	(47.7)	(5.4)	—	—	—
Net earnings attributable to common shareholders	$173.0	$132.0	$83.6	$109.8	$111.5

Basic earnings per share attributable to common shareholders	1.16	0.92	0.64	0.88	0.89

Diluted earnings per share attributable to common shareholders	1.14	0.90	0.63	0.87	0.89

	Fiscal Year Ended June 30,
(Dollars in millions)	2020	2019	2018	2017	2016
Balance Sheet Data (at period end):
Cash and cash equivalents	$953.2	$345.4	$410.2	$288.3	$131.6
Goodwill	2,470.6	2,220.9	1,397.2	1,044.1	996.5
Total assets	7,776.5	6,184.0	4,531.1	3,454.3	3,091.1
Long-term debt, including current portion and other short-term borrowing	3,018.0	2,959.3	2,721.3	2,079.7	1,860.5
Total liabilities	4,271.1	3,895.8	3,444.4	2,730.8	2,455.2
Total shareholders’ equity/(deficit)	$2,898.8	$1,681.6	$1,086.7	$723.5	$635.9

(Dollars in millions)	2020	2019	2018	2017	2016
Other Financial Data:
Capital expenditures	$465.8	$218.1	$176.5	$139.8	$139.6
Net cash provided by/(used in) operations:
Operating activities	440.3	247.7	374.5	299.5	155.3
Investing activities	(827.5)	(1,510.4)	(919.3)	(309.0)	(137.7)
Financing activities	1,001.7	1,201.4	669.1	161.3	(30.8)
Effect of foreign currency on cash	$(6.7)	$(3.5)	$(2.4)	$4.9	$(6.5)

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
Overview
We are the leading global provider of advanced delivery technologies and development and manufacturing solutions for drugs; protein, cell, and gene therapy biologics, and consumer health products. Our oral, injectable, cell and gene therapy and cell, and respiratory delivery technologies address the full diversity of the pharmaceutical industry, including small molecules; protein, cell, and gene therapy biologics; and consumer health products. Through our extensive capabilities and deep expertise in product development, we can help our customers take products to market faster, including nearly half of new drug products approved by the FDA in the last decade. Our advanced delivery technology platforms, which include those in our Softgel and Oral Technologies, Biologics, and Oral and Specialty Delivery segments, our proven formulation, manufacturing, and regulatory expertise, and our broad and deep intellectual property enable our customers to develop more products and better treatments for patients and consumers. Across both development and delivery, our commitment to reliably supply our customers’ and their patients’ needs is the foundation for the value we provide; annually, we produce more than 74 billion doses for nearly 7,000 customer products, or approximately 1 in every 20 doses of such products taken each year by patients and consumers around the world. We believe that through our investments in growth-enabling capacity and capabilities, our ongoing focus on operational and quality excellence, the sales of existing and introduction of new customer products, our innovation activities and patents, and our entry into new markets, we will continue to benefit from attractive and differentiated margins and realize the growth potential from these areas.
In fiscal 2020, we engaged in a business reorganization of our operating segments to better align our internal business unit structure with our “Follow the Molecule” strategy and the increased focus on our biologics-related offerings. Under the revised structure, we changed the components and names of three of our four operating segments (with our fourth segment, Clinical Supply Services, unchanged).
We currently operate in four operating segments, which also constitute our four reporting segments: Softgel and Oral Technologies, Biologics, Oral and Specialty Delivery, and Clinical Supply Services, as further described in "Business—Our Reporting Segments" contained elsewhere in this Annual Report.
The COVID-19 Pandemic
The COVID-19 pandemic has spread across the globe and is affecting economic activity worldwide, including in the countries in which we, our customers, our suppliers, and our other business partners conduct business. Governments in affected regions have implemented, and may continue to implement, measures to protect public health, including quarantines, travel restrictions, business closures, cancellations of public gatherings, and measures that affect the flow of goods between different regions. We have taken and continue to take steps to avoid or reduce infection or contamination and otherwise protect our employees and our business, in line with guidelines issued by the CDC, the WHO, and local authorities where we operate, to re-emphasize good hygiene practices, severely restrict non-employee access to our sites, reorganize our workflows where permitted to maximize social distancing, limit our employees to only business-critical travel (where permitted by local law), facilitate safer alternatives to travel to and from work, and employ remote-working strategies. In addition, to address the multiple dimensions of the pandemic, two senior, multi-disciplinary teams reporting directly to our Chief Executive Officer have been continuously monitoring the global situation, executing mitigation activities whenever and wherever required, and planning for a phased and structured return to our facilities as circumstances will permit for those employees who have been remote-working since the pandemic began.
We have reviewed and will continue to analyze our supply chain to identify any risk, delay, or concern that may have an impact on our ability to deliver our services and products. To date, we have not identified any significant risk, delay, or concern that would have a substantial effect on such delivery. We have adopted various procedures to minimize and manage any future disruption to our ongoing operations. These include procuring expanded safety stocks of raw materials and personal protective equipment across our network, as well as ongoing monitoring of our suppliers’ stock levels to assure future deliveries. Our existing procedures, which are consistent with cGMP and other regulatory standards, are intended to assure the integrity of our supply against any contamination. We have added a detailed response plan to manage any impact of the virus on employee health, site operations, and product supply, including immediate assessment of the health of employees reporting symptoms, comprehensive risk assessment of any impact to quality, additional cleaning protocols, and alternative shift patterns to compensate should fewer employees be available.
The COVID-19 pandemic has not had a material adverse impact on our business, financial condition, or results of operations to date, but, at this point, the extent to which the COVID-19 pandemic may affect our future financial condition or results of operations remains uncertain and will depend on future developments that are highly uncertain, including the duration of the pandemic, new information that may emerge concerning the severity of the virus, and the actions governments, the pharmaceutical industry, competitors, suppliers, customers, patients, and others may take to contain or address its direct and indirect effects. The COVID-19 pandemic and associated mitigation measures may also have an adverse impact on the healthcare systems, global economic conditions, or economic conditions in one or more regions where we or our customers operate, which could have an adverse effect on our business and financial condition. We have observed some increases in customer delays and cancellations, occasional increases in absenteeism of production employees in our facilities in certain affected regions, and disruptions in certain clinical trials supported by our Clinical Supply Services segment, with a small percentage of our customers expecting a reduction in demand and a larger percentage expecting an increase in demand, in each case due to circumstances relating to the COVID-19 pandemic and the responsive measures. We have also seen revenue increases and the potential for further revenue increases related to projects seeking to address the COVID-19 pandemic or its effects. Future financial periods may reflect greater effects of the pandemic on the results of our operations.
See also “Risk Factors — Risks Related to Our Business and Industry — Our business, financial condition, and results of operations may be adversely affected by global health epidemics, including the COVID-19 pandemic” elsewhere in this Annual Report.
Critical Accounting Policies and Recent Accounting Pronouncements
The following disclosure supplements the descriptions of our accounting policies contained in Note 1 to our Consolidated Financial Statements regarding significant areas of judgment. Management made certain estimates and assumptions during the preparation of the Consolidated Financial Statements in accordance with U.S. GAAP. These estimates and assumptions affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities in the Consolidated Financial Statements. These estimates also affect the reported amount of net earnings during the reporting periods. Actual results could differ from those estimates. Because of the size of the financial statement elements to which they relate, some of our accounting policies and estimates have a more significant impact on the Consolidated Financial Statements than others.
Management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of our board of directors. A discussion of some of our more significant accounting policies and estimates follows.
Revenue
We sell products and services directly to our pharmaceutical, biotechnology, and consumer health customers. The majority of our business is conducted through manufacturing and commercial product supply, development services, and clinical supply services. On July 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), codified as Accounting Standards Codification (“ASC”) 606, using the modified retrospective method of adoption. Prior period amounts have not been restated and continue to be reported in accordance with our historical accounting policies. For discussion on the impact of adopting ASC 606 on our accounting, refer to Note 1 to our Consolidated Financial Statements.
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
Goodwill and Indefinite-Lived Intangible Assets
We account for purchased goodwill and intangible assets with indefinite lives in accordance with ASC 350, Intangible and Other Assets. Under ASC 350, goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually. We perform an impairment evaluation of goodwill annually during the fourth quarter of our fiscal year or when circumstances otherwise indicate an evaluation should be performed. The evaluation may begin with a qualitative assessment for each reporting unit to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than its carrying value. If the qualitative assessment does not generate a positive response, or if no qualitative assessment is performed, a quantitative assessment, based upon discounted cash flows, is performed and requires management to estimate future cash flows, growth rates, and economic and market conditions. In fiscal 2018 and 2020, we proceeded immediately to the quantitative assessment, but in fiscal 2019 we began with the qualitative assessment. The evaluations performed in fiscal 2018, 2019 and 2020 resulted in no impairment charge.
See Note 4 to the Consolidated Financial Statements.
Series A Preferred Stock Dividend Adjustment Feature
The terms of the Series A Preferred Stock include a dividend adjustment feature to provide the holders with certain protections against a decline in the trading price of our Common Stock. Because this adjustment feature depends in part on the value of external metrics at future dates, over which we have no control, this feature is accounted for separately from the rest of the Series A Preferred Stock as a derivative instrument, which is measured at fair value, as of the valuation date, using a combination of (i) a Monte Carlo simulation and (ii) a binomial lattice model, which incorporates the terms and conditions of the Series A Preferred Stock and is based on changes in the market prices of shares of our Common Stock over successive periods. Key assumptions used in both models include the current market price of one share of the Common Stock and its historical and expected volatility, risk-neutral interest rates, and the remaining term of the adjustment feature. The calculation of the estimated fair value of the derivative liability is highly sensitive to changes in the unobservable inputs, such as the expected volatility and the Company’s specific credit spread. We recognize the derivative as either an asset or liability in the consolidated balance sheets at its fair value and revalue it as of the end of each quarterly reporting period; changes in the fair value are recognized in the consolidated statements of operations.
Income Taxes
In accordance with ASC 740, Income Taxes, we account for income taxes using the asset and liability method. The asset and liability method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and the corresponding financial reporting bases of our assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in the respective jurisdictions in which we operate. Deferred taxes are not provided on the undistributed earnings of subsidiaries outside of the United States when it is expected that these earnings will be permanently reinvested. In fiscal 2018, we recorded a provision for U.S. income taxes and foreign withholding taxes in relation to expected repatriations as a result of the 2017 Tax Act, but we have not made any provision for U.S. income taxes on the remaining undistributed earnings of foreign subsidiaries as those earnings are considered permanently reinvested in the operations of those foreign subsidiaries in fiscal 2020.
The 2017 Tax Act imposed taxes on so-called “global intangible low-taxed income” (“GILTI”) earned by certain foreign subsidiaries of a U.S. company. In accordance with ASC 740, we made an accounting policy election to treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred.
We assess the realizability of deferred tax assets by considering all available evidence, both positive and negative, in assessing the need for a valuation allowance for deferred tax assets. We evaluate four possible sources of taxable income when assessing the realization of deferred tax assets:

•carrybacks of existing NOLs (if and to the extent permitted by tax law);
•future reversals of existing taxable temporary differences;
•tax planning strategies; and
•future taxable income exclusive of reversing temporary differences and carryforwards.
We consider the need to maintain a valuation allowance on deferred tax assets based on management’s assessment of whether it is more likely than not that we would realize those deferred tax assets as a result of future reversals of existing taxable temporary differences and the ability to generate sufficient taxable income within the carryforward period available under the applicable tax law.
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
Our accounting for income taxes involves the application of complex tax regulations in the U.S. and in each of the non-U.S. jurisdictions in which we operate, particularly European tax jurisdictions. The determination of income subject to taxation in each tax-paying jurisdiction requires us to review reported book income and the events occurring during the year in each jurisdiction in which we operate. In addition, the application of deferred tax assets and liabilities will have an effect on the tax expense in each jurisdiction. For those entities engaging in transactions with affiliates, we apply transfer-pricing guidelines relevant in many jurisdictions in which we operate and make certain informed and reasonable assumptions and estimates about the relative value of contributions by affiliates when assessing the allocation of income and deductions between consolidated entities in different jurisdictions. The estimates and assumptions used in these allocations can result in uncertainty in the measured tax benefit.
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
Acquisition and Related Integration Efforts
Our growth and profitability are affected by the acquisitions we complete and the speed at which we integrate those acquisitions into our existing operating platforms. In fiscal 2018, we acquired Catalent Indiana in order to enhance our biologics capabilities, and it has been integrated into our Biologics segment. In fiscal 2019, we completed the acquisitions of Juniper, based in the U.K., in August 2018 and of a gene therapy business, based in the U.S., in May 2019, which have been integrated into our Oral and Specialty Delivery and Biologics segments, respectively. In fiscal 2020, we completed the acquisitions of additional U.S.-based gene therapy assets from Novavax, in July 2019, and MaSTherCell, based in Belgium and the U.S., in February 2020, which have been integrated into our Biologics segment. We also completed the acquisition of the Anagni facility based in Italy, in January 2020, which has been integrated into our Oral and Specialty Delivery and Biologics segments.
Foreign Exchange Rates
Our operating network is global, and, as a result, we have substantial revenues and operating expenses that are denominated in currencies other than the U.S. dollar, the currency in which we report our financial results, and are therefore influenced by changes in currency exchange rates. In fiscal 2020, approximately 41% of our revenue was generated from our operations outside the United States. Significant foreign currencies for our operations include the British pound, European euro, Brazilian real, Argentine peso, Japanese yen, and the Canadian dollar.

Trends Affecting Our Business
Industry
We participate in nearly every sector of the global pharmaceutical and biotechnology industry, which has been estimated to generate more than $1 trillion in annual revenue, including, but not limited to, the prescription drug and biologic sectors as well as consumer health, which includes the over-the-counter and vitamins and nutritional supplement sectors. Innovative pharmaceuticals continue to play a critical role in the global market, while the share of revenue due to generic drugs and biosimilars is increasing in both developed and developing markets. Sustained developed market demand and rapid growth in emerging economies is driving the consumer health product growth rate to more than double that for pharmaceuticals. Payors, both public and private, have sought to limit the economic impact of pharmaceutical and biologics product demand through greater use of generic and biosimilar drugs, access and spending controls, and health technology assessment techniques, favoring products that deliver truly differentiated outcomes.
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
Non-GAAP Metrics
As described in this section, management uses various financial metrics, including certain metrics that are not based on concepts defined in U.S. GAAP, to measure and assess the performance of our business, to make critical business decisions, and to assess our compliance with certain financial obligations. We therefore believe that presentation of certain of these non-GAAP metrics in this Annual Report will aid investors in understanding our business.
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
We believe that the presentation of EBITDA from operations enhances an investor’s understanding of our financial performance. We believe this measure is a useful financial metric to assess our operating performance across periods and use this measure for business planning purposes. In addition, given the significant investments that we have made in the past in property, plant and equipment, depreciation and amortization expenses represent a meaningful portion of our cost structure. We believe that disclosing EBITDA from operations will provide investors with a useful tool for assessing the comparability between periods of our ability to generate cash from operations sufficient to pay taxes, to service debt, and to undertake capital expenditures without consideration of non-cash depreciation and amortization expense. We present EBITDA from operations in order to provide supplemental information that we consider relevant for the readers of the Consolidated Financial Statements, and such information is not meant to replace or supersede U.S. GAAP measures. Our definition of EBITDA from operations may not be the same as similarly titled measures used by other companies. The most directly comparable measure to EBITDA from operations defined under U.S. GAAP is net earnings/(loss). Included in this Management’s Discussion and Analysis is a reconciliation of net earnings/(loss) to EBITDA from operations.

In addition, we evaluate the performance of our segments based on segment earnings before non-controlling interest, other (income)/expense, impairments, restructuring costs, interest expense, income tax expense/(benefit), and depreciation and amortization (“Segment EBITDA”).
Adjusted EBITDA
Under the Credit Agreement and the Indentures, the ability of Operating Company to engage in certain activities, such as incurring certain additional indebtedness, making certain investments and paying certain dividends, is tied to ratios based on Adjusted EBITDA (which is defined as “Consolidated EBITDA” in the Credit Agreement and “EBITDA” in the Indentures). Adjusted EBITDA is a covenant compliance measure in our Credit Agreement and Indentures, particularly those covenants governing debt incurrence and restricted payments. Adjusted EBITDA is based on the definitions in the Credit Agreement, is not defined under U.S. GAAP, is not a measure of operating income, operating performance or liquidity presented in accordance with U.S. GAAP, and is subject to important limitations. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.
In addition, we use Adjusted EBITDA as a performance metric that guides management in its operation of and planning for the future of the business and drives certain management compensation programs. Management believes that Adjusted EBITDA provides a useful measure of our operating performance from period to period by excluding certain items that are not representative of our core business, including interest expense and non-cash charges like depreciation and amortization.
The measure under U.S. GAAP most directly comparable to Adjusted EBITDA is net earnings/(loss). In calculating Adjusted EBITDA, we add back certain non-cash, non-recurring and other items that are deducted when calculating EBITDA from operations and net earnings, consistent with the requirements of the Credit Agreement. Adjusted EBITDA, among other things:
•does not include non-cash stock-based employee compensation expense and certain other non-cash charges;
•does not include cash and non-cash restructuring, severance and relocation costs incurred to realize future cost savings and enhance operations;
•adds back any non-controlling interest expense, which represents minority investors’ ownership of non-wholly owned consolidated subsidiaries and is, therefore, not available; and
•includes estimated cost savings that have not yet been fully reflected in our results.
Adjusted Net Income and Adjusted Net Income per share
We use Adjusted Net Income and Adjusted Net Income per share (which we sometimes refer to as “Adjusted EPS”) as performance metrics. Adjusted Net Income is not defined under U.S. GAAP, is not a measure of operating income, operating performance, or liquidity presented in accordance with U.S. GAAP, and is subject to important limitations. We believe that providing information concerning Adjusted Net Income and Adjusted Net Income per share enhance an investor’s understanding of our financial performance. We believe that these measures are useful financial metrics to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business, and we use these measures for business planning and executive compensation purposes. We define Adjusted Net Income as net earnings/(loss) adjusted for (1) earnings or loss from discontinued operations, net of tax, (2) amortization attributable to purchase accounting, and (3) income or loss from non-controlling interest in majority-owned operations. We also make adjustments for other cash and non-cash items (as shown above, in “—Adjusted EBITDA”), partially offset by our estimate of the tax effects as a result of such cash and non-cash items. Our definition of Adjusted Net Income may not be the same as similarly titled measures used by other companies. Adjusted Net Income per share is computed by dividing Adjusted Net Income by the weighted average diluted shares outstanding.
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

Summary Two-Year Key Financial Performance Metrics
The below tables summarize our results in fiscal 2020 and 2019 on several financial metrics we use to measure performance. Refer to the discussions below regarding performance and the use of key financial metrics and “—Non-GAAP Metrics—Use of Constant Currency” concerning the measurement of revenue at “constant currency.”

Revenue and revenue at constant currency
(in millions)
Actual
Constant Currency
FY20
FY19
$3,094.3
$3,130.2
$2,518.0
$0
$500
$1,000
$1,500
$2,000
$2,500
$3,000

Gross margin (in millions) and gross margin percentage
FY20
$983.3
32%
FY19
$805.1
32%
$0
$250
$500
$750
$1,000

Fiscal Year Ended June 30, 2020 compared to the Fiscal Year Ended June 30, 2019
Results for the fiscal year ended June 30, 2020 compared to the fiscal year ended June 30, 2019 were as follows:

(Dollars in millions)	Fiscal Year Ended June 30,		FX Impact	Constant Currency Increase/(Decrease)
	2020	2019		Change $	Change %
Net revenue	$3,094.3	$2,518.0	$(35.9)	$612.2	24%
Cost of sales	2,111.0	1,712.9	(26.0)	424.1	25%
Gross margin	983.3	805.1	(9.9)	188.1	23%
Selling, general, and administrative expenses	577.9	512.0	(3.0)	68.9	13%
Impairment charges and (gain)/loss on sale of assets	5.5	5.1	0.5	(0.1)	(2)%
Restructuring and other	5.5	14.1	—	(8.6)	(61)%
Operating earnings	394.4	273.9	(7.4)	127.9	47%
Interest expense, net	126.1	110.9	(0.3)	15.5	14%
Other expense, net	7.9	2.7	(2.3)	7.5	278%
Earnings before income taxes	260.4	160.3	(4.8)	104.9	65%
Income tax expense	39.7	22.9	(1.0)	17.8	78%
Net earnings	$220.7	$137.4	$(3.8)	$87.1	63%
Net Revenue
Net revenue increased by $612.2 million, or 24%, excluding the impact of foreign exchange, compared to the twelve months ended June 30, 2019. Net revenue increased 14% as a result of acquisitions, which was partially offset by a 2% decrease in net revenue due to a facility divestiture. We acquired Juniper in August 2018, various gene therapy assets in May and July 2019, the Anagni facility in January 2020, and MaSTherCell in February 2020 and divested a manufacturing site in Australia in October 2019. Net revenue increased 12% without the impact of acquisitions and divestitures on a constant currency basis, primarily related to volume increases across all of our segments.

Gross Margin
Gross margin increased by $188.1 million, or 23%, in fiscal 2020 compared to fiscal 2019, excluding the impact of foreign exchange, primarily as a result of our acquisitions and increased volumes as discussed above. On a constant-currency basis, gross margin, as a percentage of net revenue, decreased 10 basis points to 31.8% in the fiscal year ended June 30, 2020, compared to 31.9% in the corresponding prior-year period, primarily due to recent acquisitions.
Selling, General, and Administrative Expense
Selling, general, and administrative expense increased by $68.9 million, or 13%, in fiscal 2020 compared to fiscal 2019, excluding the impact of foreign exchange, primarily driven by acquisition-related expenses during the year, including transaction fees of $5.9 million related to the acquisitions of our gene therapy business, Anagni and MaSTherCell. Additionally, there were incremental selling, general, and administrative expenses from the acquired companies of $80.9 million, primarily driven by $28.0 million of depreciation and amortization expense and $21.7 million of employee-related costs. Selling, general, and administrative expenses further increased approximately $11.3 million for non-cash equity-based compensation driven by the achievement of certain performance-based metrics during the fiscal year. This increase was partially offset by a decrease in amortization expense attributable to prior-year amortization of $13.0 million related to licensing rights within our Oral and Specialty Delivery segment and a $3.1 million decrease related to the October 2019 divestiture of an Australian facility within our Softgel and Oral Technologies segment.
Impairment Charges and Loss on Sale of Assets
Impairment charges for the fiscal year ended June 30, 2020 and June 30, 2019 were $5.5 million and $5.1 million, respectively. Impairment charges in the current year were primarily driven by the sale of the Company’s facility in Braeside, Australia. The prior year impairment charges were driven by a software-related intangible asset in our Clinical Supply Services segment that was not implemented and whose value therefore was not fully recoverable.
Restructuring and Other
Restructuring and other charges of $5.5 million in fiscal 2020 decreased by $8.6 million compared to the amounts in fiscal 2019 and were driven by employee-related actions. Restructuring expenses varies period-to-period based on site consolidation efforts and other efforts to further streamline the business.
Interest Expense, net
Interest expense, net, of $126.1 million in fiscal 2020 increased by $15.5 million, or 14%, compared to fiscal 2019, excluding the impact of foreign exchange, primarily driven by an increase in outstanding indebtedness driven by Operating Company’s June 2019 offering of the USD 2027 Notes and its February 2020 offering of the Euro 2028 Notes. The increase was partially offset by savings in both interest paid and in interest rate due to repayment of Operating Company’s euro-denominated term loans and euro-denominated 4.75% Senior Notes due 2024 (the “Euro 2024 Notes”).
For additional information concerning our debt and financing arrangements, including the changing mix of debt and equity in our capital structure, see “—Liquidity and Capital Resources—Debt and Financing Arrangements” and Note 7 to the Consolidated Financial Statements.
A component of the purchase price for the acquisition of Catalent Indiana in fiscal 2018 consisted of $200.0 million in deferred purchase consideration payable in four annual $50.0 million installments on the first four anniversary dates of the acquisition. We made the two first such payments in October 2018 and October 2019, and the present value of the balance is accounted for as debt, with the difference between the nominal value and the present value considered imputed interest expense.
Other Expense, net
Other expense, net of $7.9 million for fiscal 2020 was primarily driven by financing charges of $16.3 million. The financing charges included a $6.3 million write-off of previously capitalized financing charges related to Operating Company’s recently repaid euro-denominated term loan under its senior secured credit facilities and the recently redeemed Euro 2024 Notes, and a $10.0 million premium on early redemption of the Euro 2024 Notes. The loss was partially offset by a foreign currency gain of $3.0 million and a derivative gain of $3.2 million related to the change in the fair value of the derivative liability arising from the dividend adjustment mechanism of the Series A Preferred Stock.
Other expense, net for fiscal 2019 of $2.7 million was primarily driven by financing charges of $15.8 million related to the offering of the USD 2027 Notes and was partially offset by a gain of $12.9 million related to the change in the fair value of the derivative liability arising from the dividend adjustment mechanism of the Series A Preferred Stock and $0.5 million of unrealized foreign currency gains in the year. See Notes 9 and 13 to the Consolidated Financial Statement for more details on the Series A Preferred Stock dividend adjustment.
Provision/(Benefit) for Income Taxes
Our provision for income taxes for the fiscal year ended June 30, 2020 was $39.7 million relative to earnings before income taxes of $260.4 million. Our provision for income taxes for the fiscal year ended June 30, 2019 was $22.9 million relative to earnings before income taxes of $160.3 million. The income tax provision for the current period is not comparable to the same period of the prior year primarily due to changes in pretax income over many jurisdictions, as well as the impact of discrete items, including equity compensation. Generally, fluctuations in our effective tax rate are due to changes in the geographic distribution of our pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, other special items, and other discrete tax items, including the reversal portions of federal and foreign valuation allowances, which may have unique tax implications depending on the nature of the item.
Segment Review
The below charts depict the percentage of net revenue from each of our four reporting segments for the previous two years. Refer below for discussions regarding the segments’ net revenue and EBITDA performance and to “—Non-GAAP Metrics” for a discussion of our use of Segment EBITDA, a measure that is not defined under U.S. GAAP.
Our results on a segment basis for the fiscal year ended June 30, 2020 compared to the fiscal year ended June 30, 2019 were as follows:

(Dollars in millions)	Fiscal Year Ended June 30,		FX Impact	Constant Currency Increase/(Decrease)
	2020	2019		Change $	Change %
Softgel and Oral Technologies
Net revenue	$1,062.0	$1,039.2	$(21.3)	$44.1	4%
Segment EBITDA	256.5	236.3	(4.5)	24.7	10%
Biologics
Net revenue	1,021.6	573.3	(4.8)	453.1	79%
Segment EBITDA	237.6	146.9	(0.7)	91.4	62%
Oral and Specialty Delivery
Net revenue	675.9	597.7	(5.3)	83.5	14%
Segment EBITDA	200.8	175.1	(2.3)	28.0	16%
Clinical Supply Services
Net revenue	345.0	321.4	(4.5)	28.1	9%
Segment EBITDA	91.2	84.4	(1.9)	8.7	10%
Inter-segment revenue elimination	(10.2)	(13.6)	—	3.4	25%
Unallocated Costs(1)	(145.9)	(142.9)	2.2	(5.2)	(4)%
Combined totals
Net revenue	$3,094.3	$2,518.0	$(35.9)	$612.2	24%
EBITDA from operations	$640.2	$499.8	$(7.2)	$147.6	30%

(1) Unallocated costs include restructuring and special items, equity-based compensation, impairment charges, certain other corporate-directed costs, and other costs that are not allocated to the segments as follows:

	Fiscal Year Ended June 30,
(Dollars in millions)	2020	2019
Impairment charges and gain/(loss) on sale of assets	$(5.5)	$(5.1)
Equity compensation	(48.1)	(33.3)
Restructuring and other special items (a)	(42.2)	(57.7)
Other (expense), net (b)	(7.9)	(2.7)
Non-allocated corporate costs, net	(42.2)	(44.1)
Total unallocated costs	$(145.9)	$(142.9)
(a) Restructuring and other special items include fiscal 2020 transaction and integration costs associated with the acquisitions of Catalent Maryland, the Anagni facility, and MaSTherCell.
(b) Other (expense), net of $7.9 million for the fiscal year ended June 30, 2020 was primarily driven by financing charges of $14.1 million related to (i) a $6.0 million write-off of previously capitalized financing charges related to Operating Company’s recently repaid euro-denominated term loan under its senior secured credit facilities and recently redeemed Euro 2024 Notes and (ii) a $10.0 million premium on early redemption of the Euro 2024 Notes. This was partially offset by (i) a derivative gain of $3.2 million arising from the dividend adjustment mechanism of the Series A Preferred Stock and (ii) $3.0 million of foreign currency gains in the year.
Provided below is a reconciliation of net earnings to EBITDA from operations:

	Fiscal Year Ended June 30,
(Dollars in millions)	2020	2019
Net earnings	$220.7	$137.4
Depreciation and amortization	253.7	228.6
Interest expense, net	126.1	110.9
Income tax expense	39.7	22.9
EBITDA from operations	$640.2	$499.8
Softgel and Oral Technologies segment

	2020 vs. 2019
Factors Contributing to Year-Over-Year Change	Fiscal Year Ended June 30,
	Net Revenue	Segment EBITDA
Net revenue / Segment EBITDA without divestitures	8%	13%
Impact of divestitures	(4)%	(3)%
Constant currency change	4%	10%
Foreign exchange fluctuation	(2)%	(2)%
Total % change	2%	8%
Net revenue in our Softgel and Oral Technologies segment increased by $44.1 million, or 4%, compared to the fiscal year ended June 30, 2019, excluding the impact of foreign exchange. Net revenue increased 8%, compared to the fiscal year ended June 30, 2019, excluding the impact of divestitures. The increase relates to continued strong demand across our portfolio of prescription products within North America, which is partially attributable to recently launched products. Demand for our portfolio of consumer health products continues, predominantly within Europe.
Softgel and Oral Technologies’ Segment EBITDA increased by $24.7 million, or 10%, compared to the fiscal year ended June 30, 2019, excluding the impact of foreign exchange. Segment EBITDA increased 13%, compared to the fiscal year ended June 30, 2019, excluding the impact of divestitures. The increase primarily relates to the demand increase across our portfolio of higher-margin, prescription products within North America as well as our consumer health business, in line with the revenue growth within Europe.

In October 2019, we divested a manufacturing site in Australia in the Softgel and Oral Technologies segment in order to better streamline our global operations. The site divestiture resulted in a decrease in net revenue of 4% and Segment EBITDA of 3% in the fiscal year ended June 30, 2020 compared to the fiscal year ended June 30, 2019.
Biologics segment

	2020 vs. 2019
	Fiscal Year Ended June 30,
	Net Revenue	Segment EBITDA
Net revenue / Segment EBITDA without acquisitions	27%	26%
Impact of acquisitions	52%	36%
Constant currency change	79%	62%
Foreign exchange fluctuation	(1)%	(1)%
Total % change	78%	61%
Net revenue in our Biologics segment increased by $453.1 million, or 79%, compared to the fiscal year ended June 30, 2019, excluding the impact of foreign exchange. Excluding the effect of acquisitions, the net revenue increase was driven primarily by strong end-market demand for our U.S. drug product and U.S. drug substance offerings, with the former being delivered through improved capacity utilization. Additional site readiness activities related to COVID-19 vaccination programs across our gene therapy, U.S. drug product, and U.S. drug substance offerings also contributed towards the net revenue increase. Drug substance growth was partially offset by the fiscal 2019 completion of a limited duration customer contract for non-cell line clinical manufacturing services as well as softening demand for our European drug product offering.
Biologics' Segment EBITDA increased by $91.4 million, or 62%, compared to the fiscal year ended June 30, 2019, excluding the impact of foreign exchange. Segment EBITDA, excluding the effect of acquisitions, increased 26% from the corresponding prior-year period, primarily due to increased demand for our U.S. drug product offering as well as site readiness activities related to COVID-19 vaccination programs across our gene therapy, U.S. drug product, and U.S. drug substance offerings. Segment EBITDA growth was partially offset by decreased volume for our U.S. drug substance product offering, predominantly due to the fiscal 2019 completion of a limited duration customer contract for non-cell line clinical manufacturing services and softening demand for our European drug product offering.
Beginning in May 2019, we acquired the assets comprising our gene therapy business, in January 2020, we acquired the Anagni facility, part of which operates within the Biologics segment, and, in February 2020, we acquired MaSTherCell. Together these acquisitions increased net revenue and Segment EBITDA on an inorganic basis in our Biologics segment by 52% and 36%, respectively, in the fiscal year ended June 30, 2020 compared to the corresponding prior-year period.
Oral and Specialty Delivery segment

	2020 vs. 2019
	Fiscal Year Ended June 30,
	Net Revenue	Segment EBITDA
Net revenue / Segment EBITDA without acquisitions	7%	10%
Impact of acquisitions	7%	6%
Constant currency change	14%	16%
Foreign exchange fluctuation	(1)%	(1)%
Total % Change	13%	15%
Net revenue in our Oral and Specialty Delivery segment increased by $83.5 million, or 14%, compared to the fiscal year ended June 30, 2019, excluding the impact of foreign exchange. Excluding the effect of acquisitions, the increase was principally attributable to new product launches within our respiratory and ophthalmic specialty platform. Strong end-market demand for prescription oral commercial products across North America and Europe also contributed towards the net revenue increase. Revenue growth was partially offset by a prior-year favorable impact of a one-time up-front license fee as well as decreased volume in our respiratory and ophthalmic specialty platform, due to strong prior-year demand, related to an anticipated new product introduction.
Oral and Specialty Delivery’s Segment EBITDA increased by $28.0 million, or 16%, compared to the fiscal year ended June 30, 2019, excluding the impact of foreign exchange. Segment EBITDA without acquisitions increased 10%, primarily due to new product launches within our respiratory and ophthalmic specialty platform. Strong end-market demand for higher-margin oral commercial products across North America and Europe also contributed towards the Segment EBITDA increase. EBITDA growth was partially offset by a prior-year favorable impact of a one-time up-front license fee and decreased volume in our respiratory and ophthalmic specialty platform due to strong prior-year demand, related to an anticipated new product introduction.
On an inorganic basis, our Juniper and Anagni facility acquisitions together increased net revenue and Segment EBITDA in our Oral and Specialty Delivery segment by 7% and 6%, respectively, in the fiscal year ended June 30, 2020 compared to the corresponding prior-year period.
Clinical Supply Services segment

	2020 vs. 2019
	Fiscal Year Ended June 30,
	Net Revenue	Segment EBITDA
Net Revenue / Segment EBITDA	9%	10%
Constant currency change	9%	10%
Foreign exchange fluctuation	(2)%	(2)%
Total % Change	7%	8%
Net revenue in our Clinical Supply Services segment increased by $28.1 million, or 9%, compared to the fiscal year ended June 30, 2019, excluding the impact of foreign exchange. The increase was driven by strong global demand in our storage and distribution and manufacturing and packaging businesses despite a measured slowdown in the distribution volume in the fourth quarter of fiscal 2020 due to the COVID-19 pandemic.
Clinical Supply Services' Segment EBITDA increased by $8.7 million, or 10%, compared to the fiscal year ended June 30, 2019, excluding the impact of foreign exchange. The increase was driven by strong global demand in our storage and distribution and manufacturing and packaging businesses despite a measured slowdown in the distribution volume in the fourth quarter of fiscal 2020 due to the COVID-19 pandemic.
Fiscal Year Ended June 30, 2019 Compared to the Fiscal Year Ended June 30, 2018
Management’s discussion and analysis of our results of operations for our reporting segments for the fiscal year ended June 30, 2019 compared to the fiscal year ended June 30, 2018 is set forth immediately below, and the remainder of management’s discussion and analysis of our results of operations comparing these two fiscal years may be found in the section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed with the SEC on August 28, 2019, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Fiscal Year Ended June 30, 2019 Compared to the Fiscal Year Ended June 30, 2018,” which is hereby incorporated by reference to this Annual Report. As discussed in “Business—Our Reporting Segments” contained elsewhere in this Annual Report, we reorganized our reporting segments in fiscal 2020, and the discussion and analysis for our reporting segments set forth below conform to the current presentation of our reporting segments.
Segment Review
The below charts depict the percentage of net revenue from each of our four reporting segments for the previous two years. Refer below for discussions regarding the segments’ net revenue and EBITDA performance and to “—Non-GAAP Metrics” for a discussion of our use of Segment EBITDA, a measure that is not defined under U.S. GAAP.

Our results on a segment basis for the fiscal year ended June 30, 2019 compared to the fiscal year ended June 30, 2018 were as follows:

(Dollars in millions)	Fiscal Year Ended June 30,		FX Impact	Constant Currency Increase/(Decrease)
	2019	2018		Change $	Change %
Softgel and Oral Technologies
Net revenue	$1,039.2	$1,114.5	$(36.7)	$(38.6)	(4)%
Segment EBITDA	236.3	275.1	(7.6)	(31.2)	(11)%
Biologics
Net revenue	573.3	437.0	(6.4)	142.7	33%
Segment EBITDA	146.9	111.1	(1.3)	37.1	33%
Oral and Specialty Delivery
Net revenue	597.7	503.3	(7.5)	101.9	20%
Segment EBITDA	175.1	129.9	(3.4)	48.6	37%
Clinical Supply Services
Net revenue	321.4	430.4	(6.3)	(102.7)	(24)%
Segment EBITDA	84.4	76.2	(2.7)	10.9	14%
Inter-segment revenue elimination	(13.6)	(21.8)	(0.1)	8.3	38%
Unallocated Costs(1)	(142.9)	(138.8)	4.3	(8.4)	(6)%
Combined totals
Net revenue	$2,518.0	$2,463.4	$(57.0)	$111.6	5%
EBITDA from operations	$499.8	$453.5	$(10.8)	$57.1	13%

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
(a) Restructuring and other special items include fiscal 2019 transaction and integration costs associated with the acquisition of Catalent Maryland.
(b) Other (expense), net of $2.7 million for the fiscal year ended June 30, 2020 was primarily driven by financing charges of $15.8 million related to the offering of the USD 2027 Notes, partially offset by (i) a gain of $12.9 million related to the fair value of the derivative liability arising from the dividend adjustment mechanism of the Series A Preferred Stock and (ii) $0.5 million of unrealized foreign currency gains in the year.
Provided below is a reconciliation of net earnings to EBITDA from operations:

	Fiscal Year Ended June 30,
(Dollars in millions)	2019	2018
Net earnings	$137.4	$83.6
Depreciation and amortization	228.6	190.1
Interest expense, net	110.9	111.4
Income tax expense	22.9	68.4
EBITDA from operations	$499.8	$453.5

Softgel and Oral Technologies segment

	2019 vs. 2018
Factors Contributing to Year-Over-Year Change	Fiscal Year Ended June 30,
	Net Revenue	Segment EBITDA
Net revenue / Segment EBITDA without divestitures	(3)%	(11)%
Impact of divestitures	(1)%	—%
Constant currency change	(4)%	(11)%
Foreign exchange fluctuation	(3)%	(3)%
Total % change	(7)%	(14)%
Net revenue in our Softgel and Oral Technologies segment decreased by $38.6 million, or 4%, compared to the fiscal year ended June 30, 2018, excluding the impact of foreign exchange. Excluding the impact of divestitures, net revenue decreased by 3%, compared to the fiscal year ended June 30, 2018. The decrease in net revenue without divestitures on a constant-currency basis was primarily driven by lower end-market demand for a key product within our U.S.-based commercial oral technologies solutions platform and a decrease of 1%, across our North America and Latin America consumer health business, resulting from a shortage in ibuprofen active pharmaceutical ingredient supply during the first nine months of fiscal 2019, which was resolved in the fourth fiscal quarter. This was partially offset by volume increases across our consumer health business within Europe.
Softgel and Oral Technologies’ Segment EBITDA decreased by $31.2 million, or 11%, compared to the fiscal year ended June 30, 2018, excluding the impact of foreign exchange. Excluding the reduction of licensing revenue profit of 1%, Segment EBITDA excluding divestitures decreased 10%. The decrease was primarily driven by lower end-market demand for a key product within our U.S.-based commercial oral technologies solutions platform and a decrease in Segment EBITDA of 2%, across our North America and Latin America consumer health business, resulting from a shortage in ibuprofen active pharmaceutical ingredient supply during the first nine months of fiscal 2019, which was resolved in the fourth fiscal quarter. This was partially offset by volume increases across our consumer health business within Europe.
In December 2017, we divested two manufacturing sites in Asia-Pacific in the Softgel and Oral Technologies segment in order to better streamline our global operations. The site divestitures resulted in a decrease to net revenue of 1% with no impact to Segment EBITDA in the fiscal year ended June 30, 2019 compared to the fiscal year ended June 30, 2018.
Biologics segment

	2019 vs. 2018
	Fiscal Year Ended June 30,
	Net Revenue	Segment EBITDA
Net revenue / Segment EBITDA without acquisitions	9%	1%
Impact of acquisitions	24%	32%
Constant currency change	33%	33%
Foreign exchange fluctuation	(2)%	(1)%
Total % change	31%	32%
Net revenue in our Biologics segment increased by $142.7 million, or 33%, compared to the fiscal year ended June 30, 2018, excluding the impact of foreign exchange. Excluding the impact of acquisitions, the net revenue increase was driven primarily by increased end-market demand for our drug product offerings, offset slightly by decreased volume demand related to our U.S. drug substance product offering due to the fiscal 2019 completion of a limited duration customer contract for non-cell line clinical manufacturing services.
Biologics' Segment EBITDA increased by $37.1 million, or 33%, compared to the fiscal year ended June 30, 2018, excluding the impact of foreign exchange. Segment EBITDA, excluding the impact of acquisitions, increased 1% from the corresponding prior-year period, primarily due to strong U.S drug product demand, partially offset by the fiscal 2019 completion of a limited duration customer contract for non-cell line clinical manufacturing services in our U.S. drug substance platform as well as unfavorable product mix in our European specialty drug product platform.
On an inorganic basis, our Catalent Indiana and Catalent Maryland acquisitions together increased net revenue and Segment EBITDA in our Biologics segment by 24% and 32%, respectively, in the fiscal year ended June 30, 2019 compared to the corresponding prior-year period.

Oral and Specialty Delivery segment

	2019 vs. 2018
	Fiscal Year Ended June 30,
	Net Revenue	Segment EBITDA
Net revenue / Segment EBITDA without acquisitions	8%	17%
Impact of acquisitions	12%	20%
Constant currency change	20%	37%
Foreign exchange fluctuation	(1)%	(2)%
Total % Change	19%	35%
Net revenue in our Oral and Specialty Delivery segment increased by $101.9 million, or 20%, compared to the fiscal year ended June 30, 2018, excluding the impact of foreign exchange. Excluding the impact of acquisitions, the net revenue increase related to the intake of new molecules within our development and analytical services platform, the completion of a commercially ready process for a key product within our U.S.-based oral delivery solutions platform, and a favorable impact from licensing revenue recorded during the third quarter. The favorable impact of licensing revenue in the third quarter was attributable to a single transaction, which consisted of a grant to a third party of the Company’s right to participate in an arrangement that resulted in a stream of revenue over time in exchange for a one-time up-front license fee.
Oral and Specialty Delivery’s Segment EBITDA increased by $48.6 million, or 37%, compared to the fiscal year ended June 30, 2018, excluding the impact of foreign exchange. Segment EBITDA without acquisitions increased 17%, primarily due to an increase in volume related to the intake of new molecules within our development and analytical services platform, the completion of a commercially ready process for a key product within our U.S.-based oral delivery solutions platform, and a favorable impact from licensing revenue recorded during the third quarter. The favorable impact of licensing revenue in the third quarter was attributable to a single transaction, which consisted of a grant to a third party of the Company’s right to participate in an arrangement that resulted in a stream of revenue over time in exchange for a one-time up-front license fee.
On an inorganic basis, our Juniper acquisition increased net revenue and Segment EBITDA in our Oral and Specialty Delivery segment by 12% and 20%, respectively, in the fiscal year ended June 30, 2019 compared to the corresponding prior-year period.
Clinical Supply Services segment

	2019 vs. 2018
	Fiscal Year Ended June 30,
	Net Revenue	Segment EBITDA
Net revenue / Segment EBITDA impact prior to accounting for effect of ASC 606 adoption	1%	14%
Impact of ASC 606 adoption	(25)%	—%
Constant currency change	(24)%	14%
Foreign exchange fluctuation	(2)%	(3)%
Total % Change	(26)%	11%
Net revenue in our Clinical Supply Services segment decreased by $102.7 million, or 24%, compared to the fiscal year ended June 30, 2018, excluding the impact of foreign exchange. As a result of the adoption of ASC 606, the Company recorded comparator sourcing arrangements on a net basis versus a gross basis, resulting in a decrease to net revenue of 25%, partially offset by an increase in revenue primarily due to higher comparator sourcing volume, as well as growth within our storage and distribution and manufacturing and packaging businesses.
Clinical Supply Services' Segment EBITDA increased by $10.9 million, or 14%, compared to the fiscal year ended June 30, 2018, excluding the impact of foreign exchange. The increase was primarily due to a favorable shift within the storage and distribution business, increased growth in project management revenue, and improved capacity utilization across the network based on prior strategic investments.

Liquidity and Capital Resources
Sources and use of Cash
Our principal source of liquidity has been cash flow generated from operations and the net proceeds of capital market activities. The principal uses of cash are to fund operating and capital expenditures, business or asset acquisitions, interest payments on debt, the payment of deferred purchase consideration from the Catalent Indiana acquisition, the payment of the quarterly dividend on the Series A Preferred Stock, and any mandatory or discretionary principal payment on our debt. At the current stated value of the Series A Preferred Stock outstanding as of June 30, 2020, the aggregate amount of each regular quarterly dividend, if paid in cash, is $8.1 million. As of June 30, 2020, Operating Company had available a $550.0 million revolving credit facility that matures in May 2024, the capacity of which is reduced by the amount of all outstanding letters of credit issued under the senior secured credit facilities and those short-term borrowings referred to as swing-line borrowings. At June 30, 2020, we had $6.7 million of outstanding letters of credit and no outstanding borrowing under our revolving credit facility.
We believe that our cash on hand, cash from operations, and available borrowings under our revolving credit facility will be adequate to meet our future liquidity needs for at least the next twelve months, including with respect to payment of our quarterly regular dividend on the Series A Preferred Stock, if paid in cash, and the amounts expected to become due with respect to our pending capital projects. We have no significant maturity under any of our bank or note debt until the USD 2026 Notes mature in January 2026. As of June 30, 2020, we have only two remaining payments of $50.0 million each, due in October 2020 and 2021, on the deferred purchase consideration for the acquisition of Catalent Indiana.
Cash Flows
Fiscal Year Ended June 30, 2020 Compared to the Fiscal Year Ended June 30, 2019
The following table summarizes our consolidated statements of cash flows from operations for the fiscal year ended June 30, 2020 compared with the fiscal year ended June 30, 2019:

	Fiscal Year Ended June 30,
(Dollars in millions)	2020	2019	Change $
Net cash provided by/(used in):
Operating activities	$440.3	$247.7	$192.6
Investing activities	$(827.5)	$(1,510.4)	$682.9
Financing activities	$1,001.7	$1,201.4	$(199.7)
Operating Activities
For the fiscal year ended June 30, 2020, cash provided by operating activities was $440.3 million, an increase of $192.6 million compared to $247.7 million for the comparable prior-year period. Cash flow from operating activities for the fiscal year ended June 30, 2020 increased primarily due to an increase in operating earnings, which increased from $273.9 million in fiscal 2019 to $394.4 million in fiscal 2020.
Investing Activities
For the fiscal year ended June 30, 2020, cash used in investing activities was $827.5 million compared to $1,510.4 million during fiscal 2019. Fiscal 2019 cash used in investing activities primarily consists of $1,291.0 million of payments for business acquisitions, net of cash acquired. Of this amount, $1,163.5 million was paid for the acquisition of Catalent Maryland in the fourth quarter and the remaining $127.5 million was paid for the acquisition of Juniper in the first quarter. In fiscal 2020, $379.7 million of cash was paid for the MaSTherCell and Anagni acquisitions, net of cash acquired. Other uses of cash in investing activities included cash used in acquisitions of property, plant, and equipment, which totaled $465.8 million in fiscal 2020 compared to $218.1 million in fiscal 2019.
Financing Activities
For the fiscal year ended June 30, 2020, cash provided by financing activities was $1,001.7 million, which decreased compared to cash provided by financing activities of $1,201.4 million during the fiscal year ended June 30, 2019. The fiscal 2019 cash provided by financing activities consists of net proceeds of $1,447.6 million from borrowings, $646.3 million of net proceeds from the issuance of shares of our Series A Preferred Stock, and $445.5 million of net proceeds from the issuance of shares of our Common Stock, partially offset by $1,290.3 million of payments against long-term obligations. The fiscal 2020 balance primarily consists of €825.0 million ($909.1 million) aggregate principal amount of Operating Company’s 2.375%

Senior Notes due 2028 (the “Euro 2028 Notes”). The cash proceeds from the borrowings was partially offset by repayment in full of the outstanding borrowings under Operating Company's euro-denominated term loans under its senior secured credit facilities, which would otherwise have matured in May 2024, and Euro 2024 Notes, which would otherwise have matured in December 2024. The cash from financing activities during the fiscal year ended June 30, 2020 also includes the net proceeds from two equity offerings that we completed in fiscal 2020. In February 2020 and June 2020, we completed public offerings of our Common Stock (the “February 2020 Equity Offering” and the “June 2020 Equity Offering,” respectively). We sold 8.4 million and 7.7 million shares of Common Stock, respectively, at a price of $58.58 and $70.72 per share, respectively, net of underwriting discounts and commissions. The net proceeds from the February 2020 Equity Offering of $494.2 million were used to repay $100.0 million of borrowings under Operating Company's revolving credit facility and to fund the consideration for the MaSTherCell acquisition due at its closing, with the remainder available for general corporate purposes. The net proceeds from the June 2020 Equity Offering of $547.5 million were used to repay $200.0 million of prophylactic borrowings under Operating Company's revolving credit facility, with the remainder available for general corporate purposes.
Fiscal Year Ended June 30, 2019 Compared to the Fiscal Year Ended June 30, 2018
Management’s discussion and analysis of our cash flows for the fiscal year ended June 30, 2019 compared to the fiscal year ended June 30, 2018 may be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cash Flows—Fiscal Year Ended June 30, 2019 Compared to the Fiscal Year Ended June 30, 2018” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed with the SEC on August 27, 2019.
Debt and Financing Arrangements
Senior Secured Credit Facilities and Fourth Amendment
In May 2019, Operating Company completed the Fourth Amendment. As part of the Fourth Amendment, Operating Company borrowed $950.0 million aggregate principal amount through incremental term B loans (“Incremental Dollar Term B-2 Loans”) and replaced the existing revolving credit commitments of $200.0 million in its senior secured credit facilities with new revolving credit commitments of $550.0 million (“Incremental Revolving Credit Commitments”). The Incremental Dollar Term B-2 Loans will mature on May 17, 2026. The Incremental Revolving Credit Commitments constitute revolving credit commitments under the Credit Agreement with the same principal terms as the previously existing revolving credit commitments under the Credit Agreement. The Revolving Credit Facility will mature on May 17, 2024. Under the Credit Agreement, the applicable rate for U.S. dollar-denominated term loans, including the Incremental Dollar Term B-2 Loans is LIBOR (formerly known as the London Interbank Offered Rate, subject to a floor of 1.00%) plus 2.25%. The applicable rate for the Incremental Revolving Credit Commitments is initially LIBOR plus 2.25%, and such rate can additionally be reduced to LIBOR plus 2.00% in future periods based on a measure of Operating Company's total leverage ratio.
In April 2020, we entered into an interest-rate swap agreement with Bank of America N.A. as a hedge against the economic effect of a portion of the variable-interest obligation associated with our U.S dollar-denominated term loans under our senior secured credit facilities, so that the interest payable on that portion of the debt became fixed at a certain rate, thereby reducing the impact of future interest-rate changes on future interest expense. As a result of entering into the interest-rate swap agreement, the floating portion of the applicable rate on $500.0 million of the term loan is now effectively fixed at 1.26% for a total fixed rate of 3.51%.
U.S. dollar-denominated 4.875% Senior Notes due 2026
In October 2017, Operating Company completed a private offering of the USD 2026 Notes. The USD 2026 Notes are fully and unconditionally guaranteed, jointly and severally, by all of the wholly owned U.S. subsidiaries of Operating Company that guarantee its senior secured credit facilities. The USD 2026 Notes were offered in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the United States only to non-U.S. investors pursuant to Regulation S under the Securities Act. The USD 2026 Notes will mature on January 15, 2026 and bear interest at the rate of 4.875% per annum. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2018.
U.S. dollar-denominated 5.00% Senior Notes due 2027
In June 2019, Operating Company completed a private offering of the USD 2027 Notes. The USD 2027 Notes are fully and unconditionally guaranteed, jointly and severally, by all of the wholly owned U.S. subsidiaries of Operating Company that guarantee its senior secured credit facilities. The USD 2027 Notes were offered in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the United States only to non-U.S. investors pursuant to Regulation S under the Securities Act. The USD 2027 Notes will mature on July 15, 2027 and bear interest at the rate of 5.00% per annum. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2020.

Euro-denominated 2.375% Senior Notes due 2028
In March 2020, Operating Company completed a private offering of €825.0 million aggregate principal amount of the Euro 2028 Notes. The Euro 2028 Notes are fully and unconditionally guaranteed, jointly and severally, by all of the wholly owned U.S. subsidiaries of Operating Company that guarantee its senior secured credit facilities. The Euro 2028 Notes were offered in the U.S. to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the U.S. only to non-U.S. investors pursuant to Regulation S under the Securities Act. The Euro 2028 Notes will mature on March 1, 2028 and bear interest at the rate of 2.375% per annum. Interest is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2020. The proceeds of the Euro 2028 Notes after payment of the offering fees and expenses were used to repay in full the outstanding borrowings under Operating Company's euro-denominated term loans under its senior secured credit agreement, which would otherwise have matured in May 2024, and Euro 2024 Notes, which would otherwise have matured in December 2024, plus any accrued and unpaid interest thereon, with the remainder available for general corporate purposes.
Deferred Purchase Consideration
Of the $950.0 million aggregate nominal purchase price for the Catalent Indiana acquisition, $200.0 million was payable in four annual $50.0 million installments. The Company made installment payments in October 2018 and 2019. The remainder of the deferred purchase consideration is due in October 2020 and 2021 and is recorded at fair value, with the difference between the remaining nominal amount and the fair value balance deemed to be imputed interest.
Debt Covenants
Senior Secured Credit Facilities
The Credit Agreement contains covenants that, among other things, restrict, subject to certain exceptions, Operating Company’s (and Operating Company’s restricted subsidiaries’) ability to incur additional indebtedness or issue certain preferred shares; create liens on assets; engage in mergers and consolidations; sell assets; pay dividends and distributions or repurchase capital stock; repay subordinated indebtedness; engage in certain transactions with affiliates; make investments, loans, or advances; make certain acquisitions; enter into sale and leaseback transactions; amend material agreements governing Operating Company’s subordinated indebtedness; and change Operating Company’s lines of business.
The Credit Agreement also contains change-of-control provisions and certain customary affirmative covenants and events of default. The Revolving Credit Facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of June 30, 2020, Operating Company was in compliance with all material covenants under the Credit Agreement.
Subject to certain exceptions, the Credit Agreement permits Operating Company and its restricted subsidiaries to incur certain additional indebtedness, including secured indebtedness. None of Operating Company’s non-U.S. subsidiaries or Puerto Rico subsidiaries is a guarantor of the loans.

Under the Credit Agreement, Operating Company’s ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments, and paying certain dividends is tied to ratios based on Adjusted EBITDA (which is defined as “Consolidated EBITDA” in the Credit Agreement). Adjusted EBITDA is based on the definitions in the Credit Agreement, is not defined under U.S. GAAP, and is subject to important limitations. See “—Non-GAAP Metrics” for further details on Adjusted EBITDA.
The Senior Notes
The Indentures contain certain covenants that, among other things, limit the ability of Operating Company and its restricted subsidiaries to incur or guarantee more debt or issue certain preferred shares; pay dividends on, repurchase, or make distributions in respect of their capital stock or make other restricted payments; make certain investments; sell certain assets; create liens; consolidate, merge, sell; or otherwise dispose of all or substantially all of their assets; enter into certain transactions with their affiliates, and designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions, limitations, and qualifications as set forth in the Indentures. The Indentures also contain customary events of default including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of Operating Company or certain of its subsidiaries. Upon an event of default, either the holders of at least 30% in principal amount of each of the then-outstanding Senior Notes, or the applicable Trustee under the Indentures, may declare the applicable Senior Notes immediately due and payable; or in certain circumstances, the applicable Senior Notes will become automatically immediately due and payable. As of June 30, 2020, Operating Company was in compliance with all material covenants under the Indentures.

Liquidity in Foreign Subsidiaries
As of June 30, 2020, and June 30, 2019, the amounts of cash and cash equivalents held by foreign subsidiaries were $228.0 million and $203.9 million, respectively, out of the total consolidated cash and cash equivalents of $953.2 million and $345.4 million, respectively. These balances are dispersed across many international locations around the world.
Adjusted EBITDA and Adjusted Net Income per share
The below tables summarize our fiscal 2020 and 2019 results with respect to certain financial metrics we use to measure performance throughout the fiscal year. Refer to “Non-GAAP Metrics” for further details regarding Adjusted EBITDA and Adjusted Net income per share.

EBITDA and Adjusted EBITDA
(in millions)
EBITDA
Adjusted EBITDA
2020
$640.2
$750.9
2019
$499.8
$599.6
$0
$150
$300
$450
$600
$750

A reconciliation between Adjusted EBITDA and net earnings, the most directly comparable measure under U.S. GAAP, which also shows the adjustments from EBITDA from operations, follows:

	Fiscal Year Ended
(In millions)	June 30, 2020	June 30, 2019
Net earnings	$220.7	$137.4
Interest expense, net	126.1	110.9
Income tax expense (1)	39.7	22.9
Depreciation and amortization	253.7	228.6
EBITDA from operations	640.2	499.8
Equity compensation	48.1	33.3
Impairment charges and loss on sale of assets	5.5	5.1
Financing-related expenses and other	16.3	15.9
Restructuring and other	5.5	14.1
Acquisition, integration, and other special items	36.7	43.6
Foreign exchange loss (included in other, net) (2)	1.5	0.5
Other adjustments (3)	(2.9)	(12.7)
Adjusted EBITDA	$750.9	$599.6
FX impact (unfavorable)	$(10.2)
Adjusted EBITDA - constant currency	$761.1

(1) Represents the amount of income tax-related expense recorded within our net earnings/(loss) that may not result in cash payment or receipt.
(2) Foreign exchange loss of $1.5 million for the fiscal year ended June 30, 2020 includes: (a) $5.2 million of unrealized losses related to foreign trade receivables and payables, (b) $6.1 million of unrealized gains on the unhedged portion of the euro-denominated debt, and (c) $4.9 million of unrealized losses on inter-company loans. The foreign exchange adjustment was also affected by the exclusion of realized foreign currency exchange rate gains from the settlement of inter-company loans of $2.8 million. Inter-company loans are between our subsidiaries and do not reflect the ongoing results of our trade operations.
Foreign exchange loss of $0.5 million for the fiscal year ended June 30, 2019 includes: (a) $5.4 million of unrealized gains related to foreign trade receivables and payables, (b) $3.4 million of unrealized losses on the unhedged portion of the euro-denominated debt, and (c) $17.9 million of unrealized losses on inter-company loans. The foreign exchange adjustment was also affected by the exclusion of realized foreign currency exchange rate gains from the settlement of inter-company loans of $21.5 million. Inter-company loans are between our subsidiaries and do not reflect the ongoing results of our trade operations.
(3) Represents primarily the gain recorded on the change in the estimated fair value of the derivative liability from issuance through June 30, 2020.

A reconciliation between Adjusted Net Income and net earnings, the most directly comparable measure under U.S. GAAP, follows. The table also provides a calculation of Adjusted Net Income per each basic share and each diluted share.

Basic, Diluted and Adjusted Net Income per share
ANI Per Share
EPS - Basic
EPS - Diluted
2020
$2.11
$1.16
$1.14
2019
$1.81
$0.92
$0.90
$0
$1
$2

	Fiscal Year Ended
(In millions, except per share data)	June 30, 2020	June 30, 2019
Net earnings	$220.7	$137.4
Operating earnings, net of tax	220.7	137.4
Amortization (1)	88.8	88.2
Equity compensation	48.1	33.3
Impairment charges and loss on sale of assets	5.5	5.1
Financing-related expenses	16.3	15.9
Restructuring and other	5.5	14.1
Acquisition, integration, and other special items	36.7	43.6
Foreign exchange loss/(gain) (included in other, net) (2)	1.4	0.5
Other adjustments	(2.9)	(12.7)
Estimated tax effect of adjustments (3)	(47.3)	(42.5)
Discrete income tax (benefit)/expense items (4)	(23.0)	(14.5)
Tax law changes provision	—	(3.5)
Adjusted net income (ANI)	$349.8	$264.9

Weighted average shares outstanding	149.8	144.2
Weighted average diluted shares outstanding (5)	165.4	146.0
ANI per share:
ANI per basic share	$2.34	$1.84
ANI per diluted share	$2.11	$1.81

(1) Represents the amortization attributable to purchase accounting for previously completed business combinations.
(2) Foreign exchange gain of $1.5 million for the fiscal year ended June 30, 2020 includes: (a) $5.2 million of unrealized losses related to foreign trade receivables and payables, (b) $5.8 million of unrealized gains on the unhedged portion of the euro-denominated debt, and (c) $4.9 million of unrealized losses on inter-company loans. The foreign exchange adjustment was also affected by the exclusion of realized foreign currency exchange rate gains from the settlement of inter-company loans of $2.8 million. Inter-company loans are between our subsidiaries and do not reflect the ongoing results of our trade operations.

Foreign exchange loss for the fiscal year ended June 30, 2019 includes: (a) $5.4 million of unrealized gains related to foreign trade receivables and payables, (b) $3.4 million of unrealized losses on the unhedged portion of the euro-denominated debt, and (c) $17.9 million of unrealized losses on inter-company loans. The foreign exchange adjustment was also affected by the exclusion of realized foreign currency exchange rate losses from the settlement of inter-company loans of $21.5 million. Inter-company loans are between our subsidiaries and do not reflect the ongoing results of our trade operations.
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
(5) Weighted average diluted shares outstanding for the fiscal year ended June 30, 2020 reflects the effect of approximately 13.1 million "if-converted" shares of Common Stock potentially issuable upon conversion of the Series A Preferred Stock.
Interest Rate Risk Management
A portion of the debt used to finance our operations is exposed to interest-rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed-and floating-rate assets and liabilities. In April 2020, we entered into an interest-rate swap agreement with Bank of America N.A. as a hedge against the economic effect of a portion of the variable-interest obligation associated with our U.S dollar-denominated term loans under our senior secured credit facilities, so that the interest payable on that portion of the debt became fixed at a certain rate, thereby reducing the impact of future interest-rate changes on future interest expense. The applicable rate for the U.S. dollar-denominated term loan is LIBOR (subject to a floor of 1.00%) plus 2.25%; however, as a result of entering into the interest-rate swap agreement, the floating portion of the applicable rate on $500.0 million of the term loan is now effectively fixed at 1.26% for a total fixed rate of 3.51%.
Currency Risk Management
We are exposed to fluctuations in the euro-U.S. dollar exchange rate on our investments in our foreign operations in Europe. While we do not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in euros. At June 30, 2020, we had $909.9 million of euro-denominated debt outstanding that qualifies as a hedge of a net investment in foreign operations. Refer to Note 9 to our Consolidated Financial Statements for further discussion of net investment hedge activity in the period.
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
Contractual Obligations
The following table summarizes our significant contractual obligations as of June 30, 2020:

(Dollars in millions)(1)	Total	Fiscal 2021	Fiscal 2022 - Fiscal 2023	Fiscal 2024 - Fiscal 2025	Thereafter
Long-term debt obligations (2)	$2,912.4	$58.3	$68.9	$19.0	$2,766.2
Interest on long-term obligations (3)	744.6	114.3	221.5	216.6	192.2
Finance lease obligations (4)	142.2	13.1	22.7	19.3	87.1
Operating lease obligations (5)	140.1	18.1	34.3	23.3	64.4
Purchase obligations (6)	135.5	98.1	27.6	9.7	0.1
Other long-term liabilities (7)	112.6	9.9	28.6	17.1	57.0
Total	$4,187.4	$311.8	$403.6	$305.0	$3,167.0

(1) Estimated future payments with respect to our obligations and other liabilities denominated in a currency other than the U.S. dollar were calculated using the currency exchange rates in effect as of June 30, 2020.
(2) Represents gross maturities of our long-term debt obligations, excluding finance lease obligations as of June 30, 2020.
(3) Represents estimated interest payments relating to our long-term obligations, including our finance lease obligations. Estimated future interest payments on our variable-rate debt obligations were calculated using the interest rates in effect as of June 30, 2020.
(4) Represents maturities of our finance lease obligations included within long-term debt as of June 30, 2020.
(5) Represents minimum rental payments for operating leases having initial or remaining non-cancelable lease terms.
(6) Purchase obligations include agreements to purchase goods or services that are enforceable and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and approximate timing of the transaction. Purchase obligations disclosed above may include estimates of the period in which cash outflows will occur. Purchase orders entered into in the normal course of business and authorizations to purchase that involve no firm commitment from either party are excluded from the above table. In addition, contracts that can be unilaterally canceled with no termination fee or with proper notice are excluded from our total purchase obligations except for the amount of the termination fee or the minimum amount of goods that must be purchased during the requisite notice period.
(7) Primarily relates to certain long-term employee-related liabilities for operations under programs that we have discontinued.
The table excludes our retirement and other post-employment benefits (“OPEB”) obligations. The timing and amount of payments for these obligations may be affected by a number of factors, including the funded status of the plans. In fiscal 2021, we are not required to make contributions to our plans to satisfy regulatory funding standards. Beyond fiscal 2021, the actual amounts required to be contributed are dependent upon, among other things, interest rates, underlying asset returns, and the impact of legislative or regulatory actions related to pension funding obligations. Payments due under our OPEB plans are not required to be funded in advance but are generally paid as medical costs are incurred by covered retiree populations and principally depend on the future cost of retiree medical benefits under our plans. Refer to Note 11 to the Consolidated Financial Statements for further discussion.
The table also excludes $24.7 million of funded deferred compensation payments owed as of June 30, 2020 to certain employees participating in our deferred compensation plan. The timing and amount of payments for these obligations depend on participant-directed distributions, withdrawals, and status. As part of the deferred compensation plan, we have a corresponding $23.4 million of deferred compensation investments as of June 30, 2020, which will be used to fund future obligations to the participants.
Off-Balance Sheet Arrangements
Other than short-term operating leases and outstanding letters of credit as discussed above, we do not have any material off-balance sheet arrangement as of June 30, 2020. See Note 7 to the Consolidated Financial Statements for further detail.

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
Foreign Currency Exchange Risk
By the nature of our global operations, we are exposed to cash flow and earnings fluctuations resulting from foreign exchange-rate variation. These exposures are transactional and translational in nature. Since we manufacture and sell our products throughout the world, our foreign-currency risk is diversified. Principal drivers of this diversified foreign-exchange exposure include the European euro, British pound, Argentinean peso, and Brazilian real. Our transactional exposure arises from the purchase and sale of goods and services in currencies other than the functional currency of our operational units. We also have exposure related to the translation of financial statements of our foreign divisions into U.S. dollars, our functional currency. The financial statements of our operations outside the U.S. are measured using the local currency as the functional currency, except in Argentina, a hyper-inflationary economy, where our results are measured in U.S. dollars. Adjustments to translate the assets and liabilities of these foreign operations in U.S. dollars are accumulated as a component of other comprehensive income/(loss) utilizing period-end exchange rates. Foreign-currency transaction gains and losses calculated by utilizing weighted average exchange rates for the period are included in the statements of operations in other (income)/expense, net. Such foreign currency transaction gains and losses include inter-company loans denominated in non-U.S. dollar currencies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
Consolidated Financial Statements as of June 30, 2020 and 2019 and for the years ended June 30, 2020, 2019 and 2018

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Catalent, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Catalent, Inc. and subsidiaries (the Company) as of June 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income/(loss), changes in shareholders’ equity/(deficit) and cash flows for each of the three years in the period ended June 30, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “Consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated August 31, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Measurement of uncertain tax positions

Description of the Matter
As discussed in Note 10 to the Consolidated Financial Statements, the Company recorded income tax expense related to US and non-US tax paying jurisdictions totaling $39.7 million for the year ended June 30, 2020 and a liability for unrecognized tax benefits totaling $4.4 million at June 30, 2020. The Company’s accounting for income taxes involves the application of complex tax regulations in each of the international tax paying jurisdictions in which it operates. The determination of income subject to income tax in each tax paying jurisdiction requires management to apply transfer pricing guidelines for certain intercompany transactions related to certain European countries and make assumptions and estimates about the value of transactions when allocating income and deductions between consolidated entities in different tax paying jurisdictions. The estimates and assumptions used in these allocations can result in uncertainty in the measured tax benefit.

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

Our audit procedures with respect to the calculation of the liability for unrecognized tax benefits involved an assessment of the technical merits of the Company’s tax positions performed with the assistance of tax subject matter professionals with knowledge of and experience with the application of international and local income tax laws by the relevant income tax authorities. These procedures also included, among others, evaluating third-party advice obtained by the Company and making inquiries of its external tax advisers. We also evaluated the Company’s significant assumptions and the completeness and accuracy of the data used to determine the amount of tax benefits recognized and tested the accuracy of such calculations.

Fair value of derivative liability

Description of the Matter
During May 2019, the Company entered into an equity commitment and investment agreement for the issuance and sale of 650,000 shares of Catalent’s Series A Preferred Stock for an aggregate purchase price of $650.0 million. As discussed in Note 9 to the Consolidated Financial Statements, the Series A Preferred Stock included a dividend adjustment feature that met the definition of a derivative for accounting purposes. The dividend adjustment feature was bifurcated from the Series A Preferred Stock and recorded separately as a derivative liability and has a $23.6 million balance as of June 30, 2020.

Auditing the Company’s valuation of this derivative was challenging as the Company uses complex valuation methodologies that incorporate significant assumptions which include the discount rate and forecasted volatility of the Company’s common stock price. The valuation includes assumptions about economic and market conditions with uncertain future outcomes.

How We Addressed the Matter in Our Audit
We tested controls over the risks of material misstatement relating to the valuation of the derivative liability. For example, we tested controls over management’s review of the valuation models, the underlying assumptions used in the model and the related accounting conclusions.

To test the valuation of the derivative liability, our audit procedures included, among others, evaluating the methodologies used in the valuation model and testing the significant assumptions. For example, we compared the discount rate that was adjusted for the Company’s credit risk to the interest rates on comparable debt instruments, and we compared the forecasted volatility of the Company’s common stock price to its historical volatility. We also assessed the completeness and accuracy of the underlying data. We involved our internal valuation specialists to assist in our evaluation of the significant assumptions and methodologies used by the Company. We have also evaluated the Company’s financial statement disclosures related to these matters included in Note 9 to the Consolidated Financial Statements.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2007.
Iselin, New Jersey
August 31, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Catalent, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Catalent, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Catalent, Inc. (and subsidiaries) (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income/(loss), changes in shareholders’ equity/(deficit) and cash flows for each of the three years in the period ended June 30, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated August 31, 2020 expressed an unqualified opinion thereon.
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
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ Ernst & Young LLP
Iselin, New Jersey
August 31, 2020

Catalent, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in millions, except share and per share data)

	June 30, 2020	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$953.2	$345.4
Trade receivables, net	838.1	693.1
Inventories	323.8	257.2
Prepaid expenses and other	177.9	100.1
Total current assets	2,293.0	1,395.8
Property, plant, and equipment, net	1,900.8	1,536.7
Other assets:
Goodwill	2,470.6	2,220.9
Other intangibles, net	888.7	930.8
Deferred income taxes	49.4	38.6
Other	174.0	61.2
Total assets	$7,776.5	$6,184.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$72.9	$76.5
Accounts payable	321.0	255.8
Other accrued liabilities	499.3	338.4
Total current liabilities	893.2	670.7
Long-term obligations, less current portion	2,945.1	2,882.8
Pension liability	135.2	143.6
Deferred income taxes	94.0	74.4
Other liabilities	203.6	124.3
Commitment and contingencies (see Note 17)	—	—
Total liabilities	4,271.1	3,895.8
Redeemable preferred stock, $0.01 par value; 1.0 million shares authorized at June 30, 2020 and 2019; 650,000 shares issued and outstanding at June 30, 2020 and 2019	606.6	606.6
Shareholders’ equity/(deficit):
Common stock, $0.01 par value; 1.0 billion shares authorized at June 30, 2020 and 2019; 162.8 million and 145.7 million shares issued and outstanding at June 30, 2020 and 2019, respectively	1.6	1.5
Preferred stock, $0.01 par value, other than redeemable preferred stock; 99.0 million shares authorized at June 30, 2020 and 2019; 0 shares issued and outstanding at June 30, 2020 and 2019	—	—
Additional paid in capital	3,818.7	2,757.4
Accumulated deficit	(535.2)	(723.4)
Accumulated other comprehensive income/(loss)	(386.3)	(353.9)
Total shareholders’ equity	2,898.8	1,681.6
Total liabilities, redeemable preferred stock, and shareholders’ equity	$7,776.5	$6,184.0
The accompanying notes are an integral part of these consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in millions, except per share data)

	Fiscal Year Ended June 30,
	2020	2019	2018
Net revenue	$3,094.3	$2,518.0	$2,463.4
Cost of sales	2,111.0	1,712.9	1,710.8
Gross margin	983.3	805.1	752.6
Selling, general, and administrative expenses	577.9	512.0	464.8
Impairment charges and loss on sale of assets	5.5	5.1	8.7
Restructuring and other	5.5	14.1	10.2
Operating earnings	394.4	273.9	268.9
Interest expense, net	126.1	110.9	111.4
Other expense, net	7.9	2.7	5.5
Earnings before income taxes	260.4	160.3	152.0
Income tax expense	39.7	22.9	68.4
Net earnings	220.7	137.4	83.6
Less: Net earnings attributable to preferred shareholders	(47.7)	(5.4)	—
Net earnings attributable to common shareholders	$173.0	$132.0	$83.6

Earnings per share:
Basic
Net earnings	$1.16	$0.92	$0.64
Diluted
Net earnings	$1.14	$0.90	$0.63
The accompanying notes are an integral part of these consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income/(Loss)
(Dollars in millions)

	Fiscal year ended June 30,
	2020	2019	2018
Net earnings	$220.7	$137.4	$83.6
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	(31.4)	(18.6)	(4.4)
Defined benefit pension plan	1.6	(9.5)	4.3
Available for sale investment adjustments	—	—	(11.6)
Derivatives and hedges	(2.6)	—	—
Other comprehensive income/(loss), net of tax	(32.4)	(28.1)	(11.7)
Comprehensive income	$188.3	$109.3	$71.9
The accompanying notes are an integral part of these consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders’ Equity/(Deficit)
(Dollars in millions, except share data in thousands)

Columns may not foot due to rounding	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity/(Deficit)
Balance at June 30, 2017	125,049.9	$1.3	$1,992.0	$(955.7)	$(314.1)	$723.5
Equity offering, sale of common stock	7,354.2		277.8			277.8
Share issuances related to stock-based compensation	1,019.5	—				—
Stock-based compensation			27.2			27.2
Cash paid, in lieu of equity, for tax withholding			(13.7)			(13.7)
Net earnings				83.6		83.6
Other comprehensive income /(loss), net of tax					(11.7)	(11.7)
Balance at June 30, 2018	133,423.6	1.3	2,283.3	(872.1)	(325.8)	1,086.7
Cumulative effect of change in accounting for ASC 606, net of tax				15.1		15.1
Equity offering, sale of common stock	11,431.4	0.1	445.4			445.5
Share issuances related to stock-based compensation	883.3	0.1				0.1
Stock-based compensation			33.3			33.3
Cash paid, in lieu of equity, for tax withholding			(14.6)			(14.6)
Equity issued in lieu of cash consideration for acquisition			10.0			10.0
Preferred dividend				(3.8)		(3.8)
Net earnings				137.4		137.4
Other comprehensive income /(loss), net of tax					(28.1)	(28.1)
Balance at June 30, 2019	145,738.3	1.5	2,757.4	(723.4)	(353.9)	1,681.6
Equity offering, sale of common stock	16,195.9	0.2	1,041.5			1,041.7
Share issuances related to stock-based compensation	853.8	—				—
Stock-based compensation			48.1			48.1
Cash paid, in lieu of equity, for tax withholding			(31.8)			(31.8)
Employee stock purchase plan			3.5			3.5
Preferred dividend				(32.5)		(32.5)
Net earnings				220.7		220.7
Other comprehensive income / (loss), net of tax					(32.4)	(32.4)
Balance at June 30, 2020	162,788.0	$1.6	$3,818.7	$(535.2)	$(386.3)	$2,898.8
The accompanying notes are an integral part of these consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in millions)

	Fiscal Year Ended June 30,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$220.7	$137.4	$83.6
Adjustments to reconcile net earnings to net cash from operations:
Depreciation and amortization	253.7	228.6	190.1
Non-cash foreign currency transaction (gains)/losses, net	1.8	(0.5)	(2.7)
Amortization and write-off of debt financing costs	12.4	14.2	4.7
Asset impairments charges and (gain)/loss on sale of assets	5.5	5.1	8.7
Reclassification of financing fees paid	10.0	5.4	11.8
(Gain)/loss on derivative instrument	(3.2)	(12.9)	—
Equity compensation	48.1	33.3	27.2
Provision/(benefit) for deferred income taxes	2.4	(15.1)	35.4
Provision for bad debts and inventory	10.2	12.5	6.9
Change in operating assets and liabilities:
(Increase) in trade receivables	(150.9)	(118.9)	(33.6)
(Increase) in inventories	(76.4)	(34.0)	(1.8)
Increase in accounts payable	72.2	36.2	32.3
Other assets/accrued liabilities, net - current and non-current	33.8	(43.6)	11.9
Net cash provided by operating activities	440.3	247.7	374.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and other productive assets	(465.8)	(218.1)	(176.5)
Proceeds from sale of property and equipment	—	0.5	1.8
Proceeds from sale of subsidiaries	20.8	—	3.4
Payment for acquisitions, net of cash acquired	(379.7)	(1,291.0)	(748)
Payment made for investments	(2.8)	(1.8)	—
Net cash (used in) investing activities	(827.5)	(1,510.4)	(919.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in other borrowings	(49.5)	(8.4)	(3.1)
Proceeds from borrowing, net	909.1	1,447.6	442.6
Payments related to long-term obligations	(811.3)	(1,290.3)	(18.9)
Financing fees paid	(25.1)	(24.7)	(15.6)
Dividends paid	(36.2)	—	—
Proceeds from sale of common stock, net	1,046.5	445.5	277.8
Proceeds from sale of preferred stock, net	—	646.3	—
Cash paid, in lieu of equity, for tax withholding obligation	(31.8)	(14.6)	(13.7)
Net cash provided by financing activities	1,001.7	1,201.4	669.1
Effect of foreign currency on cash	(6.7)	(3.5)	(2.4)
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	607.8	(64.8)	121.9
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	345.4	410.2	288.3
CASH AND EQUIVALENTS AT END OF PERIOD	$953.2	$345.4	$410.2
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$98.4	$102.5	$83.2
Income taxes paid, net	$43.4	$42.2	$23.9
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
The Company is the leading global provider of advanced delivery technologies and development solutions for drugs; protein, cell, and gene therapy biologics; and consumer health products. Its oral, injectable, cell and gene therapy, and respiratory delivery technologies address the full diversity of the pharmaceutical industry, including small molecules; protein, cell, and gene therapy biologics; and consumer health products. Through its extensive capabilities and deep expertise in product development, it helps its customers take products to market faster, including nearly half of new drug products approved by the U.S. Food and Drug Administration (the “FDA”) in the last decade. Its advanced delivery technology platforms, which include those in our Softgel and Oral Technologies, Biologics, and Oral and Specialty Delivery segments, its proven formulation, manufacturing, and regulatory expertise, and its broad and deep intellectual property enable its customers to develop more products and better treatments for patients and consumers. Across both development and delivery, its commitment to reliably supply its customers’ and their patients’ needs is the foundation for the value it provides; annually, it produces approximately 73 billion doses for nearly 7,000 customer products, or approximately 1 in every 20 doses of such products taken each year by patients and consumers around the world. The Company believes that through its investments in growth-enabling capacity and capabilities, its ongoing focus on operational and quality excellence, the sales of existing and introduction of new customer products, its innovation activities and patents, and its entry into new markets, it will continue to benefit from attractive and differentiated margins and realize the growth potential from these areas.
Reporting Segments
In fiscal 2020, the Company engaged in a business reorganization to better align its internal business unit structure with its “Follow the Molecule” strategy and the increased focus on its biologics-related offerings. Under the revised structure, the Company changed the components of three of its four operating segments:
•Softgel and Oral Technologies, which includes formulation, development, and clinical and commercial manufacturing of soft capsules, or “softgels”, as well as large-scale manufacturing of oral solid dose forms, for pharmaceutical and consumer health markets, and supporting ancillary services; and
•Biologics, which encompasses biologic cell-line, cell therapy and viral vector gene therapy development and manufacturing; formulation, development, and manufacturing for parenteral dose forms, including pre-filled syringes, vials, and cartridges; and analytical development and testing services for large molecules; and
•Oral and Specialty Delivery, which includes formulation, development, and small-to-medium scale manufacturing for most types of oral solid dose forms, including Zydis orally dissolving tablets; formulation, development, and manufacture of blow-fill-seal unit doses, metered dose inhalers and nasal products; and analytical development and testing capabilities for small molecules.
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
Softgel and Oral Technologies
Through its Softgel and Oral Technologies segment, the Company provides formulation, development, and manufacturing services for soft capsules, or “softgels,” as well as large-scale manufacturing of oral solid dose forms for pharmaceutical and consumer health markets and supporting ancillary services. Catalent’s softgel technology was first commercialized by its predecessor in the 1930s, and it has continually enhanced the platform since then. The segment is the market leader in overall softgel development and manufacturing and holds the leading market position in innovator drug softgels. Its principal softgel technologies include traditional softgel capsules, in which the shell is made of animal-derived gelatin, and Vegicaps and OptiShell capsules, in which the shell is made from plant-derived materials. Softgel capsules are used in a broad range of customer products, including prescription drugs, over-the-counter medications, dietary supplements, unit-dose cosmetics, and animal health medicinal preparations. Softgel capsules encapsulate liquid, paste, or oil-based formulations of active compounds in solution or suspension within an outer shell. In the manufacturing process, the capsules are formed, filled, and sealed simultaneously. The segment typically performs encapsulation for a product within one of its softgel facilities, with active ingredients provided by customers or sourced directly by the Company. Softgels have historically been used to solve formulation challenges or technical issues for a specific drug, to help improve the clinical performance of compounds, to provide important market differentiation, particularly for over-the-counter medications, and to provide safe handling of hormonal, highly potent, and cytotoxic drugs. The segment also participates in the softgel vitamin, mineral, and supplement business in selected regions around the world. With the 2001 introduction of the Company’s plant-derived softgel shell, Vegicaps capsules, consumer health customers have been able to extend the softgel dose form to a broader range of active ingredients and serve patient/consumer populations that were previously inaccessible due to religious, dietary, or cultural preferences. In recent years, the segment extended this platform to pharmaceutical products via its OptiShell capsule offering. Its Vegicaps and OptiShell capsules are protected by patents in most major global markets. Physician and patient studies it has conducted have demonstrated a preference for softgels versus traditional tablet and hard capsule dose forms in terms of ease of swallowing, real or perceived speed of delivery, ability to remove or eliminate unpleasant odor or taste, and, for physicians, perceived improved patient adherence with dosing regimens.
Its large-scale manufacturing under current good manufacturing practices (“cGMP”) of oral solid dose forms typically includes late-stage clinical trial supplies, registration batches, and commercial production across a broad range of formats, and may also involve advanced processing of intermediates to achieve the desired clinical performance of the prescription or over-the-counter pharmaceutical product. Finished dose forms include traditional and advanced complex oral solid-doses, including coated and uncoated tablets, pellet/bead/powder-filled two-piece hard capsules, granulated powders, and other immediate and modified release forms. Advanced intermediate processing may include coating, extrusion, or spheronization to achieve specific functional outcomes, including site or time-specific drug release, taste masking, or enhanced bioavailability. The Company has deep experience at managing complex technical transfers of clinical or commercial programs, whether from Catalent’s early development network in the Oral and Specialty Delivery segment, other contract development sites, or from customers directly.
Representative customers of Softgel and Oral Technologies include Pfizer, Novartis, Bayer, GlaxoSmithKline, and Procter & Gamble.
Biologics
The Company’s Biologics segment provides biologic cell-line, cell therapy and viral vector gene therapy development and manufacturing; formulation, development, and manufacturing for parenteral dose forms, including prefilled syringes, vials, and cartridges; and analytical development and testing services for large molecules. The segment has extensive expertise in development, scale up and commercial manufacturing. Representative customers of Biologics include Eli Lilly, Teva, Mylan, Roche, AstraZeneca, Novartis, Sarepta, and Genentech, along with multiple innovative small and mid-tier pharmaceutical and biologics customers.
The Company’s growing biologics offering includes cell-line development based on its advanced and patented GPEx technology and the recently launched GPEx Boost, which are used to develop stable, high-yielding mammalian cell lines for both innovator and biosimilar biologic compounds. GPEx technology can provide rapid cell-line development, high biologics production yields, flexibility, and versatility. Its development and manufacturing facility in Madison, Wisconsin has the capability and capacity to produce cGMP quality biologics drug substance from 250L to 4000L scale using single-use technology to provide maximum efficiency and flexibility. Its fiscal 2018 acquisition of Cook Pharmica, LLC (now known as Catalent Indiana LLC, “Catalent Indiana”) added capabilities across biologics development, clinical, and commercial drug substance manufacturing, formulation, finished-dose drug product manufacturing, and packaging. It has continued to expand production capacity, including a fourth drug substance suite in its Madison, Wisconsin facility and expanded drug product manufacturing and packaging capacity in its Bloomington, Indiana facility. Its SMARTag next-generation antibody-drug conjugate (“ADC”) technology enables development of ADCs and other protein conjugates with improved efficacy, safety, and manufacturability.
From May 2019 through July 2019, the Company acquired Catalent Maryland, Inc. (formerly Paragon Bioservices, Inc., “Paragon”) and other gene therapy development and manufacturing assets. The segment’s gene therapy platform develops and manufactures products based on transformative technologies, including gene therapies based on adeno-associated viruses

(“AAV”) and other modalities, next-generation vaccines, oncology immunotherapies (oncolytic viruses and CAR-T cell therapies), therapeutic proteins, and other complex biologics. Its specialized expertise in AAV vectors, the most commonly used delivery system for gene therapy, as well as capabilities in plasmids and lentivirus vectors manufactured using cGMP, positions the segment to capitalize on strong industry tailwinds in the market for gene therapies. In February 2020, the Company acquired Masthercell Global Inc. (“MaSTherCell”), which allows the segment to provide substantial expertise and expanding capacity for the development and manufacture of autologous and allogeneic cell therapies for customers, as well as a variety of related analytical services. Additional information with respect to the Company's acquisitions is contained in Note 3, Business Combinations.
The segment’s range of injectable manufacturing offerings includes manufacturing drug substance and filling small molecules or biologics into syringes, cartridges, and vials, with flexibility to accommodate other formats within the segment’s existing network. Its fill and finish services are increasingly focused on complex pharmaceuticals and biologics. With the segment’s range of technologies, it is able to meet a wide range of specifications, timelines, and budgets. The Company believes that the complexity of the manufacturing process, the importance of experience and know-how, regulatory compliance, and high start-up capital requirements provide the Biologics segment with a meaningful competitive advantage in the market.
The Biologics segment also offers bioanalytical development and testing services for large molecules, including cGMP release and stability testing. In fiscal 2019, the Company launched OneBio Suite, which provides customers the potential to seamlessly integrate drug substance, drug product, and clinical supply management for products in development, and for integrated commercial supply across both drug substance and drug product. The Biologics segment provides the broadest range of technologies and services supporting the development and launch of new biologic entities, biosimilars, and biobetters to bring a product from gene to commercialization, faster.
Oral and Specialty Delivery
The Company’s Oral and Specialty Delivery segment provides advanced formulation development and manufacturing across a range of technologies along with integrated downstream clinical development and commercial supply solutions. The technologies cover a broad range of oral (including our proprietary fast-dissolve Zydis tablets and many bioavailability enhancement (BAE) technologies for both immediate and controlled-release tablets and capsules), respiratory and inhaled dose forms (including blow-fill-seal, metered dose inhalers, dry powder inhalers and nasal applicators). Representative customers of Oral and Specialty Delivery include Johnson & Johnson, Pfizer, Bayer, Perrigo, Roche, and Genentech but also many small and mid-sized companies involved in the clinical development space.
The segment provides comprehensive pre-clinical screening, formulation, analytical development, and cGMP manufacturing at both clinical and commercial scale for both traditional and advanced complex oral solid-dose formats. It has substantial proven experience in developing and scaling up orphan and rare disease oral products, especially those requiring accelerated development timelines, solubility enhancement, specialized handling (e.g., potent or controlled substance materials), complex technology transfer and specialized manufacturing processes. It provides spray drying, hot melt extrusion, micronization, and lipid formulation capabilities, all of which may enhance a drug’s bioavailability and clinical performance. It offers comprehensive analytical method development and scientific capabilities, including stability testing, and global regulatory filing services to support integrated development programs or standalone fee-for-service work. In recent years, the segment has expanded its network of clinical development sites focused on earlier phase compounds (i.e., pre-clinical and Phase I) to engage with more customer molecules earlier, with the intent to also support these molecules downstream as they progress towards commercial approval. Demand for its offerings is driven by the need for scientific expertise, the depth and breadth of integrated services offered, as well as the reliability of our supply performance across quality and operational parameters.
The Company launched its orally dissolving tablet business in 1986 with the introduction of Zydis, a unique proprietary freeze-dried tablet that dissolves in the mouth, without water, in typically less than three seconds. The platform is often used for drugs that benefit from rapid oral dissolution and buccal absorption and for drugs for specialized patient groups, including geriatric or pediatric populations, that have difficulty swallowing (dysphagia). The segment can adapt the Zydis technology to a wide range of molecules and indications, including prescription treatments for a variety of central nervous system-related conditions such as migraine, Parkinson’s disease, and schizophrenia, and also for a range of consumer healthcare products targeting broader indications such as pain or allergy relief. It continues to invest in and develop Zydis orally dissolving tablets in different ways with its customers as it extends the application of the technology to new therapeutic categories, including immunotherapy, vaccines and biologic molecule delivery.
The segment’s respiratory platform provides integrated molecule screening, formulation development, and commercial manufacturing services for inhaled products delivered via metered dose inhalers, dry powder inhalers, and intra-nasal sprays. Delivery of these inhaled combination device products requires specialized capabilities to account for both the molecule and the device, to ensure accurate repeatable dose delivery.

Its blow-fill-seal platform provides an advanced aseptic processing technology, which uses a continuous process to form, fill with drug or biologic, and seal a plastic container in a sterile environment. Blow-fill-seal units are currently used for a variety of pharmaceuticals in liquid form, such as nebulized respiratory, ophthalmic, and otic products. The segment offers significant manufacturing capacity and flexibility in dose form design and provide development and scalable solutions for unit-dose delivery of complex formulations such as suspensions and emulsions, for both small and large molecules.
Clinical Supply Services
The Company’s Clinical Supply Services segment provides manufacturing, packaging, storage, distribution, and inventory management for drugs and biologics in clinical trials. It offers customers flexible solutions for clinical supplies production and provide distribution and inventory management support for both simple and complex clinical trials. This includes over-encapsulation where needed; supplying placebos, comparator drug procurement, and clinical packages and kits for physicians and patients; inventory management; investigator kit ordering and fulfillment; and return supply reconciliation and reporting. It supports trials in all regions of the world through our facilities and distribution network. In recent years, it has continued to expand and extend our network, with significant expansions in Kansas City, Missouri and Singapore and new facilities in China and, effective July 2020, in Japan. The segment is the leading provider of integrated development solutions and one of the leading providers of clinical trial supplies. Representative customers of Clinical Supply Services include Merck KGaA, IQVIA, Eli Lilly, AbbVie, and Incyte Corporation.
Basis of Presentation
These financial statements include all of the Company’s subsidiaries, including those operating outside the United States (“U.S.”) and are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). All significant transactions among the Company’s businesses have been eliminated.
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
Reclassification
Certain prior-period amounts were reclassified to conform to the current period presentation. Contract assets previously presented in trade receivables, net are now presented in prepaid expenses and other, which amounts are further detailed in Note 19, Supplemental Balance Sheet Information.
Foreign Currency Translation
The financial statements of the Company’s operations outside the U.S. are generally measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of the foreign operations into U.S. dollars are accumulated as a component of other comprehensive income/(loss) utilizing period-end exchange rates. In June 2018, as a result of the three-year cumulative consumer price index exceeding 100%, Argentina was classified as a highly inflationary economy. Beginning on July 1, 2018, the Company has accounted for its Argentine operations as highly inflationary, but this change has not had a material effect on the consolidated financial statements.
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
Concentrations of Credit Risk and Major Customers
Concentration of credit risk, with respect to accounts receivable, is limited due to the large number of customers and their dispersion across different geographic areas. The customers are primarily concentrated in the pharmaceutical and healthcare industry. The Company normally does not require collateral or any other security to support credit sales. The Company performs ongoing credit evaluations of its customers’ financial conditions and maintains reserves for credit losses. Such losses historically have been within the Company’s expectations. No single customer exceeded 10% of revenue during the fiscal years ended 2020, 2019, and 2018 or 10% of accounts receivable as of the fiscal years ended 2020 and 2019.
Inventories
Inventory is stated at the lower of cost or net realizable value, using the first-in, first-out (“FIFO”) method. The Company provides for cost adjustments for excess, obsolete, or slow-moving inventory based on changes in customer demand, technology developments or other economic factors. Inventory consists of costs associated with raw material, labor, and overhead.
Goodwill
The Company accounts for purchased goodwill and intangible assets with indefinite lives in accordance with ASC 350, Goodwill, Intangible and Other Assets. Under ASC 350, goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually. The Company performs an impairment evaluation of goodwill annually during the fourth quarter of its fiscal year or when circumstances otherwise indicate an evaluation should be performed.
The evaluation may begin with a qualitative assessment for each reporting unit to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than its carrying value. Factors considered in a qualitative assessment include, among other things, macroeconomic conditions, industry and market considerations, financial performance of the respective reporting unit and other relevant entity and reporting-unit specific considerations. If the qualitative assessment does not generate a positive response, or if no qualitative assessment is performed, a quantitative assessment, based upon discounted cash flows, is performed and requires management to estimate future cash flows, growth rates, and macroeconomic, industry, and market conditions. In fiscal 2018 and 2020, the Company proceeded immediately to the quantitative assessment, but in fiscal 2019 the Company began its impairment evaluation with the qualitative assessment.
Based on its quantitative assessments conducted as of April 1, 2020, the Company determined for each reporting unit with goodwill that it was more likely than not that its respective fair value exceeded its carrying value, indicating there was no impairment. For more information regarding goodwill balances at June 30, 2020, see Note 4, Goodwill.
Property and Equipment and Other Definite-Lived Intangible Assets
Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including leasehold improvements and capital lease assets that are amortized over the shorter of their useful lives or the terms of the respective leases. The Company generally uses the following range of useful lives for its property and equipment categories: buildings and improvements—5 to 50 years; machinery and equipment—3 to 10 years; and furniture and fixtures—3 to 7 years. Depreciation expense was $164.9 million for the fiscal year ended June 30, 2020, $140.4 million for the fiscal year ended June 30, 2019, and $127.5 million for the fiscal year ended June 30, 2018. Depreciation expense includes amortization of assets related to capital leases. The Company charges repairs and maintenance costs to expense as incurred. The amount of capitalized interest for fiscal 2020 was $11.2 million and was immaterial for fiscal 2019 and 2018.
Intangible assets with finite lives, including customer relationships, patents, and trademarks, are amortized over their useful lives. The Company also capitalizes certain computer software and development costs in other intangibles, net, when incurred in connection with developing or obtaining computer software for internal use. Capitalized software costs are amortized over the estimated useful lives of the software, which generally range from 3 to 5 years. The Company evaluates the recoverability of its other long-lived assets, including amortizing intangible assets, if circumstances indicate impairment may have occurred pursuant to ASC 360, Property, Plant and Equipment. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an un-discounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the consolidated statements of operations. Fair value is determined based on assumptions the Company believes marketplace participants would utilize and comparable marketplace information in similar arm’s length transactions. The Company recorded impairment charges related to definite-lived intangible assets and property, plant, and equipment of $5.5 million, $5.1 million, and $8.7 million for the fiscal years ended June 30, 2020, 2019, and 2018, respectively.
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
The Company has elected to utilize an approach to estimate the service and interest components of net periodic benefit cost for benefit plans that discounts the individual expected cash flows using the applicable spot rates derived from the yield curve over the projected cash flow period. The expected long-term rate of return on plan assets is based on the target asset allocation and the average expected rate of growth for the asset classes invested. The average expected rate of growth is derived from a combination of historic returns, current market indicators, and the expected risk premium for each asset class. The Company uses a measurement date of June 30 for all its retirement and postretirement benefit plans.
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
Specifically, the Company is exposed to fluctuations in the euro-U.S. dollar exchange rate on its investments in foreign operations in Europe. While the Company does not actively hedge against changes in foreign currency, it has mitigated the exposure of investments in its European operations through a net-investment hedge by denominating a portion of its debt in euros. In addition, a portion of Operating Company's interest payment obligation on its U.S dollar-denominated term loans is exposed to interest rate variability. The Company has mitigated its exposure to this risk by entering into an interest-rate swap agreement, which qualifies for and is designated as a cash-flow hedge. Also, as discussed in Note 9, Derivative Instruments and Hedging Activities, the Company has determined that an aspect of the dividend-rate adjustment feature of the Company’s convertible Series A Preferred Stock (as defined below, see Note 13, Redeemable Preferred Stock—Series A Preferred) should be accounted for as a derivative liability.
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
Research and Development Costs
The Company expenses research and development costs as incurred. Costs incurred in connection with the development of new offerings and manufacturing process improvements are recorded within selling, general, and administrative expenses. Such research and development costs amounted to $2.6 million, $3.3 million, and $6.3 million for the fiscal years ended June 30, 2020, June 30, 2019, and June 30, 2018, respectively. Costs incurred in connection with research and development services the Company provides to customers and services performed in support of the commercial manufacturing process for customers are recorded within cost of sales. Such research and development costs included in cost of sales amounted to $61.2 million, $51.2 million, and $46.2 million for the fiscal years ended June 30, 2020, 2019, and 2018, respectively.
Earnings/(Loss) Per Share
The Company reports net earnings per share in accordance with ASC 260, Earnings per Share. The Company computes basic earnings per share for the Common Stock using the two-class method by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. The Series A Preferred Stock, due to its convertible feature, is participating in nature; accordingly, the outstanding shares of Series A Preferred Stock are included in the two-class method. Diluted earnings per common share measures the performance of the Company over the reporting period while giving effect to all potential common shares that were dilutive and outstanding during the period. The denominator includes the weighted average number of basic shares and the number of additional common shares that would have been outstanding if the potential common shares that were dilutive had been issued, and is calculated using either the two-class, treasury stock or if-converted method, whichever is more dilutive.
Income Taxes
In accordance with ASC 740, Income Taxes, the Company accounts for income taxes using the asset and liability method. The asset and liability method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company’s assets and liabilities. The Company measures deferred tax assets and liabilities using enacted tax rates in the respective jurisdictions in which it operates. In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that the Company will be able to realize some or all of the deferred tax assets. The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in each of its tax jurisdictions. The number of years with open tax audits varies by tax jurisdiction. A number of years may lapse before a particular matter is audited and finally resolved. The Company applies ASC 740 to determine the accounting for uncertain tax positions. This standard clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before the Company may recognize the position in its financial statements. The standard also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has elected not to reclassify the income tax effects stranded in accumulated other comprehensive income to retained earnings.
Equity-Based Compensation
The Company accounts for its equity-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Under ASC 718, companies recognize compensation expense using a fair-value-based method for costs related to share-based payments, including stock options and restricted stock units. The expense is measured based on the grant date fair value of the awards, and the expense is recorded over the applicable requisite service period. Forfeitures are recognized as and when they occur. In the absence of an observable market price for a share-based award, the fair value is based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price based on peer companies, the expected dividends on the underlying shares and the risk-free interest rate.
The terms of the Company’s equity-based compensation plans permit an employee holding vested stock options or restricted stock units to elect to have the Company withhold a portion of the shares otherwise issuable upon the employee’s exercise of the option or grant, a so-called “net settlement transaction,” as a means of paying the exercise price, meeting tax withholding requirements, or both.
Recent Financial Accounting Standards
Recently Adopted Accounting Standards
In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. The new guidance requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases and became effective for public reporting entities in annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. The guidance permitted adoption of the new standard using the modified retrospective approach. The Company adopted the guidance on July 1, 2019 and elected the transition method that allows for the application of the standard at the adoption date rather than at the beginning of the earliest comparative period presented in the financial statements. The Company also elected the package of practical expedients; as a result, it did not reassess: (i) whether any expired or existing contract is or contains a lease, (ii) whether any expired or existing lease requires capitalization under the new guidance, and (iii) the initial direct cost for any existing lease. The Company also elected (x) not to reassess lease terms using hindsight and (y) to combine lease and non-lease components within a single lease agreement. Upon adoption, the Company recognized $49.3 million of lease liabilities and a corresponding amount for right-of-use assets on its consolidated balance sheet. The adoption of the guidance did not have any effect on the Company’s consolidated statements of operations or cash flows. Refer to Note 16, Leases for further discussion of the Company's lease accounting policy.
New Accounting Standards Not Adopted as of June 30, 2020
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance to ease the potential burden in accounting for the discontinuation of a reference rate such as LIBOR, formerly known as the London Interbank Offered Rate, because of reference rate reform. The expedients and exceptions provided by the guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the incremental approach for intra-period allocation, deferred tax recognition requirement for changes in equity method investments and foreign subsidiaries, and methodology for calculating income taxes in an interim period. The guidance also simplifies certain aspects of the accounting for franchise taxes, the accounting for step-up in the tax basis of goodwill, and accounting for the change in the enacted change in tax laws or rates. The ASU will be effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduces a new accounting model known as Credit Expected Credit Losses (“CECL”). CECL requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models in current U.S. GAAP, which generally require that a loss be incurred before it is recognized. The new standard will also apply to receivables arising from revenue transactions such as contract assets and accounts receivables. The ASU will be effective for fiscal years beginning after December 15, 2019. The Company completed its evaluation of the guidance and does not expect it to have a material impact on its consolidated financial statements upon adoption.
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

The following tables reflect revenue for the fiscal year ended June 30, 2020 and 2019 by type of activity and reporting segment (in millions):

Fiscal Year Ended June 30, 2020	Softgel & Oral Technologies	Biologics	Oral and Specialty Delivery	Clinical Supply Services	Total
Manufacturing & commercial product supply	$955.4	$332.2	$449.9	$—	$1,737.5
Development services	106.6	689.4	226.0	—	1,022.0
Clinical supply services	—	—	—	345.0	345.0
Total	$1,062.0	$1,021.6	$675.9	$345.0	$3,104.5
		Inter-segment revenue elimination			(10.2)
			Combined net revenue		$3,094.3

Fiscal Year Ended June 30, 2019	Softgel & Oral Technologies	Biologics	Oral and Specialty Delivery	Clinical Supply Services	Total
Manufacturing & commercial product supply	$944.6	$242.9	$378.4	$—	$1,565.9
Development services	94.6	330.4	219.3	—	644.3
Clinical supply services	—	—	—	321.4	321.4
Total	$1,039.2	$573.3	$597.7	$321.4	$2,531.6
		Inter-segment revenue elimination			(13.6)
			Combined net revenue		$2,518.0
The following table allocates revenue by the location where the goods were made or the service performed:

(Dollars in millions)	Fiscal Year Ended June 30, 2020	Fiscal Year Ended June 30, 2019
United States	$1,822.2	$1,317.3
Europe	976.1	842.1
Other locations	375.8	433.8
Elimination of revenue attributable to multiple locations	(79.8)	(75.2)
Combined net revenue	$3,094.3	$2,518.0
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

Contract Liabilities
Contract liabilities relate to cash consideration that the Company receives in advance of satisfying the related performance obligations. Changes in the contractual liabilities balance during the fiscal year ended June 30, 2020 are as follows:

(Dollars in millions)
Balance at June 30, 2019	$177.4
Balance at June 30, 2020	$218.4
Revenue recognized in the period from:
Amounts included in contracts liability at the beginning of the period	$139.0
Contract liabilities activities during the fiscal year ended June 30, 2020 includes $7.6 million acquired in connection with the purchase of MaSTherCell in the third quarter of fiscal 2020. See Note 3, Business Combinations. Contract liabilities that will be recognized within 12 months of June 30, 2020 are accounted for in Other accrued liabilities and those that will be recognized longer than 12 months after June 30, 2020 are accounted for within Other liabilities.
Contract Assets
Contract assets primarily relate to the Company's conditional right to receive consideration for services that have been performed for the customer as of June 30, 2020 relating to its development services but had not yet been invoiced as of June 30, 2020. Contract assets are transferred to trade receivables, net when the Company’s right to receive the consideration becomes unconditional. Contract assets totaled $61.4 million and $23.3 million as of June 30, 2020 and 2019, respectively. Contract assets are accounted for within Prepaid expenses and other as they are expected to be transferred to trade receivables within 12 months of June 30, 2020.
3. BUSINESS COMBINATIONS
Paragon Acquisition
In May 2019, the Company acquired 100% of the equity interest in Paragon for an aggregate nominal purchase price of $1,192.1 million.
The Company accounted for the transaction using the acquisition method of accounting for business combinations, in accordance with ASC 805, Business Combinations. The total consideration was (in millions):

Cash paid at closing	$1,182.1
Non-cash consideration	10.0
Total consideration	$1,192.1
The operating results of Paragon have been included in the Company’s consolidated financial statements for the period following the acquisition date.
Paragon Valuation Assumptions and Purchase Price Allocation
The Company estimated fair values at the acquisition date for the preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed. During the measurement period that ended in May 2020, the Company obtained updated information to finalize the fair values of the net assets acquired. Amounts subject to finalization included working capital adjustments and income taxes. During the measurement period, the Company did not record any material adjustment to goodwill or any other balance related to this acquisition.

The purchase price allocation to assets acquired and liabilities assumed in the transaction is (in millions):

Property, plant, and equipment	$163.2
Identifiable intangible assets	392.3
Other net assets	(68.3)
Deferred revenue	(73.2)
Deferred income taxes	(47.0)
Total identifiable net assets	367.0
Goodwill	825.1
Total assets acquired and liabilities assumed	$1,192.1
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
Goodwill has been allocated to the Biologics segment as shown in Note 4, Goodwill. Goodwill is mainly comprised of the growth from an expected increase in capacity utilization, potential new customers, and advanced gene therapy development and manufacturing capabilities. Goodwill is not deductible for tax purposes.
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
Novavax Transaction
In July 2019, the Company acquired from Novavax Inc. (“Novavax”) certain property, plant and equipment, rights to two facilities under leases in southern Maryland, certain raw material inventory, and the right to assume the employment of more than 100 Novavax employees located at those facilities in the areas of operations, quality, and product development, among other things. The Company made a cash payment of $18.3 million in connection with the acquisition. The Company considers the transaction to be a business combination under ASC 805 and accounted for it using the acquisition method of accounting. The Company estimated fair values at the acquisition date for the allocation of consideration to the acquired items.

The aggregate purchase consideration was funded with cash on hand. As a result of the preliminary fair value allocations, the Company recognized property, plant, and equipment of $15.6 million and $0.3 million for inventory. The remainder of the fair value, $2.4 million, was preliminarily allocated to goodwill, primarily the value of the existing organized and trained work force.
During the measurement period that ended in July 2020, the Company continued to obtain information to assist in finalizing the fair values of the net assets acquired, which was not materially different from the preliminary estimates.
Anagni Acquisition
In January 2020, the Company acquired an oral solid, biologics, and sterile product manufacturing and packaging facility in Anagni, Italy from a unit of Bristol-Myers Squibb Company (“BMS”). The Company paid to BMS $55.3 million in cash as part of the purchase consideration and as consideration for the provision of certain services to facilitate the transition from BMS to Company ownership. At the closing of this acquisition, BMS also entered into a five-year agreement for continuing supply by the Company of certain products formerly produced by BMS at the Anagni facility. Due to the variety of activities performed at Anagni, the results of the Anagni facility are allocated between the Oral and Specialty Delivery and Biologics segments.
The total cash consideration was preliminarily allocated between the facility purchase and the transitional services arrangement, with $52.2 million assigned to the purchase consideration and the balance to transitional services. The Company funded the entire amount with cash on hand and has preliminarily allocated the purchase price among the acquired assets, recognizing property, plant, and equipment of $34.2 million, inventory of $6.5 million, and prepaid expenses and other of $12.2 million. The remainder of the value was preliminarily allocated to deferred tax assets and certain employee-related liabilities assumed in the acquisition.
During the measurement period ending no later than one year after the acquisition date, the Company will continue to obtain information to assist in finalizing the fair values of the net assets acquired, which may differ materially from these preliminary estimates. The amount subject to finalization principally includes income taxes. If any measurement period adjustment is material, the Company will record such adjustment, including any related impact on net income, in the reporting period in which the adjustment is determined. The Company expects to finalize its allocation over the next several months, but, in any event, within one year from the closing.
MaSTherCell Acquisition
In February 2020, the Company acquired 100% of the equity interest in MaSTherCell for an aggregate purchase price of $323.3 million, subject to adjustment, which was funded with the net proceeds of the Company’s February 2020 offering (the “February 2020 Equity Offering”) of its common stock, par value $0.01 (“Common Stock”). See Note 12, Equity and Accumulated Other Comprehensive Income/(Loss). The Company accounted for the MaSTherCell acquisition using the acquisition method in accordance with ASC 805. The operating results of MaSTherCell have been included in the Company’s consolidated financial statements for the period following the acquisition date. Transaction costs incurred as a result of the acquisition of $3.1 million are included in selling, general, and administrative expenses.
MaSTherCell Valuation Assumptions and Preliminary Purchase Price Allocation
The Company has preliminarily estimated fair values at the date of acquisition for the preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed as part of the MaSTherCell acquisition.

The preliminary purchase price allocation to assets acquired and liabilities assumed in the transaction is (in millions):

Property, plant, and equipment	$25.5
Identifiable intangible assets	51.0
Other net assets	2.0
Deferred income tax liabilities	(7.7)
Total identifiable net assets	$70.8
Goodwill	252.5
Total assets acquired and liabilities assumed	$323.3
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
Customer-relationship intangible assets of $46.3 million were valued using the multi-period, excess-earnings method, a method that values the intangible assets using the present value of the after-tax cash flows attributable to the intangible assets only. The assumptions used in developing the valuation included the estimated annual net cash flows (including application of an appropriate margin to forecasted revenue, selling and marketing costs, return on working capital, contributory asset charges, and other factors), the discount rate that appropriately reflects the risk inherent in each future cash flow stream, and an assessment of the assets’ life cycles, as well as other factors. The assumptions used in the financial forecasts were based on historical data, supplemented by current and anticipated growth rates, management plans, and market-comparable information. Preliminary assumptions may change and may result in adjustments to the final valuation. The customer relationship intangible assets have a weighted average useful life of 13 years. Goodwill is mainly comprised of the growth from an expected increase in capacity utilization, potential new customers, and advanced cell therapy development and manufacturing capabilities. The goodwill arising from the MaSTherCell acquisition has been assigned to the Biologics segment. Goodwill is not deductible for tax purposes.
During the measurement period ending no later than one year after the acquisition date, the Company will continue to obtain information to assist in finalizing the fair values of the net assets acquired, which may differ materially from these preliminary estimates. The amounts subject to finalization include working capital and income taxes. If any measurement period adjustment is material, the Company will record such adjustment, including any related impact on net income, in the reporting period in which the adjustment is determined. The Company expects to finalize its allocation over the next several months, but, in any event, within one year from the closing.
4. GOODWILL
The following table summarizes the changes from June 30, 2018, to June 30, 2019 and then to June 30, 2020 in the carrying amount of goodwill in total and by reporting segment:

(Dollars in millions)	Softgel & Oral Technologies	Biologics	Oral and Specialty Delivery	Clinical Supply Services	Total
Balance at June 30, 2018	$415.2	$505.7	$319.9	$156.4	$1,397.2
Additions	—	815.3	25.3	—	840.6
Foreign currency translation adjustments	(6.0)	(1.0)	(4.9)	(5.0)	(16.9)
Balance at June 30, 2019	409.2	1,320.0	340.3	151.4	2,220.9
Additions	—	263.6	—	—	263.6
Reallocation	108.1	(124.3)	16.2	—	—
Other	(1.6)	3.0	1.6	—	3.0
Foreign currency translation adjustments	(10.2)	(0.1)	(3.4)	(3.2)	(16.9)
Balance at June 30, 2020	$505.5	$1,462.2	$354.7	$148.2	$2,470.6
Goodwill increase in fiscal 2020 within the Biologics segment primarily relates to the MaSTherCell acquisition. The reallocation of goodwill in fiscal 2020 relates to adjustments to the Company’s reporting segments, as a result of which certain assets moved from the Biologics reporting segment to the Oral and Specialty Delivery reporting segment, and other assets moved from the Oral and Specialty Delivery reporting segment to the Softgel and Oral Technologies reporting segment. The Company recorded no impairment charge to goodwill in fiscal 2018, 2019, or 2020. See Note 1, Basis of Presentation and Summary of Significant Accounting Policies and Note 3, Business Combinations.

5. DEFINITE-LIVED LONG-LIVED ASSETS
The Company’s definite-lived long-lived assets include property, plant, and equipment as well as certain categories of intangible assets with definite lives. Refer to Note 19, Supplemental Balance Sheet Information for details related to property, plant, and equipment.
The details of other intangible assets subject to amortization as of June 30, 2020 and June 30, 2019 are as follows (in millions):

June 30, 2020	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangibles:
Core technology	19 years	$134.5	$(83.0)	$51.5
Customer relationships	14 years	1,021.3	(248.0)	773.3
Product relationships	11 years	270.4	(217.5)	52.9
Other	5 years	15.5	(4.5)	11.0
Total intangible assets		$1,441.7	$(553.0)	$888.7

June 30, 2019	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangibles:
Core technology	18 years	$168.2	$(105.6)	$62.6
Customer relationships	14 years	981.1	(182.5)	798.6
Product relationships	11 years	275.5	(213.9)	61.6
Other	4 years	9.3	(1.3)	8.0
Total intangible assets		$1,434.1	$(503.3)	$930.8
Amortization expense was $88.8 million, $88.2 million, and $62.6 million for the fiscal years ended June 30, 2020, 2019, and 2018, respectively. Future amortization expense for the next five fiscal years is estimated to be:

(Dollars in millions)	2021	2022	2023	2024	2025
Amortization expense	$91.0	$90.1	$89.5	$88.9	$87.9
The Company impaired definite-lived intangible assets of $0.0 million, $0.0 million and $0.6 million in the fiscal years ended June 30, 2020, 2019 and 2018, respectively. During the fiscal year ended June 30, 2019, the Company recorded $12.3 million of accelerated amortization related to an intangible property licensing right.
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

The following table summarizes the costs recorded within restructuring and other costs:

	Fiscal Year Ended June 30,
(Dollars in millions)	2020	2019	2018
Restructuring costs:
Employee-related reorganization	$5.5	$14.1	$11.9
Facility exit and other costs	—	—	0.4
Total restructuring costs	$5.5	$14.1	$12.3
Other - Temporary suspension customer claims (recoveries)	$—	$—	$(2.1)
Total restructuring and other costs	$5.5	$14.1	$10.2

7. LONG-TERM OBLIGATIONS AND SHORT-TERM BORROWINGS
Long-term obligations and short-term borrowings consist of the following at June 30, 2020 and June 30, 2019:

(Dollars in millions)	Maturity as of June 30, 2020	June 30, 2020	June 30, 2019
Senior secured credit facilities
Term loan facility incremental dollar term B-2	May 2026	$928.5	$936.2
Term loan facility euro-denominated	May 2024	—	346.8
Revolving credit facility	May 2024	—	—
Euro-denominated 4.75% Senior Notes due 2024	December 2024	—	428.3
U.S. dollar-denominated 4.875% Senior Notes due 2026	January 2026	445.4	444.6
U.S. dollar-denominated 5.00% Senior Notes due 2027	July 2027	493.1	492.1
Euro-denominated 2.375% Senior Notes due 2028	March 2028	909.9	—
Deferred purchase consideration	October 2021	97.5	143.9
Finance lease obligations	2020 to 2044	142.2	167.3
Other obligations	2020 to 2024	1.4	0.1
Total		3,018.0	2,959.3
Less: current portion of long-term obligations and other short-term borrowings		72.9	76.5
Long-term obligations, less current portion		$2,945.1	$2,882.8
Senior Secured Credit Facilities and Fourth Amendment
In May 2019, Operating Company completed a fourth amendment (the “Fourth Amendment”) to its Amended and Restated Credit Agreement, dated as of May 20, 2014 (as amended through the Fourth Amendment, the “Credit Agreement”). As part of the Fourth Amendment, Operating Company borrowed $950 million aggregate principal amount of incremental term B loans (the “Incremental Dollar Term B-2 Loans”) and replaced the existing revolving credit commitments of $200 million with new revolving credit commitments of $550 million (the “Incremental Revolving Credit Commitments”). The Incremental Dollar Term B-2 Loans constitute a new class of U.S. dollar-denominated term loans under the Credit Agreement with the same principal terms as the then-existing U.S. dollar-denominated term loans. The Incremental Dollar Term B-2 Loans will mature on May 17, 2026. The Incremental Revolving Credit Commitments constitute revolving credit commitments under the Credit Agreement with the same principal terms as the previously existing revolving credit commitments under the Credit Agreement. The Incremental Revolving Credit Commitments will mature on May 17, 2024. Under the Credit Agreement, the applicable rate for U.S. dollar-denominated term loans, including the Incremental Dollar Term B-2 Loans, is LIBOR (subject to a floor of 1.00%) plus 2.25%. In April 2020, Operating Company entered into an interest-rate swap agreement that effectively fixed the rate on $500 million of the Incremental Dollar Term B-2 Loans at 3.51%. See Note 9, Derivative Instruments and Hedging Activities. The applicable rate for revolving loans, including the Incremental Revolving Credit Commitments, is initially LIBOR plus 2.25%, and such rate can be reduced to LIBOR plus 2.00% in future periods based on a measure of Operating Company's total leverage ratio.

In January 2020 and March 2020, Operating Company borrowed $100.0 million and $200.0 million, respectively, under its revolving credit facility, which were repaid as of June 30, 2020 from a portion of the proceeds of the February 2020 Equity Offering and June 2020 public offering of its Common Stock (the “June 2020 Equity Offering”), respectively. The borrowing in March 2020 was done prophylactically in response to unsettled market conditions resulting from the COVID-19 pandemic to increase liquidity for general corporate purposes, while proceeds from the borrowing in January 2020 were used to pay the cash acquisition cost of certain land and buildings previously leased by the Company’s gene therapy business. The Company incurred interest of $1.7 million during fiscal 2020 from the borrowings under Operating Company's revolving credit facility.
The availability of capacity under the Incremental Revolving Credit Commitments is reduced by the aggregate value of all outstanding letters of credit under the Credit Agreement. As of June 30, 2020, the Company had $543.3 million of un-utilized capacity under the Incremental Revolving Credit Commitments due to $6.7 million of outstanding letters of credit.
U.S. dollar-denominated 4.875% Senior Notes due 2026
In October 2017, Operating Company completed a private offering of $450.0 million aggregate principal amount of 4.875% Senior Notes due 2026 (the “USD 2026 Notes”). The USD 2026 Notes are fully and unconditionally guaranteed, jointly and severally, by all of the wholly owned U.S. subsidiaries of Operating Company that guarantee its senior secured credit facilities. The USD 2026 Notes were offered in the U.S to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and outside the U.S only to non-U.S. investors pursuant to Regulation S under the Securities Act. The USD 2026 Notes will mature on January 15, 2026 and bear interest at the rate of 4.875% per annum. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2018.
U.S. dollar-denominated 5.00% Senior Notes due 2027
In June 2019, Operating Company completed a private offering of $500.0 million aggregate principal amount of 5.00% Senior Notes due 2027 (the “USD 2027 Notes”). The USD 2027 Notes are fully and unconditionally guaranteed, jointly and severally, by all of the wholly owned U.S. subsidiaries of Operating Company that guarantee its senior secured credit facilities. The USD 2027 Notes were offered in the U.S to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the U.S only to non-U.S. investors pursuant to Regulation S under the Securities Act. The USD 2027 Notes will mature on July 15, 2027 and bear interest at the rate of 5.00% per annum. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2020.
Euro-denominated 2.375% Senior Notes due 2028
In March 2020, Operating Company completed a private offering of €825.0 million aggregate principal amount of 2.375% Senior Notes due 2028 (the "Euro 2028 Notes" and, together with the USD 2026 Notes and USD 2027 Notes, the "Senior Notes"). The Euro 2028 Notes are fully and unconditionally guaranteed, jointly and severally, by all of the wholly owned U.S. subsidiaries of Operating Company that guarantee its senior secured credit facilities. The Euro 2028 Notes were offered in the U.S. to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the U.S. only to non-U.S. investors pursuant to Regulation S under the Securities Act. The Euro 2028 Notes will mature on March 1, 2028 and bear interest at the rate of 2.375% per annum. Interest is payable semi-annually in arrears on March 1 and September 1 of each year. The proceeds of the Euro 2028 Notes after payment of the offering fees and expenses were used to repay in full the outstanding borrowings under Operating Company's euro-denominated term loans under the Credit Agreement, which would have matured in May 2024, and euro-denominated 4.75% Senior Notes due 2024 (the “Euro 2024 Notes”), which would have matured in December 2024, plus any accrued and unpaid interest thereon, with the remainder available for general corporate purposes.
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

Long-Term and Other Obligations
Other obligations consist primarily of finance leases for buildings and other loans for business and working capital needs. Maturities of long-term obligations, including finance leases of $142.2 million, and other short-term borrowings for future fiscal years are:

(Dollars in millions)	2021	2022	2023	2024	2025	Thereafter	Total
Maturities of long-term and other obligations	$71.4	71.0	20.6	20.3	18.0	2,853.3	$3,054.6
Debt Issuance Costs
Debt issuance costs associated with the Credit Agreement (other than its revolving credit facility component) and the Senior Notes are presented as a reduction to the carrying value of the related debt, while debt issuance costs associated with the revolving credit facility are capitalized within prepaid expenses and other assets on the consolidated balance sheet. All debt issuance costs are amortized over the life of the related obligation through charges to interest expense in the consolidated statements of operations. The unamortized total debt issuance costs were $39.0 million and $34.6 million as of June 30, 2020 and 2019, respectively. Amortization of debt issuance costs totaled $6.4 million and $3.8 million for the fiscal years ended June 30, 2020 and 2019, respectively.
Guarantees and Security
Senior Secured Credit Facilities
All obligations under the Credit Agreement, and the guarantees of those obligations, are secured by substantially all of the following assets of Operating Company and each guarantor (Operating Company's parent entity, PTS Intermediate, and each of Operating Company's material domestic subsidiaries), subject to certain exceptions:
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
The Senior Notes
All obligations under the Senior Notes are general, unsecured, and subordinated to all existing and future secured indebtedness of the guarantors to the extent of the value of the assets securing such indebtedness. Each of the Senior Notes is separately guaranteed by all of Operating Company's wholly owned U.S. subsidiaries that guarantee the senior secured credit facilities. None of the Senior Notes is guaranteed by either PTS Intermediate or the Company.
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
The Credit Agreement also contains change of control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of June 30, 2020, the Company was in compliance with all material covenants related to the Credit Agreement.
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
The Senior Notes
The various indentures governing the Senior Notes (collectively, the “Indentures”) contain covenants that, among other things, limit the ability of Operating Company and its restricted subsidiaries to incur or guarantee more debt or issue certain preferred shares; pay dividends on, repurchase, or make distributions in respect of their capital stock or make other restricted payments; make certain investments; sell certain assets; create liens; consolidate, merge, sell; or otherwise dispose of all or substantially all of their assets; enter into certain transactions with their affiliates, and designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions, limitations, and qualifications as set forth in the Indentures. The Indentures also contain customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of Operating Company or certain of its subsidiaries. Upon an event of default, either the holders of at least 30% in principal amount of each of the then-outstanding Senior Notes or the applicable Trustee under the Indentures may declare the applicable notes immediately due and payable; or in certain circumstances, the applicable notes will become automatically immediately due and payable. As of June 30, 2020, Operating Company was in compliance with all material covenants under the Indentures.
Fair Value of Debt Measurements
The estimated fair values of the senior secured credit facilities and Senior Notes are classified as Level 2 in the fair value hierarchy and are calculated by using a discounted cash flow model with market interest rate as a significant input. The carrying amounts and the estimated fair values of financial instruments as of June 30, 2020 and June 30, 2019 are as follows:

		June 30, 2020		June 30, 2019
(Dollars in millions)	Fair Value Measurement	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Euro-denominated 4.75% Senior Notes	Level 2	$—	$—	$428.3	$454.2
U.S. dollar-denominated 4.875% Senior Notes	Level 2	445.4	463.6	444.6	457.0
U.S. dollar-denominated 5.00% Senior Notes	Level 2	493.1	537.9	492.1	509.0
Euro-denominated 2.375% Senior Notes	Level 2	909.9	844.1	—	—
Senior secured credit facilities & other	Level 2	1,169.6	1,160.1	1,594.3	1,526.0
Total		$3,018.0	$3,005.7	$2,959.3	$2,946.2

8. EARNINGS PER SHARE
The Company computes earnings per share (“EPS”) of the Common Stock using the two-class method required due to the participating nature of the Series A Preferred Stock (as noted in Note 12, Equity and Accumulated Other Comprehensive Income/(Loss)). Diluted net income per share is computed using the weighted-average number of shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive instruments. Dilutive securities having an anti-dilutive effect on diluted net income per share are excluded from the calculation. The dilutive effect of the securities that are issuable under the Company’s equity incentive plans (see Note 14, Equity-Based Compensation) are reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of the Series A Preferred

Stock is computed by applying the if-converted method. The reconciliations between basic and diluted earnings per share attributable to Catalent common shareholders for the fiscal years ended June 30, 2020, 2019, and 2018 are as follows:

	Fiscal year ended June 30,
(Dollars in millions, except per share data)	2020	2019	2018
Net earnings	$220.7	$137.4	$83.6
Less: Net earnings attributable to participating securities	(47.7)	(5.4)	—
Net earnings attributable to common shareholders	$173.0	$132.0	$83.6

Weighted average shares outstanding	149,794,191	144,245,956	131,226,110
Weighted average dilutive securities issuable—stock plans	2,527,612	1,708,519	1,975,106
Total weighted average diluted shares outstanding	152,321,803	145,954,475	133,201,216

Earnings per share:
Basic	$1.16	$0.92	$0.64
Diluted	$1.14	$0.90	$0.63
The computations of diluted earnings per share for the fiscal years ended June 30, 2020, 2019, and 2018 exclude the effect of shares potentially issuable under pre-IPO employee stock options totaling 0.0 million, 0.0 million, and 0.4 million options, respectively, because the vesting provisions of those awards specify performance or market-based conditions that had not been met as of the period end. Further, the computation of diluted earnings per share for the fiscal years ended June 30, 2020 and 2019 excludes the effect of approximately 13.1 million and 1.6 million, respectively, “if-converted” shares of Common Stock, on a weighted average basis, potentially issuable on the conversion of Series A Preferred Stock, as those shares would be anti-dilutive.
9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Risk Management Objective of Using Derivatives
The Company is exposed to fluctuations in the currency exchange rates applicable to its investments in foreign operations. While the Company does not actively hedge against changes in foreign currency, the Company has mitigated the exposure arising from its investments in its European operations by denominating a portion of its Senior Notes in euros. At June 30, 2020, the Company had euro-denominated debt outstanding of $909.9 million (U.S. dollar equivalent), which qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the effective portion of the translation gains or losses are reported in accumulated other comprehensive income/(loss) as part of the cumulative translation adjustment. The unhedged portions of the translation gains or losses are reported in the consolidated statements of operations. The following table includes net investment hedge activity during the fiscal years ended June 30, 2020 and 2019, respectively:

(Dollars in millions)	June 30, 2020	June 30, 2019
Unrealized foreign exchange gain/(loss) within Other Comprehensive Income	$2.7	$12.2
Unrealized foreign exchange gain/(loss) within the Consolidated Statements of Operations	$6.1	$7.6
The net accumulated gain of this net investment within accumulated other comprehensive income/(loss) was $62.5 million as of June 30, 2020. Amounts are reclassified out of accumulated other comprehensive income/(loss) into earnings when the entity in which the gains and losses reside is either sold or substantially liquidated.
2020 Derivative Liability
As discussed in Note 13, Redeemable Preferred Stock—Series A Preferred, in May 2019, the Company issued shares of Series A Preferred Stock in exchange for net proceeds of $646.3 million after taking into account the $3.7 million issuance cost.
The dividend rate used to determine the amount of the quarterly dividend payable on shares of the Series A Preferred Stock is subject to adjustment so as to provide holders of shares of Series A Preferred Stock with certain protections against a decline in the trading price of shares of Common Stock. The Company determined that this feature should be accounted for as a derivative liability, since the feature fluctuates inversely to changes in the trading price and is also linked to the performance of the S&P 500 stock index. Accordingly, the Company bifurcated the adjustable dividend feature from the remainder of the Series A Preferred Stock and accounted for this feature as a derivative liability at fair value. Changes in the fair value of the derivative liability are recognized in the consolidated statements of operations for each reporting period. The fair value was based on an option pricing methodology, specifically both a Monte Carlo simulation and a binomial lattice model. The methodology incorporates the terms and conditions of the preferred stock arrangement, historical stock price volatility, the risk-free interest rate, a credit spread based on the yield indexes of high-yield bonds, and the trading price of shares of the Common Stock. The calculation of the estimated fair value of the derivative liability is highly sensitive to changes in the unobservable inputs, such as the expected volatility and the Company’s specific credit spread.
The Company recorded a gain of $3.2 million on the change in the estimated fair value of the derivative liability from issuance through June 30, 2020, which is reflected as a non-operating expense in the consolidated statements of operations. The fair value of the derivative liability as of June 30, 2020 was $23.6 million.
The fair value is classified as Level 3 in the fair value hierarchy due to the significant management judgment required for the assumptions underlying the calculation of value. The following table sets forth a summary of changes in the estimated fair value of the derivative liability:

(Dollars in millions)	Fair Value Measurements of Series A Preferred Stock Derivative Liability Using Significant Unobservable Inputs (Level 3)
Balance at July 1, 2019	$26.8
Change in estimated fair value of Series A Preferred Stock derivative liability	(3.2)
Balance at June 30, 2020	$23.6

Interest-Rate Swap
Pursuant to its interest rate and risk management strategy, in April 2020, Operating Company entered into an interest-rate swap agreement with Bank of America N.A. as a hedge against the economic effect of a portion of the variable interest obligation associated with its U.S dollar-denominated term loans under its senior secured credit facilities, so that the interest payable on that portion of the debt becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on future interest expense. As a result of entering into the interest-rate swap agreement, the floating portion of the applicable rate on $500.0 million of the term loans is now effectively fixed at 1.26%, for a total fixed rate of 3.51%.
The interest-rate swap agreement qualifies for and is designated as a cash-flow hedge. All hedging relationships are formally documented, and the hedges are designed to offset changes to future cash flows on hedged transactions. We evaluate hedge effectiveness at the inception of the hedge and on an ongoing basis.
The fair value of the interest-rate swap agreement is determined at the end of each reporting period based on valuation models that use interest rate yield curves and discount rates as inputs. The discount rates are based on U.S. Deposit or U.S. Treasury rates. The significant inputs used in the valuation models are readily available in public markets or can be derived from observable market transactions and, therefore, have been classified as Level 2 in the fair value hierarchy. The estimated fair value of the interest rate swap as of June 30, 2020 was reported as a derivative liability of $3.7 million within other liabilities in the consolidated balance sheet. The cash flows associated with the interest-rate swap are reported in net cash provided by operating activities in the consolidated statement of cash flows. The unrealized gain from the mark-to-market of the interest-rate swap valuation during the fiscal year ended June 30, 2020 was immaterial.
10. INCOME TAXES
Earnings before income taxes are as follows for fiscal 2020, 2019, and 2018:

	Fiscal Year Ended June 30,
(Dollars in millions)	2020	2019	2018
U.S. operations	$120.9	$36.1	$13.3
Non-U.S. operations	139.5	124.2	138.7
Total	$260.4	$160.3	$152.0

The provision/(benefit) for income taxes consists of the following for fiscal 2020, 2019, and 2018:

	Fiscal Year Ended June 30,
(Dollars in millions)	2020	2019	2018
Current:
Federal	$1.2	$2.4	$14.1
State and local	0.8	0.3	0.1
Non-U.S.	33.0	25.8	24.9
Total current	$35.0	$28.5	$39.1
Deferred:
Federal	$11.1	$3.6	$24.2
State and local	6.9	(11.6)	(1.0)
Non-U.S.	(13.3)	2.4	6.1
Total deferred	$4.7	$(5.6)	$29.3

Total provision	$39.7	$22.9	$68.4
A reconciliation of the provision/(benefit) starting from the tax computed at the federal statutory income tax rate to the tax computed at the Company’s effective income tax rate is as follows for the fiscal years ended 2020, 2019, and 2018:

	Fiscal Year Ended June 30,
(Dollars in millions)	2020	2019	2018
Provision at U.S. federal statutory tax rate	$54.7	$33.7	$42.7
State and local income taxes	6.1	(0.3)	(2.5)
Foreign tax rate differential	(6.4)	(3.0)	(15.4)
Global intangible low tax income	2.9	3.4	—
Other permanent items	2.6	4.9	2.7
Unrecognized tax positions	(0.4)	1.1	(2.4)
Tax valuation allowance	(21.3)	(11.3)	7.2
Foreign tax credit	(2.6)	(4.2)	—
Withholding tax and other foreign taxes	0.9	1.1	1.3
Change in tax rate	3.8	0.8	(3.6)
R&D tax credit	(1.9)	(2.3)	(2.4)
Impact of U.S. tax reform	—	—	42.5
Other	1.3	(1.0)	(1.7)
Total provision	$39.7	$22.9	$68.4
The income tax provision for the fiscal year ended June 30, 2020 is not comparable to the provision in the prior year due to changes in the geographic mix of pretax income, changes in the tax impact of permanent differences and credits, and the tax impact of discrete items. The effective tax rate for the fiscal year ended June 30, 2020 reflects a reduction to the federal and foreign valuation allowance partially offset by permanent items, and an increase in state tax. The effective tax rate for the fiscal year ended June 30, 2019 reflects a reduction to the state valuation allowance, and the impact of permanent differences, including “global intangible low-taxed income” (“GILTI”), offset by the benefit of an increase in foreign earnings taxed at rates lower than the U.S. statutory rate.
The Company intends to repatriate foreign earnings taxed in prior fiscal years as a result of the changes imposed by the 2017 U.S. Tax Cuts and Jobs Act. In addition to these foreign earnings previously taxed, as of June 30, 2020, for purposes of ASC 740-10-25-3, the Company had $84.8 million of undistributed earnings from non-U.S. subsidiaries that it intends to reinvest permanently in its non-U.S. operations. As these ASC 740-10-25-3 earnings are considered permanently reinvested, no tax provision has been accrued. It is not feasible to estimate the amount of tax that might be payable on the eventual remittance of such earnings.

Deferred income taxes arise from temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The components of the Company's deferred income tax assets and liabilities are as follows at June 30, 2020 and 2019:

	Fiscal Year Ended June 30,
(Dollars in millions)	2020	2019
Deferred income tax assets:
Accrued liabilities	$30.0	$27.0
Equity compensation	16.0	35.9
Loss and tax credit carryforwards	193.8	150.0
Foreign currency	14.8	11.0
Pension	27.5	30.7
Interest-related	9.3	1.0
Deferred revenue	—	3.0
Lease liabilities	34.4	11.5
Euro-denominated debt	7.1	6.0
Total deferred income tax assets	$332.9	$276.1
Valuation allowance	(52.9)	(76.3)
Net deferred income tax assets	$280.0	$199.8

	Fiscal Year Ended June 30,
(Dollars in millions)	2020	2019
Deferred income tax liabilities:
Deferred revenue	$(7.6)	$—
Property-related	(99.5)	(53.1)
Goodwill and other intangibles	(192.1)	(181.0)
Right-of-use assets	(22.0)	—
Other	(3.4)	(1.5)
Total deferred income tax liabilities	$(324.6)	$(235.6)

Net deferred tax asset/(liability)	$(44.6)	$(35.8)
Deferred tax assets and liabilities in the preceding table are in the following captions in the consolidated balance sheets at June 30, 2020 and 2019:

	Fiscal Year Ended June 30,
(Dollars in millions)	2020	2019
Non-current deferred tax asset	$49.4	$38.6
Non-current deferred tax liability	94.0	74.4
Net deferred tax asset/(liability)	$(44.6)	$(35.8)
At June 30, 2020, the Company had federal net operating loss (“NOL”) carryforwards of $491.0 million, $251.4 million of which are subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The majority of the $251.4 million federal NOL carryforwards subject to Section 382 of the Internal Revenue Code are attributed to the Company's acquisitions of Pharmatek, Juniper, Paragon, and MaSThercell. As of June 30, 2020, $267.0 million of the Company's federal NOL carryforwards have an indefinite life and the remaining NOL carryforwards will expire in fiscal years 2023 through 2037.
At June 30, 2020, the Company had state tax NOL carryforwards of $503.3 million. Approximately $48.7 million of these losses are state tax losses generated in periods ending on or before April 10, 2007. Substantially all state NOL carryforwards have a twenty-year carryforward period. At June 30, 2020, the Company had non-U.S. tax NOL carryforwards of $116.8 million, a majority of which, are available for at least three years or have an indefinite carryforward period.

The Company had valuation allowances of $52.9 million and $76.3 million as of June 30, 2020 and 2019, respectively, against its deferred tax assets. The Company considered all available evidence, both positive and negative, in assessing the need for a valuation allowance against tax assets. Four possible sources of taxable income were evaluated when assessing the realization of deferred tax assets:
•carrybacks of existing NOLs (if and to the extent permitted under the tax law);
•future reversals of existing taxable temporary differences;
•tax planning strategies; and
•future taxable income exclusive of reversing temporary differences and carryforwards.
While the valuation allowance related to certain U.S. combined states was released during the fiscal year ended June 30, 2019, there remained as of June 30, 2020 a valuation allowance for the NOLs and deductible temporary differences in the remaining combined and separate states of $33.8 million. The state valuation allowance as of June 30, 2020 is due to the Company’s history of tax losses and anticipated loss utilization rates in separate filing status states as well as the difference in the rules related to allocated and apportioned income for separate filing status states versus combined filing status states.
The Company considered the need to maintain a valuation allowance on deferred tax assets based on management’s assessment of whether it is more likely than not that the Company would realize the value of its deferred tax assets based on future reversals of existing taxable temporary differences and the ability to generate sufficient taxable income within the carryforward period available under the applicable tax laws. During the fiscal year ended June 30, 2020, the Company released $23.1 million of its valuation allowances. The amount released is comprised of $8.9 million for U.S. foreign tax credits and $14.2 million of NOLs and temporary differences for certain Belgian operations. The $23.1 million release of the Company’s valuation allowance was partially offset by establishing a $1.1 million valuation allowance on NOL and temporary differences related to certain French operations.
In the normal course of business, the Company's income taxes are subject to audits by federal, state, and foreign tax authorities, some of which are ongoing and may result in proposed assessments. Germany and the U.K. are among the jurisdictions where the Company has substantial tax positions. The Company is no longer subject to examinations by the relevant tax authorities for years prior to fiscal 2009. The Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental. The Company assesses its income tax positions and records benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions for which it is more likely than not that a tax benefit will be sustained, the Company records the amount that has a greater than 50% likelihood of being realized upon resolution with the taxing authority that has full knowledge of all relevant information based on the technical merit. Interest and penalties are accrued, where applicable.

As of June 30, 2020, the Company had a total of $4.4 million of unrecognized tax benefits. A reconciliation of unrecognized tax benefits, excluding accrued interest, for June 30, 2020, 2019, and 2018 is as follows:

(Dollars in millions)
Balance at June 30, 2017	$52.5
Additions based on tax positions related to the current year	0.1
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(2.7)
Settlements	(47.5)
Lapse of the applicable statute of limitations	(0.2)
Balance at June 30, 2018	$2.2
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	3.0
Reductions for tax positions of prior years	(0.1)
Settlements	—
Lapse of the applicable statute of limitations	(1.3)
Balance at June 30, 2019	$3.8
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	0.7
Reductions for tax positions of prior years	—
Settlements	—
Lapse of the applicable statute of limitations	(0.1)
Balance at June 30, 2020	$4.4
All of the unrecognized tax benefits as of June 30, 2020 and 2019 would, if subsequently recognized, favorably affect the effective income tax rate.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2020, the Company has $1.2 million of accrued interest related to uncertain tax positions, a decrease of $0.2 million from the prior year, the majority of which relates to lapses of the applicable statute of limitations with respect to the imposition of such interest. The Company had $1.4 million and $2.0 million of accrued interest related to uncertain tax positions as of June 30, 2019 and 2018, respectively.
11. EMPLOYEE RETIREMENT BENEFIT PLANS
The Company sponsors various retirement plans, including defined benefit pension plans and defined contribution plans. Substantially all of the Company’s domestic non-union employees are eligible to participate in employer-sponsored retirement savings plans, which include plans created under Section 401(k) of the Internal Revenue Code that provide for the Company to match a portion of contributions by participating U.S. employees. The Company’s contributions to the plans are discretionary but are subject to certain minimum requirements as specified in the plans. The Company uses a measurement date of June 30 for all of its retirement and postretirement benefit plans.
The Company recorded obligations related to its withdrawal from one multi-employer pension plan that covered former employees at three former sites. Its withdrawal has been classified as a mass withdrawal under the Multiemployer Pension Plan Amendments Act of 1980, as amended, and the Pension Protection Act of 2006 and resulted in the recognition of liabilities associated with the Company’s long-term obligations in prior-year periods not presented, which were primarily recorded as an expense within discontinued operations. The estimated discounted value of the projected contributions related to these plans is $38.6 million and $38.8 million as of June 30, 2020 and 2019, respectively. The annual cash impact associated with the Company’s long-term obligation arising from this plan is $1.7 million per year.

The following table provides a reconciliation of the change in projected benefit obligation and fair value of plan assets for the defined benefit retirement and other retirement plans, excluding the multi-employer pension plan liability:

	Retirement Benefits		Other Post-Retirement Benefits
	June 30,		June 30,
(Dollars in millions)	2020	2019	2020	2019
Accumulated Benefit Obligation	$350.7	$341.7	$2.9	$2.9

Change in Benefit Obligation
Benefit obligation at beginning of year	349.7	331.1	2.9	2.8
Company service cost	4.0	3.6	—	—
Interest cost	5.5	7.5	0.1	0.1
Employee contributions	0.4	0.3	—	—
Plan amendments	(0.1)	—	—	—
Curtailments	(1.0)	—	—	—
Settlements	(3.6)	—	—	—
Special termination benefits	—	—	—	—
Divestitures	—	—	—	—
Other	—	—	—	—
Benefits paid	(11.1)	(11.5)	(0.2)	(0.2)
Actual expenses	(0.1)	(0.1)	—	—
Actuarial (gain)/loss	20.8	27.5	0.1	0.2
Exchange rate gain/(loss)	(6.3)	(8.7)	—	—
Benefit obligation at end of year	$358.2	$349.7	$2.9	$2.9

Change in Plan Assets
Fair value of plan assets at beginning of year	272.3	258.1	—	—
Actual return on plan assets	30.8	23.2	—	—
Company contributions	12.0	9.7	0.2	0.2
Employee contributions	0.4	0.3	—	—
Settlements	(3.6)	—	—	—
Special company contributions to fund termination benefits	—	—	—	—
Divestitures	—	—	—	—
Other	—	—	—	—
Benefits paid	(11.1)	(11.5)	(0.2)	(0.2)
Actual expenses	(0.1)	(0.1)	—	—
Exchange rate gain/(loss)	(5.5)	(7.4)	—	—
Fair value of plan assets at end of year	$295.2	$272.3	$—	$—

Funded Status
Funded status at end of year	(62.9)	(77.4)	(2.9)	(2.9)
Employer contributions between measurement date and reporting date	—	—	—	—
Net pension asset (liability)	$(62.9)	$(77.4)	$(2.9)	$(2.9)

The following table provides a reconciliation of the net amount recognized in the consolidated balance sheets:

	Retirement Benefits		Other Post-Retirement Benefits
	June 30,		June 30,
(Dollars in millions)	2020	2019	2020	2019
Amounts Recognized in Statement of Financial Position
Noncurrent assets	$32.1	$25.8	$—	$—
Current liabilities	(0.8)	(0.8)	(0.3)	(0.3)
Noncurrent liabilities	(94.2)	(102.4)	(2.6)	(2.6)
Total asset/(liability)	(62.9)	(77.4)	(2.9)	(2.9)

Amounts Recognized in Accumulated Other Comprehensive Income
Transition (asset)/obligation	—	—	—	—
Prior service cost	(0.6)	(0.5)	—	—
Net (gain)/loss	61.7	65.7	(0.7)	(0.8)
Total accumulated other comprehensive income at the end of the year	61.1	65.2	(0.7)	(0.8)

Additional Information for Plan with ABO or PBO in Excess of Plan Assets
Projected benefit obligation	164.7	174.6	2.9	2.9
Accumulated benefit obligation	158.9	168.4	2.9	2.9
Fair value of plan assets	69.6	71.5	—	—

Components of Net Periodic Benefit Cost
Service cost	4.0	3.6	—	—
Interest cost	5.5	7.5	0.1	0.1
Expected return on plan assets	(11.2)	(11.5)	—	—
Amortization of unrecognized:
Transition (asset)/obligation	—	—	—	—
Prior service cost	—	—	—	—
Net (gain)/loss	4.4	2.5	(0.1)	(0.1)
Net periodic benefit cost	$2.7	$2.1	$—	$—

	Retirement Benefits		Other Post-Retirement Benefits
	June 30,		June 30,
(Dollars in millions)	2020	2019	2020	2019
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net (gain)/loss arising during the year	$1.1	$15.8	$0.1	$0.2
Prior service cost (credit) during the year	(0.1)	—	—	—
Transition asset/(obligation) recognized during the year	—	—	—	—
Prior service cost recognized during the year	—	—	—	—
Net gain/(loss) recognized during the year	(5.4)	(2.5)	0.1	0.1
Exchange rate gain/(loss) recognized during the year	0.3	(0.6)	—	—
Total recognized in other comprehensive income	$(4.1)	$12.7	$0.2	$0.3
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income
Total recognized in net periodic benefit cost and other comprehensive income	$(1.4)	$14.8	$(0.1)	$0.3
Estimated Amounts to be Amortized from Accumulated Other Comprehensive Income into Net Periodic Benefit Cost
Amortization of:
Transition (asset)/obligation	$—	$—	$—	$—
Prior service cost/(credit)	—	—	—	—
Net (gain)/loss	2.9	4.5	(0.1)	(0.1)
Financial Assumptions Used to Determine Benefit Obligations at the Balance Sheet Date
Discount rate (%)	1.40%	1.90%	1.81%	2.96%
Rate of compensation increases (%)	1.56%	2.03%	n/a	n/a
Financial Assumptions Used to Determine Net Periodic Benefit Cost for Financial Year
Discount rate (%)	1.90%	2.50%	2.96%	3.79%
Rate of compensation increases (%)	2.03%	2.03%	n/a	n/a
Expected long-term rate of return (%)	4.30%	4.70%	n/a	n/a
Expected Future Contributions
Fiscal year 2021	$10.0	$11.3	$0.3	$0.3

	Retirement Benefits		Other Post-Retirement Benefits
	June 30,		June 30,
(Dollars in millions)	2020	2019	2020	2019
Expected Future Benefit Payments
Financial year
2021	$11.8	$12.8	$0.3	$0.3
2022	12.0	12.1	0.3	0.3
2023	12.9	12.4	0.3	0.3
2024	13.6	13.3	0.2	0.3
2025	14.1	14.1	0.2	0.2
2026-2030	75.2	77.5	0.9	1.0

Actual Asset Allocation (%)
Equities	9.7%	17.6%	—%	—%
Government bonds	26.8%	29.8%	—%	—%
Corporate bonds	24.8%	15.2%	—%	—%
Property	3.1%	2.6%	—%	—%
Insurance contracts	9.5%	11.0%	—%	—%
Other	26.1%	23.8%	—%	—%
Total	100.0%	100.0%	—%	—%

Actual Asset Allocation (Amount)
Equities	$28.8	$47.9	$—	$—
Government bonds	79.0	80.8	—	—
Corporate bonds	73.1	41.4	—	—
Property	9.0	7.2	—	—
Insurance contracts	28.1	30.0	—	—
Other	77.2	65.0	—	—
Total	$295.2	$272.3	$—	$—

Target Asset Allocation (%)
Equities	10.1%	21.4%	—%	—%
Government bonds	27.1%	30.2%	—%	—%
Corporate bonds	24.5%	13.8%	—%	—%
Property	3.1%	2.9%	—%	—%
Insurance contracts	9.5%	11.2%	—%	—%
Other	25.7%	20.5%	—%	—%
Total	100.0%	100.0%	—%	—%
The Company's Investment Committee employs a building-block approach in determining the long-term rate of return for plan assets, with proper consideration of diversification and rebalancing. Historical markets are studied and long-term historical relationships between equities and fixed income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. Peer data are reviewed to check for reasonability and appropriateness.
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
•Other assets as of June 30, 2020 and 2019, including $31.1 million and $24.3 million of investments in hedge funds related to the Company's U.K. pension plan, are classified as Level 2.
The following tables provide a summary of plan assets that are measured at fair value as of June 30, 2020 and 2019, aggregated by the level in the fair value hierarchy within which those measurements fall:

As of June 30, 2020 (dollars in millions)	Level 1	Level 2	Level 3	Investments Measured at Net Asset Value	Total Assets
Equity securities	$—	$28.8	$—	$—	$28.8
Debt securities	—	152.1	—	—	152.1
Real estate	—	6.9	—	2.1	9.0
Other	—	84.2	21.1	—	105.3
Total	$—	$272.0	$21.1	$2.1	$295.2

As of June 30, 2019 (dollars in millions)	Level 1	Level 2	Level 3	Investments Measured at Net Asset Value	Total Assets
Equity securities	$1.8	$46.0	$—	$—	$47.8
Debt securities	0.1	122.2	—	—	122.3
Real estate	0.4	4.9	—	1.9	7.2
Other	0.6	73.4	21.0	—	95.0
Total	$2.9	$246.5	$21.0	$1.9	$272.3

Level 3 other assets consist of an insurance contract in the U.K. to fulfill the benefit obligations for a portion of the participant benefits. The value of this commitment is determined using the same assumptions and methods used to value the pension liability of the associated plan. Level 3 other assets also include the partial funding of a pension liability relating to current and former employees of the Company’s Eberbach, Germany facility through a Company promissory note with an annual rate of interest of 5%. The value of this commitment fluctuates due to contributions and benefit payments in addition to loan interest.
The following table provides a reconciliation of the beginning and ending balances of level 3 assets as well as the changes during the period attributable to assets held and those purchases, sales, settlements, contributions and benefits that were paid:

	Fair Value Measurement Using Significant Unobservable Inputs Total (Level 3)	Fair Value Measurement Using Significant Unobservable Inputs Insurance Contracts	Fair Value Measurement Using Significant Unobservable Inputs Other
Total (Level 3)
(Dollars in millions)
Beginning Balance at June 30, 2019	$21.0	$3.1	$17.9
Actual return on plan assets:
Relating to assets still held at the reporting date	0.9	0.3	0.6
Relating to assets sold during the period	—	—	—
Purchases, sales, settlements, contributions and benefits paid	(1.7)	(0.1)	(1.6)
Transfers in or out of Level 3, net	0.9	—	0.9
Ending Balance at June 30, 2020	$21.1	$3.3	$17.8
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

	Other Post-Retirement Benefits
	2020	2019

Assumed Healthcare Cost Trend Rates at the Balance Sheet Date
Healthcare cost trend rate – initial (%)
Pre-65	n/a	n/a
Post-65	(1.12)%	19.86%
Healthcare cost trend rate – ultimate (%)
Pre-65	n/a	n/a
Post-65	4.86%	4.83%
Year in which ultimate rates are reached
Pre-65	n/a	n/a
Post-65	2032	2026
Effect of 1% Change in Healthcare Cost Trend Rate
Healthcare cost trend rate up 1%
on APBO at balance sheet date	$101,270	$117,555
on total service and interest cost	2,535	3,640
Effect of 1% Change in Healthcare Cost Trend Rate
Healthcare cost trend rate down 1%
on APBO at balance sheet date	$(91,918)	$(106,088)
on total service and interest cost	(2,297)	(3,284)

Expected Future Contributions
Fiscal year 2021	$329,090	$319,469

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
Recent Public Offerings of its Common Stock
On June 15, 2020, the Company completed the June 2020 Equity Offering, in which the Company sold 7.7 million shares of Common Stock at a price of $70.72 per share, net of underwriting discounts and commissions. The Company obtained total net proceeds from the June 2020 Equity Offering of $547.5 million after the payment of associated offering expenses. The net proceeds of the June 2020 Equity Offering were used to repay $200.0 million of prophylactic borrowings from the third quarter of fiscal 2020 under Operating Company's revolving credit facility, with the remainder available for general corporate purposes. On July 10, 2020, the underwriter for the June 2020 Equity Offering exercised its over-allotment option on 1.2 million additional shares, resulting in net proceeds of $82.2 million from the June 2020 Equity Offering, which will be recorded in the first quarter of fiscal 2021.
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
Effect of Restricted Stock
Shares outstanding of Common Stock include shares of unvested restricted stock. Unvested restricted stock included in reportable shares outstanding was 0.5 million shares as of June 30, 2020. Shares of unvested restricted stock are excluded from the calculation of basic weighted average shares outstanding, but their dilutive impact is added back in the calculation of diluted weighted average shares outstanding.
Stock Repurchase Program
On October 29, 2015, the Company’s board of directors authorized a share repurchase program, permitting the use of up to $100.0 million to repurchase shares of outstanding Common Stock. On August 27, 2020, the Company’s board of directors terminated this share repurchase program. There has been no purchase pursuant to this program in the fiscal year ended June 30, 2020 or at any time since the share repurchase program was authorized by the Company’s board of directors in 2015.
Accumulated Other Comprehensive Income/(Loss)
Accumulated other comprehensive income/(loss) by component and changes for the fiscal years ended June 30, 2020, 2019, and 2018 consist of:

(Dollars in millions)	Foreign Currency Translation Adjustment	Available for Sale Investment Adjustments	Derivatives and Hedges	Pension Liability Adjustments	Other Comprehensive Income/(Loss)
Balance at June 30, 2017	$(280.7)	$10.5	$—	$(43.9)	$(314.1)
Activity, net of tax	(4.4)	(11.6)	—	4.3	(11.7)
Balance at June 30, 2018	(285.1)	(1.1)	—	(39.6)	(325.8)
Activity, net of tax	(18.6)	—	—	(9.5)	(28.1)
Balance at June 30, 2019	(303.7)	(1.1)	—	(49.1)	(353.9)
Activity, net of tax	(31.4)	—	(2.6)	1.6	(32.4)
Balance at June 30, 2020	$(335.1)	$(1.1)	$(2.6)	$(47.5)	$(386.3)
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

The components of the changes in the cumulative translation adjustment, derivatives and hedges, minimum pension liability, and available for sale investment for the fiscal years ended June 30, 2020, 2019, and 2018 consists of:

	Fiscal Year Ended June 30,
(Dollars in millions)	2020	2019	2018
Foreign currency translation adjustments:
Net investment hedge	$2.7	$12.2	$(12.5)
Long-term inter-company loans	(8.5)	(12.8)	9.3
Translation adjustments	(25.3)	(15.8)	(10.1)
Total foreign currency translation adjustments, pretax	$(31.1)	$(16.4)	$(13.3)
Tax expense/(benefit)	0.3	2.2	(8.9)
Total foreign currency translation adjustments, net of tax	$(31.4)	$(18.6)	$(4.4)

Net change in derivatives and hedges:
Net gain/(loss) arising during the year	$(3.7)	$—	$—
Net (gain)/loss recognized during the year	—	—	—
Foreign exchange translation and other	—	—	—
Total derivatives and hedges, pretax	$(3.7)	$—	$—
Tax expense/(benefit)	(1.1)	—	—
Net change in derivatives and hedges, net of tax	$(2.6)	$—	$—

Net change in minimum pension liability
Net gain/(loss) arising during the year	$(1.2)	$(16.0)	$2.9
Prior service (cost)/credit during the year	0.1	—	—
Net (gain)/loss recognized during the year	5.3	2.4	2.3
Foreign exchange translation and other	(0.3)	0.6	(0.3)
Total minimum pension liability, pretax	$3.9	$(13.0)	$4.9
Tax expense/(benefit)	2.3	(3.5)	0.6
Net change in minimum pension liability, net of tax	$1.6	$(9.5)	$4.3

Net change in available for sale investment:
Net gain/(loss) arising during the year	$—	$—	$(16.2)
Net (gain)/loss recognized during the year	—	—	—
Foreign exchange translation and other	—	—	—
Total change in available for sale investment, pretax	$—	$—	$(16.2)
Tax expense/(benefit)	—	—	(4.6)
Net change in available for sale investment, net of tax	$—	$—	$(11.6)

13.  REDEEMABLE PREFERRED STOCK — SERIES A PREFERRED
In May 2019, the Company designated 1,000,000 shares of its preferred stock, par value $0.01, as its “Series A Convertible Preferred Stock” (the “Series A Preferred Stock”), pursuant to a certificate of designation of preferences, rights, and limitations (as amended, the “Certificate of Designation”) filed with the Delaware Secretary of State, and issued and sold 650,000 shares of the Series A Preferred Stock for an aggregate purchase price of $650.0 million, to affiliates of Leonard Green & Partners, L.P. (the “Series A Investors”), each share having an initial stated value of $1,000 (as such value may be adjusted in accordance with the terms of the Certificate of Designation, the “Stated Value”). The Series A Preferred Stock ranks senior to the Company’s Common Stock with respect to dividend rights and rights upon the voluntary or involuntary liquidation, dissolution, or winding up of the affairs of the Company.
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
Proceeds from the offering of the Series A Preferred Stock, net of stock issuance costs, were $646.3 million, in fiscal 2019 which were used to fund a portion of the consideration for the Paragon acquisition due at its closing. Of the net proceeds, $39.7 million was allocated to the dividend adjustment feature at its issuance and separately accounted for as a derivative liability, as disclosed in Note 9, Derivative Instruments and Hedging Activities. The preferred stock balance totaled $606.6 million as of June 30, 2020 and 2019, respectively.
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
2014 and 2018 Omnibus Incentive Plans
In connection with the IPO, the Company’s board of directors adopted, and the holder of a majority of the shares approved, the 2014 Omnibus Incentive Plan effective July 31, 2014 (the “2014 Plan”). The 2014 Plan provided certain members of management, employees, and directors of the Company and its subsidiaries with the opportunity to obtain various incentives, including grants of stock options, restricted stock units (defined below), and restricted stock. In October 2018, the Company’s shareholders approved the 2018 Omnibus Incentive Plan (the “2018 Plan”), and, as a result, new awards may no longer be issued under the 2014 Plan, although it remains in effect as to any previously granted award. The 2018 Plan is substantially similar to the 2014 Plan, except that (a) a total of 15,600,000 shares of Common Stock (subject to adjustment) may be issued under the 2018 Plan, (b) each share of Common Stock issuable under the 2018 Plan pursuant to a restricted stock or restricted stock unit award will reduce the number of reserved shares by 2.25 shares, and (c) the 2018 Plan imposes a limit on the aggregate value of awards that may be made in a single year to a non-employee director. Both the 2014 Plan and the 2018 Plan permit “net settlement” of vested awards, pursuant to which the award holder forfeits a portion of the vested award to satisfy the purchase price (in the case of options), the holder’s withholding tax obligation, if any (in all cases), or both. Where the holder net-settles the tax obligation, the Company pays the amount of the withholding tax to the U.S. government in cash, which is accounted for as an adjustment to Additional Paid in Capital.

Stock Compensation Expense
Stock compensation expense recognized in the consolidated statements of operations was $48.1 million, $33.3 million, and $27.2 million in fiscal 2020, 2019, and 2018, respectively. Stock compensation expense is classified in selling, general, and administrative expenses as well as cost of sales. The Company has elected to account for forfeitures as they occur.
Stock Options
The Company adopted two forms of non-qualified stock option agreement (each, a “Form Option Agreement”) for stock options granted under the 2007 Plan. Under the Company’s Form Option Agreement adopted in 2009, a portion of the stock option awards vest in equal annual installments over a five-year period contingent solely upon the participant’s continued employment with the Company, or one of its subsidiaries, another portion of the stock option awards vests over a specified performance period upon achievement of pre-determined operating performance targets over time, and the remaining portion of the stock option awards vests upon realization of certain internal rates of return or multiple of investment goals. Under the Company’s other Form Option Agreement, adopted in 2013, a portion of the stock option awards vests over a specified performance period upon achievement of pre-determined operating performance targets over time while the other portion of the stock option awards vests upon realization of a specified multiple of investment goal. The Form Option Agreements include certain forfeiture provisions upon a participant’s separation from service with the Company. Following the IPO, the Company decided not to grant any further award under the 2007 Plan; however, all outstanding awards granted prior to the IPO remained outstanding in accordance with the terms of the 2007 Plan.
Stock options granted under the 2014 Plan or 2018 Plan, as applicable, during fiscal 2020, 2019, and 2018 had an intrinsic value of $6.1 million, $24.0 million, and $2.3 million, respectively, which represents approximately 329,000, 1,179,000, and 442,000 shares of Common Stock, respectively. Each stock option granted under the 2014 Plan or 2018 Plan vests in equal annual installments over a four-year period from the date of grant, contingent upon the participant’s continued employment with the Company, except for a small number of grants that vest based on the achievement of operating performance targets set forth in the award documents.
Methodology and Assumptions
All outstanding stock options have an exercise price per share equal to the fair market value of one share of Common Stock on the date of grant. All outstanding stock options have a contractual term of 10 years, subject to forfeiture under certain conditions upon separation of employment. The grant-date fair value is recognized as expense on a graded-vesting basis over the vesting period. The fair value of stock options is determined using the Black-Scholes-Merton option pricing model for service and performance-based awards, and an adaptation of the Black-Scholes-Merton option valuation model, which takes into consideration the internal rate of return thresholds, for market-based awards. This model adaptation is essentially equivalent to the use of a path dependent-lattice model.
The weighted average of assumptions used in estimating the fair value of stock options granted during each year were as follows:

	Fiscal Year Ended June 30,
	2020			2019			2018
Expected volatility	23%	-	24%	22%	-	24%	24%	-	27%
Expected life (in years)	6.25			6.25			6.25
Risk-free interest rates	1.7%	-	1.9%	2.2%	-	2.8%	1.9%	-	2.1%
Dividend yield	None			None			None
Public trading of the Common Stock commenced only in July 2014, and, as a result, there is only available limited relevant historical volatility experience; therefore, the expected volatility assumption is based on the historical volatility of the closing share prices of a comparable peer group. The Company selected peer companies from the pharmaceutical industry with similar characteristics, including market capitalization, number of employees and product focus. In addition, since the Company does not have a pattern of exercise behavior of option holders, the Company used the simplified method to determine the expected life of each option, which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest-rate for the expected life of the option is based on the comparable U.S. Treasury yield curve in effect at the time of grant. The weighted-average grant-date fair value of stock options in fiscal 2020, 2019, and 2018 was $15.22 per share, $9.49 per share, and $10.39 per share, respectively.

The following table summarizes stock option activity and shares subject to outstanding options for the fiscal year ended June 30, 2020:

		Time			Performance			Market
	Weighted Average Exercise Price	Number of Shares	Weighted Average Contractual Term	Aggregate Intrinsic Value	Number of Shares	Weighted Average Contractual Term	Aggregate Intrinsic Value	Number of Shares	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding as of June 30, 2019	$30.55	2,179,814	7.56	$51,739,617	127,734	7.68	$2,369,291	37,402	3.52	$1,373,525
Granted	$54.97	328,726	—	—	—	—	—	—	—	—
Exercised	$24.37	417,546	—	14,863,342	42,252	—	1,512,124	37,402	—	1,573,107
Forfeited	$39.07	88,875	—	—	—	—	—	—	—	—
Expired / Canceled	$32.47	4,231	—	—	—	—	—	—	—	—
Outstanding as of June 30, 2020	$35.53	1,997,888	8.63	76,229,381	85,482	5.01	2,453,938	—	0.00	—
Vest and expected to vest as of June 30, 2020	$35.53	1,997,888	8.63	76,229,381	85,482	5.01	2,453,938	—	0.00	—
Vested and exercisable as of June 30, 2020	$23.23	779,690	2.99	$39,024,280	2,492	5.82	$136,028	—	0.00	$—
In fiscal 2020, participants exercised options to purchase approximately 166,000 net settled shares, resulting in $7.1 million of cash paid on behalf of participants for withholding taxes. The intrinsic value of the options exercised in fiscal 2020 was $17.9 million. The total fair value of options vested during the period was $4.3 million.
In fiscal 2019, participants exercised options to purchase approximately 283,000 net settled shares, resulting in $8.9 million of cash paid on behalf of participants for withholding taxes. The intrinsic value of the options exercised in fiscal 2019 was $21.0. The total fair value of options vested during the period was $3.6 million. As part of the time-based options granted, there were 230,093 shares granted in consideration for the acquisition of Paragon. Excluding this grant, the Weighted Average Exercise Price for fiscal 2019 would have been $41.47.
As of June 30, 2020, $2.5 million of unrecognized compensation cost related to granted and not forfeited stock options is expected to be recognized as expense over a weighted-average period of approximately 1.9 years.
Restricted Stock and Restricted Stock Units
The Company may grant to employees and members of its board of directors under the 2018 Plan (and formerly granted under the 2014 Plan) shares of restricted stock and units each representing the right to one share of Common Stock (“restricted stock units”). Since the IPO, the Company has granted to employees and directors restricted stock units and restricted stock that vest over specified periods as well as restricted stock units and restricted stock that have certain performance-related vesting requirements (“performance share units” and “performance shares,” respectively). The restricted stock and restricted stock units granted during fiscal 2020 and 2019 had grant date fair values aggregating $42.8 million and $47.6 million, respectively, which represent approximately 748,000 and 1,066,000 shares of Common Stock, respectively. Under the 2014 Plan or 2018 Plan, as appropriate, the performance shares and performance share units vest upon achieving Company financial performance metrics established at the outset of the three-year performance period associated with each grant. The metrics for the fiscal 2016 performance share unit grant were based on performance against a mix of cumulative revenue and cumulative Adjusted EBITDA targets, and these grants vested in fiscal 2018 based on achievement against those targets. Note that Adjusted EBITDA (which is called “Consolidated EBITDA” in the Credit Agreement) is calculated based on the definition in the Credit Agreement, is not defined under U.S. GAAP, and is subject to important limitations. The metrics for the fiscal 2017, 2018, and 2019 performance share and performance share unit grants were based on performance against a mix of adjusted EPS targets and relative total shareholder return (“RTSR”) targets. Note that adjusted EPS is calculated as a quotient of tax-effected Adjusted EBITDA by the weighted average number of fully diluted shares, a financial measure that is not defined under U.S. GAAP and is subject to important limitations. The performance shares and performance share units vest following the end of their respective three-year performance periods upon a determination of achievement relative to the targets. Each quarter during the period in which the performance shares and performance share units are outstanding, the Company estimates the likelihood of such achievement by the end of the performance period in order to determine the probability of vesting. The number of shares actually earned at the end of the three-year period for the fiscal 2017, 2018 and 2019 grants will vary, based only on actual performance, from 0% to 200%, or from 0% to 150%, of the target number of performance shares or performance share units specified on the date of grant, in the case of adjusted EPS and RTSR grants, respectively. Time-based restricted stock units and restricted stock generally vest on the second or third anniversary of the date of grant, subject to the participant’s continued employment with the Company.

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
Time-Based Restricted Stock Units and Restricted Stock
The following table summarizes activity in unvested time-based restricted stock units and restricted stock for the fiscal year ended June 30, 2020:

	Time-Based Units and Shares	Weighted Average Grant-Date Fair Value
Unvested as of June 30, 2019	1,394,850	$37.53
Granted	468,586	56.16
Vested	(637,920)	32.85
Cancelled/forfeited/adjusted	(143,868)	44.38
Unvested as of June 30, 2020	1,081,648	$47.45

Adjusted EPS and RTSR-Based Performance Share Units and Performance Shares
The following table summarizes activity in unvested performance share units and performance shares for the fiscal year ended June 30, 2020:

	Performance-Based Units and Shares	Weighted Average Grant-Date Fair Value
Target Number Unvested as of June 30, 2019	644,455	$33.70
Target Number Granted	149,342	55.08
Target Number Vested	(324,725)	24.59
Target Number Cancelled/forfeited/adjusted	47,344	31.21
Target Number Unvested as of June 30, 2020	516,416	$43.37

Valuation of RTSR Performance Shares and Performance Share Units
The fair value of each RTSR performance share unit and performance share is determined using the Monte Carlo pricing model because the number of shares to be awarded is subject to a market condition. The Monte Carlo simulation is a generally accepted statistical technique used to simulate a range of possible future outcomes. Because the valuation model considers a range of possible outcomes, compensation cost is recognized regardless of whether the market condition is actually satisfied.
The assumptions used in estimating the fair value of the RTSR performance share units and performance shares granted during each year were as follows:

	Fiscal Year Ended June 30,
	2020			2019
Expected volatility	30%	-	31%	30%	-	33%
Expected life (in years)	2.4	-	2.9	2.4	-	3.0
Risk-free interest rates	1.5%	-	1.8%	2.5%	-	3.0%
Dividend yield	None			None

The following table summarizes activity in unvested RTSR performance share units and performance shares for the fiscal year ended June 30, 2020:

	RTSR Units and Shares	Weighted Average Grant-Date Fair Value
Target Number Unvested as of June 30, 2019	525,256	$35.75
Target Number Granted	130,284	63.12
Target Number Vested	(230,261)	25.25
Target Number Cancelled/forfeited/adjusted	2,624	40.53
Target Number Unvested as of June 30, 2020	427,903	$49.02
In fiscal 2020, participants vested and settled 734,000 net settled shares, resulting in $24.0 million of cash paid on behalf of participants for withholding taxes. In fiscal 2019, participants vested and settled 262,000 net settled shares, resulting in $5.4 million of cash paid on behalf of participants for withholding taxes.
As of June 30, 2020, $37.0 million of unrecognized compensation cost related to restricted stock and restricted stock units (including performance shares and performance share units, respectively) is expected to be recognized as expense over a weighted-average period of approximately 1.7 years. The weighted-average grant-date fair value of restricted stock and restricted stock units in fiscal 2020, 2019, and 2018 was $57.17, $44.65, and $34.99, respectively. The fair value of restricted stock units vested in fiscal 2020, 2019, and 2018 was $34.8 million, $13.2 million, and $13.6 million, respectively.
15. OTHER (INCOME)/EXPENSE, NET
The components of other (income)/expense, net for the fiscal year ended June 30, 2020, 2019, and 2018 are as follows:

	Fiscal Year Ended June 30,
(Dollars in millions)	2020	2019	2018
Other (income)/expense, net
Debt refinancing costs (1)	$16.3	$15.8	$11.8
Foreign currency (gains) and losses (2)	(3.0)	(0.5)	(4.6)
Other (3)	(5.4)	(12.6)	(1.7)
Total other (income)/expense	$7.9	$2.7	$5.5
(1) The expense in the fiscal year ended June 30, 2020 includes (a) a write-off of $6.0 million of previously capitalized financing charges related to the Company's recently repaid euro-denominated term loan under its senior secured credit facilities and the Company's recently redeemed Euro 2024 Notes and (b) a $10.0 million premium on early redemption of the Euro 2024 Notes. The expense in the fiscal year ended June 30, 2019 includes $15.8 million of financing charges related to the offering of the USD 2028 Notes. The fiscal year ended June 30, 2018 include financing charges of $11.8 million related to the offering of the USD 2026 Notes and an amendment to the Credit Agreement, which included a $6.1 million charge for commitment fees paid during the first quarter of fiscal 2018 on a related bridge facility.
(2) Foreign currency (gains) and losses include both cash and non-cash transactions.
(3) Included within Other are unrealized derivative instrument gains of $3.2 million and $12.9 million during the fiscal years ended June 30, 2020 and 2019, respectively.
16. LEASES
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
Supplemental information concerning the leases recorded in the Company's consolidated balance sheet as of June 30, 2020 is detailed in the following table:

(Dollars in millions)	Line item in the consolidated balance sheet	Balance at June 30, 2020
Right-of-use assets:
Finance leases	Property, plant, and equipment, net	$89.9
Operating leases	Other assets	101.4

Current lease liabilities:
Finance leases	Current portion of long-term obligations and other short-term borrowings	13.8
Operating leases	Other accrued liabilities	14.6

Non-current lease liabilities:
Finance leases	Long-term obligations, less current portion	128.4
Operating leases	Other liabilities	88.2
The components of the net lease costs for the fiscal year ended June 30, 2020 reflected in the Company's consolidated statement of operations were as follows:

(Dollars in millions)	Fiscal Year Ended June 30, 2020
Finance lease costs:
Amortization of right-of-use assets	$12.6
Interest on lease liabilities	12.3
Total	24.9

Operating lease costs	19.4
Variable lease costs	6.2
Total lease costs	$50.5
The short-term lease cost amounted to $3.3 million during the fiscal year ended June 30, 2020.

The weighted average remaining lease term and weighted average discount rate related to the Company's right-of-use assets and lease liabilities as of June 30, 2020 are as follows:

Weighted average remaining lease term (years):
Finance leases	12.8
Operating leases	11.6
Weighted average discount rate:
Finance leases	8.3%
Operating leases	4.4%
Supplemental information concerning the cash-flow impact arising from the Company's leases for the fiscal year ended June 30, 2020 recorded in the Company's unaudited consolidated statement of cash flows is detailed in the following table (in millions):

Fiscal Year Ended June 30, 2020
Cash paid for amounts included in lease liabilities:
Financing cash flows used for finance leases	$48.1
Operating cash flows used for finance leases	12.3
Operating cash flows used for operating leases	16.6

Non-cash transactions:
Right-of-use assets obtained in exchange for new finance lease liabilities	19.1
Right-of-use assets obtained in exchange for new operating lease liabilities	64.9
As of June 30, 2020, the Company expects that its future minimum lease payments will become due and payable as follows:

(Dollars in millions)	Finance Leases	Operating Leases	Total
2021	$23.3	$18.1	$41.4
2022	21.0	17.4	38.4
2023	20.4	16.9	37.3
2024	18.9	13.3	32.2
2025	15.8	10.0	25.8
Thereafter	128.9	64.4	193.3
Total minimum lease payments	228.3	140.1	368.4
Less: interest	86.1	37.3	123.4
Total lease liabilities	$142.2	$102.8	$245.0
17. COMMITMENTS AND CONTINGENCIES
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
18.  SEGMENT AND GEOGRAPHIC INFORMATION
As discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, the Company conducts its business within the following segments: Softgel and Oral Technologies, Biologics, Oral and Specialty Delivery, and Clinical Supply Services. The Company evaluates the performance of its segments based on segment revenue and segment earnings before non-controlling interest, other (income)/expense, impairments, restructuring costs, interest expense, income tax (benefit)/expense, and depreciation and amortization (“Segment EBITDA”). The Company considers its reporting segments results in the context of a similar Company-wide measure: EBITDA from operations, which the Company defines as consolidated earnings from operations before interest expense, income tax (benefit)/expense, depreciation and amortization, adjusted for the income or loss attributable to non-controlling interest. Neither Segment EBITDA nor EBITDA from operations is defined under U.S. GAAP, and neither is a measure of operating income, operating performance, or liquidity presented in accordance with U.S. GAAP. Each of these non-GAAP measures is subject to important limitations. This Note to the consolidated financial statements includes information concerning Segment EBITDA and EBITDA from operations (a) because Segment EBITDA and EBITDA from operations are operational measures used by management in the assessment of the operating segments, the allocation of resources to the segments, and the setting of strategic goals and annual goals for the segments, and (b) in order to provide supplemental information that the Company considers relevant for the readers of the consolidated financial statements, but such information is not meant to replace or supersede U.S. GAAP measures. The Company’s presentation of Segment EBITDA and EBITDA from operations may not be comparable to similarly titled measures used by other companies. The most directly comparable U.S. GAAP measure to EBITDA from operations is net earnings/(loss). Included in this Note is a reconciliation of net earnings/(loss) to EBITDA from operations.
The following tables include net revenue and Segment EBITDA for each of the Company's current reporting segments during the fiscal years ended June 30, 2020, 2019, and 2018 (restated in accordance with ASC 280, Segment Reporting; see Note 1, Basis of Presentation and Summary of Significant Accounting Policies concerning the reorganization of the reporting segments during fiscal 2020):

(Dollars in millions)	Fiscal Year Ended June 30,
	2020	2019	2018
Net revenue:
Softgel and Oral Technologies	$1,062.0	$1,039.2	$1,114.5
Biologics	1,021.6	573.3	437.0
Oral and Specialty Delivery	675.9	597.7	503.3
Clinical Supply Services	345.0	321.4	430.4
Inter-segment revenue elimination	(10.2)	(13.6)	(21.8)
Net revenue	$3,094.3	$2,518.0	$2,463.4

(Dollars in millions)	Fiscal Year Ended June 30,
	2020	2019	2018
Segment EBITDA reconciled to net earnings:
Softgel and Oral Technologies	$256.5	$236.3	$275.1
Biologics	237.6	146.9	111.1
Oral and Specialty Delivery	200.8	175.1	129.9
Clinical Supply Services	91.2	84.4	76.2
Sub-Total	$786.1	$642.7	$592.3
Reconciling items to net earnings
Unallocated costs (1)	(145.9)	(142.9)	(138.8)
Depreciation and amortization	(253.7)	(228.6)	(190.1)
Interest expense, net	(126.1)	(110.9)	(111.4)
Income tax expense	(39.7)	(22.9)	(68.4)
Net earnings	$220.7	$137.4	$83.6

(1) Unallocated costs include restructuring and special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(Dollars in millions)	Fiscal Year Ended June 30,
	2020	2019	2018
Impairment charges and gain/(loss) on sale of assets	$(5.5)	$(5.1)	$(8.7)
Equity compensation	(48.1)	(33.3)	(27.2)
Restructuring and other special items (a)	(42.2)	(57.7)	(54.4)
Other income/(expense), net (b)	(7.9)	(2.7)	(5.5)
Non-allocated corporate costs, net	(42.2)	(44.1)	(43.0)
Total unallocated costs	$(145.9)	$(142.9)	$(138.8)
(a) Restructuring and other special items during fiscal 2020 include transaction and integration costs associated with the Company’s Biologics acquisitions, the disposal of its site in Australia, and other restructuring initiatives across the Company's network of sites.
Restructuring and other special items during fiscal 2019 include transaction and integration costs associated with the acquisitions of Paragon and Juniper Pharmaceuticals, Inc. Restructuring and other special items during fiscal 2018 also include transaction and integration costs associated with the acquisition of Catalent Indiana.
(b) Refer to Note 15, Other (income)/expense, net, for details of financing charges and foreign currency translation adjustments recorded within other income/(expense), net.
The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the consolidated balance sheets.
Total Assets

(Dollars in millions)	June 30, 2020	June 30, 2019
Softgel and Oral Technologies	$1,501.8	$1,586.5
Biologics	3,775.0	2,825.7
Oral and Specialty Delivery	1,247.4	1,098.7
Clinical Supply Services	451.2	463.2
Corporate and eliminations	801.1	209.9
Total assets	$7,776.5	$6,184.0
The following tables include depreciation and amortization expense and capital expenditures for the fiscal years ended June 30, 2020, 2019, and 2018 for each segment, as well as reconciling items necessary to total the amounts reported in the consolidated statements of operations:
Depreciation and Amortization Expense

(Dollars in millions)	Fiscal Year Ended June 30,
	2020	2019	2018
Softgel and Oral Technologies	$46.1	$54.1	$59.0
Biologics	112.0	65.4	44.7
Oral and Specialty Delivery	55.1	69.7	49.3
Clinical Supply Services	18.8	18.8	19.5
Corporate	21.7	20.6	17.6
Total depreciation and amortization expense	$253.7	$228.6	$190.1

Capital Expenditures

(Dollars in millions)	Fiscal Year Ended June 30,
	2020	2019	2018
Softgel and Oral Technologies	$53.6	$82.5	$65.8
Biologics	329.6	79.3	42.0
Oral and Specialty Delivery	55.4	29.2	28.9
Clinical Supply Services	10.0	2.9	11.5
Corporate	17.2	24.2	28.3
Total capital expenditures	$465.8	$218.1	$176.5
The following table presents long-lived assets(1) by geographic area:

	Long-Lived Assets (1)
(Dollars in millions)	June 30, 2020	June 30, 2019
United States	$1,396.0	$1,066.0
Europe	404.5	344.4
International Other	100.3	126.3
Total	$1,900.8	$1,536.7
(1)  Long-lived assets include property, plant, and equipment, net of accumulated depreciation.
19. SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplemental balance sheet information at June 30, 2020 and June 30, 2019 is detailed in the following tables.
Inventories
Work-in-process and inventories include raw materials, labor, and overhead. Total inventories consist of the following:

(Dollars in millions)	June 30, 2020	June 30, 2019
Raw materials and supplies	$222.6	$161.6
Work-in-process	123.2	115.0
Total inventory, gross	345.8	276.6
Inventory cost adjustment	(22.0)	(19.4)
Inventories	$323.8	$257.2

Prepaid expenses and other
Prepaid expenses and other current assets consist of the following:

(Dollars in millions)	June 30, 2020	June 30, 2019
Prepaid expenses	$28.6	$18.7
Contract assets	61.4	23.3
Spare parts supplies	23.1	8.1
Prepaid income tax	15.0	10.0
Non-U.S. value-added tax	19.0	16.4
Other current assets	30.8	23.6
Prepaid expenses and other	$177.9	$100.1

Property, plant, and equipment, net
Property, plant, and equipment, net consist of the following:

(Dollars in millions)	June 30, 2020	June 30, 2019
Land, buildings, and improvements	$1,250.9	$1,049.4
Machinery and equipment	1,233.6	1,104.9
Furniture and fixtures	20.9	16.9
Construction in progress	440.0	278.9
Property and equipment, at cost	2,945.4	2,450.1
Accumulated depreciation	(1,044.6)	(913.4)
Property, plant, and equipment, net	$1,900.8	$1,536.7

Other assets
Other assets consist of the following:

(Dollars in millions)	June 30, 2020	June 30, 2019
Deferred compensation investments	$23.4	$21.9
Pension asset	32.1	25.8
Deferred long-term debt financing costs	2.4	3.0
Right-of-use-assets	101.4	—
Other	14.7	10.5
Total other assets	$174.0	$61.2
Other accrued liabilities
Other accrued liabilities consist of the following:

(Dollars in millions)	June 30, 2020	June 30, 2019
Accrued employee-related expenses	$140.8	$103.9
Restructuring accrual	2.8	8.2
Accrued interest	29.1	11.7
Deferred revenue and fees	191.0	155.2
Accrued income tax	4.5	8.5
Other accrued liabilities and expenses	131.1	50.9
Other accrued liabilities	$499.3	$338.4
Allowance for doubtful accounts
Trade receivables allowance for doubtful accounts activity is as follows:

(Dollars in millions)	June 30, 2020	June 30, 2019	June 30, 2018
Trade receivables allowance for doubtful accounts
Beginning balance	$6.1	$6.0	$4.0
Charged to cost and expenses (recoveries)	4.2	3.1	1.7
Deductions	(0.8)	(3.0)	0.3
Impact of foreign exchange	(0.2)	—	—
Closing balance	$9.3	$6.1	$6.0

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the Company’s unaudited quarterly results of operation.

(Dollars in millions, except per share data)	Fiscal 2020, By Quarters
	First	Second	Third	Fourth
Net revenue	$664.7	$721.4	$760.6	$947.6
Gross margin	177.7	232.2	238.8	334.6
Net earnings	0.1	45.5	20.9	154.2
Less: Net earnings attributable to preferred shareholders	(8.1)	(11.2)	(9.1)	(19.4)
Net earnings attributable to common shareholders	$(8.0)	$34.3	$11.8	$134.8

Earnings per share:
Basic
Net earnings/(loss)	$(0.05)	$0.23	$0.08	$0.86
Diluted
Net earnings/(loss)	$(0.05)	$0.23	$0.08	$0.85

(Dollars in millions, except per share data)	Fiscal 2019, By Quarters
	First	Second	Third	Fourth
Net revenue	$551.8	$623.0	$617.5	$725.7
Gross margin	148.5	201.4	198.7	256.5
Net earnings	(14.4)	49.0	31.7	71.1
Less: Net earnings attributable to preferred shareholders	—	—	—	(5.4)
Net earnings attributable to common shareholders	$(14.4)	$49.0	$31.7	$65.7

Earnings per share:
Basic
Net earnings	$(0.10)	$0.34	$0.22	$0.45
Diluted
Net earnings	$(0.10)	$0.33	$0.22	$0.44

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
Our management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2020. In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of June 30, 2020.
The effectiveness of our internal control over financial reporting as of June 30, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8. Financial Statements and Supplementary Data in this Annual Report.
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
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our Directors and Executive Officers, “Section 16(a) Beneficial Ownership Reporting Compliance,” definitive shareholder communications with our board of directors, and corporate governance may be found in our Proxy Statement for the 2020 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed within 120 days after June 30, 2020, the close of our fiscal year covered by this Annual Report. Such information is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION
Information concerning executive compensation may be found in the Proxy Statement, which will be filed within 120 days after June 30, 2020, the close of our fiscal year covered by this Annual Report. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management may be found in the Proxy Statement, which will be filed within 120 days after June 30, 2020, the close of our fiscal year covered by this Annual Report. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related-party transactions and director independence may be found in the Proxy Statement, which will be filed within 120 days after June 30, 2020, the close of our fiscal year covered by this Annual Report. Such information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding the fees paid to and services performed by our independent accountants may be found in the Proxy Statement, which will be filed within 120 days after June 30, 2020, the close of our fiscal year covered by this Annual Report. Such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements. The Financial Statements listed in the Index to Financial Statements are filed under Item 8. Financial Statements and Supplementary Data of this Annual Report.
(a)(2) Financial Statements Schedule.
Deferred Tax Assets - Valuation Allowance

(Dollars in millions)	Beginning Balance	Current Period (Charge) / Benefit	Deductions and Other	Ending Balance
Fiscal year ended June 30, 2018
Tax valuation allowance	$(78.8)	$(13.8)	$6.4	$(86.2)

Fiscal year ended June 30, 2019
Tax valuation allowance	$(86.2)	$11.3	$(1.4)	$(76.3)

Fiscal year ended June 30, 2020
Tax valuation allowance	$(76.3)	$21.3	$2.1	$(52.9)
The schedule for the allowance for doubtful accounts is not included in this Item 15 as the required information is included in Note 19 to the Consolidated Financial Statements. The remaining schedules are not applicable.
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

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated April 14, 2019, by and among Catalent Pharma Solutions, Inc., Paragon Bioservices, Inc., solely for purposes of Section 4.12 (solely with respect to the Equity Financing (as defined therein)) and Section 8.19, Catalent, Inc., and Pearl Shareholder Representative, LLC (incorporated by reference to exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 17, 2019). Disclosure schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Merger Agreement as filed identifies such schedules and exhibits, including the general nature of their contents. The Company agrees to furnish a copy of any omitted attachment to the Securities and Exchange Commission on a confidential basis upon request.

2.2	Stock Purchase Agreement, dated as of February 2, 2020, among Catalent Pharma Solutions, Inc., Orgenesis Inc. and GPP-II Masthercell, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2020).

3.1	Third Amended and Restated Certificate of Incorporation of Catalent, Inc., as filed with the Secretary of State of the State of Delaware on October 31, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 6, 2018).

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, Par Value $0.01 Per Share, of Catalent, Inc. (incorporated by reference to exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 22, 2019).

3.2.1	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, Par Value $0.01 Per Share, of Catalent, Inc. (incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 13, 2019).

3.3	Bylaws of Catalent, Inc., effective October 31, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 6, 2018).

4.1	Indenture, dated October 18, 2017, by and among Catalent Pharma Solutions, Inc., the subsidiary guarantors named therein and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 18, 2017).

4.1.1	Form of 4.875% Senior Notes due 2026 (included as part of Exhibit 4.1 above).

4.2	Indenture, dated June 27, 2019, by and among Catalent Pharma Solutions, Inc., the subsidiary guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 27, 2019).

4.2.1	Form of 5.00% Senior Notes due 2027 (included as part of Exhibit 4.2 above).

4.3	Indenture, dated March 2, 2020, by and among Catalent Pharma Solutions, Inc., the subsidiary guarantors named therein, Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as principal paying agent, and Deutsche Bank Luxembourg S.A., as transfer agent and registrar (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 3, 2020).

4.3.1	Form of 2.375% Senior Notes due 2028 (included as part of Exhibit 4.3 above).

4.4	Description of the Company’s Common Stock, par value $0.01 (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed on August 27, 2019).

10.1	2007 PTS Holdings Corp. Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007). †

10.1.1
Amendment No. 1 to the 2007 PTS Holdings Corp. Stock Incentive Plan, dated September 8, 2010 (incorporated by reference to Exhibit 10.16 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K filed on September 17, 2010). †

10.1.2
Amendment No. 2 to the 2007 PTS Holdings Corp. Stock Incentive Plan, dated June 25, 2013 (incorporated by reference to Exhibit 10.45 to Catalent, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1/A as filed on September 28, 2014). †

10.2	Catalent, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 5, 2014). †

10.3	Catalent, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2018). †

10.4
Catalent Pharma Solutions, Inc. Deferred Compensation Plan as amended and restated effective January 1, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2017). †

10.4.1	Amendment to the Catalent Pharma Solutions, Inc. Deferred Compensation Plan effective January 1, 2017 (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on August 28, 2017). †

10.4.2
Amendment No. 2 to the Catalent Pharma Solutions, Inc. Deferred Compensation Plan effective October 16, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2017). †

10.5.1	Form of Nonqualified Stock Option Agreement (executives) approved June 25, 2013 (incorporated by reference to Exhibit 10.45 of Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K filed on September 10, 2013). †

10.5.2	Form of Stock Option Agreement for U.S. Employees (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 5, 2014). †

10.5.2.1	Form of Stock Option Agreement for Non-U.S. Employees (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on August 5, 2014). †

10.5.3	Form of Restricted Stock Unit Agreement for U.S. Employees (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 5, 2014). †

10.5.3.1	Form of Restricted Stock Unit Agreement for Non-U.S. Employees (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on August 5, 2014). †

10.5.4	Form of Restricted Stock Unit Agreement for U.S. Non-Employee Directors. †*

10.5.5	Form of Restricted Stock Agreement for U.S. Employees (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 28, 2017). †

10.5.6	Form of Performance Restricted Stock Agreement for U.S. Employees (for the performance period July 1, 2018 through June 30, 2021) (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K filed on August 28, 2018). †

10.5.6.1	Form of Performance Restricted Stock Agreement for Non-U.S. Employees (for the performance period July 1, 2018 through June 30, 2021) (incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K filed on August 28, 2018). †

10.5.7	Form of 2018 Omnibus Incentive Plan Restricted Stock Unit Agreement for U.S. Employees (incorporated by reference to exhibit 10.40 to the Company's Quarterly Report on Form 10-Q filed on May 7, 2019 ). †

10.5.7.1	Form of 2018 Omnibus Incentive Plan Restricted Stock Unit Agreement for non-U.S. Employees (incorporated by reference to exhibit 10.41 to the Company's Quarterly Report on Form 10-Q filed on May 7, 2019). †

10.5.8	Form of 2018 Omnibus Incentive Plan Option Agreement for U.S. Employees (incorporated by reference to exhibit 10.44 to the Company's Quarterly Report on Form 10-Q filed on May 7, 2019). †

10.5.8.1	Form of 2018 Omnibus Incentive Plan Option Agreement for non-U.S. Employees (incorporated by reference to exhibit 10.45 to the Company's Quarterly Report on Form 10-Q filed on May 7, 2019). †

10.5.9	Form of the Performance Share Unit Agreement for U.S. Employees (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2019). †

10.5.9.1	Form of the Performance Share Unit Agreement for Non-U.S. Employees (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2019). †

10.6	Summary of Management Incentive Plan for the fiscal year ended June 30, 2020. (incorporated by reference to exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 5, 2019). †

10.7	Amended and Restated Credit Agreement, dated as of May 20, 2014, relating to the Credit Agreement, dated as of April 10, 2007, as amended, among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc., as the administrative agent, collateral agent and swing line lender and other lenders as parties thereto (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Current Report on Form 8-K filed on May 27, 2014).

10.7.1	Amendment No. 1, dated December 1, 2014 to Amended and Restated Credit Agreement, dated as of May 20, 2014 among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc., as the administrative agent, collateral agent and swing line lender and other lenders as parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 2, 2014).

10.7.2	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of December 9, 2016, by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc. as administrative agent, collateral agent and swing line lender and the lenders party thereto, which amends that certain Amended and Restated Credit Agreement, dated as of May 20, 2014 (as amended), by and among Catalent Pharma Solutions, Inc. PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc. and JP Morgan Chase Bank, N.A. as L/C Issuers, the other lenders party thereto and the other agents party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 12, 2016).

10.7.3	Amendment No. 3 to Amended and Restated Credit Agreement, dated as of October 18, 2017, by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and swing line lender and the lenders party thereto, which amends that certain Amended and Restated Credit Agreement, dated as of May 20, 2014 (as amended), by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc. and JPMorgan Chase Bank, N.A., as L/C Issuers, the other lenders party thereto and the other agents party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 18, 2017).

10.7.4	Amendment No. 4 to Amended and Restated Credit Agreement, dated as of May 17, 2019, by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and swing line lender and the lenders party thereto, which amends that certain Amended and Restated Credit Agreement, dated as of May 20, 2014 (as amended), by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc. and JPMorgan Chase Bank, N.A., as L/C Issuers, the other lenders party thereto and the other agents party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 22, 2019).

10.8	Intellectual Property Security Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc., PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Therein and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.21 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007).

10.8.1	Intellectual Property Security Agreement Supplement, dated as of July 1, 2008, to the Intellectual Property Security Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc., PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Therein and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.28 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K filed on September 29, 2008).

10.9	Stockholders’ Agreement, dated as of May 17, 2019, by and among Catalent, Inc., Green Equity Investors VII, L.P., Green Equity Investors Side VII, L.P., LGP Associates VII-A LLC and LGP Associates VII-B LLC (incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 22, 2019).

10.10	Registration Rights Agreement, dated as of May 17, 2019, by and among Catalent, Inc., Green Equity Investors VII, L.P., Green Equity Investors Side VII, L.P., LGP Associates VII-A LLC and LGP Associates VII-B LLC (incorporated by reference to exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 22, 2019).

10.11
Form of Severance Agreement between named executive officers and Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 10.3 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K filed on September 17, 2010). †

10.12	Employment Agreement, dated October 22, 2014 by and among Catalent, Inc. and John R. Chiminski (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 24, 2014). †

10.12.1	Amendment to Employment Agreement, dated August 23, 2017, by and between Catalent, Inc. and John R. Chiminski (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2017). †

10.12.2	Second Amendment to Employment Agreement, dated August 11, 2020, by and between Catalent, Inc. and John R. Chiminski. † *

10.13	Offer letter, dated January 31, 2018, between Wetteny Joseph and Catalent Pharma Solutions, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 5, 2018). †

10.14	Offer letter, dated March 13, 2018, between Steven Fasman and Catalent Pharma Solutions Inc. (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed on August 27, 2019) † *

10.15	Offer letter, dated November 20, 2019, between Karen Flynn and Catalent Pharma Solutions Inc. † *

10.16	Terms and Conditions of Employment Statement, dated February 1, 2018, between Alessandro Maselli and Catalent Pharma Solutions (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K filed on August 27, 2019). †

10.16.1	Offer letter, dated January 31, 2019, between Alessandro Maselli and Catalent Pharma Solutions (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K filed on August 27, 2019). †

21.1	Subsidiaries of the Registrant. *

23.1	Consent of Ernst & Young LLP. *

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.1	The following materials are formatted in inline XBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statement of Changes in Shareholders’ Equity (Deficit), (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements. *

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

CATALENT, INC.

Date:	August 31, 2020	By:	/s/ STEVEN L. FASMAN
Steven L. Fasman
Senior Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN R. CHIMINSKI	Chief Executive Officer (Principal Executive Officer) and Director	8/31/2020
John R. Chiminski

/s/ MADHAVAN BALACHANDRAN	Director	8/31/2020
Madhavan Balachandran

/s/ J. MARTIN CARROLL	Director	8/31/2020
J. Martin Carroll

/s/ ROLF CLASSON	Director	8/31/2020
Rolf Classon

/s/ ROSEMARY A. CRANE	Director	8/31/2020
Rosemary A. Crane

/s/ JOHN J. GREISCH	Director	8/31/2020
John J. Greisch

/s/ CHRISTA KREUZBURG	Director	8/31/2020
Christa Kreuzburg

/s/ GREGORY T. LUCIER	Director	8/31/2020
Gregory T. Lucier

/s/ DONALD E. MOREL, JR.	Director	8/31/2020
Donald E. Morel, Jr.

/s/ JACK STAHL	Director	8/31/2020
Jack Stahl

/s/ PETER ZIPPELIUS	Director	8/31/2020
Peter Zippelius

/s/ WETTENY JOSEPH	Senior Vice President & Chief Financial Officer	8/31/2020
Wetteny Joseph	(Principal Financial Officer and Principal Accounting Officer)