Form 10-Q
period 2020-09-30
Catalent, Inc.
filed 2020-11-03
CIK 1596783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

On October 29, 2020, there were 164,697,598 shares of the Registrant's common stock, par value $0.01 per share, issued and outstanding.

CATALENT, INC. and Subsidiaries

INDEX TO FORM 10-Q
For the Three Months Ended September 30, 2020

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
Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include, but are not limited to, those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (the “Fiscal 2020 10-K”) and the following:
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
•Our global operations are subject to economic, political, and regulatory risks, including the risks of changing regulatory standards or changing interpretations of existing standards, that could affect the profitability of our operations or require costly changes to our procedures. In addition, changes to our procedures, or additional procedures, implemented to comply with public health orders or best practice guidelines as a result of the COVID-19 pandemic may increase our costs or reduce our productivity and thereby affect our business, financial condition, or results of operations.
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

PART I.    FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

Catalent, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited; dollars in millions, except per share data)

	Three Months Ended September 30,
	2020	2019
Net revenue	$845.7	$664.7
Cost of sales	596.8	487.0
Gross margin	248.9	177.7
Selling, general, and administrative expenses	164.7	142.8
Impairment charges and (gain)/loss on sale of assets	1.8	(0.2)
Restructuring and other	0.9	0.7
Operating earnings	81.5	34.4
Interest expense, net	25.3	36.3
Other (income)/expense, net	(11.2)	4.9
Earnings/(loss) before income taxes	67.4	(6.8)
Income tax benefit	(15.0)	(6.9)
Net earnings	82.4	0.1
Less: Net earnings attributable to preferred shareholders	(13.6)	(8.1)
Net earnings/(loss) attributable to common shareholders	$68.8	$(8.0)

Earnings (loss) per share:
Basic
Net earnings/(loss)	$0.42	$(0.05)
Diluted
Net earnings/(loss)	$0.41	$(0.05)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited; dollars in millions)

	Three Months Ended September 30,
	2020	2019
Net earnings	$82.4	$0.1
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	15.9	(21.8)
Pension and other post-retirement adjustments	0.5	(0.3)
Derivatives and hedges	(0.1)	—
Other comprehensive income/(loss), net of tax	16.3	(22.1)
Comprehensive income/(loss)	$98.7	$(22.0)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited; in millions, except share and per share data)

	September 30, 2020	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,007.0	$953.2
Trade receivables, net	700.9	838.1
Inventories	384.3	323.8
Prepaid expenses and other	263.9	177.9
Total current assets	2,356.1	2,293.0
Property, plant, and equipment, net	2,035.5	1,900.8
Other assets:
Goodwill	2,490.4	2,470.6
Other intangibles, net	870.3	888.7
Deferred income taxes	57.1	49.4
Other	174.8	174.0
Total assets	$7,984.2	$7,776.5

LIABILITIES, REDEEMABLE PREFERRED STOCK, AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$73.4	$72.9
Accounts payable	329.4	321.0
Other accrued liabilities	516.9	499.3
Total current liabilities	919.7	893.2
Long-term obligations, less current portion	2,985.3	2,945.1
Pension liability	135.5	135.2
Deferred income taxes	83.6	94.0
Other liabilities	181.4	203.6
Commitment and contingencies (see Note 15)	—	—
Total liabilities	4,305.5	4,271.1
Redeemable preferred stock, $0.01 par value; 1.0 million shares authorized at September 30 and June 30, 2020; 650,000 shares issued and outstanding at September 30 and June 30, 2020	606.6	606.6
Shareholders' equity:
Common stock, $0.01 par value; 1.0 billion shares authorized at September 30 and June 30, 2020; 164.6 million and 162.8 million issued and outstanding at September 30 and June 30, 2020, respectively	1.6	1.6
Preferred stock, $0.01 par value; 99 million authorized at September 30 and June 30, 2020; 0 issued and outstanding at September 30 and June 30, 2020	—	—
Additional paid in capital	3,901.4	3,818.7
Accumulated deficit	(460.9)	(535.2)
Accumulated other comprehensive loss	(370.0)	(386.3)
Total shareholders' equity	3,072.1	2,898.8
Total liabilities, redeemable preferred stock, and shareholders' equity	$7,984.2	$7,776.5
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity
(Unaudited; dollars in millions, except share data in thousands)

Three Months Ended September 30, 2020

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity/(Deficit)
Balance at June 30, 2020	162,788.0	$1.6	$3,818.7	$(535.2)	$(386.3)	$2,898.8
Equity offering, sale of common stock	1,162.5	—	81.8			81.8
Share issuances related to stock-based compensation	616.6	—				—
Stock-based compensation			18.7			18.7
Cash paid, in lieu of equity, for tax withholding			(19.6)			(19.6)
Employee stock purchase plan			1.8			1.8
Preferred dividend				(8.1)		(8.1)
Net earnings				82.4		82.4
Other comprehensive income, net of tax					16.3	16.3
Balance at September 30, 2020	164,567.1	$1.6	$3,901.4	$(460.9)	$(370.0)	$3,072.1

Three Months Ended September 30, 2019

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity/ (Deficit)
Balance at June 30, 2019	145,738.3	$1.5	$2,757.4	$(723.4)	$(353.9)	$1,681.6
Share issuances related to stock-based compensation	497.4	—				—
Stock-based compensation			16.6			16.6
Cash paid, in lieu of equity, for tax withholding			(18.1)			(18.1)
Non-Qualified Stock			(0.7)			(0.7)
Preferred dividend				(8.1)		(8.1)
Net earnings				0.1		0.1
Other comprehensive loss, net of tax					(22.1)	(22.1)
Balance at September 30, 2019	146,235.7	$1.5	$2,755.2	$(731.4)	$(376.0)	$1,649.3
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; dollars in millions)

	Three Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$82.4	$0.1
Adjustments to reconcile earnings from operations to net cash from operations:
Depreciation and amortization	69.1	60.6
Non-cash foreign currency transaction loss (gain), net	(3.8)	(0.1)
Amortization and write-off of debt financing costs	1.7	1.5
Asset impairments charges and /loss on sale of assets	1.8	(0.2)
(Gain) / loss on derivative instrument	(9.0)	8.9
Equity compensation	18.7	16.6
Benefit for deferred income taxes	(10.6)	(0.6)
Provision for bad debts and inventory	7.9	4.1
Change in operating assets and liabilities:
Decrease in trade receivables	143.7	34.1
(Increase)/decrease in inventories	(65.4)	0.2
Increase/(decrease) in accounts payable	6.6	(47.3)
Other assets/accrued liabilities, net—current and non-current	(93.4)	(52.7)
Net cash provided by operating activities	149.7	25.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, equipment, and other productive assets	(149.6)	(73.5)
Payment for acquisitions, net of cash acquired	—	(10.7)
Payment made for investments	(1.6)	(0.7)
Net cash used in investing activities	(151.2)	(84.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in other borrowings	(3.9)	(2.5)
Payments related to long-term obligations	(2.4)	(3.3)
Dividends paid	(8.1)	(11.9)
Proceeds from sale of common stock, net	83.6	—
Cash paid, in lieu of equity, for tax-withholding obligations	(19.6)	(18.1)
Net cash provided by/(used in) financing activities	49.6	(35.8)
Effect of foreign currency exchange on cash	5.7	(6.5)
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	53.8	(102.0)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	953.2	345.4
CASH AND EQUIVALENTS AT END OF PERIOD	$1,007.0	$243.4
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$43.4	$24.8
Income taxes paid, net	$8.8	$12.7
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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending June 30, 2021. The consolidated balance sheet at June 30, 2020 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information on the Company's accounting policies and footnotes, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 filed with the Securities and Exchange Commission (the “SEC”).
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
Research and Development Costs
The Company expenses research and development costs as incurred. Research and development costs amounted to $6.4 million and $4.6 million for the three months ended September 30, 2020 and 2019, respectively.
Recent Financial Accounting Standards
Recently Adopted Accounting Standards
In August 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted the guidance on July 1, 2020. The guidance did not have a material impact on the Company’s financial condition or results of operations.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirement for Fair Value Measurement, which changes the disclosure requirements on fair value measurements in Accounting Standards Codification (“ASC”) 820 Fair Value Measurement. The guidance eliminates certain disclosure requirements that are no longer considered cost beneficial and adds new disclosure requirements for Level 3 fair value measurements. The Company adopted the guidance on July 1, 2020. The guidance did not have a material impact on the Company’s financial condition or results of operations.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduces a new accounting model known as Credit Expected Credit Losses (“CECL”). CECL requires earlier recognition of credit losses on financial assets, while also providing additional transparency about credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for financial assets at the time they are originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models in current U.S. GAAP, which generally require that a loss be incurred before it is recognized. The new standard applies to receivables arising from revenue transactions such as contract assets and accounts receivables. The Company adopted the amended guidance using a modified retrospective approach on July 1, 2020. The amended guidance did not have a material impact on the Company’s financial condition or results of operations.
New Accounting Standards Not Adopted as of September 30, 2020
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance to ease the potential burden in accounting for the discontinuation of a reference rate such as LIBOR, formerly known as the London Interbank Offered Rate, because of reference rate reform. The expedients and exceptions provided by the guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.
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

2.    REVENUE RECOGNITION
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company generally earns its revenue by supplying goods or providing services under contracts with its customers in three primary revenue streams: manufacturing and commercial product supply, development services, and clinical supply services. The Company measures the revenue from customers based on the consideration specified in its contracts, excluding any sales incentive or amount collected on behalf of a third party.
The Company generally expenses sales commissions as incurred because either the amortization period is one year or less, or the balance with an amortization period greater than one year is not material.
The following tables allocate revenue, for the three months ended September 30, 2020 and September 30, 2019, by type of activity and reporting segment (in millions):

Three Months Ended September 30, 2020	Biologics	Softgel & Oral Technologies	Oral & Specialty Delivery	Clinical Supply Services	Total
Manufacturing & commercial product supply	$89.9	$190.6	$103.5	$—	$384.0
Development services	287.2	30.5	54.8	—	372.5
Clinical supply services	—	—	—	92.7	92.7
Total	$377.1	$221.1	$158.3	$92.7	$849.2
		Inter-segment revenue elimination			(3.5)
			Combined net revenue		$845.7

Three Months Ended September 30, 2019	Biologics	Softgel & Oral Technologies	Oral & Specialty Delivery	Clinical Supply Services	Total
Manufacturing & commercial product supply	$64.4	$242.0	$76.0	$—	$382.4
Development services	124.2	21.7	56.6	—	202.5
Clinical supply services	—	—	—	84.6	84.6
Total	$188.6	$263.7	$132.6	$84.6	$669.5
		Inter-segment revenue elimination			(4.8)
			Combined net revenue		$664.7

The following table allocates revenue by the location where the goods were made or the service performed:

	Three Months Ended September 30,
(Dollars in millions)	2020	2019
United States	$516.9	$362.3
Europe	281.4	210.1
International Other	68.8	110.9
Elimination of revenue attributable to multiple locations	(21.4)	(18.6)
Total	$845.7	$664.7

Contract Liabilities
Contract liabilities relate to cash consideration that the Company receives in advance of satisfying the related performance obligations. The contract liabilities balance as of September 30, 2020 and June 30, 2020 are as follows:

(Dollars in millions)
Balance at June 30, 2020	$218.4
Balance at September 30, 2020	$243.9
Revenue recognized in the period from July 1 through September 30, 2020:
Amounts included in contract liability at the beginning of the period	$48.2

Contract Assets
Contract assets primarily relate to the Company's conditional right to receive consideration for services that have been performed for the customer as of September 30, 2020 relating to its development services but had not yet been invoiced as of September 30, 2020. Contract assets are transferred to trade receivables, net when the Company’s right to receive the consideration becomes unconditional. Contract assets totaled $116.2 million and $61.4 million as of September 30, 2020 and June 30, 2020, respectively. Contract assets are included in Prepaid expenses and other as they are expected to be transferred to trade receivables within 12 months of September 30, 2020.
Receivables and Allowance for Doubtful Accounts
Trade receivables are primarily comprised of amounts owed to the Company through its operating activities and are presented net of an allowance for doubtful accounts that includes an assessment of expected credit losses. The Company determines its allowance methodology by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the specific customer’s ability to pay its obligation to the Company including a review of the current status of customers' trade receivables, and the current and future condition of the general economy and the customer’s industry.

3.    BUSINESS COMBINATIONS
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
The aggregate purchase consideration was funded with cash on hand. As a result of the fair value allocations, the Company recognized property, plant, and equipment of $15.6 million and $0.3 million for inventory. The remainder of the fair value, $2.4 million, was preliminarily allocated to goodwill, primarily the value of the existing organized and trained work force.

During the measurement period that ended in July 2020, the Company finalized the fair values of the net assets acquired, which was not materially different from the preliminary estimates.
The Novavax transaction expanded the Company’s gene therapy early-development capabilities and supplemented its pool of experienced biologics operatives to support growth in its Biologics segment.
Anagni Acquisition
In January 2020, the Company acquired an oral solid, biologics, and sterile product manufacturing and packaging facility in Anagni, Italy (“Anagni”) from a unit of Bristol-Myers Squibb Company (“BMS”). The Company paid to BMS $55.3 million in cash as part of the purchase consideration and as consideration for the provision of certain services to facilitate the transition from BMS to Company ownership. At the closing of this acquisition, BMS also entered into a five-year agreement for continuing supply by the Company of certain products formerly produced by BMS at the Anagni facility. Due to the variety of activities performed at Anagni, the results of the Anagni facility are allocated between the Oral and Specialty Delivery and Biologics segments.
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
Masthercell Global Inc. Acquisition

In February 2020, the Company acquired 100% of the equity interest in Masthercell Global Inc. (“MaSTherCell”) for an aggregate purchase price of $323.3 million, subject to adjustment, which was funded with the net proceeds of the Company’s February 2020 public offering (the “February 2020 Equity Offering”) of its common stock, par value $0.01 (“Common Stock”). See Note 13, Equity and Accumulated Other Comprehensive Income/(Loss). MaSTherCell is a contract development and manufacturing organization focused on the development and manufacture of autologous and allogeneic cell therapies for third parties, as well as a variety of related analytical services.

The Company accounted for the MaSTherCell acquisition using the acquisition method in accordance with ASC 805. The operating results of MaSTherCell have been included in the Company’s consolidated financial statements for the period following the acquisition date.

The Company preliminarily estimated fair values at the date of acquisition for the preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed as part of the MaSTherCell acquisition. The Company recognized, property, plant and equipment of $25.5 million, $51.0 million for identifiable intangible assets, $2.0 million for other net assets, and $7.7 million for deferred income tax liabilities. The remainder of the fair value, $252.5 million, was preliminarily allocated to goodwill. Goodwill is mainly comprised of the growth from an expected increase in capacity utilization, potential new customers, and advanced cell therapy development and manufacturing capabilities.
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

4.    GOODWILL
The following table summarizes the changes between June 30, 2020 and September 30, 2020 in the carrying amount of goodwill in total and by reporting segment:

(Dollars in millions)	Biologics	Softgel & Oral Technologies	Oral & Specialty Delivery	Clinical Supply Services	Total
Balance at June 30, 2020	$1,462.2	$505.5	$354.7	$148.2	$2,470.6
Other	(0.4)	—	—	—	(0.4)
Foreign currency translation adjustments	8.6	6.1	3.1	2.4	20.2
Balance at September 30, 2020	$1,470.4	$511.6	$357.8	$150.6	$2,490.4
The Company recorded no impairment charge to goodwill in the current period.

5.    DEFINITE-LIVED LONG-LIVED ASSETS
The Company’s definite-lived long-lived assets include property, plant, and equipment as well as intangible assets with definite lives. Refer to Note 17, Supplemental Balance Sheet Information for details related to property, plant, and equipment.
The details of other intangibles, net as of September 30, 2020 and June 30, 2020 are as follows:

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
September 30, 2020
Amortized intangibles:
Core technology	19 years	$136.9	$(86.4)	$50.5
Customer relationships	14 years	1,027.4	(268.4)	759.0
Product relationships	11 years	273.8	(223.1)	50.7
Other	5 years	15.6	(5.5)	10.1
Total intangible assets		$1,453.7	$(583.4)	$870.3

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2020
Amortized intangibles:
Core technology	19 years	$134.5	$(83.0)	$51.5
Customer relationships	14 years	1,021.3	(248.0)	773.3
Product relationships	11 years	270.4	(217.5)	52.9
Other	5 years	15.5	(4.5)	11.0
Total intangible assets		$1,441.7	$(553.0)	$888.7
Amortization expense related to definite-lived long-lived assets was $23.0 million and $21.5 million for the three months ended September 30, 2020 and September 30, 2019, respectively.
Future amortization expense related to definite-lived long-lived assets for the next five fiscal years is estimated to be:

(Dollars in millions)	Remainder Fiscal 2021	2022	2023	2024	2025	2026
Amortization expense	$68.6	$90.7	$90.1	$89.5	$88.5	$81.4

6.    LONG-TERM OBLIGATIONS AND SHORT-TERM BORROWINGS
Long-term obligations and short-term borrowings consisted of the following at September 30, 2020 and June 30, 2020:

(Dollars in millions)	Maturity as of September 30, 2020	September 30, 2020	June 30, 2020
Senior secured credit facilities
U.S. dollar-denominated term loan facility	May 2026	$926.5	$928.5
U.S. dollar-denominated 4.875% senior notes due 2026	January 2026	445.6	445.4
U.S. dollar-denominated 5.00% senior notes due 2027	July 2027	493.3	493.1
Euro-denominated 2.375% senior notes due 2028	March 2028	944.6	909.9
Deferred purchase consideration	October 2021	98.2	97.5
Finance lease obligations	2020 to 2044	149.5	142.2
Other obligations	2020 to 2024	1.0	1.4
Total		$3,058.7	$3,018.0
Less: current portion of long-term obligations and other short-term borrowings		73.4	72.9
Long-term obligations, less current portion		$2,985.3	$2,945.1

Deferred Purchase Consideration

In connection with the acquisition of Catalent Indiana, LLC in October 2017, $200.0 million of the $950.0 million aggregate nominal purchase price is payable in $50.0 million installments on each of the first four anniversaries of the closing date. The Company made installment payments in October 2018, in October 2019, and, following the end of the first quarter of fiscal 2021, in October 2020. The balance of the deferred purchase consideration was recorded at fair value as of the acquisition date, with the difference between the remaining nominal amount and the fair value treated as imputed interest.

Measurement of the Fair Value of Debt

The measurement of the estimated fair value of the Company’s senior secured credit facilities and other senior indebtedness is classified as a Level 2 determination in the fair-value hierarchy and is calculated by using a discounted cash flow model with the market interest rate as a significant input. The carrying amounts and the estimated fair values of the Company’s principal categories of debt as of September 30, 2020 and June 30, 2020 are as follows:

		September 30, 2020		June 30, 2020
(Dollars in millions)	Fair Value Measurement	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
U.S. dollar-denominated 4.875% senior notes due 2026	Level 2	445.6	463.4	445.4	463.6
U.S. dollar-denominated 5.00% senior notes due 2027	Level 2	493.3	533.7	493.1	537.9
Euro-denominated 2.375% senior notes due 2028	Level 2	944.6	894.9	909.9	844.1
Senior secured credit facilities & other	Level 2	1,175.2	1,177.8	1,169.6	1,160.1
Total		$3,058.7	$3,069.8	$3,018.0	$3,005.7

7.    EARNINGS PER SHARE

The Company computes earnings per share of the Company’s Common Stock using the two-class method required due to the participating nature of the Series A Preferred Stock (as defined and discussed in Note 14, Redeemable Preferred Stock—Series A Preferred). Diluted net income per share is computed using the weighted average number of shares of Common Stock outstanding plus the weighted average number of shares of Common Stock that would be issued assuming exercise or conversion of all potentially dilutive instruments. Dilutive securities having an anti-dilutive effect on diluted net income per share are excluded from the calculation. The dilutive effect of the securities that are issuable under the Company’s equity incentive plans are reflected in diluted earnings per share by application of the treasury stock method. The reconciliations between basic and diluted earnings per share attributable to Catalent common shareholders for the three months ended September 30, 2020 and 2019, respectively, are as follows (in millions, except share and per share data):

	Three Months Ended September 30,
(Dollars in millions)	2020	2019
Net earnings	$82.4	$0.1
Less: Net earnings attributable to preferred shareholders	(13.6)	(8.1)
Net earnings/(loss) attributable to common shareholders	$68.8	$(8.0)

Weighted average shares outstanding	164,088,003	145,663,115
Weighted average dilutive securities issuable-stock plans	2,441,035	—
Total weighted average diluted shares outstanding	166,529,038	145,663,115

Earnings (loss) per share:
Basic	$0.42	$(0.05)
Diluted	$0.41	$(0.05)

The computation of diluted earnings per share for the three months ended September 30, 2020 excludes the effect of approximately 13.1 million “if-converted” shares of Common Stock potentially issuable on the conversion of Series A Preferred Stock, as those shares would be anti-dilutive. The computation of diluted earnings per share for the three months ended September 30, 2019 also excludes the effect of these shares, as well as the effect of the assumed exercise of stock options, as all such shares would be anti-dilutive in a period with a net loss attributable to common shareholders.

8.    OTHER (INCOME)/EXPENSE, NET
The components of other (income)/expense, net for the three months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,
(Dollars in millions)	2020	2019
Other (income)/expense, net
Debt refinancing costs	$—	$0.1
Foreign currency gains (1)	(0.6)	(3.1)
Other (2)	(10.6)	7.9
Total other (income)/expense, net	$(11.2)	$4.9

(1) Foreign currency remeasurement gains include both cash and non-cash transactions.

(2) Included within Other for the three months ended September 30, 2020 and 2019 is an unrealized gain of $9.0 million and an unrealized loss of $8.9 million, respectively, each related to the fair value of the derivative liability associated with the Series A Preferred Stock.

9.     RESTRUCTURING AND OTHER COSTS
From time to time, the Company has implemented plans to restructure certain operations, both domestically and internationally. The restructuring plans focused on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount and aligning operations in a strategic and more cost-efficient structure. In addition, the Company may incur restructuring charges in the future in cases where a material change in the scope of operation with its business occurs. Employee-related costs consist primarily of severance costs and also include outplacement services provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods. Facility exit and other costs consist of accelerated depreciation, equipment relocation costs and costs associated with planned facility expansions and closures to streamline Company operations. The restructuring costs for the three months ended September 30, 2020 and 2019 were $0.9 million and $0.7 million, respectively.

10.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to fluctuations in the applicable exchange rate on its investments in operations outside the U.S. While the Company does not actively hedge against changes in foreign currency, the Company has mitigated its exposure from its investments in its European operations by denominating a portion of its debt in euros. At September 30, 2020, the Company had euro-denominated debt outstanding of $944.6 million (U.S. dollar equivalent) that is designated and qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the translation gains or losses are reported in accumulated other comprehensive income/(loss) as part of the cumulative translation adjustment. The non-hedge portions of the euro-denominated debt translation gains or losses are reported in the consolidated statement of operations. The following table includes net investment hedge activity during the three months ended September 30, 2020 and 2019.

	Three Months Ended September 30,
(Dollars in millions)	2020	2019
Unrealized foreign exchange gain/(loss) within other comprehensive income	$(32.4)	$20.3
Unrealized foreign exchange gain/(loss) within statement of operations	$(1.9)	$9.7
The net accumulated loss on the instrument designated as a hedge as of September 30, 2020 within other comprehensive income/(loss) was approximately $30.1 million. Amounts are reclassified out of accumulated other comprehensive income/(loss) into earnings when the entity to which the gains and losses relate is either sold or substantially liquidated.
Preferred Stock Derivative Liability
As discussed in Note 14, Redeemable Preferred Stock—Series A Preferred, in May 2019, the Company issued shares of Series A Preferred Stock in exchange for net proceeds of $646.3 million after taking into account the $3.7 million issuance cost.
The dividend rate used to determine the amount of the quarterly dividend payable on shares of the Series A Preferred Stock is subject to adjustment so as to provide holders of shares of Series A Preferred Stock with certain protections against a decline in the trading price of shares of Common Stock. The Company determined that this feature should be accounted for as a derivative liability, since the feature fluctuates inversely to changes in the trading price and is also linked to the performance of the S&P 500 stock index. Accordingly, the Company bifurcated the adjustable dividend feature from the remainder of the Series A Preferred Stock and accounted for this feature as a derivative liability at fair value. The Company will recognize changes in the fair value of the derivative liability in the consolidated statements of operations for each reporting period. The fair value was determined using an option pricing methodology, specifically both a Monte Carlo simulation and a binomial lattice model. The methodology incorporates the terms and conditions of the preferred stock arrangement, historical stock price volatility, the risk-free interest rate, a credit spread based on the yield indexes of high-yield bonds, and the trading price of shares of the Common Stock. The calculation of the estimated fair value of the derivative liability is highly sensitive to changes in unobservable inputs, such as the expected volatility and the Company’s specific credit spread.
The Company recorded a gain of $9.0 million on the change in the estimated fair value of the derivative liability from June 30, 2020 through September 30, 2020, primarily related to volatility in the price of the Company’s Common Stock that is used to estimate the fair value, which is reflected as a non-operating expense in the consolidated statements of operations. The fair value of the derivative liability as of September 30, 2020 was $14.6 million.

The fair value is classified as Level 3 in the fair-value hierarchy due to the significant management judgment required for the assumptions underlying the calculation of value. The following table sets forth a summary of changes in the estimated fair value of the derivative liability:

(Dollars in millions)	Fair Value Measurements of Series A Preferred Stock Derivative Liability Using Significant Unobservable Inputs (Level 3)
Balance at June 30, 2020	$23.6
Change in estimated fair value of Series A Preferred Stock derivative liability	(9.0)
Balance at September 30, 2020	$14.6

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
The interest-rate swap agreement qualifies for and is designated as a cash-flow hedge. The Company evaluates hedge effectiveness at the inception of the hedge and on an ongoing basis.
The fair value of the interest-rate swap agreement is determined at the end of each reporting period based on valuation models that use interest rate yield curves and discount rates as inputs. The discount rates are based on U.S. deposit or U.S. Treasury rates. The significant inputs used in the valuation models are readily available in public markets or can be derived from observable market transactions, and, therefore, the valuation has been classified as a Level 2 in the fair-value hierarchy. The estimated fair value of the interest rate swap as of September 30, 2020 and as of June 30, 2020 was reported as a derivative liability of $3.8 million and $3.7 million, respectively, within other liabilities in the consolidated balance sheets. The cash flows associated with the interest-rate swap are reported in net cash provided by operating activities in the consolidated statements of cash flows. The unrealized loss or unrealized gain from the mark-to-market of the interest rate swap valuation during the three months ended September 30, 2020 and the fiscal year ended June 30, 2020 was immaterial in each period.

11.    INCOME TAXES
The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Generally, fluctuations in the effective tax rate are primarily due to changes in U.S. and non-U.S. pretax income resulting from the Company’s business mix and changes in the tax impact of special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Such discrete items include, but are not limited to, changes in foreign statutory tax rates, the amortization of certain assets, the tax impact of changes in the Company’s unrecognized tax benefit reserves and the tax impact of certain equity compensation.
In the normal course of business, the Company is subject to examination by taxing authorities around the world, including such major jurisdictions as the United States, Germany, and the United Kingdom. The Company is no longer subject to examinations by the relevant tax authorities for years prior to fiscal year 2009.
ASC 740 includes guidance on the accounting for uncertainty in income taxes recognized in the financial statements. This standard provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeal or litigation process, based on the technical merits. As of September 30, 2020 and June 30, 2020, the Company had an aggregate of $4.5 million and $5.6 million, respectively, of uncertain tax positions (including accrued interest and penalties). As of these dates, $3.2 million and $4.4 million, respectively, represent the amount of unrecognized tax benefits, which, if recognized, would favorably affect the effective income tax rate. The reduction to unrecognized tax benefits is primarily driven by a settlement of Italian income taxes that occurred in the current period. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.
The Company recorded a benefit for income taxes for the three months ended September 30, 2020 of $15.0 million relative to earnings before income taxes of $67.4 million. The Company recorded a benefit for income taxes for the three months ended September 30, 2019 of $6.9 million relative to a loss before income taxes of $6.8 million. The income tax benefit for the current period is not comparable to the same period of the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items, including a $22.2 million benefit for U.S. foreign tax credits resulting from amending a prior year return. Generally, fluctuations in the effective tax rate are primarily due to changes in the geographic distribution of our pretax income resulting from our business mix and changes in the tax impact of permanent differences, special items, certain equity related compensation, and other discrete tax items, which may have unique tax implications depending on the nature of the item.

12.    EMPLOYEE RETIREMENT BENEFIT PLANS
Components of the Company’s net periodic benefit costs are as follows:

	Three Months Ended September 30,
(Dollars in millions)	2020	2019
Components of net periodic benefit cost:
Selling, general, and administrative expenses:
Service cost	$1.0	$0.6
Other (income)/expense, net:
Interest cost	1.0	1.7
Expected return on plan assets	(2.4)	(2.7)
Amortization (1)	0.7	0.8
Net amount recognized	$0.3	$0.4
(1)      Amount represents the amortization of unrecognized actuarial gains/(losses).
As previously disclosed, the Company notified the trustees of a multi-employer pension plan of its withdrawal from participation in such plan in fiscal 2012. The actuarial review process administered by the plan trustees ended in fiscal 2015. The liability reported reflects the present value of the Company’s expected future long-term obligations. The estimated discounted value of the projected contributions related to such plans was $38.6 million as of September 30, 2020 and June 30, 2020, and is included within pension liability on the consolidated balance sheets. The annual cash impact associated with the Company’s obligations in such plan is approximately $1.7 million per year.

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
Recent Public Offerings of its Common Stock
On June 15, 2020, the Company completed a public offering of its Common Stock (the “June 2020 Equity Offering”), in which the Company sold 7.7 million shares of Common Stock at a price of $70.72 per share, net of underwriting discounts and commissions. The Company obtained total net proceeds from the June 2020 Equity Offering of $547.5 million after the payment of associated offering expenses. The net proceeds of the June 2020 Equity Offering were used to repay $200.0 million of precautionary borrowings from the third quarter of fiscal 2020 under Operating Company's revolving credit facility, with the remainder available for general corporate purposes. On July 10, 2020, the underwriter for the June 2020 Equity Offering exercised its over-allotment option on 1.2 million additional shares, resulting in supplemental net proceeds of $81.8 million from the June 2020 Equity Offering, which was recorded in the current period.
On February 6, 2020, the Company completed the February 2020 Equity Offering, in which the Company sold 8.4 million shares of Common Stock at a price of $58.58 per share, net of underwriting discounts and commissions. The Company obtained total net proceeds from the February 2020 Equity Offering of $494.2 million. The net proceeds of the February 2020 Equity Offering were used to repay $100.0 million of borrowings earlier in the quarter under Operating Company's revolving credit facility and pay the consideration for the MaSTherCell acquisition due at its closing, with the remainder available for general corporate purposes.

Effect of Restricted Stock
Shares of Common Stock outstanding include shares of unvested restricted stock. Unvested restricted stock included in reportable shares outstanding was 0.2 million shares as of September 30, 2020. Shares of unvested restricted stock are excluded from the calculation of basic weighted average shares outstanding, but their dilutive impact is added back in the calculation of diluted weighted average shares outstanding, except when the effect would be anti-dilutive.
Accumulated Other Comprehensive Loss
The components of the changes in the cumulative translation adjustment, derivatives and hedges, and minimum pension liability for the three months ended September 30, 2020 and 2019 are presented below.

	Three Months Ended September 30,
(Dollars in millions)	2020	2019
Foreign currency translation adjustments:
Net investment hedge	$(32.4)	$20.3
Long-term intercompany loans	6.3	(6.5)
Translation adjustments	35.4	(32.3)
Total foreign currency translation adjustment, pretax	9.3	(18.5)
Tax expense/(benefit)	(6.6)	3.3
Total foreign currency translation adjustment, net of tax	$15.9	$(21.8)

Net change in derivatives and hedges:
Net loss recognized during the period	$(0.1)	$—
Total derivatives and hedges, pretax	(0.1)	—
Tax expense/(benefit)	—	—
Net change in derivatives and hedges, net of tax	$(0.1)	$—

Net change in minimum pension liability
Net gain/(loss) recognized during the period	$0.7	$(0.6)
Total pension liability, pretax	0.7	(0.6)
Tax expense/(benefit)	0.2	(0.3)
Net change in minimum pension liability, net of tax	$0.5	$(0.3)
For the three months ended September 30, 2020, the changes in accumulated other comprehensive loss, net of tax by component are as follows:

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Liability Adjustments	Derivatives and Hedges	Other	Total
Balance at June 30, 2020	$(335.1)	$(47.5)	$(2.6)	$(1.1)	$(386.3)
Other comprehensive income before reclassifications	15.9	—	(0.1)	—	15.8
Amounts reclassified from accumulated other comprehensive income	—	0.5	—	—	0.5
Net current period other comprehensive income	15.9	0.5	(0.1)	—	16.3
Balance at September 30, 2020	$(319.2)	$(47.0)	$(2.7)	$(1.1)	$(370.0)

14.     REDEEMABLE PREFERRED STOCK — SERIES A PREFERRED
In May 2019, the Company designated 1,000,000 shares of its preferred stock, par value $0.01, as its Series A Convertible Preferred Stock (the “Series A Preferred Stock”), pursuant to a certificate of designation of preferences, rights, and limitations (as amended, the “Certificate of Designation”) filed with the Delaware Secretary of State, and issued and sold 650,000 shares of the Series A Preferred Stock for an aggregate purchase price of $650.0 million, to affiliates of Leonard Green & Partners, L.P., each share having an initial stated value of $1,000 (as such value may be adjusted in accordance with the terms of the Certificate of Designation). The Series A Preferred Stock ranks senior to the Company’s Common Stock with respect to dividend rights and rights upon the voluntary or involuntary liquidation, dissolution, or winding up of the affairs of the Company.
Proceeds from the offering of the Series A Preferred Stock, net of stock issuance costs, were $646.3 million. Of the net proceeds, $39.7 million was allocated to the dividend-adjustment feature at its issuance and separately accounted for as a derivative liability, as disclosed in Note 10, Derivative Instruments and Hedging Activities; thus, the proceeds of the issuance were allocated as follows:

(Dollars in millions)
Issuance of Series A Preferred Stock	$650.0
Stock issuance costs	(3.7)
Net of stock issuance costs	646.3
Derivative liability (portion of preferred stock allocated to dividend-adjustment feature at inception - see Note 10)	(39.7)
Net proceeds from Series A Preferred Stock issuance	$606.6
Any change in the fair value of derivative liability during a fiscal quarter is recorded as a non-operating expenses in the consolidated statement of operations for that quarter. See Note 10, Derivative Instruments and Hedging Activities for detail concerning the change in fair value during the three months ended September 30, 2020.

15.    COMMITMENTS AND CONTINGENCIES
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

16.    SEGMENT INFORMATION
The Company now conducts its business within the following operating segments: Biologics, Softgel and Oral Technologies, Oral and Specialty Delivery, and Clinical Supply Services. The Company evaluates the performance of its segments based on segment earnings before other (expense)/income, impairments, restructuring costs, interest expense, income tax expense/(benefit), and depreciation and amortization (“Segment EBITDA”). “EBITDA from operations” is consolidated earnings from operations before interest expense, income tax expense/(benefit), and depreciation and amortization. Segment EBITDA and EBITDA from operations are not defined in U.S. GAAP and may not be comparable to similarly titled measures used by other companies.

The following tables include net revenue and Segment EBITDA for each of the Company's current reporting segments during the three months ended September 30, 2020 and 2019:

(Dollars in millions)	Three Months Ended September 30,
	2020	2019
Net revenue:
Biologics	$377.1	$188.6
Softgel and Oral Technologies	221.1	263.7
Oral and Specialty Delivery	158.3	132.6
Clinical Supply Services	92.7	84.6
Inter-segment revenue elimination	(3.5)	(4.8)
Net revenue	$845.7	$664.7

(Dollars in millions)	Three Months Ended September 30,
	2020	2019
Segment EBITDA reconciled to net earnings:
Biologics	$106.5	$35.8
Softgel and Oral Technologies	37.8	46.4
Oral and Specialty Delivery	21.4	27.7
Clinical Supply Services	25.0	21.6
Sub-Total	$190.7	$131.5
Reconciling items to net earnings
Unallocated costs (1)	(28.9)	(41.4)
Depreciation and amortization	(69.1)	(60.6)
Interest expense, net	(25.3)	(36.3)
Income tax expense/(benefit)	15.0	6.9
Net earnings	$82.4	$0.1
(1) Unallocated costs include restructuring and special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended September 30,
(Dollars in millions)	2020	2019
Impairment charges and gain/(loss) on sale of assets	$(1.8)	$0.2
Stock-based compensation	(18.7)	(16.6)
Restructuring and other special items (a)	(4.9)	(11.8)
Other income/(expense), net (b)	11.2	(4.9)
Unallocated corporate costs, net	(14.7)	(8.3)
Total unallocated costs	$(28.9)	$(41.4)

(a) Restructuring and other special items during the three months ended September 30, 2020 include transaction and integration costs associated with the Anagni and MaSTherCell acquisitions, the disposal of a site in Australia, and other restructuring initiatives across the Company’s network of sites. Restructuring and other special items during the three months ended September 30, 2019 include transaction and integration costs associated with the Company’s cell and gene therapy acquisitions.
(b) Refer to Note 8, Other (income)/expense, net, for details of financing charges and foreign currency translation adjustments recorded within other income/(expense), net.

The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the consolidated financial statements.

(Dollars in millions)	September 30, 2020	June 30, 2020
Assets:
Biologics	$3,995.1	$3,775.0
Softgel and Oral Technologies	1,527.8	1,501.8
Oral and Specialty Delivery	1,228.3	1,247.4
Clinical Supply Services	460.6	451.2
Corporate and eliminations	772.4	801.1
Total assets	$7,984.2	$7,776.5

17.    SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplemental balance sheet information at September 30, 2020 and June 30, 2020 is detailed in the following tables.
Inventories
Work-in-process and inventories include raw materials, labor, and overhead. Total inventories consist of the following:

(Dollars in millions)	September 30, 2020	June 30, 2020
Raw materials and supplies	$278.8	$222.6
Work-in-process	135.0	123.2
Total inventories, gross	413.8	345.8
Inventory cost adjustment	(29.5)	(22.0)
Inventories	$384.3	$323.8
Prepaid expenses and other
Prepaid expenses and other consist of the following:

(Dollars in millions)	September 30, 2020	June 30, 2020
Prepaid expenses	$49.9	$28.6
Contract assets	116.2	61.4
Spare parts supplies	22.4	23.1
Prepaid income tax	18.1	15.0
Non-U.S. value-added tax	23.5	19.0
Other current assets	33.8	30.8
Prepaid expenses and other	$263.9	$177.9
Property, plant, and equipment, net
Property, plant, and equipment, net consist of the following:

(Dollars in millions)	September 30, 2020	June 30, 2020
Land, buildings, and improvements	$1,277.1	$1,250.9
Machinery and equipment	1,290.6	1,233.6
Furniture and fixtures	22.6	20.9
Construction in progress	546.4	440.0
Property, plant, and equipment, at cost	3,136.7	2,945.4
Accumulated depreciation	(1,101.2)	(1,044.6)
Property, plant, and equipment, net	$2,035.5	$1,900.8

Depreciation expense was $46.1 million for the three months ended September 30, 2020, and $39.1 million for the three months ended September 30, 2019. Depreciation expense includes amortization of assets related to finance leases. The Company charges repairs and maintenance costs to expense as incurred. The Company capitalized interest cost of $6.2 million for the three months ended September 30, 2020.
Other accrued liabilities
Other accrued liabilities consist of the following:

(Dollars in millions)	September 30, 2020	June 30, 2020
Accrued employee-related expenses	$140.3	$140.8
Restructuring accrual	2.4	2.8
Accrued interest	12.2	29.1
Contract liability	229.4	191.0
Accrued income tax	—	4.5
Other accrued liabilities and expenses	132.6	131.1
Other accrued liabilities	$516.9	$499.3

18.     SUBSEQUENT EVENTS
On October 28, 2020, the Company entered into an agreement to acquire all of the shares of Skeletal Cell Therapy Support SA (“Skeletal”) from Bone Therapeutics SA (“Bone”) for €12.0 million, subject to customary adjustments, as well as related supply agreements with Bone. Skeletal leases and operates a cell therapy manufacturing facility in Gosselies, Belgium. Upon closing, the facility and operations will become part of the Company’s Biologics business unit, expanding the Company’s cell therapy capacity for clinical and commercial supply. The agreement is subject to customary closing conditions and is expected to close during the second quarter of fiscal 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company
We are the leading global provider of advanced delivery technologies, development, and manufacturing solutions for drugs, protein, nucleic acid, cell, and gene therapy biologics, and consumer health products. Our oral, injectable, cell and gene therapy, and respiratory delivery technologies address the full diversity of the pharmaceutical industry, including small molecules; protein, cell, and gene therapy biologics; and consumer health products. Through our extensive capabilities and deep expertise in product development, we help our customers take products to market faster, including nearly half of new drug products approved by the U.S. Food and Drug Administration in the last decade. Our advanced delivery technology platforms, which include those in our Softgel and Oral Technologies, Biologics, and Oral and Specialty Delivery segments, our proven formulation, manufacturing, and regulatory expertise, and our broad and deep intellectual property enable our customers to develop more products and better treatments for patients and consumers. Across both development and delivery, our commitment to reliably supply our customers’ and their patients' needs is the foundation for the value we provide; annually, we produce approximately 74 billion doses for nearly 7,000 customer products, or approximately 1 in every 20 doses of such product taken each year by patients and consumers around the world. We believe that, through our investments in growth-enabling capacity and capabilities, our ongoing focus on operational and quality excellence, the sales of existing and introduction of new customer products, our innovation activities and patents, and our entry into new markets, we will continue to benefit from attractive and differentiated margins and realize the growth potential from these areas.
The COVID-19 Pandemic
The COVID-19 pandemic has spread across the globe and is affecting economic activity worldwide, including in the countries in which we, our customers, our suppliers, and our other business partners conduct business. Governments in affected regions have implemented, and may continue to implement, measures to protect public health, including quarantines, travel restrictions, business closures, cancellations of public gatherings, and measures that affect the flow of goods, services, and people between different regions. We have taken and continue to take steps to avoid or reduce infection or contamination and otherwise protect our employees and our business, in line with guidelines issued by the U.S. Centers for Disease Control and Prevention (CDC), the World Health Organization (WHO), and local authorities where we operate, to re-emphasize good hygiene practices, severely restrict non-employee access to our sites, reorganize our workflows where permitted to maximize social distancing, limit our employees to only business-critical travel (where permitted by local law), facilitate safer alternatives to travel to and from work, and employ remote-working strategies. In addition, to address the multiple dimensions of the pandemic, senior, multi-disciplinary teams reporting directly to our Chief Executive Officer have been continuously monitoring the global situation, executing mitigation activities whenever and wherever required, and planning for a phased and structured return to our facilities as circumstances will permit for those employees who have been remote-working.
We have reviewed and will continue to analyze our supply chain to identify any risk, delay, or concern that may have an impact on our ability to deliver our services and products. To date, we have not identified any significant risk, delay, or concern that would have a substantial effect on such delivery. We have adopted various procedures to minimize and manage any future disruption to our ongoing operations. These include procuring expanded safety stocks of raw materials and personal protective equipment across our network, as well as ongoing monitoring of our suppliers’ stock levels to assure future deliveries. Our existing procedures, which are consistent with cGMP and other regulatory standards, are intended to assure the integrity of our supply, including against any contamination. We have a detailed response plan to manage any impact of the virus on employee health, site operations, and product supply, including immediate assessment of the health of employees reporting symptoms, comprehensive risk assessment of any impact to quality, additional cleaning protocols, and alternative shift patterns to compensate should fewer employees be available.
The COVID-19 pandemic has not had a material adverse impact on our business, financial condition, or results of operations to date, but, at this point, the extent to which the COVID-19 pandemic may affect our future financial condition or results of operations remains uncertain and will depend on future developments that are highly uncertain, including the duration of the pandemic, new information that may emerge concerning the severity of the virus, and the actions governments, the pharmaceutical industry, competitors, suppliers, customers, patients, and others may take to contain or address its direct and indirect effects. The COVID-19 pandemic and associated mitigation measures may also have an adverse impact on healthcare systems, global economic conditions, or economic conditions in one or more regions where we, our suppliers, or our customers operate, which could have an adverse effect on our business and financial condition. We have observed some increases in customer delays and cancellations, occasional increases in absenteeism of production employees in our facilities in certain affected regions, and a small percentage of our customers expecting a reduction in demand and a larger percentage expecting an increase in demand, in each case due to circumstances relating to the COVID-19 pandemic and the responsive measures. We have also seen revenue increases and the potential for further revenue increases related to projects seeking to address the

COVID-19 pandemic or its effects. Future financial periods may reflect greater effects of the pandemic on the results of our operations.
See also “Risk Factors — Risks Related to Our Business and Industry — Our business, financial condition, and results of operations may be adversely affected by global health epidemics, including the COVID-19 pandemic” in our Fiscal 2020 10-K.

Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Management made certain estimates and assumptions during the preparation of the consolidated financial statements in accordance with U.S. GAAP. These estimates and assumptions affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities in the consolidated financial statements. These estimates also affect the reported amount of net earnings during the reporting periods. Actual results could differ from those estimates. Because of the size of the financial statement elements to which they relate, some of our accounting policies and estimates have a more significant impact on the consolidated financial statements than others.
There was no material change to our critical accounting policies or in the underlying accounting assumptions and estimates from those described in our Fiscal 2020 10-K, other than recently adopted accounting principles disclosed in Note 1 to the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q (the “Consolidated Financial Statements”), which adoptions had no material impact on net earnings.
Non-GAAP Metrics
EBITDA from operations
Management measures operating performance based on consolidated earnings from operations before interest expense, expense/(benefit) for income taxes, and depreciation and amortization, adjusted for the income or loss attributable to non-controlling interests (“EBITDA from operations”). EBITDA from operations is not defined under U.S. GAAP, is not a measure of operating income, operating performance, or liquidity presented in accordance with U.S. GAAP, and is subject to important limitations.
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
In addition, we evaluate the performance of our segments based on segment earnings before non-controlling interests, other (income)/expense, impairments, restructuring costs, interest expense, income tax expense/(benefit), and depreciation and amortization (“Segment EBITDA”).
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

Other Non-GAAP Measures
Organic revenue growth and Segment EBITDA growth are measures we use to explain the underlying results and trends in the business. Organic revenue growth and Segment EBITDA growth are measures used to show current year sales and earnings from existing operations and include revenue from licensing related activities entered into within the year. Organic revenue growth and Segment EBITDA growth exclude the impact of foreign currency, acquisitions of operating or legal entities, and divestitures within the year. These measures should be considered in addition to, not as a substitute for, performance measures reported in accordance with U.S. GAAP. These measures, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.
Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019
The below tables summarize several financial metrics we use to measure performance for the three months ended September 30, 2020 and three months ended September 30, 2019. Refer to the discussions below regarding performance and use of key financial metrics.

***Revenue and revenue at constant currency (in millions)***

Actual
Constant Currency
FY21
$845.7
$836.0
FY20
$664.7
$0
$200
$400
$600
$800

Gross margin (in millions) and gross margin percentage
FY21
$248.9
29%
FY20
$177.7
27%
$0
$75
$150
$225

Results for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 were as follows:

	Three Months Ended September 30,		FX Impact	Constant Currency Increase/(Decrease)
(Dollars in Millions)	2020	2019		Change $	Change %
Net revenue	$845.7	$664.7	$9.7	$171.3	26%
Cost of sales	596.8	487.0	5.8	104.0	21%
Gross margin	248.9	177.7	3.9	67.3	38%
Selling, general, and administrative expenses	164.7	142.8	0.9	21.0	15%
Impairment charges and (gain)/loss on sale of assets	1.8	(0.2)	—	2.0	(1,000)%
Restructuring and other	0.9	0.7	0.1	0.1	14%
Operating earnings	81.5	34.4	2.9	44.2	128%
Interest expense, net	25.3	36.3	0.2	(11.2)	(31)%
Other (income)/expense, net	(11.2)	4.9	1.5	(17.6)	(359)%
Earnings/(loss) before income taxes	67.4	(6.8)	1.2	73.0	(1,074)%
Income tax benefit	(15.0)	(6.9)	(0.1)	(8.0)	116%
Net earnings	$82.4	$0.1	$1.3	$81.0	81,000%

Net Revenue

2020 vs. 2019
Factors Contributing to Year-Over-Year Change	Three Months Ended September 30,
Net Revenue
Net revenue without acquisitions/divestitures	20%
Impact of acquisitions	8%
Impact of divestitures	(2)%
Constant currency change	26%
Foreign currency translation impact on reporting	1%
Total % change	27%
Net revenue increased $171.3 million, or 26%, excluding the impact of foreign exchange, compared to the three months ended September 30, 2019. Net revenue increased 8% as a result of acquisitions, which was partially offset by a 2% decrease in net revenue due to divestitures. We acquired a facility in Anagni, Italy (“Anagni”) in January 2020, and Masthercell Global Inc. (“MaSTherCell”) in February 2020 and divested a manufacturing site in Australia in October 2019. Net revenue increased 20% without the impact of acquisitions and divestitures on a constant-currency basis, primarily due to robust demand across all Biologics offerings, offset in part due to reduced demand in the Softgel and Oral Technologies Segment for certain prescription products in North America, as well as decreased demand for our consumer health products.
Gross Margin
Gross margin increased $67.3 million, or 38%, compared to the three months ended September 30, 2019, excluding the impact of foreign exchange, primarily as a result of the strong margin profile for all Biologics segment offerings, offset by decreased demand for our prescription and consumer health products in the Softgel and Oral Technologies segment and charges in the Oral and Specialty Delivery segment associated with the voluntary U.S. recall of a recently launched product within our respiratory and ophthalmic specialty platform. On a constant-currency basis, gross margin, as a percentage of revenue, increased 260 basis points to 29.3% in the three months ended September 30, 2020, compared to 26.7% in the prior-year period, primarily due to the factors described above.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased by $21.0 million, or 15%, compared to the three months ended September 30, 2019, excluding the impact of foreign exchange, due to incremental expenses from acquired companies of $5.6 million, which includes $1.1 million of incremental depreciation and amortization expense, $1.8 million of employee-related costs and $1.3 million related to various transitional services. Selling, general, and administrative expenses further increased by $2.0 million due to non-cash equity-based compensation and $7.7 million for employee-related costs primarily incurred for wages and bonuses, partially offset by savings in travel and entertainment expenses.
Interest Expense, net
Interest expense, net of $25.3 million for the three months ended September 30, 2020 decreased by $11.2 million, or 31%, compared to the three months ended September 30, 2019, excluding the impact of foreign exchange, driven by savings from repayment of Operating Company’s formerly outstanding euro-denominated term loan, euro-denominated 4.75% senior notes due 2024 and favorable interest rate movement on the U.S. dollar-denominated term loan, partially offset by interest expenses on Operating Company's euro-denominated 2.375% senior notes due 2028 (the “Euro 2028 Notes”). The savings also includes $6.2 million of capitalized interest costs for the three months ended September 30, 2020.
For additional information concerning our debt and financing arrangements, including the changing mix of debt and equity in our capital structure, see “—Liquidity and Capital Resources” and Note 6 to our Consolidated Financial Statements.
Other (Income)/Expense, net
Other income, net of $11.2 million for the three months ended September 30, 2020 was primarily driven by a gain of $9.0 million related to the change in the fair value of the derivative liability arising from the dividend-adjustment mechanism of our series A convertible preferred stock, par value $0.01 (the “Series A Preferred Stock”). See Notes 10 and 14 to our Consolidated Financial Statements for more details on the Series A Preferred Stock dividend-adjustment mechanism.

Other expense, net of $4.9 million for the three months ended September 30, 2019 was primarily driven by a loss of $8.9 million related to the change in the fair value of the derivative liability arising from the dividend-adjustment mechanism of the Series A Preferred Stock. The loss was partially offset by non-cash foreign currency translation gains.
Income Tax Expense (Benefit)
Our benefit for income taxes for the three months ended September 30, 2020 was $15.0 million relative to earnings before income taxes of $67.4 million. Our benefit for income taxes for the three months ended September 30, 2019 was $6.9 million relative to a loss before income taxes of $6.8 million. The income tax benefit for the current period is not comparable to the same period of the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items, including a $22.2 million benefit for U.S. foreign tax credits resulting from amending a prior year return. Generally, fluctuations in the effective tax rate are primarily due to changes in the geographic distribution of our pretax income resulting from our business mix and changes in the tax impact of permanent differences, special items, certain equity related compensation, and other discrete tax items, which may have unique tax implications depending on the nature of the item.
Segment Review
The following charts depict the percentages of net revenue from each of our four reporting segments for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Refer below for discussions regarding each segment’s net revenue and EBITDA performance and to “—Non-GAAP Metrics” for a discussion of our use of Segment EBITDA, a measure that is not defined under U.S. GAAP.
Our results on a segment basis for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 were as follows:

	Three Months Ended September 30,		FX Impact	Constant Currency Increase/(Decrease)
(Dollars in Millions)	2020	2019		Change $	Change %
Biologics
Net revenue	$377.1	$188.6	$3.4	$185.1	98%
Segment EBITDA	$106.5	$35.8	$1.2	$69.5	194%
Softgel and Oral Technologies
Net revenue	221.1	263.7	2.0	(44.6)	(17)%
Segment EBITDA	37.8	46.4	0.8	(9.4)	(20)%
Oral and Specialty Delivery
Net revenue	158.3	132.6	2.9	22.8	17%
Segment EBITDA	21.4	27.7	1.0	(7.3)	(26)%
Clinical Supply Services
Net revenue	92.7	84.6	1.5	6.6	8%
Segment EBITDA	25.0	21.6	0.7	2.7	13%
Inter-segment revenue elimination	(3.5)	(4.8)	(0.1)	1.4	29%
Unallocated Costs (1)	(28.9)	(41.4)	(1.7)	14.2	34%
Combined totals
Net revenue	$845.7	$664.7	$9.7	$171.3	26%

EBITDA from operations	$161.8	$90.1	$2.0	$69.7	77%

(1) Unallocated costs include restructuring and special items, stock-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended September 30,
(Dollars in millions)	2020	2019
Impairment charges and gain/(loss) on sale of assets	$(1.8)	$0.2
Stock-based compensation	(18.7)	(16.6)
Restructuring and other special items (a)	(4.9)	(11.8)
Other income/(expense), net (b)	11.2	(4.9)
Unallocated corporate costs, net	(14.7)	(8.3)
Total unallocated costs	$(28.9)	$(41.4)
(a) Restructuring and other special items during the three months ended September 30, 2020 include transaction and integration costs associated with our Anagni and MaSTherCell acquisitions, the disposal of a site in Australia, and other restructuring initiatives across our network of sites. Restructuring and other special items during the three months ended September 30, 2019 include transaction and integration costs associated with our cell and gene therapy acquisitions.
(b) Refer to Note 8, Other (income)/expense, net, for details of financing charges and foreign currency translation adjustments recorded within other income/(expense), net in our Consolidated Financial Statements.
Provided below is a reconciliation of net earnings to EBITDA from operations:

	Three Months Ended September 30,
(Dollars in millions)	2020	2019
Net earnings	$82.4	$0.1
Depreciation and amortization	69.1	60.6
Interest expense, net	25.3	36.3
Income tax benefit	(15.0)	(6.9)
EBITDA from operations	$161.8	$90.1

Biologics segment

	2020 vs. 2019
Factors Contributing to Year-Over-Year Change	Three Months Ended September 30,
	Net Revenue	Segment EBITDA
Net revenue/Segment EBITDA without acquisitions	83%	179%
Impact of acquisitions	15%	15%
Constant currency change	98%	194%
Foreign exchange fluctuation	2%	3%
Total % change	100%	197%
Biologics net revenue increased by $185.1 million, or 98%, excluding the impact of foreign exchange, compared to the three months ended September 30, 2019. Net revenue increased 83%, compared to the three months ended September 30, 2019, excluding the impact of acquisitions. The increase was driven across all segment offerings with robust end-market demand for the global drug product, drug substance and cell and gene therapy offerings, in part related to demand for COVID-19 related programs.
Biologics Segment EBITDA increased by $69.5 million, or 194%, excluding the impact of foreign exchange, compared to the three months ended September 30, 2019. Segment EBITDA increased 179%, compared to the three months ended September 30, 2019, excluding the impact of acquisitions. The increase was driven across all segment offerings with robust end-market demand for the global drug product, drug substance, and cell and gene therapy offerings, in part related to demand for COVID-19 related programs.

Since September 30, 2019, we have acquired Anagni, part of which operates within the Biologics segment, and MaSTherCell, which together increased net revenue and Segment EBITDA on an inorganic basis in our Biologics segment by 15% and 15%, respectively, in the three months ended September 30, 2020 compared to the corresponding prior-year period.
Softgel and Oral Technologies segment

	2020 vs. 2019
Factors Contributing to Year-Over-Year Change	Three Months Ended September 30,
	Net Revenue	Segment EBITDA
Net revenue/Segment EBITDA without divestitures	(12)%	(21)%
Impact of divestitures	(5)%	1%
Constant currency change	(17)%	(20)%
Foreign currency translation impact on reporting	1%	2%
Total % change	(16)%	(18)%
Softgel and Oral Technologies net revenue decreased by $44.6 million, or 17%, excluding the impact of foreign exchange, compared to the three months ended September 30, 2019. Net revenue decreased 12%, compared to the three months ended September 30, 2019, excluding the impact of divestitures. The decrease primarily relates to reduced demand for prescription products within North America, as well as lower demand in consumer health products, particularly in cough, cold, and over-the-counter pain relief products.
Softgel and Oral Technologies Segment EBITDA decreased $9.4 million, or 20%, excluding the impact of foreign exchange, compared to the three months ended September 30, 2019. Segment EBITDA decreased 21%, compared to the three months ended September 30, 2019, excluding the impact of divestitures. The decrease, similar to that of net revenue, is primarily driven by a decrease in demand in both the prescription and consumer health portfolio of products.
In October 2019, we divested a manufacturing site in Australia in order to better streamline our global operations. The site divestiture resulted in a decrease in net revenue of 5% and an increase in Segment EBITDA of 1%, in the three months ended September 30, 2020 compared to the three months ended September 30, 2019.
Oral and Specialty Delivery segment

	2020 vs. 2019
Factors Contributing to Year-Over-Year Change	Three Months Ended September 30,
	Net Revenue	Segment EBITDA
Net revenue/Segment EBITDA without acquisitions	(1)%	(61)%
Impact of acquisitions	18%	35%
Constant currency change	17%	(26)%
Foreign currency translation impact on reporting	2%	3%
Total % change	19%	(23)%
Oral and Specialty Delivery net revenue increased by $22.8 million, or 17%, excluding the impact of foreign exchange, compared to the three months ended September 30, 2019. Net revenue decreased 1%, compared to the three months ended September 30, 2019, excluding the impact of acquisitions. Increased demand for orally delivered commercial products was more than offset by decreased demand for the segment’s early-phase development programs.
Oral and Specialty Delivery Segment EBITDA decreased by $7.3 million, or 26%, excluding the impact of foreign exchange, compared to the three months ended September 30, 2019. Segment EBITDA decreased 61% compared to the three months ended September 30, 2019, excluding the impact of acquisitions. The decrease from the prior-year period was primarily driven by the voluntary U.S. recall of a recently launched product in our respiratory and ophthalmic specialty platform, inclusive of one-time charges totaling $12 million, associated with the recall. Strong end-market demand for orally delivered commercial products within Europe and favorable manufacturing efficiencies within our respiratory and ophthalmic specialty platform partially offset the charges associated with this product recall.
On January 1, 2020, we acquired Anagni, and the portion of this facility allocated to our Oral and Specialty Delivery segment increased net revenue and Segment EBITDA on an inorganic basis by 18% and 35%, respectively, in the three months ended September 30, 2020, compared to the corresponding prior-year period.

Clinical Supply Services segment

	2020 vs. 2019
Factors Contributing to Year-Over-Year Change	Three Months Ended September 30,
	Net Revenue	Segment EBITDA
Net revenue/Segment EBITDA	8%	13%
Constant currency change	8%	13%
Foreign currency translation impact on reporting	2%	3%
Total % change	10%	16%
Clinical Supply Services net revenue increased by $6.6 million, or 8%, excluding the impact of foreign exchange, compared to the three months ended September 30, 2019. The increase was driven by strong demand in our storage and distribution offerings across all regions, offset in part by a decrease in demand for our manufacturing and packaging business within North America.
Clinical Supply Services Segment EBITDA increased by $2.7 million, or 13%, excluding the impact of foreign exchange, compared to the three months ended September 30, 2019. The increase was driven by strong demand in our storage and distribution offerings across all regions, offset in part, by a decrease in demand for our manufacturing and packaging business within North America.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of liquidity have been cash flows generated from operations and occasional capital market activities. The principal uses of cash are to fund operating and capital expenditures, business or asset acquisitions, interest payments on debt, the payment of deferred purchase consideration from the Cook Pharmica LLC (now named Catalent Indiana, LLC (“Catalent Indiana”)) acquisition, the payment of the quarterly dividend on the Series A Preferred Stock, and any mandatory or discretionary principal payment on our debt. At the current stated value of the Series A Preferred Stock outstanding as of September 30, 2020, the aggregate amount of each regular quarterly dividend, if paid in cash, is $8.1 million. As of September 30, 2020, the Operating Company had available a $550 million revolving credit facility that matures in May 2024, the capacity of which was reduced by $6.7 million in letters of credit outstanding as of September 30, 2020. The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings, referred to as swing-line borrowings.
We believe that our cash on hand, cash from operations, and available borrowings under our revolving credit facility will be adequate to meet our future liquidity needs for at least the next twelve months, including our quarterly regular dividend on the Series A Preferred Stock, if paid in cash, as well as the amounts expected to become due with respect to our pending capital projects. We have no significant maturity under any of our bank or note debt until the U.S. dollar-denominated 4.875% senior notes due 2026 (the “USD 2026 Notes”) mature in January 2026. As of September 30, 2020, we had only two remaining payments of $50.0 million each, due in October 2020 and 2021, on the deferred purchase consideration for the acquisition of Catalent Indiana, and one of those payments was made in October 2020.
Cash Flows
The following table summarizes our consolidated statements of cash flows:

	Three Months Ended September 30,
(Dollars in millions)	2020	2019	$ Change
Net cash provided by/(used in):
Operating activities	$149.7	$25.2	$124.5
Investing activities	$(151.2)	$(84.9)	$(66.3)
Financing activities	$49.6	$(35.8)	$85.4

Operating Activities
For the three months ended September 30, 2020, cash provided by operating activities was $149.7 million, compared to $25.2 million for the corresponding prior-year period. Cash flow from operating activities for the three months ended September 30, 2020 increased primarily due to an increase in operating earnings, which increased from $34.4 million in the corresponding prior-year period to $81.5 million for the three months ended September 30, 2020.
Investing Activities
For the three months ended September 30, 2020, cash used in investing activities was $151.2 million, compared to $84.9 million for the three months ended September 30, 2019. The higher level of cash use was primarily driven by an increase in cash used in the acquisition of property, plant, and equipment, which totaled $149.6 million in the three months ended September 30, 2020 compared to $73.5 million for the three months ended September 30, 2019.
Financing Activities
For the three months ended September 30, 2020, cash provided by financing activities was $49.6 million, compared to cash used in financing activities of $35.8 million for the three months ended September 30, 2019. The increase in cash from financing activities is primarily driven by the exercise of an over-allotment option on 1.2 million additional shares by the underwriter for the June 2020 Equity Offering on July 10, 2020, resulting in net proceeds of $81.8 million for the three months ended September 30, 2020.
Guarantees and Security
The Senior Notes
All obligations under Operating Company's Euro 2028 Notes, USD 2026 Notes, and U.S. dollar-denominated 5.00% senior notes due 2027 (collectively, the "Senior Notes") are general, unsecured, and subordinated to all existing and future secured indebtedness of the guarantors to the extent of the value of the assets securing such indebtedness. Each of the Senior Notes is separately guaranteed by all of Operating Company's wholly owned U.S. subsidiaries that guarantee the senior secured credit facilities. None of the Senior Notes is guaranteed by either PTS Intermediate Holdings LLC or Catalent, Inc.
Debt Covenants
Senior Secured Credit Facilities
The credit agreement governing Operating Company’s senior secured credit facilities (as amended, the “Credit Agreement”) contains a number of covenants that, among other things, restrict, subject to certain exceptions, Operating Company’s (and Operating Company’s restricted subsidiaries’) ability to incur additional indebtedness or issue certain preferred shares; create liens on assets; engage in mergers and consolidations; sell assets; pay dividends and distributions or repurchase capital stock; repay subordinated indebtedness; engage in certain transactions with affiliates; make investments, loans, or advances; make certain acquisitions; enter into sale and leaseback transactions; amend material agreements governing Operating Company’s subordinated indebtedness; and change Operating Company’s lines of business.
The Credit Agreement also contains change-of-control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of September 30, 2020, Operating Company was in compliance with all material covenants under the Credit Agreement.
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
The Senior Notes
The several indentures governing each series of the Senior Notes (collectively, the “Indentures”) contain certain covenants that, among other things, limit the ability of Operating Company and its restricted subsidiaries to incur or guarantee more debt or issue certain preferred shares; pay dividends on, repurchase, or make distributions in respect of their capital stock or make other restricted payments; make certain investments; sell certain assets; create liens; consolidate, merge, sell; or otherwise dispose of all or substantially all of their assets; enter into certain transactions with their affiliates, and designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions, limitations, and qualifications as set forth in the Indentures. The Indentures also contain customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of Operating Company or certain of its subsidiaries. Upon an event of default, either the holders of at least 30% in principal amount of each of the then-outstanding series of Senior Notes, or the applicable Trustee under the Indentures, may declare the applicable Senior Notes immediately due and payable; or in certain circumstances, the applicable Senior Notes will become automatically immediately due and payable. As of September 30, 2020, Operating Company was in compliance with all material covenants under the Indentures.
Geographic Allocation of Cash
As of September 30, 2020 and June 30, 2020, our subsidiaries held cash and cash equivalents of $287.4 million and $228.0 million, respectively, out of the total consolidated cash and cash equivalents of $1,007.0 million and $953.2 million, respectively. These balances are dispersed across many locations around the world.

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
Currency Risk Management
We are exposed to fluctuations in the euro-U.S. dollar exchange rate on our investments in our foreign operations in Europe. While we do not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in euros. At September 30, 2020, we had $944.6 million of euro-denominated debt outstanding that qualifies as a hedge of a net investment in foreign operations. Refer to Note 10 to our Consolidated Financial Statements for further discussion of net investment hedge activity in the period
From time to time, we may use forward foreign currency exchange contracts to manage our exposure to the variability of cash flows primarily related to the foreign exchange rate changes of future foreign currency transaction costs. In addition, we may use such contracts to protect the value of existing foreign currency assets and liabilities. Currently, we do not use any forward foreign currency exchange contracts. We expect to continue to evaluate hedging opportunities for foreign currency in the future.
Contractual Obligations
There has been no significant change to our contractual obligations since our Fiscal 2020 10-K. Refer to Note 6 to our Consolidated Financial Statements for a further discussion regarding our long-term obligations.

Off-Balance Sheet Arrangements
Other than short-term operating leases and outstanding letters of credit as discussed above, we do not have any material off-balance sheet arrangement as of September 30, 2020.

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

Item 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any control or procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the first quarter ended September 30, 2020, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
Item 1A.    RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our Fiscal 2020 10-K, which could materially affect our business, financial condition, or future results. The risks described in such report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

Other than what was disclosed in the Special Note Regarding Forward-Looking Statements, there has been no material change to the risk factors disclosed in our Fiscal 2020 10-K.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Purchase of Equity Securities

None.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

Item 5.    OTHER INFORMATION
Not applicable.

Item 6.    EXHIBITS
Exhibits:

10.1	Form of Management Incentive Plan for the fiscal year ending June 30, 2021. † *

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.1	The following financial information from Catalent, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in inline XBRL: (i) Consolidated Statements of Operations for the Three Months Ended September 30, 2020 and 2019; (ii) Consolidated Statements of Comprehensive Income/(Loss) for the Three Months Ended September 30, 2020 and 2019 (iii) Consolidated Balance Sheets as of September 30, 2020 and June 30, 2020; (iv) Consolidated Statement of Changes in Shareholders’ Equity/(Deficit) as of September 30, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2020 and 2019; and (vi) Notes to Unaudited Consolidated Financial Statements.

†	Represents a management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.
*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALENT, INC. (Registrant)

Date:	November 3, 2020	By:	/s/ John R. Chiminski
John R. Chiminski
Chief Executive Officer

Date:	November 3, 2020	By:	/s/ Wetteny Joseph
Wetteny Joseph
Senior Vice President & Chief Financial Officer