Form 10-Q
period 2020-12-31
Catalent, Inc.
filed 2021-02-02
CIK 1596783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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

On January 25, 2021, there were 170,226,514 shares of the Registrant's common stock, par value $0.01 per share, issued and outstanding.

CATALENT, INC. and Subsidiaries
Index to Form 10-Q
For the Three Months Ended December 31, 2020

Special Note Regarding Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words.
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

PART I.    FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

Catalent, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited; dollars in millions, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net revenue	$910.8	$721.4	$1,756.5	$1,386.1
Cost of sales	612.6	489.2	1,209.4	976.2
Gross margin	298.2	232.2	547.1	409.9
Selling, general, and administrative expenses	165.5	141.0	330.2	283.8
Impairment charges and (gain) loss on sale of assets	0.6	1.7	2.4	1.5
Restructuring and other	5.5	0.5	6.4	1.2
Operating earnings	126.6	89.0	208.1	123.4
Interest expense, net	25.9	34.9	51.2	71.2
Other (income) expense, net	(8.3)	(4.4)	(19.5)	0.5
Earnings before income taxes	109.0	58.5	176.4	51.7
Income tax expense	20.6	13.0	5.6	6.1
Net earnings	88.4	45.5	170.8	45.6
Less: Net earnings attributable to preferred shareholders	(11.8)	(11.2)	(25.4)	(18.7)
Net earnings attributable to common shareholders	$76.6	$34.3	$145.4	$26.9

Earnings per share:
Basic
Net earnings	$0.46	$0.23	$0.88	$0.18
Diluted
Net earnings	$0.45	$0.23	$0.87	$0.18

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited; dollars in millions)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net earnings	$88.4	$45.5	$170.8	$45.6
Other comprehensive income, net of tax
Foreign currency translation adjustments	39.4	22.1	55.3	0.3
Pension and other post-retirement adjustments	0.5	3.3	1.0	3.0
Derivatives and hedges	0.5	—	0.4	—
Other comprehensive income, net of tax	40.4	25.4	56.7	3.3
Comprehensive income	$128.8	$70.9	$227.5	$48.9

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited; in millions, except share and per share data)

	December 31, 2020	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$833.1	$953.2
Trade receivables, net	771.5	838.1
Inventories	461.3	323.8
Prepaid expenses and other	453.0	177.9
Total current assets	2,518.9	2,293.0
Property, plant, and equipment, net	2,129.8	1,900.8
Other assets:
Goodwill	2,461.5	2,470.6
Other intangibles, net	855.3	888.7
Deferred income taxes	44.6	49.4
Other long-term assets	188.0	174.0
Total assets	$8,198.1	$7,776.5

LIABILITIES, REDEEMABLE PREFERRED STOCK, AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$72.0	$72.9
Accounts payable	356.9	321.0
Other accrued liabilities	595.1	499.3
Total current liabilities	1,024.0	893.2
Long-term obligations, less current portion	2,983.8	2,945.1
Pension liability	141.9	135.2
Deferred income taxes	66.5	94.0
Other liabilities	167.4	203.6
Commitment and contingencies (see Note 14)
Total liabilities	4,383.6	4,271.1
Redeemable preferred stock, $0.01 par value; 1.0 million shares authorized at December 31 and June 30, 2020; 384,777 and 650,000 shares issued and outstanding at December 31 and June 30, 2020, respectively	359.0	606.6
Shareholders' equity:
Common stock, $0.01 par value; 1.0 billion shares authorized at December 31 and June 30, 2020; 170.1 million and 162.8 million issued and outstanding at December 31 and June 30, 2020, respectively	1.7	1.6
Preferred stock, $0.01 par value; 99 million authorized at December 31 and June 30, 2020; 0 issued and outstanding at December 31 and June 30, 2020	—	—
Additional paid in capital	4,160.8	3,818.7
Accumulated deficit	(377.4)	(535.2)
Accumulated other comprehensive loss	(329.6)	(386.3)
Total shareholders' equity	3,455.5	2,898.8
Total liabilities, redeemable preferred stock, and shareholders' equity	$8,198.1	$7,776.5

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity
(Unaudited; dollars in millions, except share data in thousands)

Three Months Ended December 31, 2020

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Redeemable Preferred Stock
Balance at September 30, 2020	164,567.1	$1.6	$3,901.4	$(460.9)	$(370.0)	$3,072.1	$606.6
Share issuances related to stock-based compensation	173.9	—	—	—	—	—	—
Conversion of redeemable preferred stock	5,392.3	0.1	252.9	—	—	253.0	(247.6)
Stock-based compensation	—	—	11.4	—	—	11.4	—
Cash paid, in lieu of equity, for tax withholding	—	—	(6.8)	—	—	(6.8)	—
Employee stock purchase plan	—	—	1.9	—	—	1.9	—
Preferred dividend ($12.50 per share of redeemable preferred stock)	—	—	—	(4.9)	—	(4.9)	—
Net earnings	—	—	—	88.4	—	88.4	—
Other comprehensive income, net of tax	—	—	—	—	40.4	40.4	—
Balance at December 31, 2020	170,133.3	$1.7	$4,160.8	$(377.4)	$(329.6)	$3,455.5	$359.0

Three Months Ended December 31, 2019

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Redeemable Preferred Stock
Balance at September 30, 2019	146,235.7	$1.5	$2,755.2	$(731.4)	$(376.0)	$1,649.3	$606.6
Share issuances related to stock- based compensation	123.8	—	—	—	—	—	—
Stock-based compensation	—	—	10.3	—	—	10.3
Cash paid, in lieu of equity, for tax withholding	—	—	(6.3)	—	—	(6.3)	—
Preferred dividend ($12.50 per share of redeemable preferred stock)	—	—	—	(8.1)	—	(8.1)	—
Net earnings	—	—	—	45.5	—	45.5	—
Other comprehensive loss, net of tax	—	—	—	—	25.4	25.4	—
Balance at December 31, 2019	146,359.5	$1.5	$2,759.2	$(694.0)	$(350.6)	$1,716.1	$606.6

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity
(Unaudited; dollars in millions, except share data in thousands)

Six months ended December 31, 2020

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Redeemable Preferred Stock
Balance at June 30, 2020	162,788.0	$1.6	$3,818.7	$(535.2)	$(386.3)	$2,898.8	$606.6
Equity offering, sale of common stock	1,162.5	—	81.8	—	—	81.8	—
Share issuances related to stock- based compensation	790.5	—	—	—	—	—	—
Conversion of redeemable preferred stock	5,392.3	0.1	252.9	—	—	253.0	(247.6)
Stock-based compensation	—	—	30.1	—	—	30.1	—
Cash paid, in lieu of equity, for tax withholding	—	—	(26.4)	—	—	(26.4)	—
Employee stock purchase plan	—	—	3.7	—	—	3.7	—
Preferred dividend ($12.50 per share of redeemable preferred stock)	—	—	—	(13.0)	—	(13.0)	—
Net earnings	—	—	—	170.8	—	170.8	—
Other comprehensive income, net of tax	—	—	—	—	56.7	56.7	—
Balance at December 31, 2020	170,133.3	$1.7	$4,160.8	$(377.4)	$(329.6)	$3,455.5	$359.0

Six Months Ended December 31, 2019

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Redeemable Preferred Stock
Balance at June 30, 2019	145,738.3	$1.5	$2,757.4	$(723.4)	$(353.9)	$1,681.6	$606.6
Share issuances related to stock- based compensation	621.2	—	—	—	—	—	—
Stock-based compensation	—	—	26.9	—	—	26.9
Cash paid, in lieu of equity, for tax withholding	—	—	(24.4)	—	—	(24.4)	—
Non-qualified stock	—	—	(0.7)	—	—	(0.7)	—
Preferred dividend ($12.50 per share of redeemable preferred stock)	—	—	—	(16.2)	—	(16.2)	—
Net earnings	—	—	—	45.6	—	45.6	—
Other comprehensive income, net of tax	—	—	—	—	3.3	3.3	—
Balance at December 31, 2019	146,359.5	$1.5	$2,759.2	$(694.0)	$(350.6)	$1,716.1	$606.6

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; dollars in millions)

	Six Months Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$170.8	$45.6
Adjustments to reconcile net earnings to net cash from operations:
Depreciation and amortization	140.1	122.5
Non-cash foreign currency transaction (gain) loss, net	(12.0)	5.5
Amortization and write-off of debt financing costs	3.3	3.1
Asset impairments charges and (gain) loss on sale of assets	2.4	1.5
Gain on derivative instrument	(16.0)	(1.4)
Stock-based compensation	30.1	26.9
(Benefit from) provision for deferred income taxes	(5.3)	2.7
Provision for bad debts and inventory	18.4	9.4
Change in operating assets and liabilities:
Decrease in trade receivables	87.6	4.3
Increase in inventories	(140.3)	(11.6)
Increase (decrease) in accounts payable	13.4	(13.3)
Other assets/accrued liabilities, net—current and non-current	(68.8)	(49.3)
Net cash provided by operating activities	223.7	145.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, equipment, and other productive assets	(338.9)	(152.2)
Proceeds from sale of property and equipment	0.3	—
Proceeds from sale of subsidiaries	—	20.8
Payment for acquisitions, net of cash acquired	(14.8)	(10.7)
Payment made for investments	(1.0)	(2.0)
Prepayment for pending business acquisition	—	(55.1)
Net cash used in investing activities	(354.4)	(199.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in other borrowings	1.5	(5.9)
Payments related to long-term obligations	(54.8)	(51.5)
Dividends paid	(13.0)	(20.0)
Proceeds from sale of common stock, net	81.8	—
Cash paid, in lieu of equity, for tax-withholding obligations	(26.4)	(24.4)
Other financing activities	3.7	—
Net cash used in financing activities	(7.2)	(101.8)
Effect of foreign currency exchange on cash	17.8	(1.4)
NET DECREASE IN CASH AND EQUIVALENTS	(120.1)	(156.5)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	953.2	345.4
CASH AND EQUIVALENTS AT END OF PERIOD	$833.1	$188.9
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$52.0	$47.7
Income taxes paid, net	$18.9	$19.6

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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the year ending June 30, 2021. The consolidated balance sheet at June 30, 2020 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information on the Company's accounting policies and footnotes, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 filed with the Securities and Exchange Commission.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation. These reclassifications did not have a material impact on the consolidated statements of operations, consolidated balance sheets, consolidated statements of cash flows, or notes to the consolidated financial statements.

Foreign Currency Translation
The financial statements of the Company’s operations are generally measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of operations outside the U.S. into U.S. dollars are accumulated as a component of other comprehensive income utilizing period-end exchange rates. Since July 1, 2018, the Company has accounted for its Argentine operations as highly inflationary.
Allowance for Credit Losses

Trade receivables and contract assets are primarily comprised of amounts owed to the Company through its operating activities and are presented net of an allowance that includes an assessment of expected credit losses. The Company determines its allowance methodology by considering various factors, including the Company’s previous loss history, significant changes in a geographic location's economic conditions, and the current and future condition of the general economy and the industry in which the Company's customers operate. To the extent that any individual payer is identified whose credit quality has deteriorated, the Company establishes allowances based on the individual risk characteristics of such customer. The Company makes concerted efforts to collect all outstanding balances due from customers; however, trade receivables and contract assets are written off against the allowance when the related balances are no longer deemed collectible.
Research and Development Costs
The Company expenses research and development costs as incurred. Research and development costs amounted to $5.2 million and $4.9 million for the three months ended December 31, 2020 and 2019, respectively. Research and development costs amounted to $11.6 million and $9.5 million for the six months ended December 31, 2020 and 2019, respectively.
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
New Accounting Standards Not Adopted as of December 31, 2020
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance to ease the potential burden in accounting for the discontinuation of a reference rate such as LIBOR, formerly known as the London Interbank Offered Rate, because of reference rate reform. The expedients and exceptions provided by the guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.
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
The following tables allocate revenue, for the three and six months ended December 31, 2020 and December 31, 2019, by type of activity and reporting segment (in millions):

Three Months Ended December 31, 2020	Biologics	Softgel & Oral Technologies	Oral & Specialty Delivery	Clinical Supply Services	Total
Manufacturing & commercial product supply	$124.4	$213.8	$113.5	$—	$451.7
Development services	279.5	32.8	56.4	—	368.7
Clinical supply services	—	—	—	93.5	93.5
Total	$403.9	$246.6	$169.9	$93.5	$913.9
		Inter-segment revenue elimination			(3.1)
			Combined net revenue		$910.8

Three Months Ended December 31, 2019	Biologics	Softgel & Oral Technologies	Oral & Specialty Delivery	Clinical Supply Services	Total
Manufacturing & commercial product supply	$80.0	$245.0	$91.4	$—	$416.4
Development services	145.2	22.9	51.8	—	219.9
Clinical supply services	—	—	—	87.9	87.9
Total	$225.2	$267.9	$143.2	$87.9	$724.2
		Inter-segment revenue elimination			(2.8)
			Combined net revenue		$721.4

Six Months Ended December 31, 2020	Biologics	Softgel & Oral Technologies	Oral and Specialty Delivery	Clinical Supply Services	Total
Manufacturing & commercial product supply	$214.3	$404.4	$217.0	$—	$835.7
Development services	566.7	63.3	111.2	—	741.2
Clinical supply services	—	—	—	186.2	186.2
Total	$781.0	$467.7	$328.2	$186.2	$1,763.1
		Inter-segment revenue elimination			(6.6)
			Combined net revenue		$1,756.5

Six Months Ended December 31, 2019	Biologics	Softgel & Oral Technologies	Oral and Specialty Delivery	Clinical Supply Services	Total
Manufacturing & commercial product supply	$144.4	$483.9	$167.3	$—	$795.6
Development services	269.4	44.6	108.5	—	422.5
Clinical supply services	—	—	—	172.5	172.5
Total	$413.8	$528.5	$275.8	$172.5	$1,390.6
		Inter-segment revenue elimination			(4.5)
			Combined net revenue		$1,386.1

The following table allocates revenue by the location where the goods were made or the service performed:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2020	2019	2020	2019
United States	$535.3	$414.7	$1,052.2	$777.0
Europe	326.4	239.5	609.9	458.6
International Other	72.0	87.3	138.7	189.1
Elimination of revenue attributable to multiple locations	(22.9)	(20.1)	(44.3)	(38.6)
Total	$910.8	$721.4	$1,756.5	$1,386.1

Contract Liabilities
Contract liabilities relate to cash consideration that the Company receives in advance of satisfying the related performance obligations. The contract liabilities balance (current and non-current) as of December 31, 2020 and June 30, 2020 are as follows:

(Dollars in millions)
Balance at June 30, 2020	$218.4
Balance at December 31, 2020	$273.1
Revenue recognized in the period from July 1 through December 31, 2020:
Amounts included in contract liability at the beginning of the period	$49.4

Contract Assets
Contract assets primarily relate to the Company's conditional right to receive consideration for services that have been performed for a customer as of December 31, 2020 relating to the Company's development services but had not yet been invoiced as of December 31, 2020. Contract assets are transferred to trade receivables, net when the Company’s right to receive the consideration becomes unconditional. Contract assets totaled $122.9 million and $61.4 million as of December 31, 2020 and June 30, 2020, respectively. Contract assets are included in Prepaid expenses and other as they are expected to be transferred to trade receivables within 12 months of December 31, 2020.
3.    BUSINESS COMBINATIONS AND DIVESTITURES
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
The total cash consideration was allocated between the facility purchase and the transitional services arrangement, with $52.2 million assigned to the purchase consideration and the balance to transitional services. The Company funded the entire purchase price with cash on hand and has allocated the purchase price among the acquired assets, recognizing property, plant, and equipment of $34.2 million, inventory of $6.5 million, and prepaid expenses and other of $12.2 million. The remainder of the value was allocated to deferred tax assets and certain employee-related liabilities assumed in the acquisition.
Masthercell Global Inc. Acquisition

In February 2020, the Company acquired 100% of the equity interest in Masthercell Global Inc. (“MaSTherCell”) for an aggregate purchase price of $323.3 million, subject to adjustment, which was funded with the net proceeds of the Company’s February 2020 public offering (the “February 2020 Equity Offering”) of its common stock, par value $0.01 (“Common Stock”). See Note 13, Equity, Redeemable Preferred Stock and Accumulated Other Comprehensive Loss. MaSTherCell is a contract development and manufacturing organization focused on the development and manufacture of autologous and allogeneic cell therapies for third parties, as well as a variety of related analytical services.

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
During the measurement period ending no later than one year after the acquisition date, the Company has continued to obtain information to assist in finalizing the fair values of the net assets acquired, which have not differed materially from these preliminary estimates. The amounts subject to finalization include working capital and income taxes. If any remaining measurement period adjustment is material, the Company will record such adjustment, including any related impact on net income, prior to the expiration of the measurement period.
Skeletal Cell Therapy Support SA Acquisition

In November 2020, the Company acquired 100% of the equity interest in Skeletal Cell Therapy Support SA (“Skeletal”) from Bone Therapeutics SA (“Bone”) for $14.8 million, subject to customary adjustments, as well as related supply agreements with Bone. Skeletal operates a cell therapy manufacturing facility in Gosselies, Belgium. The facility and operations are part of the Company’s Biologics segment, expanding the Company’s cell therapy capacity for clinical and commercial supply. The acquisition, when combined with the Company's other European-based facilities and capabilities in cell therapy, will create an integrated European center of excellence in cell therapy.

The Company accounted for the Skeletal acquisition using the acquisition method in accordance with ASC 805. The Company funded the entire purchase price with cash on hand and has preliminarily allocated the purchase price among the acquired assets, recognizing property, plant, and equipment of $8.7 million and goodwill of $5.4 million. The remainder of the value was allocated to trade receivables, and to other current and non-current assets and liabilities assumed in the acquisition. The Company expects to finalize its allocation over the next several months, but, in any event, within one year from the closing.
Blow-Fill-Seal Divestiture Agreement

In December 2020, the Company entered into a Stock and Asset Purchase Agreement with a subsidiary of SK Capital Partners, LP to sell the Company’s blow-fill-seal manufacturing business, including 100% of the shares of Catalent USA Woodstock, Inc. (the “Blow-Fill-Seal Business”), for $300.0 million in cash and a $50.0 million note receivable as well as potential additional contingent consideration (up to $50.0 million) based on future events concerning the Blow-Fill-Seal Business. The Stock and Asset Purchase Agreement is subject to customary closing conditions and is expected to close before the end of fiscal 2021. The Blow-Fill-Seal Business is part of the Oral and Specialty Delivery segment. As of December 31, 2020, the Blow-Fill-Seal Business met the criteria to be classified as held for sale; as a result, these assets and liabilities have been reclassified within the consolidated balance sheet as of December 31, 2020. Refer to Note 4, Goodwill and Note 16, Supplemental Balance Sheet Information for more details.

4.    GOODWILL
The following table summarizes the changes between June 30, 2020 and December 31, 2020 in the carrying amount of goodwill in total and by reporting segment:

(Dollars in millions)	Biologics	Softgel & Oral Technologies	Oral & Specialty Delivery	Clinical Supply Services	Total
Balance at June 30, 2020	$1,462.2	$505.5	$354.7	$148.2	$2,470.6
Additions(1)	5.4	—	—	—	5.4
Classified as held for sale(2)	—	—	(65.6)	—	(65.6)
Other(3)	(1.4)	—	0.1	—	(1.3)
Foreign currency translation adjustments	20.7	15.3	9.7	6.7	52.4
Balance at December 31, 2020	$1,486.9	$520.8	$298.9	$154.9	$2,461.5
(1) The addition to goodwill in the Biologics reporting segment relates to the Skeletal transaction. See Note 3, Business Combinations.
(2) Represents goodwill associated with the Company's Blow-Fill-Seal Business.
(3) The change in Other in the Biologics reporting segment primarily relates to the MaSTherCell transaction.
The Company recorded no impairment charge to goodwill in the current period.

5.    DEFINITE-LIVED LONG-LIVED ASSETS
The Company’s definite-lived long-lived assets include property, plant, and equipment as well as intangible assets with definite lives. Refer to Note 16, Supplemental Balance Sheet Information for details related to property, plant, and equipment.
The details of other intangibles, net as of December 31, 2020 and June 30, 2020 are as follows:

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2020
Amortized intangibles:
Core technology	19 years	$140.9	$(90.9)	$50.0
Customer relationships	14 years	1,039.3	(292.4)	746.9
Product relationships	11 years	280.0	(231.4)	48.6
Other	5 years	16.3	(6.5)	9.8
Total intangible assets		$1,476.5	$(621.2)	$855.3

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2020
Amortized intangibles:
Core technology	19 years	$134.5	$(83.0)	$51.5
Customer relationships	14 years	1,021.3	(248.0)	773.3
Product relationships	11 years	270.4	(217.5)	52.9
Other	5 years	15.5	(4.5)	11.0
Total intangible assets		$1,441.7	$(553.0)	$888.7
Amortization expense related to definite-lived long-lived assets was $23.0 million and $46.0 million for the three and six months ended December 31, 2020, respectively, and $21.8 million and $43.3 million for the three and six months ended December 31, 2019, respectively.

Future amortization expense related to definite-lived long-lived assets for the next five fiscal years is estimated to be:

(Dollars in millions)	Remainder Fiscal 2021	2022	2023	2024	2025	2026
Amortization expense	$46.6	$92.5	$91.7	$90.6	$89.6	$82.1

6.    LONG-TERM OBLIGATIONS AND SHORT-TERM BORROWINGS
Long-term obligations and short-term borrowings consisted of the following at December 31, 2020 and June 30, 2020:

(Dollars in millions)	Maturity	December 31, 2020	June 30, 2020
Senior secured credit facilities
U.S. dollar-denominated term loan facility	May 2026	$924.6	$928.5
U.S. dollar-denominated 4.875% senior notes due 2026	January 2026	445.8	445.4
U.S. dollar-denominated 5.00% senior notes due 2027	July 2027	493.6	493.1
Euro-denominated 2.375% senior notes due 2028(1)	March 2028	993.1	909.9
Deferred purchase consideration	October 2021	48.7	97.5
Finance lease obligations	2020 to 2044	147.3	142.2
Other obligations	2020 to 2024	2.7	1.4
Total		$3,055.8	$3,018.0
Less: current portion of long-term obligations and other short-term borrowings		72.0	72.9
Long-term obligations, less current portion		$2,983.8	$2,945.1
(1) The increase in Euro-denominated debt is primarily due to a large fluctuation in foreign currency exchange rates.
Deferred Purchase Consideration

In connection with the acquisition of Catalent Indiana, LLC in October 2017, $200.0 million of the $950.0 million aggregate nominal purchase price is payable in $50.0 million installments on each of the first four anniversaries of the closing date. The Company made installment payments in October 2018, October 2019, and October 2020. The balance of the deferred purchase consideration was recorded at fair value as of the acquisition date, with the difference between the remaining nominal amount and the fair value treated as imputed interest.

Measurement of the Fair Value of Debt

The measurement of the estimated fair value of the Company’s senior secured credit facilities and other senior indebtedness is classified as a Level 2 determination in the fair-value hierarchy and is calculated by using a discounted cash flow model with the market interest rate as a significant input. The carrying amounts and the estimated fair values of the Company’s principal categories of debt as of December 31, 2020 and June 30, 2020 are as follows:

		December 31, 2020		June 30, 2020
(Dollars in millions)	Fair Value Measurement	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
U.S. dollar-denominated 4.875% senior notes due 2026	Level 2	445.8	458.6	445.4	463.6
U.S. dollar-denominated 5.00% senior notes due 2027	Level 2	493.6	539.2	493.1	537.9
Euro-denominated 2.375% senior notes due 2028	Level 2	993.1	1,005.3	909.9	844.1
Senior secured credit facilities & other	Level 2	1,123.3	1,134.3	1,169.6	1,160.1
Total		$3,055.8	$3,137.4	$3,018.0	$3,005.7

7.    EARNINGS PER SHARE

The Company computes earnings per share of the Company’s Common Stock using the two-class method required due to the participating nature of the Series A Preferred Stock (as defined and discussed in Note 13, Equity, Redeemable Preferred Stock and Accumulated Other Comprehensive Loss. Diluted net earnings per share is computed using the weighted average number of shares of Common Stock outstanding plus the weighted average number of shares of Common Stock that would be issued assuming exercise or conversion of all potentially dilutive instruments. Dilutive securities having an anti-dilutive effect on diluted net earnings per share are excluded from the calculation. The dilutive effect of the securities that are issuable under the Company’s equity incentive plans are reflected in diluted earnings per share by application of the treasury stock method. The reconciliations between basic and diluted earnings per share attributable to Catalent common shareholders for the three and six months ended December 31, 2020 and 2019, respectively, are as follows (in millions, except share and per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2020	2019	2020	2019
Net earnings	$88.4	$45.5	$170.8	$45.6
Less: Net earnings attributable to preferred shareholders	(11.8)	(11.2)	(25.4)	(18.7)
Net earnings attributable to common shareholders	$76.6	$34.3	$145.4	$26.9

Weighted average shares outstanding - basic	167,075,141	146,068,025	165,589,730	145,865,570
Weighted average dilutive securities issuable - stock plans	2,203,948	1,622,896	2,498,460	1,904,121
Weighted average diluted shares outstanding - diluted	169,279,089	147,690,921	168,088,190	147,769,691

Earnings per share:
Basic	$0.46	$0.23	$0.88	$0.18
Diluted	$0.45	$0.23	$0.87	$0.18

The Company's Series A Preferred Stock is deemed a participating security, meaning that it has the right to participate in undistributed earnings with the Company's Common Stock. On November 23, 2020 (the “Partial Conversion Date”), holders of Series A Preferred Stock converted 265,233 shares and $1.9 million of unpaid accrued dividends into shares of Common Stock (the “Partial Conversion”). The holders received 20.33 shares of Common Stock for each converted preferred share, resulting in the issuance of 5,392,280 shares of Common Stock. See Note 13, Equity, Redeemable Preferred Stock and Accumulated Other Comprehensive Loss for further details. There was no anti-dilutive impact from employee-held stock options and restricted stock units in the computation of diluted earnings per share for both the three and six months ended December 31, 2020. The computation of diluted earnings per share for both the three and six months ended December 31, 2020 excludes the effect of approximately 7.7 million “if-converted” shares of Common Stock potentially issuable on the conversion of Series A Preferred Stock, as those shares would be anti-dilutive.
The computations of diluted earnings per share for the three and six months ended December 31, 2019 exclude the effect of Common Stock potentially issuable under employee-held stock options and restricted stock units of approximately 0.7 million and 1.0 million, respectively, because they are anti-dilutive. Further, the computation of diluted earnings per share for the three and six months ended December 31, 2019, respectively, excludes the effect of approximately 13.1 million “if-converted” shares of Common Stock potentially issuable on the conversion of Series A Preferred Stock, as those shares would be anti-dilutive.
8.    OTHER (INCOME) EXPENSE, NET
The components of other (income) expense, net for the three and six months ended December 31, 2020 and 2019 are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2020	2019	2020	2019
Other (income) expense, net
Debt refinancing costs	$—	$—	$—	$0.1
Foreign currency (gains) losses (1)	(0.2)	6.7	(0.8)	3.6
Other (2)	(8.1)	(11.1)	(18.7)	(3.2)
Total other (income) expense, net	$(8.3)	$(4.4)	$(19.5)	$0.5

(1) Foreign currency remeasurement gains include both cash and non-cash transactions.

(2) Other, for the three and six months ended December 31, 2020 includes total realized and unrealized gain of $7.0 million and $16.0 million, respectively, related to the fair value of the derivative liability associated with the Series A Preferred Stock. Other, for the three and six months ended December 31, 2019 includes total unrealized gain of $10.3 million and $1.4 million, respectively, related to the fair value of the derivative liability associated with the Series A Preferred Stock.
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
During the three months ended December 31, 2020, the Company adopted a plan to reduce costs and optimize its infrastructure in Western Europe by closing its Clinical Supply Services facility in Bolton, U.K. In connection with this restructuring plan, the Company expects to reduce its headcount between 150 and 180 employees through December 31, 2021 and estimates that it will incur charges between $4.0 million and $7.0 million, primarily associated with employee severance benefits.
For both the three months and six months ended December 31, 2020, restructuring charges associated with the Bolton facility closure were $4.0 million.
Total restructuring charges for the three months ended December 31, 2020 and 2019 were $5.5 million and $0.5 million, respectively, and for the six months ended December 31, 2020 and 2019 were $6.4 million and $1.2 million, respectively.

10.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to fluctuations in the applicable exchange rate on its investments in operations outside the U.S. While the Company does not actively hedge against changes in foreign currency, the Company has mitigated its exposure from its investments in its European operations by denominating a portion of its debt in euros. At December 31, 2020, the Company had euro-denominated debt outstanding of $993.1 million (U.S. dollar equivalent) that is designated and qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the translation gains or losses are reported in accumulated other comprehensive loss as part of the cumulative translation adjustment. The non-hedge portions of the euro-denominated debt translation gains or losses are reported in the consolidated statement of operations. The following table includes net investment hedge activity during the three and six months ended December 31, 2020 and 2019.

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2020	2019	2020	2019
Unrealized foreign exchange gain (loss) within other comprehensive income	$(45.4)	$(6.5)	$(77.8)	$13.8
Unrealized foreign exchange gain (loss) within statement of operations	$(2.5)	$(3.9)	$(4.4)	$(5.8)
The net accumulated loss on the instrument designated as a hedge as of December 31, 2020 within other comprehensive income (loss) was approximately $15.3 million. Amounts are reclassified out of accumulated other comprehensive loss into earnings when the entity to which the gains and losses relate is either sold or substantially liquidated.
Preferred Stock Derivative Liability
As discussed in Note 13, Equity, Redeemable Preferred Stock, and Accumulated Other Comprehensive Loss, in May 2019, the Company issued shares of Series A Preferred Stock in exchange for net proceeds of $646.3 million after taking into account the $3.7 million issuance cost.
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
The Company recorded a total gain of $7.0 million on the change in the estimated fair value of the derivative liability for the three months ended December 31, 2020, primarily related to volatility in the price of the Company’s Common Stock that is used to estimate the fair value, which is reflected as Other (income) expense, net in the consolidated statements of operations.
A portion of the derivative liability was settled on the Partial Conversion Date due to the Partial Conversion. The fair value of the derivative liability as of the Partial Conversion Date was $8.6 million, of which $3.5 million was related to the converted portion of the outstanding shares of Series A Preferred Stock. See Note 13, Equity, Redeemable Preferred Stock, and Accumulated Other Comprehensive Loss for details of the Partial Conversion.
The fair value of the derivative liability that relates to outstanding shares of Series A Preferred Stock as of December 31, 2020 was $4.1 million.

The fair value is classified as Level 3 in the fair-value hierarchy due to the significant management judgment required for the assumptions underlying the calculation of value. The following table sets forth a summary of changes in the estimated fair value of the derivative liability:

(Dollars in millions)	Fair Value Measurements of Series A Preferred Stock Derivative Liability Using Significant Unobservable Inputs (Level 3)
Balance at June 30, 2020	$23.6
Change in estimated fair value of Series A Preferred Stock derivative liability	(16.0)
Settlement of derivative liability upon Partial Conversion	(3.5)
Balance at December 31, 2020	$4.1

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
The fair value of the interest-rate swap agreement is determined at the end of each reporting period based on valuation models that use interest rate yield curves and discount rates as inputs. The discount rates are based on U.S. deposit or U.S. Treasury rates. The significant inputs used in the valuation models are readily available in public markets or can be derived from observable market transactions, and, therefore, the valuation has been classified as a Level 2 in the fair-value hierarchy. The estimated fair value of the interest rate swap as of both December 31, 2020 and as of June 30, 2020 was reported as a derivative liability of $3.7 million within other liabilities in the consolidated balance sheets. The cash flows associated with the interest-rate swap are reported in net cash provided by operating activities in the consolidated statements of cash flows. The unrealized gain or loss from the mark-to-market of the interest rate swap valuation during the six months ended December 31, 2020 and the fiscal year ended June 30, 2020 was immaterial in each period.

11.    INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Generally, fluctuations in the effective tax rate are due to changes in relative amounts of U.S. and non-U.S. pretax income, the tax impact of special items, and other discrete tax items. Discrete items include, but are not limited to, changes in foreign statutory tax rates, the amortization of certain assets, changes in the Company’s reserve for uncertain tax positions, and the tax impact of certain equity compensation.
In the normal course of business, the Company is subject to examination by taxing authorities around the world, including such major jurisdictions as the United States, Germany, and the United Kingdom. The Company is no longer subject to examinations by the relevant tax authorities for years prior to fiscal year 2009. The Company is presently under audit in select jurisdictions in the United States and in Europe, but no material impact is expected to the financial results once these audits are completed.

ASC 740 includes guidance on the accounting for uncertain income tax positions recognized in our tax filings. This standard provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeal or litigation process, based on the technical merits. As of December 31, 2020 and June 30, 2020, the Company had an aggregate of $4.1 million and $5.6 million, respectively, of reserves against uncertain tax positions (including accrued interest and penalties). As of these dates, $3.2 million and $4.4 million, respectively, represent the amount of unrecognized tax benefits, which, if recognized, would favorably affect the effective income tax rate. The reduction to unrecognized tax benefits is primarily driven by a settlement of an income tax audit that occurred in the fiscal quarter that ended September 30, 2020. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

The Company recorded a provision for income taxes for the three months ended December 31, 2020 of $20.6 million relative to earnings before income taxes of $109.0 million. The Company recorded a provision for income taxes for the three months ended December 31, 2019 of $13.0 million relative to earnings before income taxes of $58.5 million. The increased income tax provision for the current period was largely impacted by an increase in pretax income across several jurisdictions and partially offset by an increase in discrete benefit items including certain equity compensation deductions. Generally, fluctuations in the effective tax rate are due to changes in the geographic distribution of our pretax income resulting from our business mix, changes in the tax impact of permanent differences, restructuring, special items, certain equity related compensation, and other discrete tax items that may have unique tax implications depending on the nature of the item.

The Company recorded a provision for income taxes for the six months ended December 31, 2020 of $5.6 million relative to earnings before income taxes of $176.4 million. The Company recorded a provision for income taxes for the six months ended December 31, 2019 of $6.1 million relative to earnings before income taxes of $51.7 million. The reduced income tax provision for the current six-month period reflects a $22.2 million benefit for U.S. foreign tax credits resulting from an amendment to a prior-year return. Generally, fluctuations in the effective tax rate are due to changes in the geographic distribution of the Company's pretax income, the tax impact of permanent differences, restructuring, special items, certain equity related compensation, and other discrete tax items that may have unique tax implications depending on the nature of the item.
12.    EMPLOYEE RETIREMENT BENEFIT PLANS
Components of the Company’s net periodic benefit costs are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2020	2019	2020	2019
Components of net periodic benefit cost:
Selling, general, and administrative expenses:
Service cost	$1.0	$0.8	$2.0	$1.4
Other (income) expense, net:
Interest cost	1.1	1.8	2.1	3.5
Expected return on plan assets	(2.5)	(2.6)	(4.9)	(5.3)
Amortization (1)	0.8	0.7	1.4	1.5
Net amount recognized	$0.4	$0.7	$0.6	$1.1
(1)      Amount represents the amortization of unrecognized actuarial losses.
As previously disclosed, the Company notified the trustees of a multi-employer pension plan of its withdrawal from participation in such plan in fiscal 2012. The actuarial review process administered by the plan trustees ended in fiscal 2015. The liability reported reflects the present value of the Company’s expected future long-term obligations. The estimated discounted value of the projected contributions related to such plans was $38.6 million as of December 31, 2020 and June 30, 2020, and is included within pension liability on the consolidated balance sheets. The annual cash impact associated with the Company’s obligations in such plan is approximately $1.7 million per year.

13.    EQUITY, REDEEMABLE PREFERRED STOCK AND ACCUMULATED OTHER COMPREHENSIVE LOSS
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

Effect of Restricted Stock
Shares of Common Stock outstanding include shares of unvested restricted stock. Unvested restricted stock included in reportable shares outstanding was 0.2 million shares as of December 31, 2020. Shares of unvested restricted stock are excluded from the calculation of basic weighted average shares outstanding, but their dilutive impact is added back in the calculation of diluted weighted average shares outstanding, except when the effect would be anti-dilutive.
Redeemable Preferred Stock
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
Proceeds from the offering of the Series A Preferred Stock, net of stock issuance costs, were $646.3 million, $39.7 million of which was allocated to the dividend-adjustment feature at its issuance and separately accounted for as a derivative liability. Any change in the fair value of derivative liability during a fiscal quarter is recorded as a non-operating expense in the consolidated statement of operations. See Note 10, Derivative Instruments and Hedging Activities, for detail concerning the change in fair value during the three and six months ended December 31, 2020.
As described in Note 7, Earnings Per Share, on the Partial Conversion Date, holders of Series A Preferred Stock converted 265,233 shares (approximately 41% of their holdings) and $1.9 million of unpaid accrued dividends into shares of Common Stock. The holders received 20.33 shares of Common Stock for each converted preferred share, resulting in the issuance of 5,392,280 shares of Common Stock. There was no gain or loss recognized upon the Partial Conversion as it occurred in accordance with the original terms of the Certificate of Designation. The Company has 384,777 shares of Series A Preferred Stock that remain outstanding at December 31, 2020.

As a result of the Partial Conversion, additional paid in capital increased $252.9 million, which includes $3.5 million related to the fair value of the portion of the derivative liability that was settled upon the Partial Conversion and $1.9 million related to an unpaid accrued dividend. See Note 10, Derivative Instruments and Hedging Activities, for detail concerning the change in fair value during the three months ended December 31, 2020.

Accumulated Other Comprehensive Loss
The components of the changes in the cumulative translation adjustment, derivatives and hedges, and minimum pension liability for the three and six months ended December 31, 2020 and 2019 are presented below.

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2020	2019	2020	2019
Foreign currency translation adjustments:
Net investment hedge	$(45.4)	$(6.5)	$(77.8)	$13.8
Long-term intercompany loans	16.5	18.1	22.8	11.6
Translation adjustments	58.9	10.2	94.3	(22.0)
Total foreign currency translation adjustment, pretax	30.0	21.8	39.3	3.4
Tax (benefit) expense	(9.4)	(0.3)	(16.0)	3.1
Total foreign currency translation adjustment, net of tax	$39.4	$22.1	$55.3	$0.3

Net change in derivatives and hedges:
Net gain recognized during the period	$0.6	$—	$0.5	$—
Total derivatives and hedges, pretax	0.6	—	0.5	—
Tax expense	0.1	—	0.1	—
Net change in derivatives and hedges, net of tax	$0.5	$—	$0.4	$—

Net change in minimum pension liability:
Net gain recognized during the period	$0.7	$3.6	$1.4	$2.9
Total pension liability, pretax	0.7	3.6	1.4	2.9
Tax expense (benefit)	0.2	0.3	0.4	(0.1)
Net change in minimum pension liability, net of tax	$0.5	$3.3	$1.0	$3.0

For the three months ended December 31, 2020, the changes in accumulated other comprehensive loss, net of tax by component are as follows:

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Liability Adjustments	Derivatives and Hedges	Other	Total
Balance at September 30, 2020	$(319.2)	$(47.0)	$(2.7)	$(1.1)	$(370.0)
Other comprehensive income before reclassifications	39.4	—	0.5	—	39.9
Amounts reclassified from accumulated other comprehensive loss	—	0.5	—	—	0.5
Net current period other comprehensive income	39.4	0.5	0.5	—	40.4
Balance at December 31, 2020	$(279.8)	$(46.5)	$(2.2)	$(1.1)	$(329.6)
For the six months ended December 31, 2020, the changes in accumulated other comprehensive loss, net of tax by component are as follows:

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Liability Adjustments	Derivatives and Hedges	Other	Total
Balance at June 30, 2020	$(335.1)	$(47.5)	$(2.6)	$(1.1)	$(386.3)
Other comprehensive income before reclassifications	55.3	—	0.4	—	55.7
Amounts reclassified from accumulated other comprehensive loss	—	1.0	—	—	1.0
Net current period other comprehensive income	55.3	1.0	0.4	—	56.7
Balance at December 31, 2020	$(279.8)	$(46.5)	$(2.2)	$(1.1)	$(329.6)

14.    COMMITMENTS AND CONTINGENCIES
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

15.    SEGMENT INFORMATION
The Company conducts its business within the following operating segments: Biologics, Softgel and Oral Technologies, Oral and Specialty Delivery, and Clinical Supply Services. The Company evaluates the performance of its segments based on segment earnings before other (expense) income, impairments, restructuring costs, interest expense, income tax expense (benefit), and depreciation and amortization (“Segment EBITDA”). “EBITDA from operations” is consolidated earnings from operations before interest expense, income tax expense (benefit), and depreciation and amortization. Segment EBITDA and

EBITDA from operations are not defined in U.S. GAAP and may not be comparable to similarly titled measures used by other companies.
The following tables include net revenue and Segment EBITDA for each of the Company's current reporting segments during the three and six months ended December 31, 2020 and 2019:

(Dollars in millions)	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net revenue:
Biologics	$403.9	$225.2	$781.0	$413.8
Softgel and Oral Technologies	246.6	267.9	$467.7	$528.5
Oral and Specialty Delivery	169.9	143.2	328.2	275.8
Clinical Supply Services	93.5	87.9	186.2	172.5
Inter-segment revenue elimination	(3.1)	(2.8)	(6.6)	(4.5)
Total net revenue	$910.8	$721.4	$1,756.5	$1,386.1

(Dollars in millions)	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Segment EBITDA reconciled to net earnings:
Biologics	$135.5	$63.0	$242.0	$98.8
Softgel and Oral Technologies	45.6	64.5	$83.4	$110.9
Oral and Specialty Delivery	44.2	33.1	65.6	60.8
Clinical Supply Services	25.3	24.0	50.3	45.6
Sub-Total	$250.6	$184.6	$441.3	$316.1
Reconciling items to net earnings
Unallocated costs (1)	(44.7)	(29.3)	(73.6)	(70.7)
Depreciation and amortization	(71.0)	(61.9)	(140.1)	(122.5)
Interest expense, net	(25.9)	(34.9)	(51.2)	(71.2)
Income tax expense	(20.6)	(13.0)	$(5.6)	(6.1)
Net earnings	$88.4	$45.5	$170.8	$45.6
(1) Unallocated costs include restructuring and special items, stock-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2020	2019	2020	2019
Impairment charges and gain (loss) on sale of assets	$(0.6)	$(1.7)	$(2.4)	$(1.5)
Stock-based compensation	(11.4)	(10.3)	(30.1)	(26.9)
Restructuring and other special items (a)	(14.7)	(7.9)	(19.6)	(19.7)
Other income (expense), net (b)	8.3	4.4	19.5	(0.5)
Unallocated corporate costs, net	(26.3)	(13.8)	(41.0)	(22.1)
Total unallocated costs	$(44.7)	$(29.3)	$(73.6)	$(70.7)

(a) Restructuring and other special items for the three months ended December 31, 2020 include transaction costs for the sale of the Company's Blow-Fill-Seal Business and restructuring costs associated with the closure of the Company's Clinical Supply Services facility in Bolton, U.K. Restructuring and other special items for the six months ended December 31, 2020 also include transaction and integration costs associated with the Anagni, MaSTherCell and Skeletal acquisitions and the disposal of a facility in Australia. Restructuring and other special items during the three and six months ended December 31, 2019 include transaction and integration costs associated with the Company’s cell and gene therapy acquisitions and the disposal of a facility in Australia.
(b) Refer to Note 8, Other (income) expense, net for details of financing charges and foreign currency translation adjustments recorded within other income (expense), net.
The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the consolidated financial statements.

(Dollars in millions)	December 31, 2020	June 30, 2020
Assets:
Biologics	$4,303.5	$3,775.0
Softgel and Oral Technologies	1,547.0	1,501.8
Oral and Specialty Delivery	1,265.7	1,247.4
Clinical Supply Services	472.2	451.2
Corporate and eliminations	609.7	801.1
Total assets	$8,198.1	$7,776.5

16. SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplemental balance sheet information at December 31, 2020 and June 30, 2020 is detailed in the following tables.
Inventories
Work-in-process and inventories include raw materials, labor, and overhead. Total inventories consist of the following:

(Dollars in millions)	December 31, 2020	June 30, 2020
Raw materials and supplies	$338.5	$222.6
Work-in-process	157.0	123.2
Total inventories, gross	495.5	345.8
Inventory cost adjustment	(34.2)	(22.0)
Total inventories	$461.3	$323.8
Prepaid expenses and other
Prepaid expenses and other consist of the following:

(Dollars in millions)	December 31, 2020	June 30, 2020
Prepaid expenses	$47.5	$28.6
Contract assets	122.9	61.4
Current assets held for sale (1)	175.1	—
Spare parts supplies	24.9	23.1
Prepaid income tax	21.5	15.0
Non-U.S. value-added tax	33.4	19.0
Other current assets	27.7	30.8
Total prepaid expenses and other	$453.0	$177.9

(1) Represents current assets associated with the Company's Blow-Fill-Seal Business. See Note 3, Business Combinations and Divestitures for more details.
Property, plant, and equipment, net
Property, plant, and equipment, net consist of the following:

(Dollars in millions)	December 31, 2020	June 30, 2020
Land, buildings, and improvements	$1,341.3	$1,250.9
Machinery and equipment	1,292.1	1,233.6
Furniture and fixtures	22.4	20.9
Construction in progress	558.5	440.0
Property, plant, and equipment, at cost	3,214.3	2,945.4
Accumulated depreciation	(1,084.5)	(1,044.6)
Property, plant, and equipment, net	$2,129.8	$1,900.8

Depreciation expense was $48.0 million and $94.1 million for the three and six months ended December 31, 2020, respectively, and $40.1 million and $79.2 million, for the three and six months ended December 31, 2019, respectively. Depreciation expense includes amortization of assets related to finance leases. The Company charges repairs and maintenance costs to expense as incurred. The Company capitalized interest cost of $4.0 million and $10.2 million for the three and six months ended December 31, 2020, respectively.
Other accrued liabilities
Other accrued liabilities consist of the following:

(Dollars in millions)	December 31, 2020	June 30, 2020
Accrued employee-related expenses	$151.9	$140.8
Restructuring accrual	6.5	2.8
Accrued interest	30.0	29.1
Contract liability	260.6	191.0
Accrued income tax	0.2	4.5
Current liabilities held for sale (1)	19.9	—
Other accrued liabilities and expenses	126.0	131.1
Total other accrued liabilities	$595.1	$499.3
(1) Represents current liabilities associated with the Company's Blow-Fill-Seal Business. See Note 3, Business Combinations and Divestitures for more details.

17.     SUBSEQUENT EVENTS
Acorda Therapeutics, Inc. Purchase Agreement

In January 2021, the Company entered into an agreement to acquire the manufacturing and packaging operations of Acorda Therapeutics, Inc.'s (“Acorda”) dry powder inhaler and spray dry manufacturing business for $80.0 million, subject to customary adjustments. In connection with the sale, Acorda and the Company have entered into a long-term supply agreement under which the Company will manufacture and package INBRIJA® for Acorda. Upon closing, the facility and operations will become part of the Company’s Oral and Specialty Delivery segment. The agreement is subject to customary closing conditions and is expected to close during the third quarter of fiscal 2021.

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
Non-GAAP Metrics
EBITDA from operations
Management measures operating performance based on consolidated earnings from operations before interest expense, expense (benefit) for income taxes, and depreciation and amortization, adjusted for the income or loss attributable to non-controlling interests (“EBITDA from operations”). EBITDA from operations is not defined under U.S. GAAP, is not a measure of operating income, operating performance, or liquidity presented in accordance with U.S. GAAP, and is subject to important limitations.
We believe that the presentation of EBITDA from operations enhances an investor’s understanding of our financial performance. We believe this measure is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business and use this measure for business planning purposes. In addition, given the significant investments that we have made in the past in property, plant, and equipment, depreciation and amortization expenses represent a meaningful portion of our cost structure. We believe that EBITDA from operations will provide investors with a useful tool for assessing the comparability between periods of our ability to generate cash from operations sufficient to pay taxes, to service debt, and to undertake capital expenditures because it eliminates depreciation and amortization expense. We present EBITDA from operations in order to provide supplemental information that we consider relevant for the readers of our Consolidated Financial Statements, and such information is not meant to replace or supersede U.S. GAAP measures. Our definition of EBITDA from operations may not be the same as similarly titled measures used by other companies. The most directly comparable measure to EBITDA from operations defined under U.S. GAAP is net earnings. Included in this Management’s Discussion and Analysis is a reconciliation of net earnings to EBITDA from operations.
In addition, we evaluate the performance of our segments based on segment earnings before non-controlling interests, other (income) expense, impairments, restructuring costs, interest expense, income tax expense (benefit), and depreciation and amortization (“Segment EBITDA”).
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
Three Months Ended December 31, 2020 Compared to the Three Months Ended December 31, 2019
The below tables summarize several financial metrics we use to measure performance for the three months ended December 31, 2020 and three months ended December 31, 2019. Refer to the discussions below regarding performance and use of key financial metrics.

Revenue and revenue at constant currency
(in millions)
Actual
Constant Currency
FY21
FY20
$910.8
$892.9
$721.4
$0
$225
$450
$675
$900

Gross margin (in millions) and gross margin percentage
FY21
$298.2
33%
FY20
$232.2
32%
$0
$75
$150
$225
$300

Results for the three months ended December 31, 2020 compared to the three months ended December 31, 2019 were as follows:

	Three Months Ended December 31,		FX Impact	Constant Currency Increase/(Decrease)
(Dollars in millions)	2020	2019		Change $	Change %
Net revenue	$910.8	$721.4	$17.9	$171.5	24%
Cost of sales	612.6	489.2	10.9	112.5	23%
Gross margin	298.2	232.2	7.0	59.0	25%
Selling, general, and administrative expenses	165.5	141.0	1.4	23.1	16%
Impairment charges and (gain) loss on sale of assets	0.6	1.7	—	(1.1)	(65)%
Restructuring and other	5.5	0.5	0.1	4.9	980%
Operating earnings	126.6	89.0	5.5	32.1	36%
Interest expense, net	25.9	34.9	0.2	(9.2)	(26)%
Other (income) expense, net	(8.3)	(4.4)	1.8	(5.7)	130%
Earnings before income taxes	109.0	58.5	3.5	47.0	80%
Income tax expense	20.6	13.0	0.7	6.9	53%
Net earnings	$88.4	$45.5	$2.8	$40.1	88%

Net Revenue

2020 vs. 2019
Factors Contributing to Year-Over-Year Change	Three Months Ended December 31,
Net Revenue
Net revenue without acquisitions	17%
Impact of acquisitions	7%
Constant currency change	24%
Foreign currency translation impact on reporting	2%
Total % change	26%

Net revenue increased $171.5 million, or 24%, excluding the impact of foreign exchange, compared to the three months ended December 31, 2019. Net revenue increased 7% as a result of acquisitions. We acquired a facility in Anagni, Italy (“Anagni”) in January 2020, Masthercell Global Inc. (“MaSTherCell”) in February 2020, and Skeletal Cell Therapy Support SA ("Skeletal") in November 2020. Net revenue increased 17% without the impact of acquisitions on a constant-currency basis, primarily due to robust demand across all Biologics offerings, in particular demand for our drug product and drug substance offerings for COVID-19-related programs, offset in part due to decreased demand for our customers' prescription and consumer health products in the Softgel and Oral Technologies segment. For the three months ended December 31, 2020, the favorable impact COVID-19-related programs had on Biologics net revenue was partially offset by an unfavorable impact due to demand decreases attributable to the COVID-19 pandemic on Softgel and Oral Technologies' net revenue.
Gross Margin
Gross margin increased $59.0 million, or 25%, compared to the three months ended December 31, 2019, excluding the impact of foreign exchange, primarily as a result of the strong margin profile for all Biologics segment offerings, including demand across our drug product and drug substance offerings for COVID-19 related programs, offset by decreased demand for our prescription and consumer health products in the Softgel and Oral Technologies segment. On a constant-currency basis, gross margin, as a percentage of revenue, increased 40 basis points to 32.6% in the three months ended December 31, 2020, compared to 32.2% in the prior-year period, primarily due to the factors described above.
Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased by $23.1 million, or 16%, compared to the three months ended December 31, 2019, excluding the impact of foreign exchange, due to incremental expenses from acquired companies of $5.6 million, which includes $1.1 million of incremental depreciation and amortization expense, $2.0 million of employee-related costs and $1.9 million related to various transitional services. The year-over-year increase in selling, general, and administrative expenses was also due to a $13.7 million increase in employee-related costs primarily incurred for wages and bonuses, which was partially offset by $6.4 million in costs savings associated with health and welfare and $3.3 million in cost savings associated with travel and entertainment.

Additionally, selling, general, and administrative expenses were further increased by $9.8 million related to increases in information technology expenses associated with headcount increases and additional cyber security initiatives, insurance premium increases, certain market research initiatives, and COVID-19-related spend for personal protective equipment and test kits for our employees.
Restructuring and Other
Restructuring and other charges of $5.5 million for the three months ended December 31, 2020 increased by $5.0 million, compared to the three months ended December 31, 2019. Restructuring expense varies period-to-period based on site consolidation efforts and other efforts to further streamline the business. In the three months ended December 31, 2020, we adopted a plan to reduce costs and optimize our Clinical Supply Services infrastructure in Western Europe by closing our facility in Bolton, U.K. and moving services to other locations in the region. In connection with this restructuring plan, we expect to reduce our headcount by approximately 150 to 180 employees through December 31, 2021 and incur charges between $4.0 million and $7.0 million primarily associated with employee severance benefits. For the three months ended December 31, 2020, we recognized $4.0 million of restructuring charges in association with the Bolton facility closure.

Interest Expense, net
Interest expense, net of $25.9 million for the three months ended December 31, 2020 decreased by $9.2 million, or 26%, compared to the three months ended December 31, 2019, excluding the impact of foreign exchange, driven by savings from repayment of Operating Company’s formerly outstanding euro-denominated term loan, euro-denominated 4.75% senior notes due 2024 and favorable interest rate movement on the U.S. dollar-denominated term loan, partially offset by interest expenses on Operating Company's euro-denominated 2.375% senior notes due 2028 (the “Euro 2028 Notes”). The savings also includes $4.0 million of capitalized interest costs for the three months ended December 31, 2020.
For additional information concerning our debt and financing arrangements, including the changing mix of debt and equity in our capital structure, see “Liquidity and Capital Resources” and Note 6, Long-Term Obligations and Short-Term Borrowings to our Consolidated Financial Statements.
Other (Income) Expense, net
Other income, net of $8.3 million for the three months ended December 31, 2020 was primarily driven by a gain of $7.0 million related to the change in the fair value of the derivative liability arising from the dividend-adjustment mechanism of our series A convertible preferred stock, par value $0.01 (the “Series A Preferred Stock”). See Notes 10 and 13 to our Consolidated Financial Statements for more details on the Series A Preferred Stock dividend-adjustment mechanism.

Other income, net of $4.4 million for the three months ended December 31, 2019 was primarily driven by a gain of $10.3 million related to the change in the fair value of the derivative liability arising from the dividend-adjustment mechanism of the Series A Preferred Stock. The gain was partially offset by non-cash foreign currency translation losses of $5.5 million.
Income Tax Expense
Our provision for income taxes for the three months ended December 31, 2020 was $20.6 million relative to earnings before income taxes of $109.0 million. Our provision for income taxes for the three months ended December 31, 2019 was $13.0 million relative to earnings before income taxes of $58.5 million. The increased income tax provision for the current period was largely impacted by an increase in pretax income across several jurisdictions and partially offset by an increase in discrete benefit items including certain equity compensation deductions. Generally, fluctuations in our effective tax rate are due to changes in the geographic distribution of our pretax income resulting from our business mix, changes in the tax impact of permanent differences, restructuring, special items, certain equity related compensation, and other discrete tax items, that may have unique tax implications depending on the nature of the item.
Segment Review
The following charts depict the percentages of net revenue from each of our four reporting segments for the three months ended December 31, 2020 compared to the three months ended December 31, 2019. Refer below for discussions regarding each segment’s net revenue and EBITDA performance and to “Non-GAAP Metrics” for a discussion of our use of Segment EBITDA, a measure that is not defined under U.S. GAAP.

Our results on a segment basis for the three months ended December 31, 2020 compared to the three months ended December 31, 2019 were as follows:

	Three Months Ended December 31,		FX Impact	Constant Currency Increase/(Decrease)
(Dollars in millions)	2020	2019		Change $	Change %
Biologics
Net revenue	$403.9	$225.2	$7.9	$170.8	76%
Segment EBITDA	$135.5	$63.0	$3.9	$68.6	109%
Softgel and Oral Technologies
Net revenue	246.6	267.9	5.2	(26.5)	(10)%
Segment EBITDA	45.6	64.5	1.0	(19.9)	(31)%
Oral and Specialty Delivery
Net revenue	169.9	143.2	2.7	24.0	17%
Segment EBITDA	44.2	33.1	0.9	10.2	31%
Clinical Supply Services
Net revenue	93.5	87.9	2.0	3.6	4%
Segment EBITDA	25.3	24.0	0.9	0.4	2%
Inter-segment revenue elimination	(3.1)	(2.8)	0.1	(0.4)	(14)%
Unallocated Costs (1)	(44.7)	(29.3)	(2.1)	(13.3)	(45)%
Combined totals
Net revenue	$910.8	$721.4	$17.9	$171.5	24%

EBITDA from operations	$205.9	$155.3	$4.6	$46.0	30%
(1) Unallocated costs include restructuring and special items, stock-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended December 31,
(Dollars in millions)	2020	2019
Impairment charges and gain (loss) on sale of assets	$(0.6)	$(1.7)
Stock-based compensation	(11.4)	(10.3)
Restructuring and other special items (a)	(14.7)	(7.9)
Other income, net (b)	8.3	4.4
Unallocated corporate costs, net	(26.3)	(13.8)
Total unallocated costs	$(44.7)	$(29.3)
(a) Restructuring and other special items during the three months ended December 31, 2020 include transaction and integration costs associated with our Anagni, MaSTherCell, and Skeletal acquisitions. Charges for the quarter also include transaction costs for the sale of our blow-fill-seal manufacturing business, including 100% of the shares of Catalent USA Woodstock, Inc. (the “Blow-Fill-Seal Business”) and restructuring costs associated with the closure of our Clinical Supply Services facility in Bolton, U.K. Restructuring and other special items during the three months ended December 31, 2019 include transaction and integration costs associated with our cell and gene therapy acquisitions, the disposal of a facility in Australia, and other restructuring initiatives across our network of sites.
(b) Refer to Note 8, Other (income) expense, net for details of financing charges and foreign currency translation adjustments recorded within other income (expense), net in our Consolidated Financial Statements.
Provided below is a reconciliation of net earnings to EBITDA from operations:

	Three Months Ended December 31,
(Dollars in millions)	2020	2019
Net earnings	$88.4	$45.5
Depreciation and amortization	71.0	61.9
Interest expense, net	25.9	34.9
Income tax expense	20.6	13.0
EBITDA from operations	$205.9	$155.3

Biologics segment

	2020 vs. 2019
Factors Contributing to Year-Over-Year Change	Three Months Ended December 31,
	Net Revenue	Segment EBITDA
Net revenue/Segment EBITDA without acquisitions	65%	104%
Impact of acquisitions	11%	5%
Constant currency change	76%	109%
Foreign exchange fluctuation	3%	6%
Total % change	79%	115%
Biologics net revenue increased by $170.8 million, or 76%, excluding the impact of foreign exchange, compared to the three months ended December 31, 2019. Net revenue increased 65%, compared to the three months ended December 31, 2019, excluding the impact of acquisitions. The increase was driven across all segment offerings with robust end-market demand for our global drug product and drug substance offerings, primarily related to demand for COVID-19 related programs.
Biologics Segment EBITDA increased by $68.6 million, or 109%, excluding the impact of foreign exchange, compared to the three months ended December 31, 2019. Segment EBITDA increased 104%, compared to the three months ended December 31, 2019, excluding the impact of acquisitions. The increase was driven across all segment offerings with robust end-market demand for our global drug product and drug substance offerings, predominantly related to demand for COVID-19 related programs.
Since December 30, 2019, we have acquired Anagni, part of which operates within the Biologics segment, MaSTherCell and Skeletal, which together increased net revenue and Segment EBITDA on an inorganic basis in our Biologics segment by 11% and 5%, respectively, in the three months ended December 31, 2020 compared to the corresponding prior-year period.
Softgel and Oral Technologies segment

	2020 vs. 2019
Factors Contributing to Year-Over-Year Change	Three Months Ended December 31,
	Net Revenue	Segment EBITDA
Net revenue/Segment EBITDA	(10)%	(31)%
Impact of acquisitions and divestitures	—%	—%
Constant currency change	(10)%	(31)%
Foreign currency translation impact on reporting	2%	2%
Total % change	(8)%	(29)%

Softgel and Oral Technologies net revenue decreased by $26.5 million, or 10%, excluding the impact of foreign exchange, compared to the three months ended December 31, 2019. The decrease primarily relates to reduced end market demand for prescription products within North America and Europe, as well as lower demand in consumer health products, particularly in cough, cold, and over-the-counter pain relief products attributable to effects of the COVID-19 pandemic. The net revenue decrease is partially offset by strong development revenue growth.

Softgel and Oral Technologies Segment EBITDA decreased $19.9 million, or 31%, excluding the impact of foreign exchange, compared to the three months ended December 31, 2019. The decrease, similar to that of net revenue, is primarily driven by a decrease in demand in both the prescription and consumer health portfolio of products, offset in part by the margin generated from strong development revenue growth.
Oral and Specialty Delivery segment

	2020 vs. 2019
Factors Contributing to Year-Over-Year Change	Three Months Ended December 31,
	Net Revenue	Segment EBITDA
Net revenue/Segment EBITDA without acquisitions	2%	9%
Impact of acquisitions	15%	22%
Constant currency change	17%	31%
Foreign currency translation impact on reporting	2%	3%
Total % change	19%	34%
Oral and Specialty Delivery net revenue increased by $24 million, or 17%, excluding the impact of foreign exchange, compared to the three months ended December 31, 2019. Net revenue increased 2%, compared to the three months ended December 31, 2019, excluding the impact of acquisitions. Increased demand for the segment’s orally delivered Zydis commercial products and early-phase development programs were partially offset by decreased demand for other non-Zydis orally delivered commercial products.
Oral and Specialty Delivery Segment EBITDA increased by $10.2 million, or 31%, excluding the impact of foreign exchange, compared to the three months ended December 31, 2019. The increase from the prior-year period was primarily driven by increased demand for the segment’s orally delivered Zydis commercial products, early-phase development programs and favorable manufacturing efficiencies within our respiratory and ophthalmic platform.
We acquired Anagni on January 1, 2020 and the portion of this facility allocated to our Oral and Specialty Delivery segment increased net revenue and Segment EBITDA on an inorganic basis by 15% and 22%, respectively, in the three months ended December 31, 2020, compared to the corresponding prior-year period.
Clinical Supply Services segment

	2020 vs. 2019
Factors Contributing to Year-Over-Year Change	Three Months Ended December 31,
	Net Revenue	Segment EBITDA
Net revenue/Segment EBITDA	4%	2%
Impact of acquisitions and divestitures	—%	—%
Constant currency change	4%	2%
Foreign currency translation impact on reporting	2%	3%
Total % change	6%	5%
Clinical Supply Services net revenue increased by $3.6 million, or 4%, excluding the impact of foreign exchange, compared to the three months ended December 31, 2019. The increase was driven by strong demand in our manufacturing and packaging and storage and distribution offerings in North America.
Clinical Supply Services Segment EBITDA increased by $0.4 million, or 2%, excluding the impact of foreign exchange, compared to the three months ended December 31, 2019. The increase was driven by strong demand in our manufacturing and packaging and storage and distribution offerings in North America, partially offset by an unfavorable sales mix in Europe.
Six Months Ended December 31, 2020 Compared to the Six Months Ended December 31, 2019
The below tables summarize several financial metrics we use to measure performance for the six months ended December 31, 2020 and six months ended December 31, 2019. Refer to the discussions below regarding performance and use of key financial metrics.

Revenue and revenue at constant currency
(in millions)
Actual
Constant Currency
FY21
$1,756.5
$1,728.9
FY20
$1,386.1
$0
$500
$1,000
$1,500
$2,000

Gross margin (in millions) and gross margin percentage
FY21
$547.1
31%
FY20
$409.9
30%
$0
$100
$200
$300
$400
$500
$600

Results for the six months ended December 31, 2020 compared to the six months ended December 31, 2019 were as follows:

	Six Months Ended December 31,		FX Impact	Constant Currency Increase/(Decrease)
(Dollars in millions)	2020	2019		Change $	Change %
Net revenue	$1,756.5	$1,386.1	$27.6	$342.8	25%
Cost of sales	1,209.4	976.2	16.7	216.5	22%
Gross margin	547.1	409.9	10.9	126.3	31%
Selling, general, and administrative expenses	330.2	283.8	2.4	44.0	16%
Impairment charges and (gain) loss on sale of assets	2.4	1.5	—	0.9	60%
Restructuring and other	6.4	1.2	0.1	5.1	425%
Operating earnings	208.1	123.4	8.4	76.3	62%
Interest expense, net	51.2	71.2	0.4	(20.4)	(29)%
Other (income) expense, net	(19.5)	0.5	3.3	(23.3)	*
Earnings before income taxes	176.4	51.7	4.7	120.0	232%
Income tax expense	5.6	6.1	0.6	(1.1)	(18)%
Net earnings	$170.8	$45.6	$4.1	$121.1	266%
 *Percentage not meaningful
Net Revenue

2020 vs. 2019
Factors Contributing to Year-Over-Year Change	Six Months Ended December 31,
Net Revenue
Net revenue without acquisitions/divestitures	19%
Impact of acquisitions	7%
Impact of divestitures	(1)%
Constant currency change	25%
Foreign currency translation impact on reporting	2%
Total % change	27%
Net revenue increased by $342.8 million, or 25%, excluding the impact of foreign exchange, compared to the six months ended December 31, 2019. Net revenue increased 7% as a result of acquisitions, which was partially offset by a 1% decrease in net revenue due to a facility divestiture. We acquired Anagni in January 2020, MaSTherCell in February 2020, and Skeletal in November 2020 and divested a facility in Australia in October 2019. Net revenue increased 19% without the impact of acquisitions and divestitures on a constant-currency basis, primarily related to robust demand across all our Biologics offerings, in particular demand for our drug product and drug substance offerings for COVID-19-related programs, offset in part due to decreased demand for our prescription and consumer health products in the Softgel and Oral Technologies segment. For the six months ended December 31, 2020, the favorable impact COVID-19-related programs had on Biologics net revenue was partially offset by an unfavorable impact due to demand decreases attributable to the COVID-19 pandemic on Softgel and Oral Technologies' net revenue.
Gross Margin
Gross margin increased by $126.3 million, or 31%, compared to the six months ended December 31, 2019, excluding the impact of foreign exchange, primarily as a result of the strong margin profile for all Biologics segment offerings, including demand across our drug product and drug substance offerings for COVID-19 related programs. Growth was offset in part by decreased demand for our prescription and consumer health products in the Softgel and Oral Technologies segment and a one-time charge totaling $14 million following the voluntary recall in the U.S. of a recently launched product in our respiratory and ophthalmic platform. On a constant-currency basis, gross margin, as a percentage of revenue, increased 140 basis points to 31% in the six months ended December 31, 2020, compared to 29.6% in the corresponding prior-year period, primarily due to recent acquisitions.
Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased by $44 million, or 16%, compared to the six months ended December 31, 2019, excluding the impact of foreign exchange, driven by additional selling, general and administrative expenses from acquired companies of $11.2 million, including $2.2 million of incremental depreciation and amortization expense, $3.8 million for employee-related costs and $3.6 million related to various transitional services. An additional $25.9 million of employee-related cost primarily incurred for wages and bonuses, was partially offset by $7.2 million in cost savings associated with health and welfare and $6.5 million in savings related to travel and entertainment expenses.

The year-over-year increase in selling, general, and administrative expenses was also due to a $17.2 million increase in information technology spend associated with headcount increases and additional cyber security initiatives, insurance premium increases, certain market research initiatives and COVID-19 related spend for personal protective equipment and test kits for our employees.
Restructuring and Other
Restructuring and other charges of $6.4 million for the six months ended December 31, 2020 increased by $5.2 million, compared to the six months ended December 31, 2019. Restructuring expense varies period-to-period based on site consolidation efforts and other efforts to further streamline the business. In the three months ended December 31, 2020, we adopted a plan to reduce costs and optimize our infrastructure in Western Europe by closing our Clinical Supply Services facility in Bolton, U.K. In connection with this restructuring plan, we expect to reduce our headcount by approximately 150 to 180 employees through December 31, 2021 and incur charges between $4.0 million to $7.0 million, primarily associated with employee severance benefits. For the six months ended December 31, 2020, we recognized $4.0 million of restructuring charges in association with the Bolton facility closure.
Interest Expense, net
Interest expense, net of $51.2 million for the six months ended December 31, 2020 decreased by $20.0 million, or 28%, compared to the six months ended December 31, 2019, driven by savings from repayment of Operating Company’s formerly outstanding euro-denominated term loan, euro-denominated 4.75% senior notes due 2024 and favorable interest rate movement on the U.S. dollar-denominated term loan, partially offset by interest expenses on Operating Company's Euro 2028 Notes. The savings also includes $10.2 million of capitalized interest costs for the six months ended December 31, 2020.
Other (Income) Expense, net
Other income, net of $19.5 million for the six months ended December 31, 2020 was primarily driven by a gain of $16.0 million related to the change in the fair value of the derivative liability arising from the dividend adjustment mechanism of the Series A Preferred Stock and a net foreign currency translation gain of $0.8 million.
Other expense, net for the six months ended December 31, 2019 of $0.5 million includes a gain of $1.4 million related to the change in the fair value of the derivative liability arising from the dividend adjustment mechanism of the Series A Preferred Stock, the foreign currency gain of $4.4 million and non-cash foreign currency translation losses of $8.0 million.

Income Tax Expense
Our provision for income taxes for the six months ended December 31, 2020 was $5.6 million relative to earnings before income taxes of $176.4 million. Our provision for income taxes for the six months ended December 31, 2019 was $6.1 million relative to earnings before income taxes of $51.7 million. The reduced income tax provision for the current six-month period reflects an increase in the pretax earnings significantly offset by discrete items including a $22.2 million benefit for U.S. foreign tax credits resulting from amending a prior-year return. Generally, fluctuations in our effective tax rate are primarily due to changes in the geographic distribution of our pretax income resulting from our business mix, changes in the tax impact of permanent differences, restructuring, special items, certain equity related compensation, and other discrete tax items that may have unique tax implications depending on the nature of the item.
Segment Review
The below charts depict the percentage of revenue for each of the Company's four segments for the six months ended December 31, 2020 compared to the six months ended December 31, 2019. Refer below for discussions regarding each segment's revenue and EBITDA performance.
Our results on a segment basis for the six months ended December 31, 2020 compared to the six months ended December 31, 2019 were as follows:

	Six Months Ended December 31,		FX Impact	Constant Currency Increase/(Decrease)
(Dollars in millions)	2020	2019		Change $	Change %
Biologics
Net revenue	$781.0	$413.8	$11.2	$356.0	86%
Segment EBITDA	242.0	98.8	5.0	138.2	140%
Softgel and Oral Technologies
Net revenue	467.7	528.5	7.2	$(68.0)	(13)%
Segment EBITDA	83.4	110.9	1.8	$(29.3)	(26)%
Oral and Specialty Delivery
Net revenue	328.2	275.8	5.6	46.8	17%
Segment EBITDA	65.6	60.8	2.0	2.8	5%
Clinical Supply Services
Net revenue	186.2	172.5	3.5	10.2	6%
Segment EBITDA	50.3	45.6	1.6	3.1	7%
Inter-segment revenue elimination	(6.6)	(4.5)	0.1	(2.2)	(49)%
Unallocated Costs (1)	(73.6)	(70.7)	(3.8)	0.9	1%
Combined totals
Net revenue	$1,756.5	$1,386.1	$27.6	$342.8	25%

EBITDA from operations	$367.7	$245.4	$6.6	$115.7	47%

(1) Unallocated costs include restructuring and special items, stock-based compensation, impairment charges, certain other corporate-directed costs, and other costs that are not allocated to the segments as follows:

	Six Months Ended December 31,
(Dollars in millions)	2020	2019
Impairment charges and gain (loss) on sale of assets	$(2.4)	$(1.5)
Equity compensation	(30.1)	(26.9)
Restructuring and other special items (a)	(19.6)	(19.7)
Other income (expense), net (b)	19.5	(0.5)
Non-allocated corporate costs, net	(41.0)	(22.1)
Total unallocated costs	$(73.6)	$(70.7)
(a) Restructuring and other special items during the six months ended December 31, 2020 include transaction and integration costs associated with our Anagni, MaSTherCell, and Skeletal acquisitions. Charges for the period also include transaction costs for the sale of our Blow-Fill-Seal Business and restructuring costs associated with the closure of our Clinical Supply Services facility in Bolton, U.K. and the disposal of a facility in Australia. Restructuring and other special items during the six months ended December 31, 2019 include transaction and integration costs associated with our cell and gene therapy acquisitions, the disposal of a facility in Australia, and other restructuring initiatives across our network of sites.
(b) Refer to Note 8, Other (income) expense, net for details of financing charges and foreign currency translation adjustments recorded within other income (expense), net in our Consolidated Financial Statements.
Provided below is a reconciliation of net earnings to EBITDA from operations:

	Six Months Ended December 31,
(Dollars in millions)	2020	2019
Net earnings	$170.8	$45.6
Depreciation and amortization	140.1	122.5
Interest expense, net	51.2	71.2
Income tax expense	5.6	6.1
EBITDA from operations	$367.7	$245.4
Biologics segment

	2020 vs. 2019
Factors Contributing to Year-Over-Year Change	Six Months Ended December 31,
	Net Revenue	Segment EBITDA
Net revenue/Segment EBITDA without acquisitions	73%	132%
Impact of acquisitions	13%	8%
Constant currency change	86%	140%
Foreign exchange fluctuation	3%	5%
Total % change	89%	145%

Net revenue in our Biologics segment increased by $356.0 million, or 86%, excluding the impact of foreign exchange, compared to the six months ended December 31, 2019. Net revenue increased 73%, compared to the six months ended December 31, 2019, excluding the impact of acquisitions. The increase was driven across all segment offerings with robust end-market demand for the global drug product, drug substance and cell and gene therapy, in part related to demand for COVID-19 related programs.
Biologics Segment EBITDA increased by $138.2 million, or 140%, excluding the impact of foreign exchange, compared to the six months ended December 31, 2019. Segment EBITDA increased 132%, compared to the six months ended December 31, 2019, excluding the impact of acquisitions. The increase was driven across all segment offerings with robust end-market demand for the global drug product, drug substance, and cell and gene therapy offerings, in part related to demand for

COVID-19-related programs. The increase in Segment EBITDA was partially offset by an increase in base costs associated with our commercial readiness activity across our cell and gene therapy offering.
Since December 30, 2019, we have acquired Anagni, part of which operates within the Biologics segment, MaSTherCell and Skeletal, which together increased net revenue and Segment EBITDA on an inorganic basis in our Biologics segment by 13% and 8%, respectively, in the six months ended December 31, 2020 compared to the corresponding prior-year period.
Softgel and Oral Technologies segment

	2020 vs. 2019
Factors Contributing to Year-Over-Year Change	Six Months Ended December 31,
	Net Revenue	Segment EBITDA
Net revenue/Segment EBITDA without divestitures	(11)%	(27)%
Impact of acquisitions and divestitures	(2)%	1%
Constant currency change	(13)%	(26)%
Foreign exchange fluctuation	1%	1%
Total % change	(12)%	(25)%

Softgel and Oral Technologies’ net revenue decreased $68 million, or 13%, excluding the impact of foreign exchange, compared to the six months ended December 31, 2019. Net revenue decreased 11%, compared to the six months ended December 31, 2019, excluding the impact of divestitures. The decrease primarily relates to reduced end market demand for prescription products within North America and Europe, as well as lower demand in consumer health products, particularly in cough, cold, and over-the-counter pain relief products attributable to the effects of the COVID-19 pandemic. The net revenue decrease is partially offset by strong development revenue growth.
Softgel and Oral Technologies’ Segment EBITDA decreased by $29.3 million, or 26%, excluding the impact of foreign exchange, compared to the six months ended December 31, 2019. Segment EBITDA decreased 27%, compared to the six months ended December 31, 2019, excluding the impact of divestitures. The decrease, similar to that of net revenue, is primarily driven by a decrease in demand in both the prescription and consumer health portfolio of products, offset in part by the margin generated from strong development revenue growth.
In October 2019, we divested a manufacturing facility in Australia in order to better streamline our global operations. The facility divestiture resulted in a decrease in net revenue of 2% and an increase in Segment EBITDA of 1%, in the six months ended December 31, 2020 compared to the six months ended December 31, 2019.
Oral and Specialty Delivery segment

	2020 vs. 2019
Factors Contributing to Year-Over-Year Change	Six Months Ended December 31,
	Net Revenue	Segment EBITDA
Net revenue/Segment EBITDA without acquisitions	1%	(23)%
Impact of acquisitions	16%	28%
Constant currency change	17%	5%
Foreign exchange fluctuation	2%	3%
Total % change	19%	8%
Net revenue in our Oral and Specialty Delivery segment increased by $46.8 million, or 17%, compared to the six months ended December 31, 2019, excluding the impact of foreign exchange. Net revenue increased 1%, compared to the six months ended December 31, 2019, excluding the impact of acquisitions. Excluding the effect of acquisitions, increased demand for the segment’s orally delivered Zydis commercial products and early-phase development programs were partially offset by decreased demand for other non-Zydis orally delivered commercial products.
Oral and Specialty Delivery’s Segment EBITDA increased by $2.8 million, or 5%, compared to the six months ended December 31, 2019, excluding the impact of foreign exchange. Segment EBITDA decreased 23% compared to the six months ended December 31, 2019, excluding the impact of acquisitions. The decrease from the prior-year period was primarily driven by the voluntary recall in the U.S of a recently launched product in our respiratory and ophthalmic platform, inclusive of one-

time charges totaling $14 million, associated with the recall. Increased demand for the segment’s orally delivered Zydis commercial products and favorable manufacturing efficiencies within our respiratory and ophthalmic specialty platform partially offset the charges associated with this product recall.
Clinical Supply Services segment

	2020 vs. 2019
Factors Contributing to Year-Over-Year Change	Six Months Ended December 31,
	Net Revenue	Segment EBITDA
Net revenue/Segment EBITDA	6%	7%
Impact of acquisitions and divestitures	—%	—%
Constant currency change	6%	7%
Foreign exchange fluctuation	2%	3%
Total % change	8%	10%
Clinical Supply Services’ net revenue increased by $10.2 million, or 6%, compared to the six months ended December 31, 2019, excluding the impact of foreign exchange. The increase was driven by strong demand in our manufacturing and packaging business across all regions and an increase in demand for our storage and distribution offerings in North America.
Clinical Supply Services’ Segment EBITDA increased by $3.1 million, or 7%, excluding the impact of foreign exchange, compared to the six months ended December 31, 2019, primarily due to strong global demand in our manufacturing and packaging and storage and distribution businesses, partially offset by an unfavorable sales mix in Europe.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of liquidity have been cash flows generated from operations and occasional capital market activities. The principal uses of cash are to fund operating and capital expenditures, business or asset acquisitions, interest payments on debt, the payment of deferred purchase consideration from the Catalent Indiana, LLC acquisition, the payment of the quarterly dividend on the Series A Preferred Stock, and any mandatory or discretionary principal payment on our debt. At the current stated value of the Series A Preferred Stock outstanding as of December 31, 2020, the aggregate amount of each regular quarterly dividend, if paid in cash, is $4.8 million. As of December 31, 2020, the Operating Company had available a $550 million revolving credit facility that matures in May 2024, the capacity of which was reduced by $6.7 million in letters of credit outstanding as of December 31, 2020. The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings, referred to as swing-line borrowings.
We believe that our cash on hand, cash from operations, and available borrowings under our revolving credit facility will be adequate to meet our future liquidity needs for at least the next twelve months, including our quarterly regular dividend on the Series A Preferred Stock, if paid in cash, as well as the amounts expected to become due with respect to our pending capital projects. We have no significant maturity under any of our bank or note debt until the U.S. dollar-denominated 4.875% senior notes due 2026 (the “USD 2026 Notes”) maturing in January 2026. As of December 31, 2020, we had only one remaining payment of $50.0 million, due in October 2021, on the deferred purchase consideration for the acquisition of Catalent Indiana, LLC.
Cash Flows
The following table summarizes our consolidated statements of cash flows:

	Six Months Ended December 31,
(Dollars in millions)	2020	2019	$ Change
Net cash provided by (used in):
Operating activities	$223.7	$145.9	$77.8
Investing activities	$(354.4)	$(199.2)	$(155.2)
Financing activities	$(7.2)	$(101.8)	$94.6

Operating Activities
For the six months ended December 31, 2020, cash provided by operating activities was $223.7 million, compared to $145.9 million for the corresponding prior-year period. Cash flow from operating activities for the six months ended December 31, 2020 increased primarily due to an increase in operating earnings, which increased from $123.4 million in the corresponding prior-year period to $208.1 million for the six months ended December 31, 2020 and a favorable impact from the timing of collection of trade receivables, which was partially offset by an unfavorable impact from inventory.
Investing Activities
For the six months ended December 31, 2020, cash used in investing activities was $354.4 million, compared to $199.2 million for the six months ended December 31, 2019. The higher level of cash use was primarily driven by an increase in cash used in the acquisition of property, plant, and equipment, which totaled $338.9 million in the six months ended December 31, 2020 compared to $152.2 million for the six months ended December 31, 2019. The increase in acquisition of property, plant and equipment was partially offset by a decrease in cash used for business acquisition activities.
Financing Activities
For the six months ended December 31, 2020, cash used in financing activities was $7.2 million, compared to cash used in financing activities of $101.8 million for the six months ended December 31, 2019. The decrease in cash used in financing activities is primarily driven by the exercise of an over-allotment option on 1.2 million additional shares by the underwriter on the June 25, 2020 public offering of our Common Stock, resulting in net proceeds of $81.8 million for the six months ended December 31, 2020.
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
The Credit Agreement also contains change-of-control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of December 31, 2020, Operating Company was in compliance with all material covenants under the Credit Agreement.
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
The Senior Notes
The several indentures governing each series of the Senior Notes (collectively, the “Indentures”) contain certain covenants that, among other things, limit the ability of Operating Company and its restricted subsidiaries to incur or guarantee more debt or issue certain preferred shares; pay dividends on, repurchase, or make distributions in respect of their capital stock or make other restricted payments; make certain investments; sell certain assets; create liens; consolidate, merge, sell; or otherwise dispose of all or substantially all of their assets; enter into certain transactions with their affiliates, and designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions, limitations, and qualifications as set forth in the Indentures. The Indentures also contain customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of Operating Company or certain of its subsidiaries. Upon an event of default, either the holders of at least 30% in principal amount of each of the then-outstanding series of Senior Notes, or the applicable Trustee under the Indentures, may declare the applicable Senior Notes immediately due and payable; or in certain circumstances, the applicable Senior Notes will become automatically immediately due and payable. As of December 31, 2020, Operating Company was in compliance with all material covenants under the Indentures.
Geographic Allocation of Cash
As of December 31, 2020 and June 30, 2020, our non-U.S. subsidiaries held cash and cash equivalents of $266.9 million and $228.0 million, respectively, out of the total consolidated cash and cash equivalents of $833.1 million and $953.2 million, respectively. These balances are dispersed across many locations around the world.

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
Currency Risk Management
We are exposed to fluctuations in the euro-U.S. dollar exchange rate on our investments in our foreign operations in Europe. While we do not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in euros. At December 31, 2020, we had $993.1 million of euro-denominated debt outstanding that qualifies as a hedge of a net investment in foreign operations. Refer to Note 10 to our Consolidated Financial Statements for further discussion of net investment hedge activity in the period.
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

Contractual Obligations
The contractual obligations of the Company are set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Fiscal 2020 10-K. Other than the contractual obligations noted below, there has been no material change to the disclosure presented in our Fiscal 2020 10-K. Refer to Note 6, Long-Term Obligations and Short-Term Borrowings to our Consolidated Financial Statements for a further discussion regarding our long-term obligations.

(Dollars in millions)	Total	Fiscal 2021	Fiscal 2022-Fiscal 2023	Fiscal 2024-Fiscal 2025	Thereafter
Venture capital investment commitments (1)	$11.5	$11.5	$—	$—	$—
(1) The timing of the remaining capital commitment payments to venture capital funds is subject to the procedures of the limited liability partnerships and limited liability companies; the above table reflects the earliest possible date the payment can be required under the relevant agreements.

Off-Balance Sheet Arrangements
Other than short-term operating leases and outstanding letters of credit as discussed above, we do not have any material off-balance sheet arrangement as of December 31, 2020.

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
Foreign Currency Exchange Risk
By the nature of our global operations, we are exposed to cash flow and earnings fluctuations resulting from foreign exchange rate variation. These exposures are transactional and translational in nature. Since we manufacture and sell our products throughout the world, our foreign-currency risk is diversified. Principal drivers of this diversified foreign-exchange exposure include the European euro, British pound, Argentinean peso, and Brazilian real. Our transactional exposure arises from the purchase and sale of goods and services in currencies other than the functional currency of our operational units. We also have exposure related to the translation of financial statements of our foreign subsidiaries into U.S. dollars, our functional currency. The financial statements of our operations outside the U.S. are measured using the local currency as the functional currency, except in Argentina. Adjustments to translate the assets and liabilities of these foreign operations in U.S. dollars are accumulated as a component of accumulated other comprehensive income (loss) utilizing period-end exchange rates. Foreign-currency transaction gains and losses calculated by utilizing weighted average exchange rates for the period are included in the statements of operations in other (income) expense, net. Such foreign-currency transaction gains and losses include inter-company loans denominated in non-U.S. dollar currencies.

Item 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any control or procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2020, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Purchase of Equity Securities

None.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

Item 5.    OTHER INFORMATION
Not applicable.

Item 6.    EXHIBITS
Exhibits:

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.1	The following financial information from Catalent, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 formatted in inline XBRL: (i) Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2020 and 2019; (ii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended December 31, 2020 and 2019 (iii) Consolidated Balance Sheets as of December 31, 2020 and June 30, 2020; (iv) Consolidated Statement of Changes in Shareholders’ Equity as of December 31, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2020 and 2019; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	The cover page of this Quarterly Report on Form 10-Q, formatted as Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALENT, INC. (Registrant)

Date:	February 2, 2021	By:	/s/ Wetteny Joseph
Wetteny Joseph
Senior Vice President & Chief Financial Officer