Form 10-Q
period 2021-03-31
Catalent, Inc.
filed 2021-05-04
CIK 1596783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

On April 27, 2021, there were 170,341,553 shares of the Registrant's common stock, par value $0.01 per share, issued and outstanding.

CATALENT, INC. and Subsidiaries
Index to Form 10-Q
For the Three and Nine Months Ended March 31, 2021

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
Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include, but are not limited to, those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (the “Fiscal 2020 10-K”) and the following:
•Our business, financial condition, and results of operations may be adversely affected by global health epidemics, including novel strains of virus that may exacerbate the existing coronavirus (“COVID-19”) pandemic.
•We participate in a highly competitive market, and increased competition may adversely affect our business.
•The demand for our offerings depends in part on our customers’ research and development and the clinical and market success of their products, including the market success and regulatory approval of our customers’ COVID-19 vaccines and treatments. Our business, financial condition, and results of operations may be harmed if our customers spend less on, or are less successful in, these activities. In addition, customer spending may be affected by, among other things, the COVID-19 pandemic or recessionary economic conditions caused in whole or in part by the pandemic.
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

•Despite the limitations in our debt agreements, we retain the ability to take certain actions that may interfere with our ability to pay timely our substantial indebtedness.
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

PART I.    FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

Catalent, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited; dollars in millions, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Net revenue	$1,053.3	$760.6	$2,809.8	$2,146.7
Cost of sales	687.7	521.8	1,897.1	1,498.0
Gross margin	365.6	238.8	912.7	648.7
Selling, general, and administrative expenses	172.7	136.1	502.9	419.9
Impairment charges and (gain) loss on sale of assets	5.3	0.6	7.7	1.0
Restructuring and other costs	3.0	1.3	9.4	2.5
(Gain) loss on sale of subsidiary	(184.0)	—	(184.0)	1.1
Operating earnings	368.6	100.8	576.7	224.2
Interest expense, net	26.9	34.4	78.1	105.6
Other expense, net	24.6	36.7	5.1	37.2
Earnings before income taxes	317.1	29.7	493.5	81.4
Income tax expense	85.3	8.8	90.9	14.9
Net earnings	231.8	20.9	402.6	66.5
Less: Net earnings attributable to preferred shareholders	(14.7)	(9.1)	(42.5)	(27.8)
Net earnings attributable to common shareholders	$217.1	$11.8	$360.1	$38.7

Earnings per share:
Basic
Net earnings	$1.27	$0.08	$2.15	$0.26
Diluted
Net earnings	$1.26	$0.08	$2.12	$0.26

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited; dollars in millions)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Net earnings	$231.8	$20.9	$402.6	$66.5
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(0.2)	(43.1)	55.1	(42.8)
Pension and other post-retirement adjustments	0.6	0.1	1.6	3.1
Net change in marketable securities	(0.2)	—	(0.2)	—
Derivatives and hedges	5.5	—	5.9	—
Other comprehensive income (loss), net of tax	5.7	(43.0)	62.4	(39.7)
Comprehensive income (loss)	$237.5	$(22.1)	$465.0	$26.8

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited; in millions, except share and per share data)

	March 31, 2021	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$988.1	$953.2
Trade receivables, net	834.9	838.1
Inventories	527.9	323.8
Prepaid expenses and other	348.9	177.9
Marketable securities	74.7	—
Total current assets	2,774.5	2,293.0
Property, plant, and equipment, net	2,358.8	1,900.8
Other assets:
Goodwill	2,515.0	2,470.6
Other intangibles, net	834.8	888.7
Deferred income taxes	44.1	49.4
Other long-term assets	241.9	174.0
Total assets	$8,769.1	$7,776.5

LIABILITIES, REDEEMABLE PREFERRED STOCK, AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$73.6	$72.9
Accounts payable	365.7	321.0
Other accrued liabilities	699.9	499.3
Total current liabilities	1,139.2	893.2
Long-term obligations, less current portion	3,149.6	2,945.1
Pension liability	140.0	135.2
Deferred income taxes	100.3	94.0
Other liabilities	167.8	203.6
Commitment and contingencies (see Note 15)
Total liabilities	4,696.9	4,271.1
Redeemable preferred stock, $0.01 par value; 1.0 million shares authorized at March 31, 2021 and June 30, 2020; 384,777 and 650,000 shares issued and outstanding at March 31, 2021 and June 30, 2020, respectively	359.0	606.6
Shareholders' equity:
Common stock, $0.01 par value; 1.0 billion shares authorized at March 31, 2021 and June 30, 2020; 170.3 million and 162.8 million issued and outstanding at March 31, 2021 and June 30, 2020, respectively	1.7	1.6
Preferred stock, $0.01 par value; 99 million authorized at March 31, 2021 and June 30, 2020; 0 issued and outstanding at March 31, 2021 and June 30, 2020	—	—
Additional paid in capital	4,185.7	3,818.7
Accumulated deficit	(150.3)	(535.2)
Accumulated other comprehensive loss	(323.9)	(386.3)
Total shareholders' equity	3,713.2	2,898.8
Total liabilities, redeemable preferred stock, and shareholders' equity	$8,769.1	$7,776.5

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity
(Unaudited; dollars in millions, except share data in thousands)

Three Months Ended March 31, 2021

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Redeemable Preferred Stock
Balance at December 31, 2020	170,133.3	$1.7	$4,160.8	$(377.4)	$(329.6)	$3,455.5	$359.0
Share issuances related to stock-based compensation	165.9	—	—	—	—	—	—
Stock-based compensation	—	—	8.4	—	—	8.4	—
Cash paid, in lieu of equity, for tax withholding	—	—	(1.4)	—	—	(1.4)	—
Exercise of stock options	—	—	15.4	—	—	15.4	—
Employee stock purchase plan	—	—	2.5	—	—	2.5	—
Preferred dividend ($12.50 per share of redeemable preferred stock)	—	—	—	(4.7)	—	(4.7)	—
Net earnings	—	—	—	231.8	—	231.8	—
Other comprehensive income, net of tax	—	—	—	—	5.7	5.7	—
Balance at March 31, 2021	170,299.2	$1.7	$4,185.7	$(150.3)	$(323.9)	$3,713.2	$359.0

Three Months Ended March 31, 2020

Columns may not foot due to rounding	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Redeemable Preferred Stock
Balance at December 31, 2019	146,359.5	$1.5	$2,759.2	$(694.0)	$(350.6)	$1,716.1	$606.6
Equity offering, sale of common stock	8,445.9	0.1	494.1	—	—	494.2	—
Share issuances related to stock- based compensation	62.4	—	—	—	—	—	—
Stock-based compensation	—	—	8.6	—	—	8.6	—
Cash paid, in lieu of equity, for tax withholding	—	—	(0.9)	—	—	(0.9)	—
Preferred dividend	—	—	—	(8.1)	—	(8.1)	—
Net earnings	—	—	—	20.9	—	20.9	—
Other comprehensive loss, net of tax	—	—	—	—	(43.0)	(43.0)	—
Balance at March 31, 2020	154,867.8	$1.5	$3,261.0	$(681.2)	$(393.6)	$2,187.7	$606.6

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity
(Unaudited; dollars in millions, except share data in thousands)

Nine Months ended March 31, 2021

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Redeemable Preferred Stock
Balance at June 30, 2020	162,788.0	$1.6	$3,818.7	$(535.2)	$(386.3)	$2,898.8	$606.6
Equity offering, sale of common stock	1,162.5	—	81.8	—	—	81.8	—
Share issuances related to stock- based compensation	956.4	—	—	—	—	—	—
Conversion of redeemable preferred stock	5,392.3	0.1	252.9	—	—	253.0	(247.6)
Stock-based compensation	—	—	38.5	—	—	38.5	—
Cash paid, in lieu of equity, for tax withholding	—	—	(27.8)	—	—	(27.8)	—
Exercise of stock options	—	—	15.4	—	—	15.4	—
Employee stock purchase plan	—	—	6.2	—	—	6.2	—
Preferred dividend ($12.50 per share of redeemable preferred stock)	—	—	—	(17.7)	—	(17.7)	—
Net earnings	—	—	—	402.6	—	402.6	—
Other comprehensive income, net of tax	—	—	—	—	62.4	62.4	—
Balance at March 31, 2021	170,299.2	$1.7	$4,185.7	$(150.3)	$(323.9)	$3,713.2	$359.0

Nine Months Ended March 31, 2020

Columns may not foot due to rounding	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Redeemable Preferred Stock
Balance at June 30, 2019	145,738.3	$1.5	$2,757.4	$(723.4)	$(353.9)	$1,681.6	$606.6
Equity offering, sale of common stock	8,445.9	0.1	494.1	—	—	494.2	—
Share issuances related to stock- based compensation	683.6	—	—	—	—	—	—
Stock-based compensation	—	—	35.5	—	—	35.5	—
Cash paid, in lieu of equity, for tax withholding	—	—	(25.3)	—	—	(25.3)	—
Non-qualified stock	—	—	(0.7)	—	—	(0.7)	—
Preferred dividend	—	—	—	(24.3)	—	(24.3)	—
Net earnings	—	—	—	66.5	—	66.5	—
Other comprehensive loss, net of tax	—	—	—	—	(39.7)	(39.7)	—
Balance at March 31, 2020	154,867.8	$1.5	$3,261.0	$(681.2)	$(393.6)	$2187.7	$606.6

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; dollars in millions)

	Nine Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$402.6	$66.5
Adjustments to reconcile net earnings to net cash from operations:
Depreciation and amortization	216.0	187.3
Non-cash foreign currency transaction (gain) loss, net	(6.7)	2.5
Amortization of debt issuance costs	9.4	10.7
Impairments charges and (gain) loss on sale of assets	7.7	1.0
(Gain) loss on sale of subsidiary	(184.0)	1.1
Financing-related charges	17.2	10.0
(Gain) loss on derivative instrument	(16.4)	24.9
Stock-based compensation	38.5	35.5
Provision for deferred income taxes	17.8	5.4
Provision for bad debts and inventory	40.0	11.4
Change in operating assets and liabilities:
Increase in trade receivables	(1.2)	(15.5)
Increase in inventories	(240.0)	(54.7)
Increase in accounts payable	36.6	29.9
Other assets/accrued liabilities, net—current and non-current	(38.8)	(48.4)
Net cash provided by operating activities	298.7	267.6
CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property, equipment, and other productive assets	(497.1)	(303.5)
Purchases of marketable securities	(74.9)	—
Proceeds from sale of property and equipment	0.5	—
Proceeds from sale of subsidiaries, net	286.8	20.8
Payment for acquisitions, net of cash acquired	(147.1)	(379.7)
Payment made for investments	(4.1)	(2.4)
Net cash used in investing activities	(435.9)	(664.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in other borrowings	1.6	(45.2)
Proceeds from borrowing, net	166.6	1,109.1
Payments related to long-term obligations	(54.8)	(808.9)
Financing fees paid	(18.7)	(25.1)
Dividends paid	(17.7)	(28.1)
Proceeds from sale of common stock, net	81.8	494.2
Cash paid, in lieu of equity, for tax-withholding obligations	(27.8)	(25.3)
Exercise of stock options	22.1	—
Other financing activities	6.2	—
Net cash provided by financing activities	159.3	670.7
Effect of foreign currency exchange on cash and cash equivalents	12.8	(10.5)
NET INCREASE IN CASH AND CASH EQUIVALENTS	34.9	263.0
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	953.2	345.4
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$988.1	$608.4
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$97.0	$88.7
Income taxes paid, net	$24.8	$38.9
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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending June 30, 2021. The consolidated balance sheet at June 30, 2020 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information on the Company's accounting policies and footnotes, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 filed with the Securities and Exchange Commission.

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
Allowance for Credit Losses
Trade receivables and contract assets are primarily comprised of amounts owed to the Company through its operating activities and are presented net of an allowance that includes an assessment of expected credit losses. The Company determines its allowance methodology by considering various factors, including the Company’s previous loss history, significant changes in a geographic location's economic conditions, and the current and anticipated future condition of the general economy and the industries in which the Company's customers operate. To the extent that any individual payer is identified whose credit quality has deteriorated, the Company establishes allowances based on the individual risk characteristics of such customer. The Company makes concerted efforts to collect all outstanding balances due from customers; however, trade receivables and contract assets are written off against the allowance when the related balances are no longer deemed collectible.
Marketable Securities
The Company classifies its liquid debt investments with original maturities greater than ninety days as marketable securities. The Company invests in highly rated corporate debt securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any single issuer. The Company regularly reviews its investments and utilizes quantitative and qualitative evidence to evaluate potential impairments. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the credit quality of debt instrument issuers, and the duration and extent to which the cost of the investment exceeds its fair value.

The Company may sell certain of its marketable securities prior to the stated maturity for various reasons, including management of liquidity, credit risk, duration, relative return, and asset allocation, and therefore, has classified its marketable securities as available-for-sale. The Company determines the fair value of each marketable security in its portfolio at each period end and recognizes gains and losses in the portfolio in other comprehensive income (loss), net. As of March 31, 2021, the amortized cost basis of marketable securities approximates fair value and all outstanding marketable securities mature within one year.
Research and Development Costs
The Company expenses research and development costs as incurred. Research and development costs amounted to $3.4 million and $5.9 million for the three months ended March 31, 2021 and 2020, respectively. Research and development costs amounted to $15.0 million and $15.4 million for the nine months ended March 31, 2021 and 2020, respectively.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirement for Fair Value Measurement, which changes the disclosure requirements on fair value measurements in Accounting Standards Codification (“ASC”) 820, Fair Value Measurement. The guidance eliminates certain disclosure requirements that are no longer considered cost beneficial and adds new disclosure requirements for Level 3 fair value measurements. The Company adopted the guidance on July 1, 2020. The guidance did not have a material impact on the Company’s financial condition or results of operations.
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
New Accounting Standards Not Adopted as of March 31, 2021
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance to ease the potential burden in accounting for the discontinuation of a reference rate such as LIBOR, formerly known as the London Interbank Offered Rate, because of reference rate reform. The expedients and exceptions provided by the guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.
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
The following tables allocate revenue, for the three and nine months ended March 31, 2021 and March 31, 2020, by type of activity and reporting segment (in millions):

Three Months Ended March 31, 2021	Biologics	Softgel and Oral Technologies	Oral and Specialty Delivery	Clinical Supply Services	Total
Manufacturing & commercial product supply	$147.5	$212.0	$118.3	$—	$477.8
Development services	396.2	31.7	53.4	—	481.3
Clinical supply services	—	—	—	100.0	100.0
Total	$543.7	$243.7	$171.7	$100.0	$1,059.1
		Inter-segment revenue elimination			(5.8)
			Combined net revenue		$1,053.3

Three Months Ended March 31, 2020	Biologics	Softgel and Oral Technologies	Oral and Specialty Delivery	Clinical Supply Services	Total
Manufacturing & commercial product supply	$85.2	$217.6	$127.2	$—	$430.0
Development services	164.8	24.7	54.2	—	243.7
Clinical supply services	—	—	—	88.9	88.9
Total	$250.0	$242.3	$181.4	$88.9	$762.6
		Inter-segment revenue elimination			(2.0)
			Combined net revenue		$760.6

Nine Months Ended March 31, 2021	Biologics	Softgel and Oral Technologies	Oral and Specialty Delivery	Clinical Supply Services	Total
Manufacturing & commercial product supply	$361.8	$616.4	$335.3	$—	$1,313.5
Development services	962.9	95.0	164.6	—	1,222.5
Clinical supply services	—	—	—	286.2	286.2
Total	$1,324.7	$711.4	$499.9	$286.2	$2,822.2
		Inter-segment revenue elimination			(12.4)
			Combined net revenue		$2,809.8

Nine Months Ended March 31, 2020	Biologics	Softgel and Oral Technologies	Oral and Specialty Delivery	Clinical Supply Services	Total
Manufacturing & commercial product supply	$229.6	$701.5	$294.5	$—	$1,225.6
Development services	434.2	69.3	162.7	—	666.2
Clinical supply services	—	—	—	261.4	261.4
Total	$663.8	$770.8	$457.2	$261.4	$2,153.2
		Inter-segment revenue elimination			(6.5)
			Combined net revenue		$2,146.7

The following table allocates revenue by the location where the goods were made or the service performed:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2021	2020	2021	2020
United States	$670.0	$438.9	$1,722.2	$1,215.9
Europe	344.9	258.7	954.8	690.1
Other	61.9	83.5	200.6	299.8
Elimination of revenue attributable to multiple locations	(23.5)	(20.5)	(67.8)	(59.1)
Total	$1,053.3	$760.6	$2,809.8	$2,146.7

Contract Liabilities
Contract liabilities relate to cash consideration that the Company receives in advance of satisfying the related performance obligations. The contract liabilities balance (current and non-current) as of March 31, 2021 and June 30, 2020 are as follows:

(Dollars in millions)
Balance at June 30, 2020	$218.4
Balance at March 31, 2021	$300.6
Revenue recognized in the period from July 1 through March 31, 2021:
Amounts included in contract liability at the beginning of the period	$147.5

Contract Assets
Contract assets primarily relate to the Company's conditional right to receive consideration for services that have been performed for a customer as of March 31, 2021 relating to the Company's development services but had not yet been invoiced as of March 31, 2021. Contract assets are transferred to trade receivables, net when the Company’s right to receive the consideration becomes unconditional. Contract assets totaled $177.4 million and $61.4 million as of March 31, 2021 and June 30, 2020, respectively. Contract assets are included in prepaid expenses and other in the consolidated balance sheets.
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
During the measurement period that ended in January 2021, the Company obtained information to finalize the fair values of the net assets acquired, which were not materially different from the original estimates.
Masthercell Global Inc. Acquisition
In February 2020, the Company acquired 100% of the equity interest in Masthercell Global Inc. (“MaSTherCell”) for an aggregate purchase price of $323.3 million, which was funded with the net proceeds of the Company’s February 2020 public offering (the “February 2020 Equity Offering”) of its common stock, par value $0.01 (“Common Stock”). See Note 14, Equity, Redeemable Preferred Stock and Accumulated Other Comprehensive Loss. MaSTherCell is a contract development and manufacturing organization focused on the development and manufacture of autologous and allogeneic cell therapies for third parties, as well as a variety of related analytical services.
The Company accounted for the MaSTherCell acquisition using the acquisition method in accordance with ASC 805, Business Combinations. The operating results of MaSTherCell have been included in the Company’s consolidated financial statements for the period following the acquisition date.
The Company estimated fair values at the date of acquisition for the allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed as part of the MaSTherCell acquisition. The Company recognized, property, plant and equipment of $25.5 million, $51.0 million for identifiable intangible assets, $1.2 million for other net assets, and $7.7 million for deferred income tax liabilities. The remainder of the fair value, $253.3 million, was allocated to goodwill. Goodwill is mainly comprised of the growth from an expected increase in capacity utilization, potential new customers, and advanced cell therapy development and manufacturing capabilities.
During the measurement period that ended in February 2021, the Company obtained information to finalize the fair values of the net assets acquired, which were not materially different from the original estimates.
Skeletal Cell Therapy Support SA Acquisition
In November 2020, the Company acquired 100% of the equity interest in Skeletal Cell Therapy Support SA (“Skeletal”) from Bone Therapeutics SA for $14.8 million, subject to customary adjustments, as well as related supply agreements with Bone Therapeutics SA. Skeletal operates a cell therapy manufacturing facility in Gosselies, Belgium. The operations are part of the Company’s Biologics segment, expanding the Company’s cell therapy capacity for clinical and commercial supply. The acquisition, when combined with the Company's other European-based facilities and capabilities in cell therapy, has created an integrated European center of excellence in cell therapy.
The Company accounted for the Skeletal acquisition using the acquisition method in accordance with ASC 805. The Company funded the entire purchase price with cash on hand and preliminarily allocated the purchase price among the acquired assets, recognizing an investment in affiliate of $2.6 million and goodwill of $11.6 million. The Company allocated the remainder of the purchase price to trade receivables, property, plant, and equipment, and other current and non-current assets and liabilities assumed in the acquisition. Results for the three and nine months ended March 31, 2021 were not material to the Company’s statement of operations, financial position, or cash flows.
The Company has not completed its analysis regarding the assets acquired and liabilities assumed. Therefore, the allocation to investment in affiliate, goodwill, and income taxes are preliminary and subject to finalization. The Company expects to finalize its allocation over the next several months, but, in any event, within one year from the acquisition date.
Acorda Therapeutics, Inc. Acquisition
In February 2021, the Company acquired the manufacturing and packaging operations of Acorda Therapeutics, Inc.'s ("Acorda") dry powder inhaler and spray dry manufacturing business, including its manufacturing facility located near Boston, Massachusetts, for $82.5 million, subject to customary adjustments. In connection with the purchase, Acorda and the Company entered into a long-term supply agreement, under which the Company will continue the manufacture and packaging of INBRIJA® at the facility. The facility and operations became part of the Company’s Oral and Specialty Delivery segment. Results of the business acquired were not material to the Company's statement of operations, financial position, or cash flows for the three and nine months ended March 31, 2021.

The Company accounted for the Acorda transaction using the acquisition method in accordance with ASC 805. The Company funded the entire purchase price with cash on hand and preliminarily allocated the purchase price among the acquired assets, recognizing property, plant, and equipment of $79.3 million, inventory of $2.1 million, and goodwill of $1.8 million. The remainder of the purchase price was preliminarily allocated to other current and non-current assets and liabilities assumed in the acquisition. The Company has not completed its analysis regarding the assets acquired and liabilities assumed. The Company expects to finalize its allocation over the next several months, but, in any event, within one year from the closing.
Delphi Genetics SA Acquisition
In February 2021, the Company acquired 100% of the equity interest in Delphi Genetics SA ("Delphi") for $50.0 million, subject to customary adjustments. Delphi is a plasmid DNA (pDNA) cell and gene therapy contract development and manufacturing organization based in Gosselies, Belgium. The facility and operations acquired became part of the Company’s Biologics segment. Results of the business acquired were not material to the Company's statement of operations, financial position, or cash flows for the three and nine months ended March 31, 2021.
The Company accounted for the Delphi transaction using the acquisition method in accordance with ASC 805. The Company funded the entire purchase price with cash on hand and preliminarily allocated the purchase price recognizing property, plant, and equipment of $4.2 million, intangible assets of $3.0 million, other current assets of $3.2 million, assumed debt of $5.7 million, other current liabilities of $4.6 million and goodwill of $48.6 million.
The Company has not completed its analysis regarding the assets acquired and liabilities assumed. Therefore, the allocation to property, plant, and equipment, intangible assets, goodwill, and income taxes are preliminary and subject to finalization. The Company expects to finalize its allocation over the next several months, but, in any event, within one year from the acquisition date.
Hepatic Cell Therapy Support SA Purchase Agreement
In March 2021, the Company entered into an agreement to acquire 100% of the equity interest in Hepatic Cell Therapy Support SA (“Hepatic”) from Promethera Biosciences SA for approximately $15.2 million, net of cash acquired and debt assumed. At the same location where Skeletal operates a cell therapy manufacturing facility in Gosselies, Belgium, Hepatic also operates a cell therapy manufacturing facility.
On April 22, 2021, the Company completed the acquisition. The operations acquired became part of the Company’s Biologics segment, expanding the Company’s cell therapy capacity for clinical and commercial supply. Due to the date of the closing, a preliminary purchase price allocation has not yet been performed. However, a large portion of the purchase price is expected to be allocated to goodwill.
Blow-Fill-Seal Divestiture
In March 2021, the Company sold 100% of the shares of Catalent USA Woodstock, Inc. and certain related assets (collectively, the “Blow-Fill-Seal Business”) to a subsidiary of SK Capital Partners, LP for $300.0 million cash, a $50.0 million note receivable (estimated fair value of $47.4 million) as well as potential additional contingent consideration (up to $50.0 million) dependent upon the performance of aspects of the Blow-Fill-Seal Business. The Blow-Fill-Seal Business was part of the Oral and Specialty Delivery segment. The carrying value of the net assets sold was $150.2 million, which included goodwill of $55.8 million. As a result of the sale, the Company realized a gain from divestiture of $184.0 million, net of transaction costs, for the three and nine months ended March 31, 2021.
As of December 31, 2020, the Blow-Fill-Seal Business was classified as held-for-sale. The Company determined that the sale of the business did not meet the criteria to be considered a discontinued operation as the disposal of the Blow-Fill-Seal Business did not represent a strategic shift that has (or will have) a major effect on the Company's and financial results upon disposal.
All consideration received was measured at its divestiture date fair value. The Company valued the total consideration received from divestiture of the Blow-Fill-Seal Business as follows:

(Dollars in millions)	Fair value of consideration received
Cash, gross	$300.0
Note receivable (1)	47.4
Contingent consideration (2)	—
Other (3)	(13.2)
Total	$334.2

(1) The note receivable, which provides for interest at a rate of 5.0% paid in kind, had an estimated fair value of $47.4 million at March 31, 2021, which is the $50.0 million aggregate principal amount less a $2.6 million discount determined using a discounted cash flow model with the market interest rate as a significant input.
(2) The Company determined that the estimated fair value of the contingent consideration from the sale of the Blow-Fill-Seal Business at March 31, 2021 is zero, and therefore, no contingent consideration was recorded as a result of the divestiture of the Blow-Fill-Seal Business. If any contingent consideration is subsequently received, it will be recorded in the period in which it is received. The Company has elected an accounting policy to recognize increases in the carrying amount of the contingent consideration asset using the gain contingency guidance in ASC 450, Contingencies.
(3) Other includes $7.7 million of transaction expenses, a working capital adjustment of $3.4 million, and a $2.1 million assumption of liabilities to create net cash proceeds of $286.8 million.
4.    GOODWILL
The following table summarizes the changes between June 30, 2020 and March 31, 2021 in the carrying amount of goodwill in total and by reporting segment:

(Dollars in millions)	Biologics	Softgel and Oral Technologies	Oral and Specialty Delivery	Clinical Supply Services	Total
Balance at June 30, 2020	$1,462.2	$505.5	$354.7	$148.2	$2,470.6
Additions(1)	58.7	—	1.8	—	60.5
Divestitures(2)	—	—	(55.8)	—	(55.8)
Foreign currency translation adjustments	12.2	7.5	13.0	7.0	39.7
Balance at March 31, 2021	$1,533.1	$513.0	$313.7	$155.2	$2,515.0
(1) The addition to goodwill in the Biologics reporting segment relates to the Delphi and Skeletal acquisitions. The addition to goodwill in the Oral and Specialty Delivery reporting segment relates to the Acorda acquisition. For further details, see Note 3, Business Combinations and Divestitures.
(2) Represents goodwill associated with the divestiture of the Company's Blow-Fill-Seal Business.
The Company recorded no impairment charge to goodwill in the current period.

5.    OTHER INTANGIBLES, NET
The details of other intangibles as of March 31, 2021 and June 30, 2020 are as follows:

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
March 31, 2021
Amortized intangibles:
Core technology	19 years	$139.9	$(91.9)	$48.0
Customer relationships	14 years	1,015.1	(286.4)	728.7
Product relationships	11 years	280.2	(233.8)	46.4
Other	5 years	19.0	(7.3)	11.7
Total other intangibles		$1,454.2	$(619.4)	$834.8

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2020
Amortized intangibles:
Core technology	19 years	$134.5	$(83.0)	$51.5
Customer relationships	14 years	1,021.3	(248.0)	773.3
Product relationships	11 years	270.4	(217.5)	52.9
Other	5 years	15.5	(4.5)	11.0
Total other intangibles		$1,441.7	$(553.0)	$888.7
Amortization expense related to other intangible assets was $23.3 million and $69.3 million for the three and nine months ended March 31, 2021, respectively, and $23.0 million and $66.3 million for the three and nine months ended March 31, 2020, respectively.
Future amortization expense related to other intangible assets for the next five fiscal years is estimated to be:

(Dollars in millions)	Remainder Fiscal 2021	2022	2023	2024	2025	2026
Amortization expense	$23.2	$92.1	$91.4	$90.7	$89.7	$82.1

6.    LONG-TERM OBLIGATIONS AND SHORT-TERM BORROWINGS
Long-term obligations and short-term borrowings consisted of the following at March 31, 2021 and June 30, 2020:

(Dollars in millions)	Maturity	March 31, 2021	June 30, 2020
Senior secured credit facilities
Term loan facility B-2	May 2026	$—	$938.1
Term loan facility B-3	February 2028	1,000.0	—
4.875% senior notes due 2026	January 2026	—	450.0
5.000% senior notes due 2027	July 2027	500.0	500.0
2.375% Euro senior notes due 2028(1)	March 2028	974.0	925.6
3.125% senior notes due 2029	February 2029	550.0	—
Deferred purchase consideration	October 2021	49.1	97.5
Finance lease obligations	2021 to 2044	185.0	142.2
Other obligations	2021 to 2024	2.6	1.4
Debt issuance costs		(37.5)	(36.8)
Total debt		$3,223.2	$3,018.0
Less: current portion of long-term obligations and other short-term borrowings		73.6	72.9
Long-term obligations, less current portion		$3,149.6	$2,945.1
(1) The increase in euro-denominated debt is primarily due to large fluctuations in foreign currency exchange rates.
Senior Secured Credit Facilities and Fifth Amendment to the Credit Agreement
In February 2021, the Company completed Amendment No. 5 (the "Fifth Amendment") to its Amended and Restated Credit Agreement, dated as of May 20, 2014 (as subsequently amended, the "Credit Agreement"). Pursuant to the Fifth Amendment, the Company refinanced the existing $933.4 million aggregate principal amount of U.S. dollar-denominated term loans (the "Term B-2 Loans") with the proceeds of an equivalent amount of new U.S. dollar-denominated term loans (the "Term B-3 Loans"), incurred an additional $66.6 million aggregate principal amount of Term B-3 Loans, and obtained an additional $175.0 million of revolving credit commitments (the "Incremental Revolving Credit Commitments"). The Term B-3 Loans constitute a new class of term loans under the Credit Agreement, with an interest rate of one-month LIBOR (subject to a floor of 0.50%) plus 2.00% per annum, a maturity date of February 2028, and otherwise with the same principal terms as the prior Term B-2 Loans under the Credit Agreement, including quarterly amortization of 0.25%. The Incremental Revolving Credit Commitments constitute revolving credit commitments under the Credit Agreement with the same principal terms as the existing revolving credit commitments under the Credit Agreement. The proceeds of the Term B-3 Loans, after payment of the offering fees and expenses, were used to repay in full the existing Term B-2 Loans under the Credit Agreement, plus any accrued and unpaid interest thereon, with the remainder available for general corporate purposes. In addition, pursuant to the Fifth Amendment, certain modifications were made to the Credit Agreement in order to, among other things, provide for determination of a benchmark replacement interest rate when LIBOR is no longer available.
U.S. dollar-denominated 3.125% Senior Notes due 2029
In February 2021, Operating Company completed a private offering of $550.0 million aggregate principal amount of 3.125% Senior Notes due 2029 (the "2029 Notes"). The 2029 Notes are fully and unconditionally guaranteed, jointly and severally, by all of the wholly owned U.S. subsidiaries of Operating Company that guarantee its senior secured credit facilities. The 2029 Notes will mature on February 15, 2029 and bear interest at the rate of 3.125% per annum payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2021. The proceeds of the 2029 Notes after payment of the offering fees and expenses were used to repay in full the outstanding borrowings under Operating Company's U.S. dollar-denominated 4.875% Senior Notes that would have matured in January 2026 (the "2026 Notes"), plus any accrued and unpaid interest thereon, with the remainder available for general corporate purposes.

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
Measurement of the Estimated Fair Value of Debt

The measurement of the estimated fair value of the Company’s senior secured credit facilities and other senior indebtedness is classified as a Level 2 determination in the fair-value hierarchy and is calculated by using a discounted cash flow model with the market interest rate as a significant input. The carrying amounts and the estimated fair values of the Company’s principal categories of debt as of March 31, 2021 and June 30, 2020 are as follows:

		March 31, 2021		June 30, 2020
(Dollars in millions)	Fair Value Measurement	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
4.875% senior notes due 2026	Level 2	$—	$—	$450.0	$463.6
5.000% senior notes due 2027	Level 2	500.0	534.3	500.0	537.9
2.375% Euro senior notes due 2028	Level 2	974.0	966.0	925.6	844.1
3.125% senior notes due 2029	Level 2	550.0	514.2	—	—
Senior secured credit facilities & other	Level 2	1,236.7	1,183.0	1,179.2	1,160.1
Subtotal		$3,260.7	$3,197.5	$3,054.8	$3,005.7
Debt issuance costs		(37.5)	—	(36.8)	—
Total debt		$3,223.2	$3,197.5	$3,018.0	$3,005.7

7.    EARNINGS PER SHARE
The Company computes earnings per share of the Company’s Common Stock using the two-class method required due to the participating nature of the Series A Preferred Stock (as defined and discussed in Note 14, Equity, Redeemable Preferred Stock and Accumulated Other Comprehensive Loss. Diluted net earnings per share is computed using the weighted average number of shares of Common Stock outstanding plus the weighted average number of shares of Common Stock that would be issued assuming exercise or conversion of all potentially dilutive instruments. Dilutive securities having an anti-dilutive effect on diluted net earnings per share are excluded from the calculation. The dilutive effect of the securities that are issuable under the Company’s equity incentive plans are reflected in diluted earnings per share by application of the treasury stock method. The reconciliations between basic and diluted earnings per share attributable to Catalent common shareholders for the three and nine months ended March 31, 2021 and 2020, respectively, are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions except per share data)	2021	2020	2021	2020
Net earnings	$231.8	$20.9	$402.6	$66.5
Less: Net earnings attributable to preferred shareholders	(14.7)	(9.1)	(42.5)	(27.8)
Net earnings attributable to common shareholders	$217.1	$11.8	$360.1	$38.7

Weighted average shares outstanding - basic	170.5	151.3	167.2	147.7
Weighted average dilutive securities issuable - stock plans	2.0	1.8	2.3	1.8
Weighted average shares outstanding - diluted	172.5	153.1	169.5	149.5

Earnings per share:
Basic	$1.27	$0.08	$2.15	$0.26
Diluted	$1.26	$0.08	$2.12	$0.26

The Company's Series A Preferred Stock is deemed a participating security, meaning that it has the right to participate in undistributed earnings with the Company's Common Stock. On November 23, 2020 (the “Partial Conversion Date”), holders of Series A Preferred Stock converted 265,233 shares and $1.9 million of unpaid accrued dividends into shares of Common Stock (the “Partial Conversion”). The holders received 20.33 shares of Common Stock for each converted preferred share, resulting in the issuance of 5,392,280 shares of Common Stock. See Note 14, Equity, Redeemable Preferred Stock and Accumulated Other Comprehensive Loss for further details.
The diluted earnings per share calculations did not include the shares of Common Stock associated with the Series A Preferred Stock or the following outstanding equity grants due to their antidilutive effect:

	Three Months Ended March 31,		Nine Months Ended March 31,
(share counts in millions)	2021	2020	2021	2020
Stock options	—	0.3	0.2	0.4
Restricted stock units	—	0.1	0.1	0.1
Performance stock units	—	0.1	—	0.1
Series A Preferred Stock	7.7	13.1	10.6	13.1

8.    OTHER EXPENSE, NET
The components of other expense, net for the three and nine months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2021	2020	2021	2020
Other (income) expense, net
Debt refinancing costs (1)	17.2	16.0	17.2	16.1
Foreign currency (gains) losses (2)	6.9	(5.3)	6.1	(1.7)
Other (3)	0.5	26.0	(18.2)	22.8
Total other expense, net	$24.6	$36.7	$5.1	$37.2

(1) Debt refinancing costs for the three and nine months ended March 31, 2021 includes (a) a write-off of $4.4 million of previously capitalized financing charges related to the Company’s repaid Term B-2 Loans and the 2026 Notes, (b) $1.8 million of financing charges related to the Company’s Term B-3 Loans, and (c) a $11.0 million premium on early redemption of the 2026 Notes. Debt refinancing costs for the three and nine months ended March 31, 2020 includes (x) a write-off of $6.0 million of previously capitalized financing charges related to the Company’s repaid euro-denominated term loans under its senior secured credit facilities and the Company’s redeemed euro-denominated senior notes and (y) a $10.0 million premium on early redemption of the euro notes.
(2) Foreign currency remeasurement gains include both cash and non-cash transactions.
(3) Other, for the three and nine months ended March 31, 2021 includes, in part, total realized and unrealized gain of $0.4 million and $16.4 million, respectively, related to the fair value of the derivative liability associated with the Series A Preferred Stock. Other, for the three and nine months ended March 31, 2020 includes, in part, total unrealized losses of $26.3 million and $24.9 million, respectively, related to the fair value of the derivative liability associated with the Series A Preferred Stock.

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
For the three and nine months ended March 31, 2021, restructuring charges associated with the Bolton facility closure were $0.9 million and $4.9 million, respectively.
Total restructuring charges for the three months ended March 31, 2021 and 2020 were $3.0 million and $1.3 million, respectively, and for the nine months ended March 31, 2021 and 2020 were $9.4 million and $2.5 million, respectively.

10.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to fluctuations in the applicable exchange rate on its investments in operations outside the U.S. While the Company does not actively hedge against changes in foreign currency, the Company has mitigated its exposure from its investments in its European operations by denominating a portion of its debt in euros. At March 31, 2021, the Company had euro-denominated debt outstanding of $974.0 million (U.S. dollar equivalent) that is designated and qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the translation gains or losses are reported in accumulated other comprehensive loss as part of the cumulative translation adjustment. The non-hedge portions of the euro-denominated debt translation gains or losses are reported in the consolidated statement of operations. The following table includes net investment hedge activity during the three and nine months ended March 31, 2021 and 2020.

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2021	2020	2021	2020
Unrealized foreign exchange gain (loss) within other comprehensive income	$32.6	$3.7	$(45.2)	$17.5
Unrealized foreign exchange gain (loss) within statement of operations	$1.1	$1.9	$(3.3)	$7.7
The net accumulated loss on the instrument designated as a hedge as of March 31, 2021 within other comprehensive income (loss) was approximately $17.3 million. Amounts are reclassified out of accumulated other comprehensive loss into earnings when the entity to which the gains and losses relate is either sold or substantially liquidated.
Preferred Stock Derivative Liability
As discussed in Note 14, Equity, Redeemable Preferred Stock, and Accumulated Other Comprehensive Loss, in May 2019, the Company issued shares of Series A Preferred Stock in exchange for net proceeds of $646.3 million after taking into account the $3.7 million issuance cost.
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

The Company recorded a total gain of $0.4 million and $16.4 million on the change in the estimated fair value of the derivative liability for the three and nine months ended March 31, 2021, respectively, primarily related to appreciation in the price of the Company’s Common Stock that is used to determine the estimated fair value, which is reflected as other expense, net in the consolidated statements of operations.
A portion of the derivative liability was settled on the Partial Conversion Date due to the Partial Conversion. The fair value of the derivative liability as of the Partial Conversion Date was $8.6 million, of which $3.5 million was related to the converted portion of the outstanding shares of Series A Preferred Stock. See Note 14, Equity, Redeemable Preferred Stock, and Accumulated Other Comprehensive Loss for details of the Partial Conversion.
The estimated fair value of the derivative liability that relates to outstanding shares of Series A Preferred Stock as of March 31, 2021 was $3.7 million.
Interest Rate Swap
Pursuant to its interest rate and risk management strategy, in April 2020, the Company entered into an interest-rate swap agreement with Bank of America N.A. as a hedge against the economic effect of a portion of the variable interest obligation associated with its U.S dollar-denominated term loans under its senior secured credit facilities, so that the interest payable on that portion of the debt becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on future interest expense.
In February 2021, in connection with the Fifth Amendment to the Credit Agreement, the Company settled the interest-rate swap agreement with Bank of America N.A. The Company paid $2.3 million in cash to Bank of America N.A to settle the interest-rate swap agreement. This loss is deferred in stockholders’ equity, net of income taxes, as a component of accumulated other comprehensive loss, and amortized as an adjustment to interest expense, net over the original term of the Term B-2 Loans. The net amount of deferred losses on cash flow hedges that is expected to be reclassified from accumulated other comprehensive loss into interest expense, net within the next twelve months is not material.
In February 2021, the Company entered into a new interest-rate swap agreement with Bank of America N.A. as a hedge against the economic effect of a portion of the variable interest obligation associated with its Term B-3 Loans, so that the interest payable on that portion of the Term B-3 Loans becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on future interest expense. As a result of entering into the interest-rate swap agreement, the floating portion of the applicable rate on $500.0 million of the Term B-3 Loans is now effectively fixed at 0.9985%.
The new interest-rate swap agreement qualifies for and is designated as a cash-flow hedge. The Company evaluates hedge effectiveness at the inception of the hedge and on an ongoing basis. The cash flows associated with the interest-rate swap are reported in net cash provided by operating activities in the consolidated statements of cash flows. The unrealized gain or loss from the mark-to-market of the interest rate swap valuations during the three and nine months ended March 31, 2021 and the fiscal year ended June 30, 2020 was immaterial in each period.
A summary of the estimated fair value of the interest rate swap reported in the consolidated balance sheets is stated in the table below:

	March 31, 2021		June 30, 2020
(Dollars in millions)	Balance Sheet Classification	Estimated Fair Value	Balance Sheet Classification	Estimated Fair Value
Interest rate swap	Other long-term assets	$6.3	Other liabilities	$3.7

11. FAIR VALUE MEASUREMENTS
ASC 820, Fair Value Measurement, defines fair value as the exit price that would be received to sell an asset or paid to transfer a liability. Fair value is a market-based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability. Valuation techniques used to measure fair value should maximize the use of observable inputs and minimize the use of unobservable inputs. To measure fair value, the Company uses the following fair value hierarchy based on three levels of inputs, of which Level 1 and Level 2 are considered observable and Level 3 is considered unobservable:
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses of the Company approximate fair value based on the short maturities of these instruments.
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification as of the end of each reporting period. The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis and the fair value measurement for such assets and liabilities at March 31, 2021 and June 30, 2020, respectively:

(Dollars in millions)	Basis of Fair Value Measurement
March 31, 2021	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$74.7	$74.7	$—	$—
Corporate-owned life insurance policies	30.9	—	30.9	—
Interest rate swap	6.3	—	6.3	—
Trading securities	$2.7	$2.7	$—	$—

Liabilities:
Series A Preferred Stock derivative liability	$3.7	$—	$—	$3.7

June 30, 2020
Assets:
Corporate-owned life insurance policies	$22.9	$—	$22.9	$—
Trading securities	$0.5	$0.5	$—	$—

Liabilities:
Series A Preferred Stock derivative liability	$23.6	$—	$—	$23.6
Interest rate swap	$3.7	$—	$3.7	$—
The Company offers certain employees the opportunity to participate in a non-qualified supplemental deferred compensation plan. A participant's deferrals, together with the Company's matching credits, are primarily invested in corporate-owned life insurance policies as well a variety of participant-directed stock and bond mutual funds that are classified as trading securities. The Company purchases life insurance policies, with the Company named as beneficiary of the policies, for the purpose of funding the program's liability. Changes in the cash surrender value of the corporate-owned life insurance policies is based upon earnings and changes in the value of the underlying investments. The cash surrender value of the corporate-owned life insurance policies are classified as Level 2 in the fair-value hierarchy, because the inputs are derived principally from observable market data.
The fair value of the interest-rate swap agreement is determined at the end of each reporting period based on valuation models that use interest rate yield curves and discount rates as inputs. The discount rates are based on U.S. deposit or U.S. Treasury rates. The significant inputs used in the valuation models are readily available in public markets or can be derived from observable market transactions, and the valuation is therefore classified as Level 2 in the fair-value hierarchy.

The estimated fair value of the Series A Preferred Stock derivative is determined using an option pricing methodology, specifically both a Monte Carlo simulation and a binomial lattice model. The methodology incorporates the terms and conditions of the preferred stock arrangement, historical stock price volatility, the risk-free interest rate, a credit spread based on the yield indexes of high-yield bonds, and the trading price of shares of the Common Stock. The calculation of the estimated fair value of the derivative liability is highly sensitive to changes in unobservable inputs, such as the expected volatility and the Company’s credit spread. The estimated fair value of the Series A Preferred Stock derivative liability is classified as Level 3 in the fair-value hierarchy due to the significant management judgment required to make the assumptions underlying the calculation of value.
The following table sets forth a summary of changes in the estimated fair value of the Series A Preferred Stock derivative liability from June 30, 2020 to March 31, 2021:

(Dollars in millions)	Fair Value Measurements of Series A Preferred Stock Derivative Liability Using Significant Unobservable Inputs (Level 3)
Balance at June 30, 2020	$23.6
Change in estimated fair value of Series A Preferred Stock derivative liability	(16.4)
Settlement of derivative liability upon Partial Conversion	(3.5)
Balance at March 31, 2021	$3.7

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Long-lived assets, goodwill, and other intangible assets are subject to non-recurring fair value measurement for the evaluation of potential impairment. Other than the fair value estimates disclosed in Note 3, Business Combinations and Divestitures, there was no non-recurring fair value measurement during the three and nine months ended March 31, 2021 and 2020.
12.    INCOME TAXES
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
ASC 740 includes guidance on the accounting for uncertain income tax positions recognized in our tax filings. This standard provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeal or litigation process, based on the technical merits. As of March 31, 2021 and June 30, 2020, the Company had an aggregate of $6.0 million and $5.6 million, respectively, of reserves against uncertain tax positions (including accrued interest and penalties). The increase to unrecognized tax benefits is primarily driven by additional audit experience relating to our international tax filings, partially offset by the settlement of an income tax audit that occurred in the three months ended September 30, 2020. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.
The Company recorded a provision for income taxes for the three months ended March 31, 2021 of $85.3 million relative to earnings before income taxes of $317.1 million. The Company recorded a provision for income taxes for the three months ended March 31, 2020 of $8.8 million relative to earnings before income taxes of $29.7 million. The increased income tax provision for the current period was largely the result of an increase in pretax income across several jurisdictions and a $57.4 million income tax charge on the divestiture of the Blow-Fill-Seal Business during the quarter. This was partially offset by an increase in discrete benefit items, including certain equity compensation deductions. The provision for income taxes was also impacted by the geographic distribution of our pretax income resulting from our business mix, changes in the tax impact of permanent differences, restructuring, special items, and other discrete tax items that may have unique tax implications depending on the nature of the item.
The Company recorded a provision for income taxes for the nine months ended March 31, 2021 of $90.9 million relative to earnings before income taxes of $493.5 million. The Company recorded a provision for income taxes for the nine months ended March 31, 2020 of $14.9 million relative to earnings before income taxes of $81.4 million. The increased income tax provision for the current nine-month period over the prior-year period was largely the result of an increase in pretax income and a $57.4 million income tax charge on the divestiture of the Blow-Fill-Seal Business during the three months ended March 31, 2021. This increase was partially offset by a $22.2 million income tax benefit for U.S. foreign tax credits resulting from an amendment to a prior-year return recognized in the quarter-ended September 30, 2020 and certain equity compensation deductions. The provision for income taxes was also impacted by the geographic distribution of the Company's pretax income, the tax impact of permanent differences, restructuring, special items, and other discrete tax items that may have unique tax implications depending on the nature of the item.
13.    EMPLOYEE RETIREMENT BENEFIT PLANS
Components of the Company’s net periodic benefit costs are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2021	2020	2021	2020
Components of net periodic benefit cost:
Selling, general, and administrative expenses:
Service cost	$1.0	$0.9	$3.0	$2.3
Other expense, net:
Interest cost	1.1	0.7	3.2	4.2
Expected return on plan assets	(2.6)	(2.5)	(7.5)	(7.8)
Amortization (1)	0.8	2.6	2.2	4.1
Net amount recognized	$0.3	$1.7	$0.9	$2.8
(1) Amount represents the amortization of unrecognized actuarial losses.
As previously disclosed, the Company notified the trustees of a multi-employer pension plan of its withdrawal from participation in such plan in fiscal 2012. The actuarial review process administered by the plan trustees ended in fiscal 2015. The liability reported reflects the present value of the Company’s expected future long-term obligations. The estimated discounted value of the projected contributions related to such plans was $38.5 million and $38.6 million as of March 31, 2021 and June 30, 2020, respectively, and is included within pension liability on the consolidated balance sheets. The annual cash impact associated with the Company’s obligations in such plan is approximately $1.7 million per year.

14.    EQUITY, REDEEMABLE PREFERRED STOCK AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Description of Capital Stock
The Company is authorized to issue 1,000,000,000 shares of its Common Stock and 100,000,000 shares of preferred stock, par value $0.01 per share. In accordance with the Company’s amended and restated certificate of incorporation, each share of Common Stock has one vote, and the Common Stock votes together as a single class.
Recent Public Offerings of its Common Stock
On June 15, 2020, the Company completed a public offering of its Common Stock (the “June 2020 Equity Offering”), in which the Company sold 7.7 million shares of Common Stock at a price of $70.72 per share, net of underwriting discounts and commissions. The Company obtained total net proceeds from the June 2020 Equity Offering of $547.5 million after the payment of associated offering expenses. The net proceeds of the June 2020 Equity Offering were used to repay $200.0 million of precautionary borrowings from the third quarter of fiscal 2020 under Operating Company's revolving credit facility, with the remainder available for general corporate purposes. On July 10, 2020, the underwriter for the June 2020 Equity Offering exercised its over-allotment option on 1.2 million additional shares, resulting in supplemental net proceeds of $81.8 million from the June 2020 Equity Offering, which was recorded in the three months ended September 30, 2020.
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

Effect of Restricted Stock
Shares of Common Stock outstanding include shares of unvested restricted stock. Unvested restricted stock included in reportable shares outstanding was 0.2 million shares as of March 31, 2021. Shares of unvested restricted stock are excluded from the calculation of basic weighted average shares outstanding, but their dilutive impact is added back in the calculation of diluted weighted average shares outstanding, except when the effect would be anti-dilutive.
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
Proceeds from the offering of the Series A Preferred Stock, net of stock issuance costs, were $646.3 million, $39.7 million of which was allocated to the dividend-adjustment feature at its issuance and separately accounted for as a derivative liability. Any change in the fair value of derivative liability during a fiscal quarter is recorded as a non-operating expense in the consolidated statement of operations. See Note 10, Derivative Instruments and Hedging Activities, for detail concerning the change in fair value during the three and nine months ended March 31, 2021.
As described in Note 7, Earnings Per Share, on the Partial Conversion Date, holders of Series A Preferred Stock converted 265,233 shares (approximately 41% of their holdings) and $1.9 million of unpaid accrued dividends into shares of Common Stock. The holders received 20.33 shares of Common Stock for each converted preferred share, resulting in the issuance of 5,392,280 shares of Common Stock. There was no gain or loss recognized upon the Partial Conversion as it occurred in accordance with the terms of the Certificate of Designation. The Company has 384,777 shares of Series A Preferred Stock that remain outstanding at March 31, 2021.

As a result of the Partial Conversion, additional paid in capital increased $252.9 million, which includes $3.5 million related to the fair value of the portion of the derivative liability that was settled upon the Partial Conversion and $1.9 million related to an unpaid accrued dividend. See Note 10, Derivative Instruments and Hedging Activities, for detail concerning the change in fair value during the three and nine months ended March 31, 2021.

Accumulated Other Comprehensive Loss
The components of the changes in the cumulative translation adjustment, derivatives and hedges, minimum pension liability, and marketable securities for the three and nine months ended March 31, 2021 and 2020 are presented below.

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2021	2020	2021	2020
Foreign currency translation adjustments:
Net investment hedge	$32.6	$3.7	$(45.2)	$17.5
Long-term intercompany loans	15.3	(26.9)	38.1	(15.3)
Translation adjustments	(40.3)	(20.5)	54.0	(42.5)
Total foreign currency translation adjustment, pretax	7.6	(43.7)	46.9	(40.3)
Tax expense (benefit)	7.8	(0.6)	(8.2)	2.5
Total foreign currency translation adjustment, net of tax	$(0.2)	$(43.1)	$55.1	$(42.8)

Net change in derivatives and hedges:
Net gain recognized during the period	$7.2	$—	$7.7	$—
Total derivatives and hedges, pretax	7.2	—	7.7	—
Tax expense	1.7	—	1.8	—
Net change in derivatives and hedges, net of tax	$5.5	$—	$5.9	$—

Net change in minimum pension liability:
Net gain recognized during the period	$0.8	$1.2	$2.2	$4.1
Total pension liability, pretax	0.8	1.2	2.2	4.1
Tax expense	0.2	1.1	0.6	1.0
Net change in minimum pension liability, net of tax	$0.6	$0.1	$1.6	$3.1

Net change in marketable securities:
Net loss recognized during the period	$(0.2)	$—	$(0.2)	$—
Total available for sale investment, pretax	(0.2)	—	(0.2)	—
Tax benefit	—	—	—	—
Net change in marketable securities, net of tax	$(0.2)	$—	$(0.2)	$—

For the three months ended March 31, 2021, the changes in accumulated other comprehensive loss, net of tax by component are as follows:

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Liability Adjustments	Derivatives and Hedges	Marketable Securities	Other	Total
Balance at December 31, 2020	$(279.8)	$(46.5)	$(2.2)	$—	$(1.1)	$(329.6)
Other comprehensive (loss) income before reclassifications	(0.2)	—	5.5	(0.2)	—	5.1
Amounts reclassified from accumulated other comprehensive loss	—	0.6	—	—	—	0.6
Net current period other comprehensive (loss) income	(0.2)	0.6	5.5	(0.2)	—	5.7
Balance at March 31, 2021	$(280.0)	$(45.9)	$3.3	$(0.2)	$(1.1)	$(323.9)
For the nine months ended March 31, 2021, the changes in accumulated other comprehensive loss, net of tax by component are as follows:

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Liability Adjustments	Derivatives and Hedges	Marketable Securities	Other	Total
Balance at June 30, 2020	$(335.1)	$(47.5)	$(2.6)	$—	$(1.1)	$(386.3)
Other comprehensive income (loss) before reclassifications	55.1	—	5.9	(0.2)	—	60.8
Amounts reclassified from accumulated other comprehensive loss	—	1.6	—	—	—	1.6
Net current period other comprehensive income (loss)	55.1	1.6	5.9	(0.2)	—	62.4
Balance at March 31, 2021	$(280.0)	$(45.9)	$3.3	$(0.2)	$(1.1)	$(323.9)

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
The following tables include net revenue and Segment EBITDA for each of the Company's current reporting segments during the three and nine months ended March 31, 2021 and 2020:

(Dollars in millions)	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Net revenue:
Biologics	$543.7	$250.0	$1,324.7	$663.8
Softgel and Oral Technologies	243.7	242.3	711.4	770.8
Oral and Specialty Delivery	171.7	181.4	499.9	457.2
Clinical Supply Services	100.0	88.9	286.2	261.4
Inter-segment revenue elimination	(5.8)	(2.0)	(12.4)	(6.5)
Total net revenue	$1,053.3	$760.6	$2,809.8	$2,146.7

(Dollars in millions)	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Segment EBITDA reconciled to net earnings:
Biologics	$179.9	$51.9	$421.9	$150.7
Softgel and Oral Technologies	59.6	60.1	143.0	171.0
Oral and Specialty Delivery	30.7	56.2	96.3	117.0
Clinical Supply Services	27.1	24.6	77.4	70.2
Sub-Total	$297.3	$192.8	$738.6	$508.9
Reconciling items to net earnings
Unallocated costs (1)	122.6	(63.9)	49.0	(134.6)
Depreciation and amortization	(75.9)	(64.8)	(216.0)	(187.3)
Interest expense, net	(26.9)	(34.4)	(78.1)	(105.6)
Income tax expense	(85.3)	(8.8)	$(90.9)	(14.9)
Net earnings	$231.8	$20.9	$402.6	$66.5
(1) Unallocated costs include restructuring and special items, stock-based compensation, gain (loss) on sale of subsidiary, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2021	2020	2021	2020
Impairment charges and gain (loss) on sale of assets	$(5.3)	$(0.6)	$(7.7)	$(1.0)
Stock-based compensation	(8.4)	(8.6)	(38.5)	(35.5)
Restructuring and other special items (a)	(3.3)	(8.9)	(22.9)	(28.6)
Gain (loss) on sale of subsidiary (b)	184.0	—	184.0	(1.1)
Other expense, net (c)	(24.6)	(36.7)	(5.1)	(37.2)
Unallocated corporate costs, net	(19.8)	(9.1)	(60.8)	(31.2)
Total unallocated costs	$122.6	$(63.9)	$49.0	$(134.6)

(a) Restructuring and other special items for the three months ended March 31, 2021 include transaction and integration costs associated with the Delphi, Acorda, and Skeletal acquisitions, and restructuring costs associated with the closure of the Company's Clinical Supply Services facility in Bolton, U.K. Restructuring and other special items for the nine months ended March 31, 2021 also include transaction and integration costs associated with the Anagni, MaSTherCell, Delphi, Acorda and Skeletal acquisitions and the disposal of a facility in Australia. Restructuring and other special items during the three and nine months ended March 31, 2020 include transaction and integration costs associated with the Company’s cell and gene therapy acquisitions and the disposal of a facility in Australia.
(b) Gain on sale of subsidiary for the three and nine months ended March 31, 2021 is affiliated with the sale of the Blow-Fill-Seal Business. Loss on sale of subsidiary for the nine months ended March 31, 2020 is affiliated with the disposal of a facility in Australia.
(c) Refer to Note 8, Other expense, net for details of financing charges and foreign currency translation adjustments recorded within other expense, net.
The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the consolidated financial statements.

(Dollars in millions)	March 31, 2021	June 30, 2020
Assets:
Biologics	$4,678.4	$3,775.0
Softgel and Oral Technologies	1,539.3	1,501.8
Oral and Specialty Delivery	1,217.2	1,247.4
Clinical Supply Services	470.9	451.2
Corporate and eliminations	863.3	801.1
Total assets	$8,769.1	$7,776.5

17. SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplemental balance sheet information at March 31, 2021 and June 30, 2020 is detailed in the following tables.
Inventories
Work-in-process and inventories include raw materials, labor, and overhead. Total inventories consist of the following:

(Dollars in millions)	March 31, 2021	June 30, 2020
Raw materials and supplies	$376.6	$222.6
Work-in-process	204.6	123.2
Total inventories, gross	581.2	345.8
Inventory cost adjustment	(53.3)	(22.0)
Total inventories	$527.9	$323.8
Prepaid expenses and other
Prepaid expenses and other consist of the following:

(Dollars in millions)	March 31, 2021	June 30, 2020
Prepaid expenses	$46.6	$28.6
Contract assets	177.4	61.4
Spare parts supplies	27.2	23.1
Prepaid income tax	20.6	15.0
Non-U.S. value-added tax	40.0	19.0
Other current assets	37.1	30.8
Total prepaid expenses and other	$348.9	$177.9

Property, plant, and equipment, net
Property, plant, and equipment, net consist of the following:

(Dollars in millions)	March 31, 2021	June 30, 2020
Land, buildings, and improvements	$1,362.1	$1,250.9
Machinery and equipment	1,380.4	1,233.6
Furniture and fixtures	22.9	20.9
Construction in progress	715.0	440.0
Property, plant, and equipment, at cost	3,480.4	2,945.4
Accumulated depreciation	(1,121.6)	(1,044.6)
Property, plant, and equipment, net	$2,358.8	$1,900.8
Depreciation expense was $52.6 million and $146.7 million for the three and nine months ended March 31, 2021, respectively, and $41.8 million and $121.0 million, for the three and nine months ended March 31, 2020, respectively. Depreciation expense includes amortization of assets related to finance leases. The Company charges repairs and maintenance costs to expense as incurred. The Company capitalized interest cost of $5.0 million and $15.2 million for the three and nine months ended March 31, 2021, respectively.
Other accrued liabilities
Other accrued liabilities consist of the following:

(Dollars in millions)	March 31, 2021	June 30, 2020
Accrued employee-related expenses	$175.4	$140.8
Operating lease liabilities	14.5	14.6
Restructuring accrual	5.6	2.8
Accrued interest	9.9	29.1
Contract liability	289.0	191.0
Accrued income tax	59.9	4.5
Other	145.6	116.5
Total other accrued liabilities	$699.9	$499.3
Other long-term assets
Other long-term assets consist of the following:

(Dollars in millions)	March 31, 2021	June 30, 2020
Operating lease right-of-use assets	$83.6	$101.4
Note receivable	47.4	—
Pension assets	43.7	32.1
Corporate-owned life insurance policies	30.9	22.9
Interest rate swap	6.3	—
Other	30.0	17.6
Total other long-term assets	$241.9	$174.0

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
The COVID-19 Pandemic
The COVID-19 pandemic has spread across the globe and is affecting economic activity worldwide, including in the countries in which we, our customers, our suppliers, and our other business partners conduct business. Governments in affected regions have implemented, and may continue to implement, measures to protect public health, including quarantines, travel restrictions, business closures, cancellations of public gatherings, and measures that affect the flow of goods, services, and people between different regions. We have taken and continue to take steps to avoid or reduce infection or contamination and otherwise protect our employees and our business, in line with guidelines issued by the U.S. Centers for Disease Control and Prevention (CDC), the World Health Organization (WHO), and local authorities where we operate, to re-emphasize good hygiene practices, severely restrict non-employee access to our sites, reorganize our workflows where permitted to maximize social distancing, limit employee travel (where permitted by local law), facilitate safer alternatives to travel to and from work, and employ remote-working strategies. In addition, to address the multiple dimensions of the pandemic, senior, multi-disciplinary teams reporting directly to our Chief Executive Officer have been continuously monitoring the global situation, executing mitigation activities whenever and wherever required, and planning for a phased and structured return to our facilities as circumstances permit for those employees who have been remote-working.
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
The COVID-19 pandemic has not had a material adverse impact on our business, financial condition, or results of operations to date, but, at this point, the extent to which the COVID-19 pandemic may affect our future financial condition or results of operations remains uncertain and will depend on future developments that are uncertain, including the duration of the pandemic, new information that may emerge concerning the severity and longevity of the pandemic conditions created by the virus, and the actions governments, the pharmaceutical industry, competitors, suppliers, customers, patients, and others may take to contain or address its direct and indirect effects. The COVID-19 pandemic and associated mitigation measures may also have an adverse impact on healthcare systems, global economic conditions, or economic conditions in one or more regions where we, our suppliers, or our customers operate, which could have an adverse effect on our business and financial condition. We have observed some increases in customer delays and cancellations, occasional increases in absenteeism of production employees in our facilities in certain affected regions, and a small percentage of our customers expecting a reduction in demand and a larger percentage expecting an increase in demand, in each case due to circumstances relating to the COVID-19 pandemic and the responsive measures. We have also seen revenue increases and the potential for further revenue increases in some of our reporting segments related to projects seeking to address the COVID-19 pandemic or its effects. Future financial periods may reflect greater effects of the pandemic on the results of our operations, but the duration and extent of future revenues from such COVID-19 related projects are uncertain.
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
Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
The below tables summarize several financial metrics we use to measure performance for the three months ended March 31, 2021 and three months ended March 31, 2020. Refer to the discussions below regarding performance and use of key financial metrics.

Revenue and revenue at constant currency
(in millions)
Actual
Constant Currency
FY21
FY20
$1,053.3
$1,026.7
$760.6
$0
$250
$500
$750
$1,000

Gross margin (in millions) and gross margin percentage
FY21
$365.6
35%
FY20
$238.8
31%
$0
$75
$150
$225
$300
$375

Results for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 were as follows:

	Three Months Ended March 31,		FX Impact	Constant Currency Increase/(Decrease)
(Dollars in millions)	2021	2020		Change $	Change %
Net revenue	$1,053.3	$760.6	$26.6	$266.1	35%
Cost of sales	687.7	521.8	16.7	149.2	29%
Gross margin	365.6	238.8	9.9	116.9	49%
Selling, general, and administrative expenses	172.7	136.1	2.3	34.3	25%
Impairment charges and (gain) loss on sale of assets	5.3	0.6	0.1	4.6	767%
Restructuring and other costs	3.0	1.3	—	1.7	131%
Gain on sale of subsidiary	(184.0)	—	—	(184.0)	*
Operating earnings	368.6	100.8	7.5	260.3	258%
Interest expense, net	26.9	34.4	0.5	(8.0)	(23)%
Other expense, net	24.6	36.7	1.8	(13.9)	(38)%
Earnings before income taxes	317.1	29.7	5.2	282.2	950%
Income tax expense	85.3	8.8	0.4	76.1	865%
Net earnings	$231.8	$20.9	$4.8	$206.1	986%

Net Revenue

2021 vs. 2020
Year-Over-Year Change	Three Months Ended March 31,
Net Revenue
Organic	35%
Constant currency change	35%
Foreign currency translation impact on reporting	3%
Total % change	38%

Net revenue increased $266.1 million, or 35%, excluding the impact of foreign exchange, compared to the three months ended March 31, 2020. We acquired Skeletal Cell Therapy Support SA ("Skeletal") in November 2020, Delphi Genetics ("Delphi") in February 2021 and manufacturing and packaging assets from Acorda Therapeutics, Inc. ("Acorda") in February 2021. Net revenue increased 35% organically on a constant-currency basis, primarily due to robust demand across all Biologics offerings, in particular demand for our drug product and drug substance offerings for COVID-19-related programs, offset in part by the loss of volume following the voluntary recall of a previously launched product in the respiratory and ophthalmic platform in our Oral and Specialty Delivery segment and decreased demand for our customers' prescription and consumer health products in our Softgel and Oral Technologies segment.
Gross Margin
Gross margin increased $116.9 million, or 49%, compared to the three months ended March 31, 2020, excluding the impact of foreign exchange, primarily as a result of the strong margin profile for all Biologics segment offerings, including demand across our drug product and drug substance offerings for COVID-19 related programs, offset by voluntary recall impacts from our respiratory and ophthalmic specialty platform in our Oral and Specialty Delivery segment and decreased demand for our prescription and consumer health products in our Softgel and Oral Technologies segment. On a constant-currency basis, gross margin, as a percentage of revenue, increased 320 basis points to 34.6% in the three months ended March 31, 2021, compared to 31.4% in the prior-year period, primarily due to the factors described above.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased by $34.3 million, or 25%, compared to the three months ended March 31, 2020, excluding the impact of foreign exchange, which includes $0.7 million in incremental expenses from acquired companies. The year-over-year increase in selling, general, and administrative expenses was primarily due to a $22.4 million increase in employee-related costs primarily incurred for wages and bonuses, which was partially offset by $2.3 million in cost savings associated with health and welfare and $3.2 million in cost savings associated with travel and entertainment.
Additionally, selling, general, and administrative expenses were further increased by $11.7 million related to increases in information technology expenses associated with headcount increases, additional cyber security initiatives, insurance premium increases, certain market research initiatives, and COVID-19-related spend for personal protective equipment and test kits for our employees.
Restructuring and Other Costs
Restructuring and other costs of $3.0 million for the three months ended March 31, 2021 increased by $1.7 million, compared to the three months ended March 31, 2020. Restructuring charges vary period-to-period based on site consolidation efforts and other efforts to further streamline the business. In the three months ended December 31, 2020, we adopted a plan to reduce costs and optimize our Clinical Supply Services infrastructure in Western Europe by closing our facility in Bolton, U.K. and moving services to other locations in the region. For the three months ended March 31, 2021, we recognized $0.9 million of restructuring charges in association with the Bolton facility closure.
Interest Expense, net
Interest expense, net of $26.9 million for the three months ended March 31, 2021 decreased by $8.0 million, or 23%, compared to the three months ended March 31, 2020, excluding the impact of foreign exchange, driven by savings from repayment of our formerly outstanding dollar-denominated term loans, euro-denominated term loans, euro-denominated 4.75% senior notes due 2024 (the "2024 Notes"), and 4.875% senior notes due 2026 (the "2026 Notes"), partially offset by interest expenses on our euro-denominated 2.375% senior notes due 2028 (the “2028 Notes”), the new tranche of dollar-denominated term loans and our 3.125% senior notes due 2029 (the "2029 Notes"). The savings also includes $5.0 million of capitalized interest costs for the three months ended March 31, 2021.

For additional information concerning our debt and financing arrangements, including the changing mix of debt and equity in our capital structure, see “Liquidity and Capital Resources” and Note 6, Long-Term Obligations and Short-Term Borrowings to our Consolidated Financial Statements.
Other Expense, net
Other expense, net of $24.6 million for the three months ended March 31, 2021 was primarily driven by a $11.0 million premium on early redemption of the 2026 Notes, a write-off of $4.4 million of previously capitalized financing charges related to our repaid term loans and our redeemed 2026 Notes, $1.8 million of financing charges related to our outstanding term loans, and $6.9 million of non-cash foreign currency translation losses.

Other expense, net of $36.7 million for the three months ended March 31, 2020 was primarily driven by a loss of $26.3 million related to the change in fair value of the derivative liability arising from the dividend-adjustment mechanism of our series A convertible preferred stock, par value $0.01 per share (the "Series A Preferred Stock"), a write-off of $6.0 million of previously capitalized financing charges related to our repaid euro-denominated term loans under our senior secured credit facilities and our redeemed 2024 Notes, and a $10.0 million premium on early redemption of the 2024 Notes. The loss was partially offset by non-cash foreign currency translation gains of $5.3 million.
Income Tax Expense
Our provision for income taxes for the three months ended March 31, 2021 was $85.3 million relative to earnings before income taxes of $317.1 million. Our provision for income taxes for the three months ended March 31, 2020 was $8.8 million relative to earnings before income taxes of $29.7 million. The increased income tax provision for the current period was largely the result of an increase in pretax income across several jurisdictions and a $57.4 million income tax charge on the divestiture of our blow-fill-seal manufacturing business, including 100% of the shares of Catalent USA Woodstock, Inc. (collectively, the “Blow-Fill-Seal Business”), during the quarter. This was partially offset by an increase in discrete benefit items including certain equity compensation deductions. The provision for income taxes was also impacted by the geographic distribution of our pretax income resulting from our business mix, changes in the tax impact of permanent differences, restructuring, special items, and other discrete tax items that may have unique tax implications depending on the nature of the item.
Segment Review
The following charts depict the percentages of net revenue from each of our four reporting segments for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Refer below for discussions regarding each segment’s net revenue and EBITDA performance and to “Non-GAAP Metrics” for a discussion of our use of Segment EBITDA, a measure that is not defined under U.S. GAAP.

Our results on a segment basis for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 were as follows:

	Three Months Ended March 31,		FX Impact	Constant Currency Increase/(Decrease)
(Dollars in millions)	2021	2020		Change $	Change %
Biologics
Net revenue	$543.7	$250.0	$10.2	$283.5	113%
Segment EBITDA	179.9	51.9	4.3	123.7	238%
Softgel and Oral Technologies
Net revenue	243.7	242.3	7.4	(6.0)	(2)%
Segment EBITDA	59.6	60.1	1.3	(1.8)	(3)%
Oral and Specialty Delivery
Net revenue	171.7	181.4	5.9	(15.6)	(9)%
Segment EBITDA	30.7	56.2	2.3	(27.8)	(49)%
Clinical Supply Services
Net revenue	100.0	88.9	3.1	8.0	9%
Segment EBITDA	27.1	24.6	1.4	1.1	4%
Inter-segment revenue elimination	(5.8)	(2.0)	—	(3.8)	(190)%
Unallocated Costs (1)	122.6	(63.9)	(2.0)	188.5	295%
Combined totals
Net revenue	$1,053.3	$760.6	$26.6	$266.1	35%

EBITDA from operations	$419.9	$128.9	$7.3	$283.7	220%
(1) Unallocated costs include restructuring and special items, stock-based compensation, gain on sale of subsidiary, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Impairment charges and gain (loss) on sale of assets	$(5.3)	$(0.6)
Stock-based compensation	(8.4)	(8.6)
Restructuring and other special items (a)	(3.3)	(8.9)
Gain on sale of subsidiary (b)	184.0	—
Other expense, net (c)	(24.6)	(36.7)
Unallocated corporate costs, net	(19.8)	(9.1)
Total unallocated costs	$122.6	$(63.9)
(a) Restructuring and other special items during the three months ended March 31, 2021 include (i) transaction and integration costs associated with the acquisitions of Delphi, Acorda, and Skeletal, and (ii) restructuring costs associated with the closure of our Clinical Supply Services facility in Bolton, U.K. Restructuring and other special items during the three months ended March 31, 2020 include transaction and integration costs associated with our cell and gene therapy acquisitions, the disposal of a facility in Australia, and other restructuring initiatives across our network of sites.
(b) For the three months ended March 31, 2021, gain on sale of subsidiary is affiliated with divestiture of the Blow-Fill-Seal Business.
(c) Refer to Note 8, Other Expense, Net for details of financing charges and foreign currency translation adjustments recorded within other expense, net in our Consolidated Financial Statements.
Provided below is a reconciliation of net earnings to EBITDA from operations:

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Net earnings	$231.8	$20.9
Depreciation and amortization	75.9	64.8
Interest expense, net	26.9	34.4
Income tax expense	85.3	8.8
EBITDA from operations	$419.9	$128.9

Biologics segment

	2021 vs. 2020
Year-Over-Year Change	Three Months Ended March 31,
	Net Revenue	Segment EBITDA
Organic	113%	239%
Impact of acquisitions	—%	(1)%
Constant currency change	113%	238%
Foreign exchange fluctuation	4%	9%
Total % change	117%	247%
Biologics net revenue increased by $283.5 million, or 113%, excluding the impact of foreign exchange, compared to the three months ended March 31, 2020. Acquisitions did not impact net revenue growth the for the three months ended March 31, 2020. The increase was driven across all of our Biologics segment offerings, with robust end-market demand for our global drug product, drug substance, and cell and gene therapy offerings, primarily related to demand for COVID-19-related programs.
Biologics Segment EBITDA increased by $123.7 million, or 238%, excluding the impact of foreign exchange, compared to the three months ended March 31, 2020. Segment EBITDA increased 239%, compared to the three months ended March 31, 2020, excluding the impact of acquisitions. The increase was driven across all of our Biologics segment offerings, with robust end-market demand for our global drug product, drug substance, cell and gene therapy offerings, primarily related to demand for COVID-19-related programs.
Since March 31, 2020, we have acquired Skeletal and Delphi, which together decreased Segment EBITDA on an inorganic basis in our Biologics segment by 1% in the three months ended March 31, 2021 compared to the corresponding prior-year period.
Softgel and Oral Technologies segment

	2021 vs. 2020
Year-Over-Year Change	Three Months Ended March 31,
	Net Revenue	Segment EBITDA
Organic	(2)%	(3)%
Constant currency change	(2)%	(3)%
Foreign currency translation impact on reporting	3%	2%
Total % change	1%	(1)%

Softgel and Oral Technologies net revenue decreased by $6 million, or 2%, excluding the impact of foreign exchange, compared to the three months ended March 31, 2020. The decrease primarily relates to reduced end-market demand for prescription products within Europe, as well as lower demand in consumer health products, particularly in cough, cold, and over-the-counter pain relief products attributable to effects of the COVID-19 pandemic. The net revenue decrease is partially offset by strong development revenue growth.
Softgel and Oral Technologies Segment EBITDA decreased $1.8 million, or 3%, excluding the impact of foreign exchange, compared to the three months ended March 31, 2020. The decrease, similar to that of net revenue, is primarily driven by a decrease in demand in both the prescription and consumer health portfolio of products, offset in part by the margin generated from strong development revenue growth.
Oral and Specialty Delivery segment

	2021 vs. 2020
Year-Over-Year Change	Three Months Ended March 31,
	Net Revenue	Segment EBITDA
Organic	(10)%	(48)%
Impact of acquisitions	1%	(1)%
Constant currency change	(9)%	(49)%
Foreign currency translation impact on reporting	4%	4%
Total % change	(5)%	(45)%

Oral and Specialty Delivery net revenue decreased by $15.6 million, or 9%, excluding the impact of foreign exchange, compared to the three months ended March 31, 2020. Net revenue decreased 10%, compared to the three months ended March 31, 2020, excluding the impact of acquisitions. The decrease from prior-year period was primarily driven by the loss of volume following a voluntary recall of a previously launched product in our respiratory and ophthalmic platform and decreased demand for other non-Zydis orally delivered commercial products.
Oral and Specialty Delivery Segment EBITDA decreased by $27.8 million, or 49%, excluding the impact of foreign exchange, compared to the three months ended March 31, 2020. Segment EBITDA decreased 48%, compared to the three months ended March 31, 2020, excluding the impact of acquisitions. The decrease from prior-year period was primarily driven by the loss of volume and voluntary recall impact of a previously launched product in our respiratory and ophthalmic platform, inclusive of charges totaling $15.0 million, associated with the recall.
We completed the Acorda acquisition in February 2021, which increased net revenue and unfavorably impacted Segment EBITDA on an inorganic basis by 1% and 1%, respectively, in the three months ended March 31, 2021, compared to the corresponding prior-year period.
Clinical Supply Services segment

	2021 vs. 2020
Year-Over-Year Change	Three Months Ended March 31,
	Net Revenue	Segment EBITDA
Organic	9%	4%
Constant currency change	9%	4%
Foreign currency translation impact on reporting	3%	6%
Total % change	12%	10%
Clinical Supply Services net revenue increased by $8.0 million, or 9%, excluding the impact of foreign exchange, compared to the three months ended March 31, 2020. The increase was driven by strong demand in our manufacturing and packaging and storage and distribution offerings in North America.
Clinical Supply Services Segment EBITDA increased by $1.1 million, or 4%, excluding the impact of foreign exchange, compared to the three months ended March 31, 2020. The increase was driven by strong demand in our manufacturing and packaging and storage and distribution offerings in North America, partially offset by an unfavorable sales mix in Europe.
Nine Months Ended March 31, 2021 Compared to the Nine Months Ended March 31, 2020
The below tables summarize several financial metrics we use to measure performance for the nine months ended March 31, 2021 and nine months ended March 31, 2020. Refer to the discussions below regarding performance and use of key financial metrics.

Revenue and revenue at constant currency (in millions)

Actual
Constant Currency
FY21
$2,809.8
$2,755.6
FY20
$2,146.7
$0
$750
$1,500
$2,250
$3,000

Gross margin (in millions) and gross margin percentage
FY21
$912.7
33%
FY20
$648.7
30%
$0
$250
$500
$750
$1,000

Results for the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020 were as follows:

	Nine Months Ended March 31,		FX Impact	Constant Currency Increase/(Decrease)
(Dollars in millions)	2021	2020		Change $	Change %
Net revenue	$2,809.8	$2,146.7	$54.2	$608.9	28%
Cost of sales	1,897.1	1,498.0	33.4	365.7	24%
Gross margin	912.7	648.7	20.8	243.2	37%
Selling, general, and administrative expenses	502.9	419.9	4.8	78.2	19%
Impairment charges and (gain) loss on sale of assets	7.7	1.0	0.1	6.6	660%
Restructuring and other costs	9.4	2.5	0.1	6.8	272%
(Gain) loss on sale of subsidiary	(184.0)	1.1	—	(185.1)	*
Operating earnings	576.7	224.2	15.8	336.7	150%
Interest expense, net	78.1	105.6	0.9	(28.4)	(27)%
Other expense, net	5.1	37.2	5.1	(37.2)	*
Earnings before income taxes	493.5	81.4	9.8	402.3	494%
Income tax expense	90.9	14.9	1.0	75.0	503%
Net earnings	$402.6	$66.5	$8.8	$327.3	492%
 *Percentage not meaningful
Net Revenue

2021 vs. 2020
Year-Over-Year Change	Nine Months Ended March 31,
Net Revenue
Organic	24%
Impact of acquisitions	5%
Impact of divestitures	(1)%
Constant currency change	28%
Foreign currency translation impact on reporting	3%
Total % change	31%
Net revenue increased by $608.9 million, or 28%, excluding the impact of foreign exchange, compared to the nine months ended March 31, 2020. Net revenue increased 5% as a result of acquisitions, which was partially offset by a 1% decrease in net revenue due to a facility divestiture. We acquired Skeletal in November 2020, and Delphi and the manufacturing and packaging assets of Acorda in February 2021, and we divested a facility in Australia in October 2019. Net revenue increased 24%

organically on a constant-currency basis, primarily related to robust demand across all our Biologics offerings, in particular demand for our drug product and drug substance offerings for COVID-19-related programs, offset in part due to the loss of volume and voluntary recall impact of a previously launched product in the respiratory and ophthalmic specialty platform in our Oral and Specialty Delivery segment and demand decreases attributable to the COVID-19 pandemic on Softgel and Oral Technologies' net revenue.
Gross Margin
Gross margin increased by $243.2 million, or 37%, compared to the nine months ended March 31, 2020, excluding the impact of foreign exchange, primarily as a result of the strong margin profile for all Biologics segment offerings, including demand across our drug product and drug substance offerings for COVID-19 related programs. Growth was offset in part by voluntary recall impacts from our respiratory and ophthalmic specialty platform in our Oral and Specialty Delivery segment and decreased demand for our prescription and consumer health products in our Softgel and Oral Technologies segment. On a constant-currency basis, gross margin, as a percentage of revenue, increased 220 basis points to 32.4% in the nine months ended March 31, 2021, compared to 30.2% in the corresponding prior-year period, primarily due to recent acquisitions.
Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased by $78.2 million, or 19%, compared to the nine months ended March 31, 2020, excluding the impact of foreign exchange, driven by additional selling, general and administrative expenses from acquired companies of $11.9 million, including $2.2 million of incremental depreciation and amortization expense, $3.9 million for employee-related costs and $3.6 million related to various transitional services. An additional $48.3 million of employee-related cost primarily incurred for wages and bonuses, was partially offset by $9.5 million in cost savings associated with health and welfare and $9.7 million in savings related to travel and entertainment expenses.

The year-over-year increase in selling, general, and administrative expenses was also due to a $28.9 million increase in information technology spend associated with headcount increases, additional cyber security initiatives, insurance premium increases, certain market research initiatives and COVID-19-related spend for personal protective equipment and test kits for our employees.
Restructuring and Other Costs
Restructuring and other costs of $9.4 million for the nine months ended March 31, 2021 increased by $6.9 million, compared to the nine months ended March 31, 2020. Restructuring charges vary period-to-period based on site consolidation efforts and other efforts to further streamline the business. In the three months ended December 31, 2020, we adopted a plan to reduce costs and optimize our infrastructure in Western Europe by closing our Clinical Supply Services facility in Bolton, U.K. For the nine months ended March 31, 2021, we recognized $4.9 million of restructuring charges in association with the Bolton facility closure.
Interest Expense, net
Interest expense, net of $78.1 million for the nine months ended March 31, 2021 decreased by $27.5 million, or 26%, compared to the nine months ended March 31, 2020, driven by savings from repayment of our formerly outstanding dollar-denominated term loans, euro-denominated term loans, the 2024 Notes, and the 2026 Notes, partially offset by interest expenses on our 2028 Notes, new tranche of dollar-denominated term loans and the 2029 Notes. The savings also includes $15.2 million of capitalized interest costs for the nine months ended March 31, 2021.
Other Expense, net
Other expense, net of $5.1 million for the nine months ended March 31, 2021 was primarily driven by a $11.0 million premium on early redemption of the 2026 Notes, a write-off of $4.4 million of previously capitalized financing charges related to our repaid term loans and our redeemed 2026 Notes, $1.8 million of financing charges related to our outstanding term loans and a net foreign currency translation loss of $6.1 million.
Other expense, net for the nine months ended March 31, 2020 of $37.2 million was primarily driven by a loss of $24.9 million related to the change in the fair value of the derivative liability arising from the dividend adjustment mechanism of our Series A Preferred Stock, a write-off of $6.0 million of previously capitalized financing charges related to our recently repaid euro-denominated term loans under our senior secured credit facilities and our redeemed 2024 Notes, and a $10.0 million premium on early redemption of the 2024 Notes. The loss was partially offset by a foreign currency gain of $1.7 million.

Income Tax Expense
Our provision for income taxes for the nine months ended March 31, 2021 was $90.9 million relative to earnings before income taxes of $493.5 million. Our provision for income taxes for the nine months ended March 31, 2020 was $14.9 million relative to earnings before income taxes of $81.4 million. The increased income tax provision for the current nine-month period over the prior-year period was largely the result of an increase in pretax income and a $57.4 million income tax charge on the divestiture of the Blow-Fill-Seal Business during the three months ended March 31, 2021. This increase was partially offset by a $22.2 million income tax benefit for U.S. foreign tax credits resulting from an amendment to a prior-year return recognized in the three months ended September 30, 2020 and certain equity compensation deductions. The provision for income taxes was also impacted by the geographic distribution of the Company's pretax income, the tax impact of permanent differences, restructuring, special items, and other discrete tax items that may have unique tax implications depending on the nature of the item.
Segment Review
The below charts depict the percentage of revenue for each of our four segments for the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020. Refer below for discussions regarding each segment's revenue and EBITDA performance.

Our results on a segment basis for the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020 were as follows:

	Nine Months Ended March 31,		FX Impact	Constant Currency Increase/(Decrease)
(Dollars in millions)	2021	2020		Change $	Change %
Biologics
Net revenue	$1,324.7	$663.8	$21.4	$639.5	96%
Segment EBITDA	421.9	150.7	9.4	261.8	174%
Softgel and Oral Technologies
Net revenue	711.4	770.8	14.6	$(74.0)	(10)%
Segment EBITDA	143.0	171.0	3.1	$(31.1)	(18)%
Oral and Specialty Delivery
Net revenue	499.9	457.2	11.5	31.2	7%
Segment EBITDA	96.3	117.0	4.3	(25.0)	(21)%
Clinical Supply Services
Net revenue	286.2	261.4	6.7	18.1	7%
Segment EBITDA	77.4	70.2	3.0	4.2	6%
Inter-segment revenue elimination	(12.4)	(6.5)	—	(5.9)	(91)%
Unallocated Costs (1)	49.0	(134.6)	(5.9)	189.5	141%
Combined totals
Net revenue	$2,809.8	$2,146.7	$54.2	$608.9	28%

EBITDA from operations	$787.6	$374.3	$13.9	$399.4	107%
(1) Unallocated costs include restructuring and special items, stock-based compensation, gain (loss) on sale of subsidiary, impairment charges, certain other corporate-directed costs, and other costs that are not allocated to the segments as follows:

	Nine Months Ended March 31,
(Dollars in millions)	2021	2020
Impairment charges and gain (loss) on sale of assets	$(7.7)	$(1.0)
Equity compensation	(38.5)	(35.5)
Restructuring and other special items (a)	(22.9)	(28.6)
Gain (loss) on sale of subsidiary (b)	184.0	(1.1)
Other expense, net (c)	(5.1)	(37.2)
Non-allocated corporate costs, net	(60.8)	(31.2)
Total unallocated costs	$49.0	$(134.6)
(a) Restructuring and other special items during the nine months ended March 31, 2021 include (i) transaction costs for the sale of our Blow-Fill-Seal Business, (ii) transaction and integration costs associated with the acquisition of a new facility in Anagni, Italy and the Acorda, Masthercell Global Inc. (“MaSTherCell”), Delphi, and Skeletal acquisitions, (iii) restructuring costs associated with the closure of our Clinical Supply Services facility in Bolton, U.K. Restructuring and other special items during the nine months ended March 31, 2020 include transaction and integration costs associated with our cell and gene therapy acquisitions, the disposal of a facility in Australia, and other restructuring initiatives across our network of sites.
(b) For the nine months ended March 31, 2021, gain on sale of subsidiary is affiliated with the divestiture of our Blow-Fill-Seal Business. Loss on sale of subsidiary for the nine months ended March 31, 2020 is affiliated with the disposal of a facility in Australia.
(c) Refer to Note 8, Other expense, net for details of financing charges and foreign currency translation adjustments recorded within other expense, net in our Consolidated Financial Statements.

Provided below is a reconciliation of net earnings to EBITDA from operations:

	Nine Months Ended March 31,
(Dollars in millions)	2021	2020
Net earnings	$402.6	$66.5
Depreciation and amortization	216.0	187.3
Interest expense, net	78.1	105.6
Income tax expense	90.9	14.9
EBITDA from operations	$787.6	$374.3
Biologics segment

	2021 vs. 2020
Year-Over-Year Change	Nine Months Ended March 31,
	Net Revenue	Segment EBITDA
Organic	88%	169%
Impact of acquisitions	8%	5%
Constant currency change	96%	174%
Foreign exchange fluctuation	3%	6%
Total % change	99%	180%

Net revenue in our Biologics segment increased by $639.5 million, or 96%, excluding the impact of foreign exchange, compared to the nine months ended March 31, 2020. Net revenue increased 88%, compared to the nine months ended March 31, 2020, excluding the impact of acquisitions. The increase was driven across all segment offerings with robust end-market demand for our global drug product, drug substance, and cell and gene therapy offerings, primarily related to demand for COVID-19-related programs.
Biologics Segment EBITDA increased by $261.8 million, or 174%, excluding the impact of foreign exchange, compared to the nine months ended March 31, 2020. Segment EBITDA increased 169%, compared to the nine months ended March 31, 2020, excluding the impact of acquisitions. The increase was driven across all segment offerings with robust end-market demand for our global drug product, drug substance, and cell and gene therapy offerings, primarily related to demand for COVID-19-related programs.
Since December 30, 2019, we acquired a facility in Anagni, Italy, part of which operates within the Biologics segment, in addition to the MaSTherCell, Skeletal, and Delphi acquisitions, which together increased net revenue and Segment EBITDA on an inorganic basis in our Biologics segment by 8% and 5%, respectively, in the nine months ended March 31, 2021 compared to the corresponding prior-year period.
Softgel and Oral Technologies segment

	2021 vs. 2020
Year-Over-Year Change	Nine Months Ended March 31,
	Net Revenue	Segment EBITDA
Organic	(8)%	(18)%
Impact of divestitures	(2)%	—%
Constant currency change	(10)%	(18)%
Foreign exchange fluctuation	2%	2%
Total % change	(8)%	(16)%

Softgel and Oral Technologies’ net revenue decreased $74 million, or 10%, excluding the impact of foreign exchange, compared to the nine months ended March 31, 2020. Net revenue decreased 8%, compared to the nine months ended March 31, 2020, excluding the impact of divestitures. The decrease primarily relates to reduced end-market demand for prescription products within North America and Europe, as well as lower demand in consumer health products, particularly in cough, cold, and over-the-counter pain relief products attributable to the effects of the COVID-19 pandemic. The net revenue decrease is partially offset by strong development revenue growth.
Softgel and Oral Technologies’ Segment EBITDA decreased by $31.1 million, or 18%, excluding the impact of foreign exchange, compared to the nine months ended March 31, 2020. Divestitures did not impact Segment EBITDA for the nine months ended March 31, 2020. The decrease, similar to that of net revenue, is primarily driven by a decrease in demand in both the prescription and consumer health portfolio of products, offset in part by the margin generated from strong development revenue growth.
In October 2019, we divested a manufacturing facility in Australia in order to better streamline our global operations. The facility divestiture resulted in a decrease in net revenue of 2% and an increase in Segment EBITDA of less than 1%, in the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020.
Oral and Specialty Delivery segment

	2021 vs. 2020
Year-Over-Year Change	Nine Months Ended March 31,
	Net Revenue	Segment EBITDA
Organic	(3)%	(35)%
Impact of acquisitions	10%	14%
Constant currency change	7%	(21)%
Foreign exchange fluctuation	2%	3%
Total % change	9%	(18)%
Net revenue in our Oral and Specialty Delivery segment increased by $31.2 million, or 7%, compared to the nine months ended March 31, 2020, excluding the impact of foreign exchange. Net revenue decreased 3%, compared to the nine months ended March 31, 2020, excluding the impact of acquisitions. The loss of volume resulting from the voluntary recall of a previously-launched product in our respiratory and ophthalmic specialty platform and decreased demand for other non-Zydis orally delivered commercial products were partially offset by increased demand for the segment’s orally delivered Zydis commercial products and early-phase development programs.
Oral and Specialty Delivery’s Segment EBITDA decreased by $25.0 million, or 21%, compared to the nine months ended March 31, 2020, excluding the impact of foreign exchange. Segment EBITDA decreased 35% compared to the nine months ended March 31, 2020, excluding the impact of acquisitions. The decrease from prior-year period was primarily driven by the loss of volume and voluntary recall impact of a previously launched product in our respiratory and ophthalmic platform, inclusive of charges totaling $29 million, associated with the recall. Increased demand for the segment’s orally delivered Zydis commercial products and favorable manufacturing efficiencies within our respiratory and ophthalmic specialty platform partially offset the charges associated with this product recall.
Clinical Supply Services segment

	2021 vs. 2020
Year-Over-Year Change	Nine Months Ended March 31,
	Net Revenue	Segment EBITDA
Organic	7%	6%
Constant currency change	7%	6%
Foreign exchange fluctuation	2%	4%
Total % change	9%	10%
Clinical Supply Services’ net revenue increased by $18.1 million, or 7%, compared to the nine months ended March 31, 2020, excluding the impact of foreign exchange. The increase was driven by strong demand in our manufacturing and packaging and storage and distribution offerings in North America.

Clinical Supply Services’ Segment EBITDA increased by $4.2 million, or 6%, excluding the impact of foreign exchange, compared to the nine months ended March 31, 2020, primarily due to strong global demand in our manufacturing and packaging and storage and distribution businesses, partially offset by an unfavorable sales mix in Europe.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of liquidity have been cash flows generated from operations and occasional capital market activities. The principal uses of cash are to fund operating and capital expenditures, business or asset acquisitions, interest payments on debt, the payment of deferred purchase consideration from the Catalent Indiana, LLC acquisition, the payment of the quarterly dividend on the Series A Preferred Stock, and any mandatory or discretionary principal payment on our debt. At the current stated value of the Series A Preferred Stock outstanding as of March 31, 2021, the aggregate amount of each regular quarterly dividend, if paid in cash, is approximately $4.8 million. As of March 31, 2021, Catalent Pharma Solutions, Inc., the our principal operating subsidiary (“Operating Company”), following the February 2021 execution of Amendment No. 5 to the amended and restated credit agreement, dated as of May 20, 2014, governing its senior secured credit facilities (as amended, the “Credit Agreement”), had available a $725.0 million revolving credit facility that matures in May 2024, the capacity of which was reduced by $6.3 million in letters of credit outstanding as of March 31, 2021. The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings, referred to as swing-line borrowings.
We believe that our cash on hand, cash from operations, and available borrowings under our revolving credit facility will be adequate to meet our future liquidity needs for at least the next twelve months, including our quarterly regular dividend on the Series A Preferred Stock, if paid in cash, as well as the amounts expected to become due with respect to our pending capital projects. We have no significant maturity under any of our bank or note debt until the July 2027 maturity of our U.S. dollar-denominated 5.0% senior notes due 2027 (the "2027 Notes”). As of March 31, 2021, we had only one remaining payment of $50.0 million, due in October 2021, on the deferred purchase consideration for the acquisition of Catalent Indiana, LLC.
Cash Flows
The following table summarizes our consolidated statements of cash flows:

	Nine Months Ended March 31,
(Dollars in millions)	2021	2020	$ Change
Net cash provided by (used in):
Operating activities	$298.7	$267.6	$31.1
Investing activities	$(435.9)	$(664.8)	$228.9
Financing activities	$159.3	$670.7	$(511.4)
Operating Activities
For the nine months ended March 31, 2021, cash provided by operating activities was $298.7 million, compared to $267.6 million for the corresponding prior-year period. Cash flow from operating activities for the nine months ended March 31, 2021 increased primarily due to an increase in operating earnings, which increased from $224.2 million in the corresponding prior-year period to $576.7 million for the nine months ended March 31, 2021, which was partially offset by an unfavorable impact from inventory due to an increase of materials on-hand to assure adequate supply during the pandemic and an increase in in-process inventory.
Investing Activities
For the nine months ended March 31, 2021, cash used in investing activities was $435.9 million, compared to $664.8 million for the nine months ended March 31, 2020. The decrease in cash used in investing activities was primarily driven by a $266.0 million increase in proceeds from sale of subsidiary and a $232.6 million decrease in cash used for business acquisition activities, partially offset by an increase in cash used in the acquisition of property, plant, and equipment, which totaled $497.1 million in the nine months ended March 31, 2021 compared to $303.5 million for the nine months ended March 31, 2020.
Financing Activities
For the nine months ended March 31, 2021, cash provided by financing activities was $159.3 million, compared to $670.7 million for the nine months ended March 31, 2020. The decrease in cash provided by financing activities was primarily driven by a $412.4 million decrease in net proceeds from equity offerings from the prior year period and a $188.4 million decrease in net cash received from the issuance of new long-term debt compared to the prior year period.

Guarantees and Security
The Senior Notes
All obligations under Operating Company's 2027 Notes, 2028 Notes, and 2029 Notes (collectively, the "Senior Notes") are general, unsecured, and subordinated to all existing and future secured indebtedness of the guarantors to the extent of the value of the assets securing such indebtedness. Each of the Senior Notes is separately guaranteed by all they Company's wholly owned U.S. subsidiaries that guarantee the senior secured credit facilities. None of the Senior Notes is guaranteed by either PTS Intermediate Holdings LLC or Catalent, Inc.
Debt Covenants
Senior Secured Credit Facilities
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s (and the Company’s restricted subsidiaries’) ability to incur additional indebtedness or issue certain preferred shares; create liens on assets; engage in mergers and consolidations; sell assets; pay dividends and distributions or repurchase capital stock; repay subordinated indebtedness; engage in certain transactions with affiliates; make investments, loans, or advances; make certain acquisitions; enter into sale and leaseback transactions; amend material agreements governing the Company’s subordinated indebtedness; and change the Company’s lines of business.
The Credit Agreement also contains change-of-control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of March 31, 2021, we were in compliance with all material covenants under the Credit Agreement.
Subject to certain exceptions, the Credit Agreement permits us and our restricted subsidiaries to incur certain additional indebtedness, including secured indebtedness. None of our non-U.S. subsidiaries or our Puerto Rico subsidiary is a guarantor of the loans.
Under the Credit Agreement, our ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments, and paying certain dividends is tied to ratios based on Adjusted EBITDA (which is defined as “Consolidated EBITDA” in the Credit Agreement). Adjusted EBITDA is based on the definitions in the Credit Agreement, is not defined under U.S. GAAP, and is subject to important limitations.
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

The Senior Notes
The several indentures governing each series of the Senior Notes (collectively, the “Indentures”) contain certain covenants that, among other things, limit our ability to incur or guarantee more debt or issue certain preferred shares; pay dividends on, repurchase, or make distributions in respect of their capital stock or make other restricted payments; make certain investments; sell certain assets; create liens; consolidate, merge, sell; or otherwise dispose of all or substantially all of their assets; enter into certain transactions with their affiliates, and designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions, limitations, and qualifications as set forth in the Indentures. The Indentures also contain customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of Operating Company or certain of its subsidiaries. Upon an event of default, either the holders of at least 30% in principal amount of each of the then-outstanding series of Senior Notes, or the applicable Trustee under the Indentures, may declare the applicable Senior Notes immediately due and payable; or in certain circumstances, the applicable Senior Notes will become automatically immediately due and payable. As of March 31, 2021, Operating Company was in compliance with all material covenants under the Indentures.
Geographic Allocation of Cash
As of March 31, 2021 and June 30, 2020, our non-U.S. subsidiaries held cash and cash equivalents of $308.8 million and $228.0 million, respectively, out of the total consolidated cash and cash equivalents of $988.1 million and $953.2 million, respectively. These balances are dispersed across many locations around the world.

Interest Rate Risk Management
A portion of the debt used to finance our operations is exposed to interest-rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed- and floating-rate assets and liabilities. In February 2021, we replaced one interest-rate swap agreement with Bank of America N.A. with another, and each acts or acted as a hedge against the economic effect of a portion of the variable-interest obligation associated with our U.S dollar-denominated term loans under our senior secured credit facilities, so that the interest payable on that portion of the debt becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on future interest expense. The applicable rate for the U.S. dollar-denominated term loan under the Credit Agreement was LIBOR (subject to a floor of 0.50%) plus 2.00% as of March 31, 2021; however, as a result of the interest-rate swap agreement, the floating portion of the applicable rate on $500.0 million of the term loan was effectively fixed at 0.9985% as of March 31, 2021.
Currency Risk Management
We are exposed to fluctuations in the euro-U.S. dollar exchange rate on our investments in our foreign operations in Europe. While we do not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in euros. At March 31, 2021, we had $974.0 million of euro-denominated debt outstanding that qualifies as a hedge of a net investment in foreign operations. Refer to Note 10 to our Consolidated Financial Statements for further discussion of net investment hedge activity in the period.
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

(Dollars in millions)	Total	Fiscal 2021	Fiscal 2022-Fiscal 2023	Fiscal 2024-Fiscal 2025	Thereafter
Venture capital investment commitments (1)	$10.7	$10.7	$—	$—	$—

(1) The timing of the remaining capital commitment payments to venture capital funds is subject to the procedures of the limited liability partnerships and limited liability companies; the above table reflects the earliest possible date the payment can be required under the relevant agreements.

Off-Balance Sheet Arrangements
Other than short-term operating leases and outstanding letters of credit as discussed above, we do not have any material off-balance sheet arrangement as of March 31, 2021.

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
In February 2021, we entered into an interest-rate swap agreement with Bank of America N.A. as a hedge against the economic effect of a portion of the variable-interest obligation associated with our U.S dollar-denominated term loans under our senior secured credit facilities, so that the interest payable on that portion of the debt becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on future interest expense. The applicable rate for the U.S. dollar-denominated term loan under our Credit Agreement was LIBOR (subject to a floor of 0.50%) plus 2.00% as of March 31, 2021; however, as a result of the interest-rate swap agreement, the floating portion of the applicable rate on $500.0 million of the term loan was effectively fixed at 0.9985% as of March 31, 2021.
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

Item 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any control or procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2021, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Purchase of Equity Securities

None.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

Item 5.    OTHER INFORMATION
Not applicable.

Item 6.    EXHIBITS
Exhibits:

4.1	Indenture, dated February 22, 2021, by and among Catalent Pharma Solutions, Inc., the subsidiary guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 22, 2021).

4.2	Form of 3.125% Senior Notes due 2029 (included as part of Exhibit 4.1 above).

10.1	Amendment No. 5 to Amended and Restated Credit Agreement, dated as of February 22, 2021, by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, JP Morgan Chase Bank, N.A., as the administrative agent, collateral agent, swing line lender, and letter of credit issuer, and the lenders and other parties thereto, which amends that certain Amended and Restated Credit Agreement, dated as of May 20, 2014 (as amended), by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, JP Morgan Chase Bank, N.A., as the successor administrative agent, collateral agent, swing line lender, and letter of credit issuer, and the lenders and other parties thereto (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 22, 2021).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.1	The following financial information from Catalent, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in inline XBRL: (i) Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2021 and 2020; (ii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended March 31, 2021 and 2020 (iii) Consolidated Balance Sheets as of March 31, 2021 and June 30, 2020; (iv) Consolidated Statement of Changes in Shareholders’ Equity as of March 31, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2021 and 2020; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	The cover page of this Quarterly Report on Form 10-Q, formatted as Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALENT, INC. (Registrant)

Date:	May 4, 2021	By:	/s/ Wetteny Joseph
Wetteny Joseph
Senior Vice President & Chief Financial Officer