Form 10-Q
period 2021-09-30
Catalent, Inc.
filed 2021-11-02
CIK 1596783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
(732) 537-6200
Registrant's telephone number, including area code
____________________________________
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

On October 26, 2021, there were 171,188,042 shares of the Registrant's common stock, par value $0.01 per share, issued and outstanding.

CATALENT, INC.
Index to Form 10-Q
For the Three Months Ended September 30, 2021

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
Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include, but are not limited to, those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (the “Fiscal 2021 10-K”) and others, which are summarized below:
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

Risks Relating to Our Series A Preferred Stock

•The outstanding shares of our Series A Convertible Preferred Stock, par value $0.01 ("Series A Preferred Stock") reduce the relative voting power of holders of our common stock, par value $0.01 (the “Common Stock”), dilute the ownership of those holders, and may adversely affect the market price of our Common Stock.
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

PART I.    FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Catalent, Inc.
Consolidated Statements of Operations
(Unaudited; dollars in millions, except per share data)

	Three Months Ended September 30,
	2021	2020
Net revenue	$1,025	$846
Cost of sales	701	597
Gross margin	324	249
Selling, general, and administrative expenses	183	165
Gain on sale of subsidiary	(1)	—
Other operating expense	4	2
Operating earnings	138	82
Interest expense, net	26	26
Other expense (income), net	9	(11)
Earnings before income taxes	103	67
Income tax expense (benefit)	10	(15)
Net earnings	93	82
Less: Net earnings attributable to preferred shareholders	(9)	(13)
Net earnings attributable to common shareholders	$84	$69

Earnings per share:
Basic
Net earnings	$0.49	$0.42
Diluted
Net earnings	$0.49	$0.41

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited; dollars in millions)

	Three Months Ended September 30,
	2021	2020
Net earnings	$93	$82
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(14)	16
Pension and other post-retirement adjustments	1	—
Derivatives and hedges	1	—
Other comprehensive income (loss), net of tax	(12)	16
Comprehensive income	$81	$98

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc.
Consolidated Balance Sheets
(Unaudited; in millions, except share and per share data)

	September 30, 2021	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,969	$896
Trade receivables, net of allowance for credit losses of $15 and $12, respectively	831	1,012
Inventories	622	563
Prepaid expenses and other	459	376
Marketable securities	50	71
Total current assets	3,931	2,918
Property, plant, and equipment, net of accumulated depreciation of $1,215 and $1,179, respectively	2,581	2,524
Other assets:
Goodwill	2,531	2,519
Other intangibles, net	793	817
Deferred income taxes	70	66
Other long-term assets	277	268
Total assets	$10,183	$9,112

LIABILITIES, REDEEMABLE PREFERRED STOCK, AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$79	$75
Accounts payable	363	385
Other accrued liabilities	654	736
Total current liabilities	1,096	1,196
Long-term obligations, less current portion	4,225	3,166
Pension liability	133	137
Deferred income taxes	171	164
Other liabilities	178	175
Commitment and contingencies (see Note 15)
Total liabilities	5,803	4,838
Redeemable preferred stock, $0.01 par value; 1.0 million shares authorized at September 30 and June 30, 2021; 384,777 shares issued and outstanding at September 30 and June 30, 2021	359	359
Shareholders' equity:
Common stock, $0.01 par value; 1.0 billion shares authorized at September 30 and June 30, 2021; 171.0 million and 170.5 million issued and outstanding at September 30 and June 30, 2021, respectively	2	2
Preferred stock, $0.01 par value; 99 million authorized at September 30 and June 30, 2021; 0 issued and outstanding at September 30 and June 30, 2021	—	—
Additional paid in capital	4,234	4,205
Retained earnings	114	25
Accumulated other comprehensive loss	(329)	(317)
Total shareholders' equity	4,021	3,915
Total liabilities, redeemable preferred stock, and shareholders' equity	$10,183	$9,112
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc.
Consolidated Statement of Changes in Shareholders' Equity
(Unaudited; dollars in millions, except share data in thousands)

Three Months Ended September 30, 2021

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Redeemable Preferred Stock
Balance at June 30, 2021	170,549	$2	$4,205	$25	$(317)	$3,915	$359
Share issuances related to stock- based compensation	484	—	—	—	—	—	—
Stock-based compensation	—	—	21	—	—	21	—
Cash paid, in lieu of equity, for tax withholding	—	—	(4)	—	—	(4)	—
Exercise of stock options	—	—	8	—	—	8	—
Employee stock purchase plan	—	—	4	—	—	4	—
Preferred dividend ($12.50 per share of redeemable preferred stock)	—	—	—	(4)	—	(4)	—
Net earnings	—	—	—	93	—	93	—
Other comprehensive loss, net of tax	—	—	—	—	(12)	(12)	—
Balance at September 30, 2021	171,033	$2	$4,234	$114	$(329)	$4,021	$359

Three Months Ended September 30, 2020

Columns may not foot due to rounding	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Redeemable Preferred Stock
Balance at June 30, 2020	162,788	$2	$3,819	$(535)	$(386)	$2,900	$607
Equity offering, sale of common stock	1,162	—	82	—	—	82	—
Share issuances related to stock- based compensation	617	—	—	—	—	—	—
Stock-based compensation	—	—	19	—	—	19	—
Cash paid, in lieu of equity, for tax withholding	—	—	(20)	—	—	(20)	—
Employee stock purchase plan			1			1
Preferred dividend	—	—	—	(8)	—	(8)	—
Net earnings	—	—	—	82	—	82	—
Other comprehensive income, net of tax	—	—	—	—	16	16	—
Balance at September 30, 2020	164,567	$2	$3,901	$(461)	$(370)	$3,072	$607

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc.
Consolidated Statements of Cash Flows
(Unaudited; dollars in millions)

	Three Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$93	$82
Adjustments to reconcile net earnings to net cash from operations:
Depreciation and amortization	81	69
Non-cash foreign currency transaction (gain) loss, net	9	(4)
Amortization of debt issuance costs	2	2
Impairments charges and (gain) loss on sale of assets	3	2
Gain on sale of subsidiary	(1)	—
Financing-related charges	4	—
Gain on derivative instrument	(2)	(9)
Stock-based compensation	21	19
Benefit for deferred income taxes	(8)	(11)
Provision for bad debts and inventory	10	8
Change in operating assets and liabilities:
Decrease in trade receivables	185	144
Increase in inventories	(63)	(66)
(Decrease) increase in accounts payable	(6)	7
Other assets/accrued liabilities, net—current and non-current	(165)	(93)
Net cash provided by operating activities	163	150
CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property, equipment, and other productive assets	(154)	(150)
Proceeds from maturity of marketable securities	20	—
Settlement on sale of subsidiaries, net	(3)	—
Payment for acquisitions, net of cash acquired	(26)	—
Payment made for investments	(4)	(1)
Net cash used in investing activities	(167)	(151)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in other borrowings	—	(4)
Proceeds from borrowing, net	1,096	—
Payments related to long-term obligations	(3)	(2)
Financing fees paid	(15)	—
Dividends paid	(4)	(8)
Proceeds from sale of common stock, net	—	82
Cash paid, in lieu of equity, for tax-withholding obligations	(4)	(20)
Exercise of stock options	8	—
Other financing activities	4	2
Net cash provided by financing activities	1,082	50
Effect of foreign currency exchange on cash and cash equivalents	(5)	5
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,073	54
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	896	953
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,969	$1,007
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$40	$43
Income taxes paid, net	$15	$9
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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending June 30, 2022. The consolidated balance sheet at June 30, 2021 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information on the Company's accounting policies and footnotes, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 filed with the Securities and Exchange Commission (the “SEC”).

Reclassifications
Certain prior-period amounts have been reclassified to conform to the current period presentation. These reclassifications did not have a material impact on the consolidated statements of operations, consolidated balance sheets, consolidated statements of cash flows, or notes to the consolidated financial statements.

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
Depreciation Expense
Depreciation expense was $58 million and $46 million, for the three months ended September 30, 2021 and 2020, respectively. Depreciation expense includes amortization of assets related to finance leases. The Company charges repairs and maintenance costs to expense as incurred.
Research and Development Costs
The Company expenses research and development costs as incurred. Research and development costs amounted to $6 million for both the three months ended September 30, 2021 and 2020.
Marketable Securities

The Company classifies its marketable securities as available-for-sale, because it may sell certain of its marketable securities prior to the stated maturity for various reasons, including management of liquidity, credit risk, duration, relative return, and asset allocation. The Company determines the fair value of each marketable security in its portfolio at each period end and recognizes gains and losses in the portfolio in other comprehensive income. As of September 30, 2021, the amortized cost basis of marketable securities approximates fair value and all outstanding marketable securities mature within one year.

Recent Financial Accounting Standards
Recently Adopted Accounting Standards
In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the incremental approach for intra-period allocation, deferred tax recognition requirement for changes in equity method investments and non U.S. subsidiaries, and methodology for calculating income taxes in an interim period. The guidance also simplifies certain aspects of the accounting for franchise taxes, the accounting for step-up in the tax basis of goodwill, and accounting for the change in the enacted change in tax laws or rates. The Company adopted the guidance on July 1, 2021. The adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations.
In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plan, which removes certain disclosures and added additional disclosures around weighted-average interest crediting rates for cash balance plans and explanation for significant gains and losses related to change in the benefit obligation for the period. The Company adopted the guidance on July 1, 2021. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
New Accounting Standards Not Adopted as of September 30, 2021
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance to ease the potential burden in accounting for the discontinuation of a reference rate such as LIBOR, formerly known as the London Interbank Offered Rate, because of reference rate reform. The expedients and exceptions provided by the guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.
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
The following tables allocate revenue, for the three months ended September 30, 2021 and 2020, by type of activity and reporting segment (in millions):

Three Months Ended September 30, 2021	Biologics	Softgel and Oral Technologies	Oral and Specialty Delivery	Clinical Supply Services	Total
Manufacturing & commercial product supply	$134	$207	$88	$—	$429
Development services	412	36	58	—	506
Clinical supply services	—	—	—	96	96
Total	$546	$243	$146	$96	$1,031
		Inter-segment revenue elimination			(6)
			Combined net revenue		$1,025

Three Months Ended September 30, 2020	Biologics	Softgel and Oral Technologies	Oral and Specialty Delivery	Clinical Supply Services	Total
Manufacturing & commercial product supply	$90	$190	$104	$—	$384
Development services	287	31	55	—	373
Clinical supply services	—	—	—	93	93
Total	$377	$221	$159	$93	$850
		Inter-segment revenue elimination			(4)
			Combined net revenue		$846

The following table allocates revenue by the location where the goods were made or the service performed:

	Three Months Ended September 30,
(Dollars in millions)	2021	2020
United States	$630	$517
Europe	351	281
Other	72	69
Elimination of revenue attributable to multiple locations	(28)	(21)
Total	$1,025	$846

Contract Liabilities
Contract liabilities relate to cash consideration that the Company receives in advance of satisfying the related performance obligations. The contract liabilities balance (current and non-current) as of September 30, 2021 and June 30, 2021 are as follows:

(Dollars in millions)
Balance at June 30, 2021	$321
Balance at September 30, 2021	$299
Revenue recognized in the period from amounts included in contracts liability at the beginning of the period:	$82

Contract liabilities that will be recognized within 12 months of September 30, 2021 are accounted for in Other accrued liabilities and those that will be recognized longer than 12 months after September 30, 2021 are accounted for within Other liabilities.

Contract Assets
Contract assets primarily relate to the Company's conditional right to receive consideration for services that have been performed for a customer as of September 30, 2021 relating to the Company's development services but had not yet been invoiced as of September 30, 2021. Contract assets are transferred to trade receivables, net when the Company’s right to receive the consideration becomes unconditional. Contract assets totaled $224 million and $181 million as of September 30, 2021 and June 30, 2021, respectively. Contract assets are included in prepaid expenses and other in the consolidated balance sheets.
3.    BUSINESS COMBINATIONS AND DIVESTITURES
Skeletal Cell Therapy Support SA Acquisition
In November 2020, the Company acquired 100% of the equity interest in Skeletal Cell Therapy Support SA (“Skeletal”) for $15 million, as well as related supply agreements with the seller. Skeletal operates a cell therapy manufacturing facility in Gosselies, Belgium. The operations were assigned to the Company’s Biologics segment, expanding the Company’s cell therapy capacity for clinical and commercial supply. The acquisition, when combined with the Company's other European-based facilities and capabilities in cell therapy, has created an integrated European center of excellence in cell therapy.

The Company accounted for the Skeletal acquisition using the acquisition method in accordance with ASC 805. The Company funded the entire purchase price with cash on hand and allocated the purchase price among the acquired assets, recognizing goodwill of $9 million. The Company allocated the remainder of the purchase price to trade receivables, property, plant, and equipment, and other current and non-current assets and liabilities assumed in the acquisition. Results for the three months ended September 30, 2021 were not material to the Company’s statement of operations, financial position, or cash flows.
Acorda Therapeutics, Inc. Acquisition
In February 2021, the Company acquired the manufacturing and packaging operations of Acorda Therapeutics, Inc.'s (“Acorda”) dry powder inhaler and spray dry manufacturing business, including its manufacturing facility located near Boston, Massachusetts, for $83 million, subject to customary adjustments. In connection with the purchase, Acorda and the Company entered into a long-term supply agreement, under which the Company will continue the manufacture and packaging of an Acorda product at the facility. The facility and operations became part of the Company’s Oral and Specialty Delivery segment. Results of the business acquired were not material to the Company's statement of operations, financial position, or cash flows for the three months ended September 30, 2021.

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
Delphi Genetics SA Acquisition
In February 2021, the Company acquired 100% of the equity interest in Delphi Genetics SA (“Delphi”) for $50 million, subject to customary adjustments. Delphi is a plasmid DNA (pDNA) cell and gene therapy contract development and manufacturing organization based in Gosselies, Belgium. The facility and operations acquired became part of the Company’s Biologics segment. Results of the business acquired were not material to the Company's statement of operations, financial position, or cash flows for the three months ended September 30, 2021.
The Company accounted for the Delphi transaction using the acquisition method in accordance with ASC 805. The Company funded the entire purchase price with cash on hand and preliminarily allocated the purchase price recognizing property, plant, and equipment of $4 million, intangible assets of $7 million, other current assets of $3 million, assumed debt of $6 million, other current liabilities of $1 million and goodwill of $43 million.
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
Hepatic Cell Therapy Support SA Asset Acquisition
In April 2021, the Company acquired 100% of the equity interest in Hepatic Cell Therapy Support SA (“Hepatic”) for approximately $15 million, net of cash acquired and debt assumed. Hepatic operates a manufacturing facility at the same location where Skeletal operates a cell therapy manufacturing facility in Gosselies, Belgium. The facility acquired expands the Company’s cell therapy capacity for clinical and commercial supply in its Biologics segment.
The Company accounted for the Hepatic transaction as an asset acquisition in accordance with ASC 805. The Company funded the entire purchase price with cash on hand and allocated the purchase price to the assets acquired and liabilities assumed recognizing property, plant, and equipment of $13 million, other current and non-current assets of $3 million, and assumed debt of $1 million.
RheinCell Therapeutics GmbH Acquisition

In August 2021, the Company acquired 100% of the equity interest in RheinCell Therapeutics GmbH (“RheinCell”) for approximately $26 million, net of cash acquired. RheinCell is a developer and manufacturer of cGMP-grade induced pluripotent stem cells (“iPSCs”) based in Lagenfeld, Germany. The operations acquired became part of the Company’s Biologics segment and builds upon Catalent’s existing custom cell therapy process development and manufacturing capabilities with proprietary cGMP cell lines for iPSC-based therapies.
The Company accounted for the RheinCell transaction using the acquisition method in accordance with ASC 805. The Company funded the entire purchase price with cash on hand and preliminarily allocated the purchase price recognizing $3 million of other assets, $4 million of other current liabilities and goodwill of $27 million. Results of the business acquired were not material to the Company's statement of operations, financial position, or cash flows for the three months ended September 30, 2021.
The Company has not completed its analysis regarding the assets acquired and liabilities assumed. Therefore, the allocation to property, plant, and equipment, intangible assets, goodwill, and income taxes are preliminary and subject to finalization. The Company expects to finalize its allocation over the next several months, but, in any event, within one year from the acquisition date.
Bettera Holdings, LLC Acquisition

In August 2021, the Company entered into an agreement to acquire Bettera Holdings, LLC (“Bettera”) for approximately $1.00 billion, subject to customary adjustments. Bettera is a manufacturer of nutraceuticals and nutritional supplements in gummy, soft chew, and lozenge delivery formats. On October 1, 2021, the Company completed the acquisition. For further details, see Note 18, Subsequent Events.
Blow-Fill-Seal Divestiture
In March 2021, the Company sold 100% of the shares of Catalent USA Woodstock, Inc. and certain related assets (collectively, the “Blow-Fill-Seal Business”) to a subsidiary of SK Capital Partners, LP for $300 million cash, a $50 million note receivable (estimated fair value of $47 million) as well as potential additional contingent consideration (up to $50 million) dependent upon the performance of aspects of the Blow-Fill-Seal Business. The Blow-Fill-Seal Business was part of the Oral and Specialty Delivery segment. The carrying value of the net assets sold was $149 million, which included goodwill of $54 million. As a result of the sale, the Company realized a gain from sale of subsidiary of $182 million, net of transaction costs, for the fiscal year ended June 30, 2021.
During three months ended September 30, 2021, the Company settled a post-closing purchase price adjustment, which resulted in a gain on sale of subsidiary of $1 million.
All consideration received was measured at its divestiture date fair value. The Company valued the total consideration received from divestiture of the Blow-Fill-Seal Business as follows:

(Dollars in millions)	Fair value of consideration received
Cash, gross	$300
Note receivable (1)	47
Contingent consideration (2)	—
Other (3)	(16)
Total	$331

(1)    The note receivable, which provides for interest at a rate of 5.0% paid in kind, had an estimated fair value of $47 million, which is the $50 million aggregate principal amount less a $3 million discount determined using a discounted cash flow model with the market interest rate as a significant input.
(2)    The Company determined that the estimated fair value of the contingent consideration from the sale of the Blow-Fill-Seal     Business at September 30, 2021 is zero, and therefore, no contingent consideration was recorded as a result of the divestiture of the Blow-Fill-Seal Business. If any contingent consideration is subsequently received, it will be recorded in the period in which it is received. The Company has elected an accounting policy to recognize increases in the carrying amount of the contingent consideration asset using the gain contingency guidance in ASC 450, Contingencies.
(3)    Other includes $8 million of transaction expenses, a working capital adjustment of $6 million, and a $2 million assumption of liabilities to create cumulative net cash proceeds of $284 million.

4.    GOODWILL
The following table summarizes the changes between June 30, 2021 and September 30, 2021 in the carrying amount of goodwill in total and by segment:

(Dollars in millions)	Biologics	Softgel and Oral Technologies	Oral and Specialty Delivery	Clinical Supply Services	Total
Balance at June 30, 2021	$1,531	$516	$316	$156	$2,519
Additions(1)	25	—	—	—	25
Foreign currency translation adjustments	(6)	(4)	(2)	(1)	(13)
Balance at September 30, 2021	$1,550	$512	$314	$155	$2,531

(1) The addition to goodwill in the Biologics segment relates to the RheinCell acquisition and the Delphi acquisition. For further details, see Note 3, Business Combinations and Divestitures.
The Company recorded no impairment charge to goodwill in the current period.

5.    OTHER INTANGIBLES, NET
The details of other intangibles as of September 30, 2021 and June 30, 2021 are as follows:

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
September 30, 2021
Amortized intangibles:
Core technology	19 years	$139	$(95)	$44
Customer relationships	13 years	1,018	(321)	697
Product relationships	8 years	252	(210)	42
Other	5 years	19	(9)	10
Total other intangibles		$1,428	$(635)	$793

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2021
Amortized intangibles:
Core technology	19 years	$140	$(94)	$46
Customer relationships	14 years	1,024	(306)	718
Product relationships	11 years	281	(237)	44
Other	5 years	17	(8)	9
Total other intangibles		$1,462	$(645)	$817
Amortization expense related to other intangible assets was $23 million for both the three months ended September 30, 2021 and 2020.
Future amortization expense related to other intangible assets for the next five fiscal years is estimated to be:

(Dollars in millions)	Remainder Fiscal 2022	2023	2024	2025	2026	2027
Amortization expense	$69	$92	$91	$90	$82	$69

6.    LONG-TERM OBLIGATIONS AND SHORT-TERM BORROWINGS
Long-term obligations and short-term borrowings consisted of the following at September 30, 2021 and June 30, 2021:

(Dollars in millions)	Maturity	September 30, 2021	June 30, 2021
Senior secured credit facilities
Term loan facility B-3	February 2028	$1,444	$997
5.000% senior notes due 2027	July 2027	500	500
2.375% Euro senior notes due 2028(1)	March 2028	965	984
3.125% senior notes due 2029	February 2029	550	550
3.500% senior notes due 2030	April 2030	650	—
Deferred purchase consideration	October 2021	50	50
Financing lease obligations	2021 to 2038	188	193
Other obligations	2021 to 2028	3	3
Unamortized discount and debt issuance costs		(46)	(36)
Total debt		$4,304	$3,241
Less: current portion of long-term obligations and other short-term borrowings		79	75
Long-term obligations, less current portion		$4,225	$3,166
(1) The decrease in euro-denominated debt is primarily due to large fluctuations in foreign currency exchange rates.
Senior Secured Credit Facilities and Sixth Amendment to the Credit Agreement
In September 2021, Operating Company entered into Amendment No. 6 (the "Sixth Amendment") to its Amended and Restated Credit Agreement, dated May 20, 2014 (as subsequently amended, the "Credit Agreement"). Pursuant to the Sixth Amendment, Operating Company incurred an additional $450 million aggregate principal amount of U.S. dollar-denominated term loans (the "Incremental Term B-3 Loans") and amended the quarterly amortization from 0.25% to 0.2506% for the Incremental Term B-3 Loans and all of the remaining U.S. dollar-denominated term loans outstanding (together with the Incremental Term B-3 Loans, the “Term B-3 Loans”). The Incremental Term B-3 Loans otherwise feature the same principal terms as the existing Term B-3 Loans, with an interest rate of one-month LIBOR (subject to a floor of 0.50%) plus 2.00% per annum and a maturity date of February 2028. The proceeds of the Incremental Term B-3 Loans, after payment of the offering fees and expenses, were used in part to fund a portion of the consideration paid at the closing of the Bettera acquisition.
3.500% Senior Notes due 2030
In September 2021, Operating Company completed a private offering of $650 million aggregate principal amount of 3.500% Senior Notes due 2030 (the "2030 Notes"). The 2030 Notes are fully and unconditionally guaranteed, jointly and severally, by all of the wholly owned U.S. subsidiaries of Operating Company that guarantee its senior secured credit facilities. The 2030 Notes were offered in the U.S. to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and outside the U.S. only to non-U.S. investors pursuant to Regulation S under the Securities Act. The 2030 Notes will mature on April 1, 2030 and bear interest at the rate of 3.500% per annum payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2022. The proceeds of the 2030 Notes, after payment of the offering fees and expenses, were used to fund a portion of the consideration paid at the closing of the Bettera acquisition.
Deferred Purchase Consideration
In connection with the acquisition of Catalent Indiana, LLC in October 2017, $200 million of the $950 million aggregate nominal purchase price was payable in $50 million installments on each of the first four anniversaries of the closing date. The Company made installment payments in October 2018, October 2019, and October 2020 and paid the final installment in October 2021.

Measurement of the Estimated Fair Value of Debt

The estimated fair value of the Company’s senior secured credit facilities and other senior indebtedness is classified as a Level 2 determination (see Note 11, Fair Value Measurements, for a description of the method by which fair value classifications are determined) in the fair-value hierarchy and is calculated by using a discounted cash flow model with a market interest rate as a significant input. The carrying amounts and the estimated fair values of the Company’s principal categories of debt as of September 30, 2021 and June 30, 2021 are as follows:

		September 30, 2021		June 30, 2021
(Dollars in millions)	Fair Value Measurement	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
5.000% senior notes due 2027	Level 2	$500	$527	$500	$539
2.375% Euro senior notes due 2028	Level 2	965	982	984	993
3.125% senior notes due 2029	Level 2	550	531	550	524
3.500% senior notes due 2030	Level 2	650	642	—	—
Senior secured credit facilities & other	Level 2	$1,685	$1,638	$1,243	$1,209
Subtotal		$4,350	$4,320	$3,277	$3,265
Unamortized discount and debt issuance costs		(46)	—	(36)	—
Total debt		$4,304	$4,320	$3,241	$3,265

7.    EARNINGS PER SHARE
The Company computes earnings per share of the Company’s common stock, par value $0.01 (the “Common Stock”) using the two-class method required due to the participating nature of the Series A Preferred Stock (as defined and discussed in Note 14, Equity, Redeemable Preferred Stock and Accumulated Other Comprehensive Loss). Diluted net earnings per share is computed using the weighted average number of shares of Common Stock outstanding plus the weighted average number of shares of Common Stock that would be issued assuming exercise or conversion of all potentially dilutive instruments. Dilutive securities having an anti-dilutive effect on diluted net earnings per share are excluded from the calculation. The dilutive effect of the securities that are issuable under the Company’s equity incentive plans are reflected in diluted earnings per share by application of the treasury stock method. The Company applies the if-converted method to compute the potentially dilutive effect of the Series A Preferred Stock. The reconciliations between basic and diluted earnings per share attributable to Catalent common shareholders for the three and three months ended September 30, 2021 and 2020, respectively, are as follows:

	Three Months Ended September 30,
(In millions except per share data)	2021	2020
Net earnings	$93	$82
Less: Net earnings attributable to preferred shareholders	(9)	(13)
Net earnings attributable to common shareholders	$84	$69

Weighted average shares outstanding - basic	171	164
Weighted average dilutive securities issuable - stock plans	1	2
Weighted average shares outstanding - diluted	172	166

Earnings per share:
Basic	$0.49	$0.42
Diluted	$0.49	$0.41

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
The diluted weighted average number of shares outstanding as of September 30, 2021 and 2020, respectively, did not include the shares of Common Stock associated with the Series A Preferred Stock due to their antidilutive effect:

	Three Months Ended September 30,
(share counts in millions)	2021	2020
Stock options	—	—
Time-based restricted stock units	—	—
Performance-based restricted stock units	—	—
Series A Preferred Stock	8	13
8.    OTHER EXPENSE (INCOME), NET
The components of other expense (income), net for the three months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,
(Dollars in millions)	2021	2020
Other expense (income), net
Debt financing costs (1)	$4	$—
Foreign currency losses (gains)(2)	9	(1)
Other (3)	(4)	(10)
Total other expense (income), net	$9	$(11)

(1) Debt financing costs for the three months ended September 30, 2021 includes $4 million of financing charges related to the Company’s Incremental Term B-3 Loans.
(2) Foreign currency remeasurement losses (gains) include both cash and non-cash transactions.
(3) Other, for the three months ended September 30, 2021 and 2020 includes unrealized gains of $2 million and $9 million, respectively, related to the fair value of the derivative liability associated with the Series A Preferred Stock.
9.     RESTRUCTURING COSTS
From time to time, the Company has implemented plans to restructure certain operations, both domestically and internationally. The restructuring plans focused on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount and aligning operations in a strategic and more cost-efficient structure. In addition, the Company may incur restructuring charges in the future in cases where a material change in the scope of operation with its business occurs. Employee-related costs consist primarily of severance costs and also include outplacement services provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods. Facility exit and other costs consist of equipment relocation costs and costs associated with planned facility expansions and closures to streamline Company operations.
During the fiscal year ended June 30, 2021, the Company adopted a plan to reduce costs and optimize its infrastructure in Europe by closing its Clinical Supply Services facility in Bolton, U.K. In connection with this restructuring plan, the Company reduced its headcount by approximately 170 employees and incurred cumulative charges of $8 million, primarily associated with employee severance benefits. For the three months ended September 30, 2021, restructuring charges associated with the Bolton facility closure were $1 million.
Total restructuring charges were $1 million for both the three months ended September 30, 2021 and 2020.
10.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Risk Management Objective of Using Derivatives

The Company is exposed to fluctuations in the currency exchange rates on its applicable to its investments in operations outside the U.S. While the Company does not actively hedge against changes in foreign currency, the Company has mitigated its exposure from its investments in its European operations by denominating a portion of its debt in euros. At September 30, 2021, the Company had euro-denominated debt outstanding of $965 million (U.S. dollar equivalent), that is designated and qualifies as a hedge of a net investment in European operations. For non-derivatives designated and qualifying as net investment hedges, the effective portion of translation gains or losses are reported in accumulated other comprehensive loss as part of the cumulative translation adjustment. The non-hedge portions of the euro-denominated debt translation gains or losses are reported in the consolidated statement of operations. The following table includes net investment hedge activity during the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,
(Dollars in millions)	2021	2020
Unrealized foreign exchange gain (loss) within other comprehensive income	$22	$(32)
Unrealized foreign exchange loss within statement of operations	$(3)	$(2)
The net accumulated gain on the instrument designated as a hedge as of September 30, 2021 within other comprehensive loss was approximately $28 million. Amounts are reclassified out of accumulated other comprehensive loss into earnings when the entity to which the gains and losses relate is either sold or substantially liquidated.
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
The Company recorded a total gain of $2 million and $9 million on the change in the estimated fair value of the derivative liability for the three months ended September 30, 2021 and 2020, respectively, which is reflected as other expense (income), net in the consolidated statements of operations.
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
Interest-Rate Swap
Pursuant to its interest rate and risk management strategy, in April 2020, the Company entered into an interest-rate swap agreement with Bank of America N.A. as a hedge against the economic effect of a portion of the variable interest obligation associated with its U.S. dollar-denominated term loans under its senior secured credit facilities, so that the interest payable on that portion of the debt becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on future interest expense.
In February 2021, in connection with an amendment to the Credit Agreement, the Company settled the interest-rate swap agreement with Bank of America N.A. The Company paid $2 million in cash to Bank of America N.A to settle the interest-rate swap agreement. This loss is deferred in stockholders’ equity, net of income taxes, as a component of accumulated other comprehensive loss, and amortized as an adjustment to interest expense, net over the original term of the formerly outstanding term loans. The net amount of deferred losses on cash flow hedges that is expected to be reclassified from accumulated other comprehensive loss into interest expense, net within the next twelve months is not material.
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
The new interest-rate swap agreement qualifies for and is designated as a cash-flow hedge. The Company evaluates hedge effectiveness at the inception of the hedge and on an ongoing basis. The cash flows associated with the interest-rate swap are reported in net cash provided by operating activities in the consolidated statements of cash flows. The unrealized gain or loss from the mark-to-market of the interest rate swap valuations during the three months ended September 30, 2021 and the fiscal year ended June 30, 2021 was immaterial in each period.
A summary of the estimated fair value of the interest-rate swap reported in the consolidated balance sheets is stated in the table below:

	September 30, 2021		June 30, 2021
(Dollars in millions)	Balance Sheet Classification	Estimated Fair Value	Balance Sheet Classification	Estimated Fair Value
Interest-rate swap	Other long-term assets	$3	Other long-term assets	$2

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
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification as of the end of each reporting period. The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis and the fair value measurement for such assets and liabilities at September 30, 2021 and June 30, 2021, respectively:

(Dollars in millions)	Basis of Fair Value Measurement
September 30, 2021	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$50	$50	$—	$—
Interest-rate swap	3	—	3	—
Trading securities	1	1	—	—

Liabilities:
Series A Preferred Stock derivative liability	1	—	—	1

June 30, 2021
Assets:
Marketable securities	$71	$71	$—	$—
Interest-rate swap	2	—	2	—
Trading securities	1	1	—	—

Liabilities:
Series A Preferred Stock derivative liability	3	—	—	3
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
The following table sets forth a summary of changes in the estimated fair value of the Series A Preferred Stock derivative liability from June 30, 2021 to September 30, 2021:

(Dollars in millions)	Fair Value Measurements of Series A Preferred Stock Derivative Liability Using Significant Unobservable Inputs (Level 3)
Balance at June 30, 2021	$3
Change in estimated fair value of Series A Preferred Stock derivative liability	(2)
Balance at September 30, 2021	$1

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Long-lived assets, goodwill, and other intangible assets are subject to non-recurring fair value measurement for the evaluation of potential impairment. Other than the fair value estimates disclosed in Note 3, Business Combinations and Divestitures, there was no non-recurring fair value measurement during the three months ended September 30, 2021 and 2020.

12.    INCOME TAXES
The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Generally, fluctuations in the effective tax rate are due to changes in relative amounts of U.S. and non-U.S. pretax income, the tax impact of special items, and other discrete tax items. Discrete items include, but are not limited to, changes in non-U.S. statutory tax rates, the amortization of certain assets, changes in the Company’s reserve for uncertain tax positions, and the tax impact of certain equity compensation.
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
ASC 740 includes guidance on the accounting for uncertain income tax positions recognized in the Company's tax filings. This standard provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeal or litigation process, based on the technical merits. As of both September 30, 2021 and June 30, 2021, the Company's reserve against uncertain income tax positions remained substantially unchanged at approximately $5 million. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.
The Company recorded a provision for income taxes for the three months ended September 30, 2021 of $10 million relative to earnings before income taxes of $103 million. The Company recorded a benefit for income taxes for the three months ended September 30, 2020 of $15 million relative to earnings before income taxes of $67 million. The increased income tax provision for the current period was largely the result of an increase in the amount and relative mix of pretax income across several jurisdictions. This was partially offset by discrete tax benefits recognized in the quarter relating to equity compensation deductions and to a lesser extent non U.S. tax credits claimed on an amended U.S. federal income tax return filing. The prior-year quarter income tax benefit was largely driven by the recognition of additional non U.S. tax credits claimed on an amended U.S. federal income tax filing. The provision/benefit for income taxes in each of these periods was also impacted by the relative amount and mix of permanent tax adjustments included in the income tax computation and other discrete tax items recognized in the periods.
13.    EMPLOYEE RETIREMENT BENEFIT PLANS
Components of the Company’s net periodic benefit costs are as follows:

	Three Months Ended September 30,
(Dollars in millions)	2021	2020
Components of net periodic benefit cost:
Selling, general, and administrative expenses:
Service cost	$1	$1
Other expense (income), net:
Interest cost	1	1
Expected return on plan assets	(2)	(2)
Amortization (1)	1	—
Net amount recognized	$1	$—
(1) Amount represents the amortization of unrecognized actuarial losses.
As previously disclosed, the Company notified the trustees of a multi-employer pension plan of its withdrawal from participation in such plan in fiscal 2012. The actuarial review process administered by the plan trustees ended in fiscal 2015. The liability reported reflects the present value of the Company’s expected future long-term obligations. The estimated discounted value of the projected contributions related to such plans was $38 million as of September 30, 2021 and June 30, 2021, and is included within pension liability on the consolidated balance sheets. The annual cash impact associated with the Company’s obligations in such plan is approximately $2 million per year.

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
Proceeds from the offering of the Series A Preferred Stock, net of stock issuance costs, were $646 million, $40 million of which was allocated to the dividend-adjustment feature at its issuance and separately accounted for as a derivative liability. Any change in the fair value of derivative liability during a fiscal quarter is recorded as a non-operating expense in the consolidated statement of operations. See Note 10, Derivative Instruments and Hedging Activities, for detail concerning the change in fair value during the three months ended September 30, 2021.
As described in Note 7, Earnings Per Share, on the Partial Conversion Date, holders of Series A Preferred Stock converted 265,223 shares (approximately 41% of their holdings) and $2 million of unpaid accrued dividends into shares of Common Stock. The holders received 20.33 shares of Common Stock for each converted preferred share, resulting in the issuance of 5,392,280 shares of Common Stock. There was no gain or loss recognized upon the Partial Conversion as it occurred in accordance with the terms of the Certificate of Designation. The Company has 384,777 shares of Series A Preferred Stock that remain outstanding at September 30, 2021.

As a result of the Partial Conversion, additional paid in capital increased $253 million, which includes $4 million related to the fair value of the portion of the derivative liability that was settled upon the Partial Conversion and $2 million related to an unpaid accrued dividend. See Note 10, Derivative Instruments and Hedging Activities, for detail concerning the change in fair value during the three months ended September 30, 2021.

Accumulated Other Comprehensive Loss
The components of the changes in the cumulative translation adjustment, derivatives and hedges, minimum pension liability, and marketable securities for the three months ended September 30, 2021 and 2020 are presented below.

	Three Months Ended September 30,
(Dollars in millions)	2021	2020
Foreign currency translation adjustments:
Net investment hedge	$22	$(32)
Long-term intercompany loans	(3)	6
Translation adjustments	(28)	35
Total foreign currency translation adjustment, pretax	(9)	9
Tax expense (benefit)	5	(7)
Total foreign currency translation adjustment, net of tax	$(14)	$16

Net change in derivatives and hedges:
Net gain recognized during the period	$1	$—
Total derivatives and hedges, pretax	1	—
Tax expense	—	—
Net change in derivatives and hedges, net of tax	$1	$—

Net change in minimum pension liability:
Net gain recognized during the period	$1	$—
Total pension liability, pretax	1	—
Tax expense	—	—
Net change in minimum pension liability, net of tax	$1	$—
For the three months ended September 30, 2021, the changes in accumulated other comprehensive loss, net of tax by component are as follows:

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Liability Adjustments	Derivatives and Hedges	Marketable Securities	Other	Total
Balance at June 30, 2021	$(268)	$(47)	$—	$(1)	$(1)	$(317)
Other comprehensive (loss) income before reclassifications	(14)	—	1	—	—	(13)
Amounts reclassified from accumulated other comprehensive loss	—	1	—	—	—	1
Net current period other comprehensive (loss) income	(14)	1	1	—	—	(12)
Balance at September 30, 2021	$(282)	$(46)	$1	$(1)	$(1)	$(329)
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
Segment EBITDA is subject to important limitations. These consolidated financial statements include information concerning Segment EBITDA (a) because Segment EBITDA is an operational measure used by management in the assessment of the operating segments, the allocation of resources to the segments, and the setting of strategic goals and annual goals for the segments, and (b) in order to provide supplemental information that the Company considers relevant for the readers of the consolidated financial statements. The Company’s presentation of Segment EBITDA may not be comparable to similarly titled measures used by other companies.
The following tables include net revenue and Segment EBITDA for each of the Company's current reporting segments during the three months ended September 30, 2021 and 2020:

(Dollars in millions)	Three Months Ended September 30,
	2021	2020
Net revenue:
Biologics	$546	$377
Softgel and Oral Technologies	243	221
Oral and Specialty Delivery	146	159
Clinical Supply Services	96	93
Inter-segment revenue elimination	(6)	(4)
Total net revenue	$1,025	$846

(Dollars in millions)	Three Months Ended September 30,
	2021	2020
Segment EBITDA reconciled to net earnings:
Biologics	$166	$107
Softgel and Oral Technologies	41	38
Oral and Specialty Delivery	33	21
Clinical Supply Services	26	25
Sub-Total	$266	$191
Reconciling items to net earnings
Unallocated costs (1)	(56)	(29)
Depreciation and amortization	(81)	(69)
Interest expense, net	(26)	(26)
Income tax (expense) benefit	(10)	15
Net earnings	$93	$82
(1) Unallocated costs include restructuring and special items, stock-based compensation, gain on sale of subsidiary, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(Dollars in millions)	Three Months Ended September 30,
	2021	2020
Impairment charges and gain (loss) on sale of assets	$(3)	$(2)
Stock-based compensation	(21)	(19)
Restructuring and other special items (a)	(8)	(5)
Gain on sale of subsidiary (b)	1	—
Other (expense) income, net (c)	(9)	11
Unallocated corporate costs, net	(16)	(14)
Total unallocated costs	$(56)	$(29)

(a)    Restructuring and other special items during the three months ended September 30, 2021 include (i) transaction and integration costs associated with the Delphi, Hepatic, and RheinCell acquisitions (ii) transaction costs associated with the Bettera acquisition, and (iii) restructuring costs associated with the closure of the Company's Clinical Supply Services facility in Bolton, U.K. Restructuring and other special items during the three months ended September 30, 2020 include transaction and integration costs associated with acquisitions of facilities in Italy and Belgium, the disposal of a site in Australia, and other restructuring initiatives across the Company's network of sites.
(b)    Gain on sale of subsidiary for the three months ended September 30, 2021 is affiliated with the sale of the Blow-Fill-Seal Business.
(c)    Refer to Note 8, Other Expense (Income), Net for details of financing charges and foreign currency translation adjustments recorded within other expense (income), net.

The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the consolidated financial statements.

(Dollars in millions)	September 30, 2021	June 30, 2021
Assets:
Biologics	$5,027	$4,973
Softgel and Oral Technologies	1,577	1,604
Oral and Specialty Delivery	1,241	1,269
Clinical Supply Services	482	483
Corporate and eliminations	1,856	783
Total assets	$10,183	$9,112

17. SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplemental balance sheet information at September 30, 2021 and June 30, 2021 is detailed in the following tables.
Inventories
Work-in-process and inventories include raw materials, labor, and overhead. Total inventories consist of the following:

(Dollars in millions)	September 30, 2021	June 30, 2021
Raw materials and supplies	$482	$469
Work-in-process	203	151
Total inventories, gross	685	620
Inventory cost adjustment	(63)	(57)
Total inventories	$622	$563
Prepaid expenses and other
Prepaid expenses and other consist of the following:

(Dollars in millions)	September 30, 2021	June 30, 2021
Prepaid expenses	$64	$46
Contract assets	224	181
Spare parts supplies	31	30
Prepaid income tax	23	22
Non-U.S. value-added tax	64	50
Other current assets	53	47
Total prepaid expenses and other	$459	$376
Other accrued liabilities
Other accrued liabilities consist of the following:

(Dollars in millions)	September 30, 2021	June 30, 2021
Accrued employee-related expenses	$155	$184
Operating lease liabilities	14	16
Restructuring accrual	2	4
Accrued interest	11	27
Contract liabilities	283	305
Accrued income tax	25	30
Other	164	170
Total other accrued liabilities	$654	$736

18.     SUBSEQUENT EVENTS
Bettera Holdings, LLC Acquisition

In October 2021, the Company acquired Bettera for approximately $1.00 billion in cash, subject to customary adjustments. The Company funded this acquisition through a combination of additional borrowings under its senior secured credit facilities and the net proceeds of the 2030 Notes. For further detail on the Company’s additional borrowings and 2030 Notes, see Note 6, Long-Term Obligations and Short-Term Borrowings.

The operations acquired have become part of the Company’s Softgel and Oral Technologies segment. The initial accounting for this acquisition is pending. Significant, relevant information needed to complete the initial accounting analysis is not yet available because the valuation of the assets acquired and liabilities assumed is not complete. As a result, determining these values is not practicable and the Company is unable to disclose these values or provide other related disclosures at this time.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company
We provide differentiated development and manufacturing solutions for drugs, protein-based biologics, cell and gene therapies, and consumer health products at over fifty facilities across four continents under rigorous quality and operational standards. Our oral, injectable, and respiratory delivery technologies, along with our state-of-the-art protein and cell and gene therapy manufacturing capacity, address a wide and growing range of modalities and therapeutic and other categories across the biopharmaceutical and consumer health industries. Through our extensive capabilities, growth-enabling capacity, and deep expertise in product development, regulatory compliance, and clinical trial supply, we can help our customers take products to market faster, including nearly half of new drug products approved by the U.S. Food and Drug Administration (the “FDA”) in the last decade. Our development and manufacturing platforms, which include those in our Biologics, Softgel and Oral Technologies, and Oral and Specialty Delivery segments, our proven formulation, supply, and regulatory expertise, and our broad and deep development and manufacturing know-how enable our customers to advance and then bring to market more products and better treatments for patients and consumers. Our commitment to reliably supply our customers’ and their patients’ needs is the foundation for the value we provide; annually, we produce more than 70 billion of doses for nearly 7,000 customer products, or approximately 1 in every 24 doses of such products taken each year by patients and consumers around the world. We believe that through our investments in state-of-the-art facilities and capacity expansion, including investments in facilities focused on new treatment modalities and other attractive market segments, our continuous improvement activities devoted to operational and quality excellence, the sales of existing and introduction of new customer products, and, in some cases, our innovation activities and patents, we will continue to attract premium opportunities and realize the growth potential from these areas.
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

Among other things, we implemented measures to avoid or reduce infection or contamination in line with guidelines issued by the U.S. Centers for Disease Control and Prevention, the World Health Organization, and local authorities where we operate, re-emphasized good hygiene practices, restricted non-employee access to our sites, reorganized our workflows where permitted to maximize physical distancing, limited employee travel, facilitated safer alternatives to travel to and from work, and employed remote-working strategies. We have reviewed and will continue to analyze our supply chain to identify any risk, delay, or concern that may have an impact on our ability to deliver our services and products. To date, we have not identified any significant risk, delay, or concern that would have a substantial effect on such delivery. We have adopted various procedures to minimize and manage any future disruption to our ongoing operations, including the creation and activation of new and existing business continuity plans when needed. Our existing procedures, which are consistent with current good manufacturing practices and other regulatory standards, are intended to assure the integrity of our supply against any contamination. We have a detailed response plan to manage any impact of the virus on employee health, site operations, and product supply, including immediate assessment of the health of employees reporting symptoms, comprehensive risk assessment of any impact to quality, additional cleaning protocols, and alternative shift patterns to compensate should fewer employees be available.

Impact of COVID-19 on Our Business and Results of Operations

We continue to assess any impact the COVID-19 pandemic may have on our business and results of operations. We have seen increased demand and significant revenue increases and the potential for further revenue increases from COVID-19-related products, particularly in our Biologics segment. As part of our response to the COVID-19 pandemic, we accelerated and enhanced certain of our capital improvement plans to expand capacity for manufacturing drug substance and drug product for protein-based biologics and cell and gene therapies, particularly at our drug product facilities in Bloomington, Indiana, Anagni, Italy, and our commercial-scale viral vector manufacturing facility in Maryland. We have also implemented various strategies to protect our financial condition and results of operations should we experience a reduction in demand for COVID-19 related products, such as ensuring contractual take-or-pay and minimum volume requirements for the manufacture of certain COVID-19 related products. However, the extent and duration of revenue associated with COVID-19-related products is uncertain and dependent, in important respects, on factors outside our control.

The COVID-19-vaccines we manufacture are still pending approval from the FDA and other non-U.S. regulatory authorities and may not receive approval. The future duration and extent of the COVID-19 pandemic and the future demand for COVID-19 vaccines and therapies is unknown. Public opinion of certain COVID-19 vaccines and therapies and the product owners and manufacturers can change quickly and affect the demand for certain products and services, although they should not affect any required minimum payment for a COVID-19 related product subject to a “take-or-pay” provision. In addition, any concentration of revenue from certain COVID-19 vaccine products enhances our operational risk with respect to quality, security, regulatory inspections and business disruption resulting from any unforeseen event that affects any of the facilities and communities in which we manufacture COVID-19 vaccines. Because some of our work on COVID-19 vaccines is performed under subcontracts to U.S. government contracts, new regulations affecting U.S. federal government prime and subcontractors may affect our operations, efficiency, and ability to deliver on our obligations to customers for COVID-19 vaccines, COVID-19 related products, and other unrelated products and services. We have implemented various mechanisms to protect our customers, their material and product, and our business continuity, such as enhanced security measures at certain facilities and heightened cybersecurity controls.

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
There was no material change to our critical accounting policies or in the underlying accounting assumptions and estimates from those described in our Fiscal 2021 10-K, other than recently adopted accounting principles disclosed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies to the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q (the “Consolidated Financial Statements”), which adoptions had no material impact on our financial condition or results of operations.
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
Use of Constant Currency
As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a constant-currency basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant-currency information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a constant-currency basis as one measure to evaluate our performance. In this Quarterly Report on Form 10-Q, we compute constant currency by calculating current-year results using prior-year foreign currency exchange rates. We generally refer to such amounts calculated on a constant-currency basis as excluding the impact of foreign currency exchange. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. GAAP. Results on a constant-currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.
Other Non-GAAP Measures
Organic revenue growth and Segment EBITDA growth are measures we use to explain the underlying results and trends in the business. Organic revenue growth and Segment EBITDA growth are measures used to show current year sales and earnings from existing operations. Organic revenue growth and Segment EBITDA growth exclude the impact of foreign currency exchange, acquisitions of operating or legal entities, and divestitures within the year. These measures should be considered in addition to, not as a substitute for, performance measures reported in accordance with U.S. GAAP. These measures, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.
Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020
The below tables summarize several financial metrics we use to measure performance for the three months ended September 30, 2021 and three months ended September 30, 2020. Refer to the discussions below regarding performance and use of key financial metrics.

Revenue and revenue at constant currency (in millions)

Actual
Constant Currency
FY22
$1,025
$1,018
FY21
$846
$0
$250
$500
$750
$1,000

Gross margin (in millions) and gross margin percentage
FY22
$324
32%
FY21
$249
29%
$0
$75
$150
$225
$300
$375

Results for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 were as follows:

	Three Months Ended September 30,		FX Impact	Constant Currency Increase (Decrease)
(Dollars in millions)	2021	2020		Change $	Change %
Net revenue	$1,025	$846	$7	$172	20%
Cost of sales	701	597	4	100	17%
Gross margin	324	249	3	72	29%
Selling, general, and administrative expenses	183	165	1	17	11%
Gain on sale of subsidiary	(1)	—	—	(1)	*
Other operating expense	4	2	1	1	19%
Operating earnings	138	82	1	55	67%
Interest expense, net	26	26	1	(1)	*
Other expense (income), net	9	(11)	—	20	(171)%
Earnings before income taxes	103	67	—	36	52%
Income tax expense (benefit)	10	(15)	—	25	(168)%
Net earnings	$93	$82	$—	$11	12%

Net Revenue

2021 vs. 2020
Year-Over-Year Change	Three Months Ended September 30,
Net Revenue
Organic	23%
Impact of acquisitions	—%
Impact of divestitures	(3)%
Constant currency change	20%
Foreign currency translation impact on reporting	1%
Total % change	21%

Net revenue increased $172 million, or 20%, excluding the impact of foreign exchange, compared to the three months ended September 30, 2020. Net revenue decreased 3% due to the sale of Catalent USA Woodstock, Inc. (the “Blow-Fill-Seal Business”) in March 2021. Net revenue increased 23% organically on a constant-currency basis, primarily due to (i) robust end-market demand for our drug product and drug substance offerings for COVID-19-related programs in our Biologics segment, and (ii) increased demand for our customers' prescription products, a return to growth in our consumer health products, particularly in cough, cold, and over-the-counter pain relief products, and growth in development services in our Softgel and Oral Technologies segment.
Gross Margin
Gross margin increased $72 million, or 29%, compared to the three months ended September 30, 2020, excluding the impact of foreign exchange, primarily as a result of the strong margin profile for our drug product and drug substance offerings for COVID-19 related programs in our Biologics segment, a decline in costs in the Oral and Specialty Delivery segment associated with the voluntary U.S. recall of a recently launched product within our respiratory specialty platform, and increased demand for our prescription products and development growth in our Softgel and Oral Technologies segment, partially offset by an $10 million increase in depreciation and amortization expense. On a constant-currency basis, gross margin, as a percentage of revenue, increased 210 basis points to 31.5% in the three months ended September 30, 2021, compared to 29.4% in the prior-year period, primarily due to the factors described above.

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased by $17 million, or 11%, compared to the three months ended September 30, 2020, excluding the impact of foreign exchange, which includes $1 million in net incremental expenses from acquired and divested companies. The year-over-year increase in selling, general, and administrative expenses was primarily due to a $10 million increase in employee-related costs principally incurred for wages and bonuses, $3 million in increases in information technology expenses associated with additional cyber security initiatives, $3 million in transaction costs associated with our Bettera acquisition, and a $2 million increase in stock-based compensation, which was partially offset by $6 million in cost savings associated with our health and welfare benefit programs.
Other Operating Expense
Other operating expense for the three months ended September 30, 2021 remained consistent compared to the three months ended September 30, 2020 when excluding the impact of foreign exchange.
Interest Expense, net
Interest expense, net of $26 million for the three months ended September 30, 2021 was unchanged compared to the three months ended September 30, 2020, excluding the impact of foreign exchange. The savings from repayment of our formerly outstanding term loans and 4.875% senior notes due 2026 were offset by interest expenses on our new tranche of term loans and our newly outstanding 3.500% senior notes due 2030 (the “2030 Notes”). The year-over-year change also includes a $4 million reduction in capitalized interest costs for the three months ended September 30, 2021.
For additional information concerning our debt and financing arrangements, including the changing mix of debt and equity in our capital structure, see “Liquidity and Capital Resources” and Note 6, Long-Term Obligations and Short-Term Borrowings to our Consolidated Financial Statements.
Other Expense (Income), net
Other expense, net of $9 million for the three months ended September 30, 2021 was primarily driven by $9 million of non-cash foreign currency translation losses and $4 million of financing charges related to our outstanding term loans, partially offset by a $2 million gain related to the change in fair value of the derivative liability arising from the dividend-adjustment mechanism of our Series A Preferred Stock.

Other income, net of $11 million for the three months ended September 30, 2020 was primarily driven by a gain of $9 million related to the change in fair value of the derivative liability arising from the dividend-adjustment mechanism of our Series A Preferred Stock.
Income Tax Expense (Benefit)
Our provision for income taxes for the three months ended September 30, 2021 was $10 million relative to earnings before income taxes of $103 million. Our benefit for income taxes for the three months ended September 30, 2020 was $15 million relative to earnings before income taxes of $67 million. The increased income tax provision for the current period was largely the result of an increase in the amount and relative mix of pretax income across several jurisdictions. This was partially offset by discrete tax benefits recognized in the quarter relating to equity compensation deductions and to a lesser extent non-U.S. tax credits claimed on an amended U.S. federal income tax return filing. The prior-year quarter income tax benefit was largely driven by the recognition of additional non-U.S. tax credits claimed on an amended U.S. federal income tax filing. The provision (benefit) for income taxes in each of these periods was also impacted by the relative amount and mix of permanent tax adjustments included in the income tax computation and other discrete tax items recognized in the periods.
Segment Review
The following charts depict the percentages of net revenue from each of our four reporting segments for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Refer below for discussions regarding each segment’s net revenue and EBITDA performance and to “Non-GAAP Metrics” for a discussion of our use of Segment EBITDA, a measure that is not defined under U.S. GAAP.

Our results on a segment basis for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 were as follows:

	Three Months Ended September 30,		FX Impact	Constant Currency Increase (Decrease)
(Dollars in millions)	2021	2020		Change $	Change %
Biologics
Net revenue	$546	$377	$1	$168	44%
Segment EBITDA	166	107	1	58	55%
Softgel and Oral Technologies
Net revenue	243	221	1	21	9%
Segment EBITDA	41	38	—	3	9%
Oral and Specialty Delivery
Net revenue	146	159	3	(16)	(10)%
Segment EBITDA	33	21	1	11	48%
Clinical Supply Services
Net revenue	96	93	2	1	2%
Segment EBITDA	26	25	1	—	—%
Inter-segment revenue elimination	(6)	(4)	—	(2)	(60)%
Unallocated Costs (1)	(56)	(29)	(1)	(26)	(90)%
Combined totals
Net revenue	$1,025	$846	$7	$172	20%

EBITDA from operations	$210	$162	$2	$46	29%
(1)    Unallocated costs include restructuring and special items, stock-based compensation, gain on sale of subsidiary, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended September 30,
(Dollars in millions)	2021	2020
Impairment charges and gain (loss) on sale of assets	$(3)	$(2)
Stock-based compensation	(21)	(19)
Restructuring and other special items (a)	(8)	(5)
Gain on sale of subsidiary (b)	1	—
Other (expense) income, net (c)	(9)	11
Unallocated corporate costs, net	(16)	(14)
Total unallocated costs	$(56)	$(29)

(a)    Restructuring and other special items during the three months ended September 30, 2021 include (i) transaction and integration costs associated with the acquisitions of Delphi, Hepatic, and RheinCell, (ii) transaction costs relating to the Bettera acquisition, and (iii) restructuring costs associated with the closure of our Clinical Supply Services facility in Bolton, U.K. Restructuring and other special items during the three months ended September 30, 2020 include transaction and integration costs associated with acquisitions of facilities in Italy and Belgium, the disposal of a site in Australia, and other restructuring initiatives across our network of sites.
(b)    For the three months ended September 30, 2021, gain on sale of subsidiary is affiliated with divestiture of the Blow-Fill-Seal Business.
(c)    Refer to Note 8, Other Expense (Income), Net for details of financing charges and foreign currency translation adjustments recorded within other expense (income), net in our Consolidated Financial Statements.
Provided below is a reconciliation of net earnings to EBITDA from operations:

	Three Months Ended September 30,
(Dollars in millions)	2021	2020
Net earnings	$93	$82
Depreciation and amortization	81	69
Interest expense, net	26	26
Income tax expense (benefit)	10	(15)
EBITDA from operations	$210	$162

Biologics segment

	2021 vs. 2020
Year-Over-Year Change	Three Months Ended September 30,
	Net Revenue	Segment EBITDA
Organic	44%	56%
Impact of acquisitions	—%	(1)%
Constant currency change	44%	55%
Foreign exchange fluctuation	1%	—%
Total % change	45%	55%
Biologics net revenue increased by $168 million, or 44%, excluding the impact of foreign exchange, compared to the three months ended September 30, 2020. The increase was driven by robust end-market demand for our global drug product, and drug substance offerings, primarily related to demand for COVID-19 related programs.
Biologics Segment EBITDA increased by $58 million, or 55%, excluding the impact of foreign exchange, compared to the three months ended September 30, 2020. The increase was driven by robust end-market demand for our global drug product, and drug substance offerings, primarily related to demand for COVID-19 related programs.

Softgel and Oral Technologies segment

	2021 vs. 2020
Year-Over-Year Change	Three Months Ended September 30,
	Net Revenue	Segment EBITDA
Organic	9%	9%
Constant currency change	9%	9%
Foreign currency translation impact on reporting	1%	—%
Total % change	10%	9%

Softgel and Oral Technologies net revenue increased by $21 million, or 9%, excluding the impact of foreign exchange, compared to the three months ended September 30, 2020. The increase was driven by strong end-market demand for prescription products, a return to growth in our consumer health products, particularly in cough, cold, and over-the-counter pain relief products, and growth in development services within North America.
Softgel and Oral Technologies Segment EBITDA increased $3 million, or 9%, excluding the impact of foreign exchange, compared to the three months ended September 30, 2020. The increase, similar to that of net revenue, was driven by an increase in end-market demand in prescription products, a return to growth in our consumer health products, particularly in cough, cold, and over-the-counter pain relief products, and strong development growth.
Oral and Specialty Delivery segment

	2021 vs. 2020
Year-Over-Year Change	Three Months Ended September 30,
	Net Revenue	Segment EBITDA
Organic	3%	104%
Impact of acquisitions	1%	(22)%
Impact of divestitures	(14)%	(34)%
Constant currency change	(10)%	48%
Foreign currency translation impact on reporting	2%	7%
Total % change	(8)%	55%

Oral and Specialty Delivery net revenue decreased by $16 million, or 10%, excluding the impact of foreign exchange, compared to the three months ended September 30, 2020. Net revenue increased 3%, compared to the three months ended September 30, 2020, excluding the impact of acquisitions and divestitures, primarily driven by demand for early-phase development programs.
Oral and Specialty Delivery Segment EBITDA increased by $11 million, or 48%, excluding the impact of foreign exchange, compared to the three months ended September 30, 2020. Segment EBITDA increased 104%, compared to the three months ended September 30, 2020, excluding the impact of acquisitions and divestitures. The increase from prior-year period was primarily driven by the decrease in voluntary recall costs from a previously launched product in our respiratory and specialty platform and increased demand for early-phase development programs.
We completed the Acorda acquisition in February 2021, which increased net revenue and unfavorably impacted Segment EBITDA on an inorganic basis by 1% and 22%, respectively, in the three months ended September 30, 2021, compared to the corresponding prior-year period.
We completed the Blow-Fill-Seal divestiture in March 2021, which decreased net revenue and unfavorably impacted Segment EBITDA on an inorganic basis by 14% and 34%, respectively, in the three months ended September 30, 2021, compared to the corresponding prior-year period.

Clinical Supply Services segment

	2021 vs. 2020
Year-Over-Year Change	Three Months Ended September 30,
	Net Revenue	Segment EBITDA
Organic	2%	—%
Constant currency change	2%	—%
Foreign currency translation impact on reporting	1%	3%
Total % change	3%	3%
Clinical Supply Services net revenue increased by $1 million, or 2%, excluding the impact of foreign exchange, compared to the three months ended September 30, 2020. The increase was driven by growth in our manufacturing and packaging and storage and distribution offerings in North America.
Clinical Supply Services Segment EBITDA was unchanged when excluding the impact of foreign exchange, compared to the three months ended September 30, 2020. Strong demand in our manufacturing and packaging and storage and distribution offerings in North America was partially offset by initialization costs at new facilities in North America and Asia.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of liquidity have been cash flows generated from operations and occasional capital market activities. The principal uses of cash are to fund operating and capital expenditures, business or asset acquisitions, interest payments on debt, the payment of the last portion of deferred purchase consideration from the Catalent Indiana, LLC acquisition, which we paid in October 2021, the payment of the quarterly dividend on the Series A Preferred Stock, and any mandatory or discretionary principal payment on our debt. At the current stated value of the Series A Preferred Stock outstanding as of September 30, 2021, the aggregate amount of each regular quarterly dividend, if paid in cash, is approximately $5 million. As of September 30, 2021, Catalent Pharma Solutions, Inc., our principal operating subsidiary (“Operating Company”), following the September 2021 execution of Amendment No. 6 to the amended and restated credit agreement, dated as of May 20, 2014, governing our senior secured credit facilities (as amended, the “Credit Agreement”), had available a $725 million revolving credit facility that matures in May 2024, the capacity of which was reduced by $5 million in letters of credit outstanding as of September 30, 2021. The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings, referred to as swing-line borrowings.
On October 1, 2021, we acquired Bettera Holdings, LLC ("Bettera") and paid approximately $1.00 billion in cash. Bettera is a manufacturer of nutraceuticals specializing in gummy, soft chew, and lozenge delivery systems. We funded this acquisition through a combination of additional borrowings under our senior secured credit facilities and the net proceeds of the 2030 Notes.
We believe that our cash on hand, cash from operations, and available borrowings under our revolving credit facility will be adequate to meet our future liquidity needs for at least the next twelve months, including our quarterly regular dividend on the Series A Preferred Stock, if paid in cash, as well as the amounts expected to become due with respect to our pending capital projects. We have no significant maturity under any of our bank or note debt until the July 2027 maturity of our 5.000% senior notes due 2027 (the "2027 Notes”). As of September 30, 2021, we had only one remaining payment of $50 million, which was paid in October 2021, on the deferred purchase consideration for the acquisition of Catalent Indiana, LLC.

Cash Flows
The following table summarizes our consolidated statements of cash flows:

	Three Months Ended September 30,
(Dollars in millions)	2021	2020	$ Change
Net cash provided by (used in):
Operating activities	$163	$150	$13
Investing activities	$(167)	$(151)	$(16)
Financing activities	$1,082	$50	$1,032
Operating Activities
For the three months ended September 30, 2021, cash provided by operating activities was $163 million, compared to $150 million for the corresponding prior-year period. The increase in cash flow from operating activities for the three months ended September 30, 2021 is primarily due to an increase in operating earnings, which increased from $82 million in the corresponding prior-year period to $138 million for the three months ended September 30, 2021 and a favorable impact from the timing of collection of trade receivables, which was partially offset by an unfavorable impact from the increase in contract assets.
Investing Activities
For the three months ended September 30, 2021, cash used in investing activities was $167 million, compared to $151 million for the three months ended September 30, 2020. The increase in cash used in investing activities was primarily driven by a $26 million increase in cash used for business acquisition activities and a $4 million increase in cash used for purchases of property, plant, and equipment, partially offset by $20 million in proceeds from the maturity of marketable securities.
Financing Activities
For the three months ended September 30, 2021, cash provided by financing activities was $1.08 billion, compared to $50 million for the three months ended September 30, 2020. The increase in cash provided by financing activities was primarily driven by a $1.1 billion increase net cash received from the issuance of the 2030 Notes and incurrence of our new tranche of term loans. Cash provided by financing activities for the three months ended September 30, 2020 was primarily driven by the July 2020 exercise of an over-allotment option on 1.2 million additional shares by the underwriter for the equity offering in June 2020, resulting in net proceeds of $82 million.
Guarantees and Security
The Senior Notes
All obligations under Operating Company's 2027 Notes, 2.375% euro-denominated senior notes due 2028, 3.125% senior notes due 2029, and 2030 Notes (collectively, the "Senior Notes") are general, unsecured, and subordinated to all existing and future secured indebtedness of the guarantors to the extent of the value of the assets securing such indebtedness. Each of the Senior Notes is separately guaranteed by all of our wholly owned U.S. subsidiaries that guarantee the senior secured credit facilities. None of the Senior Notes is guaranteed by either PTS Intermediate Holdings LLC or Catalent, Inc.
Debt Covenants
Senior Secured Credit Facilities
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our (and our restricted subsidiaries’) ability to incur additional indebtedness or issue certain preferred shares; create liens on assets; engage in mergers and consolidations; sell assets; pay dividends and distributions or repurchase capital stock; repay subordinated indebtedness; engage in certain transactions with affiliates; make investments, loans, or advances; make certain acquisitions; enter into sale and leaseback transactions; amend material agreements governing our subordinated indebtedness; and change our lines of business.
The Credit Agreement also contains change-of-control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of September 30, 2021, we were in compliance with all material covenants under the Credit Agreement.

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
The Senior Notes
The several indentures governing each series of the Senior Notes (collectively, the “Indentures”) contain certain covenants that, among other things, limit our ability to incur or guarantee more debt or issue certain preferred shares; pay dividends on, repurchase, or make distributions in respect of their capital stock or make other restricted payments; make certain investments; sell certain assets; create liens; consolidate, merge, sell; or otherwise dispose of all or substantially all of their assets; enter into certain transactions with their affiliates, and designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions, limitations, and qualifications as set forth in the Indentures. The Indentures also contain customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of Operating Company or certain of its subsidiaries. Upon an event of default, either the holders of at least 30% in principal amount of each of the then-outstanding series of Senior Notes, or the applicable Trustee under the Indentures, may declare the applicable Senior Notes immediately due and payable; or in certain circumstances, the applicable Senior Notes will become automatically immediately due and payable. As of September 30, 2021, Operating Company was in compliance with all material covenants under the Indentures.
Geographic Allocation of Cash
As of September 30, 2021 and June 30, 2021, our non-U.S. subsidiaries held cash and cash equivalents of $311 million and $351 million, respectively, out of the total consolidated cash and cash equivalents of $1.97 billion and $896 million, respectively. These balances are dispersed across many locations around the world.

Interest Rate Risk Management
A portion of the debt used to finance our operations is exposed to interest-rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed- and floating-rate assets and liabilities. In February 2021, we replaced one interest-rate swap agreement with Bank of America N.A. with another, and each acts or acted as a hedge against the economic effect of a portion of the variable-interest obligation associated with our U.S. dollar-denominated term loans under our senior secured credit facilities, so that the interest payable on that portion of the debt becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on future interest expense. The applicable rate for the U.S. dollar-denominated term loan under the Credit Agreement was LIBOR (subject to a floor of 0.50%) plus 2.00% as of September 30, 2021; however, as a result of the interest-rate swap agreement, the floating portion of the applicable rate on $500 million of the term loan was effectively fixed at 0.9985% as of September 30, 2021.
Currency Risk Management
We are exposed to fluctuations in the euro-U.S. dollar exchange rate on our investments in our operations in Europe. While we do not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in euros. At September 30, 2021, we had $965 million of euro-denominated debt outstanding that qualifies as a hedge of a net investment in European operations. Refer to Note 10, Derivative Instruments and Hedging Activities, to our Consolidated Financial Statements for further discussion of net investment hedge activity in the period.

From time to time, we may use forward foreign currency exchange contracts to manage our exposure to the variability of cash flows primarily related to the foreign exchange rate changes of future foreign currency transaction costs. In addition, we may use such contracts to protect the value of existing foreign currency assets and liabilities. Currently, we do not use any forward foreign currency exchange contracts. We continue to evaluate hedging opportunities for foreign currency in the future.

Off-Balance Sheet Arrangements
Other than short-term operating leases and outstanding letters of credit as discussed above, we do not have any material off-balance sheet arrangement as of September 30, 2021.

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
In February 2021, we replaced one interest-rate swap agreement with Bank of America N.A. with another, and each acts or acted as a hedge against the economic effect of a portion of the variable-interest obligation associated with our term loans under our senior secured credit facilities, so that the interest payable on that portion of the debt becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on future interest expense. The applicable rate for the U.S. dollar-denominated term loan under our Credit Agreement was LIBOR (subject to a floor of 0.50%) plus 2.00% as of September 30, 2021; however, as a result of the interest-rate swap agreement, the floating portion of the applicable rate on $500 million of the term loan was effectively fixed at 0.9985% as of September 30, 2021.
Foreign Currency Exchange Risk
By the nature of our global operations, we are exposed to cash flow and earnings fluctuations resulting from foreign exchange rate variation. These exposures are transactional and translational in nature. Since we manufacture and sell our products throughout the world, our foreign-currency risk is diversified. Principal drivers of this diversified foreign-exchange exposure include the European euro, British pound, Argentinean peso, and Brazilian real. Our transactional exposure arises from the purchase and sale of goods and services in currencies other than the functional currency of our operational units. We also have exposure related to the translation of financial statements of our non-U.S. subsidiaries into U.S. dollars, our functional currency. The financial statements of our operations outside the U.S. are measured using the local currency as the functional currency, except in Argentina. Adjustments to translate the assets and liabilities of these non U.S. operations in U.S. dollars are accumulated as a component of accumulated other comprehensive income (loss) utilizing period-end exchange rates. Foreign-currency transaction gains and losses calculated by utilizing weighted average exchange rates for the period are included in the statements of operations in other expense (income), net. Such foreign-currency transaction gains and losses include inter-company loans denominated in non-U.S. dollar currencies.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any control or procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2021, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our Fiscal 2021 10-K, which could materially affect our business, financial condition, or future results. The risks described in such report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

Other than what was disclosed in the Special Note Regarding Forward-Looking Statements, there has been no material change to the risk factors disclosed in our Fiscal 2021 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Purchase of Equity Securities

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION
Not applicable.

ITEM 6.    EXHIBITS
Exhibits:

2.1
Membership Interest Purchase Agreement, dated August 29, 2021, by and among Catalent Pharma Solutions, Inc., Bettera Holdings, LLC, the members of Bettera Holdings, LLC, and Highlander Partners Candy, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 30, 2021).

4.1	Indenture, dated September 29, 2021, by and among Catalent Pharma Solutions, Inc., the subsidiary guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 29, 2021).

4.1.1	Form of 3.500% Senior Notes due 2030 (included as part of Exhibit 4.1 above).

10.1	Amendment No. 6 to Amended and Restated Credit Agreement, dated as of September 29, 2021, by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, JP Morgan Chase Bank, N.A., as the administrative agent, collateral agent, swing line lender, and letter of credit issuer, and the lenders and other parties thereto, which amends that certain Amended and Restated Credit Agreement, dated as of May 20, 2014 (as amended), by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, JP Morgan Chase Bank, N.A., as the successor administrative agent, collateral agent, swing line lender, and letter of credit issuer, and the lenders and other parties thereto (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2021).

10.2	Form of Management Incentive Plan for the fiscal year ending June 30, 2022. † *

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	The following financial information from Catalent, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in inline XBRL: (i) Consolidated Statements of Operations for the Three Months Ended September 30, 2021 and 2020; (ii) Consolidated Statements of Comprehensive Income for the Three Months Ended September 30, 2021 and 2020 (iii) Consolidated Balance Sheets as of September 30, 2021 and June 30, 2021; (iv) Consolidated Statement of Changes in Shareholders’ Equity as of September 30, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2021 and 2020; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	The cover page of this Quarterly Report on Form 10-Q, formatted as Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	Furnished herewith
†	Represents a management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALENT, INC. (Registrant)

Date:	November 2, 2021	By:	/s/ RICKY HOPSON
Ricky Hopson
Vice President, Chief Accounting Officer