Form 10-Q
period 2021-12-31
Catalent, Inc.
filed 2022-02-01
CIK 1596783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
001-36587
(Commission File Number)
 _____________________________
Catalent, Inc.
(Exact name of registrant as specified in its charter)
_____________________________

Delaware			20-8737688
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

14 Schoolhouse Road,	Somerset	NJ	08873
(Address of principal executive offices)			(Zip code)
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

On January 25, 2022, there were 179,104,173 shares of the Registrant's common stock, par value $0.01 per share, issued and outstanding.

CATALENT, INC.
Index to Form 10-Q
For the Three and Six Months Ended December 31, 2021

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
Risks Relating to Our Business and the Industry in Which We Operate

•Our business, financial condition, and operations may be adversely affected by global health developments, including the pandemic resulting from the SARS-Co-V-2 strain of coronavirus and its variants (“COVID-19”).
•The continually evolving nature of the COVID-19 pandemic and the resulting public health response, including the changing demand for various COVID-19 vaccines and treatments from both patients and governments around the world, may affect sales of our products and services, including the COVID-19 products we manufacture.
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
•Any failure to implement fully, monitor, and improve our quality management strategy could lead to quality or safety issues and expose us to significant costs, potential liability, and adverse publicity.
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
•Our global operations are subject to economic and political risks, which could affect the profitability of our operations or require costly changes to our procedures.
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
•Because we have no plan to pay cash dividends on our common stock, par value $0.01 (the “Common Stock”) for the foreseeable future, receiving a return on an investment in our Common Stock may require a sale for a net price greater than was paid for it.
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
Social Media
We use our website (catalent.com), our corporate Facebook page (https://facebook.com/CatalentPharmaSolutions), and our corporate Twitter account (@catalentpharma) as channels for the distribution of information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, Securities and Exchange Commission (“SEC”) filings, and public conference calls and webcasts. The contents of our website and social media channels are not, however, a part of this report.

PART I.    FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Catalent, Inc.
Consolidated Statements of Operations
(Unaudited; dollars in millions, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net revenue	$1,217	$911	$2,242	$1,757
Cost of sales	812	613	1,513	1,210
Gross margin	405	298	729	547
Selling, general, and administrative expenses	228	165	411	330
Gain on sale of subsidiary	—	—	(1)	—
Other operating expense	16	6	20	9
Operating earnings	161	127	299	208
Interest expense, net	32	26	58	51
Other expense (income), net	14	(8)	23	(19)
Earnings before income taxes	115	109	218	176
Income tax expense	18	21	28	5
Net earnings	97	88	190	171
Less: Net earnings attributable to preferred shareholders	(4)	(11)	(13)	(26)
Net earnings attributable to common shareholders	$93	$77	$177	$145

Earnings per share:
Basic
Net earnings	$0.53	$0.46	$1.02	$0.88
Diluted
Net earnings	$0.52	$0.45	$1.01	$0.87

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited; dollars in millions)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net earnings	$97	$88	$190	$171
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(18)	39	(32)	55
Pension and other post-retirement adjustments	—	1	1	1
Net change in marketable securities	(1)	—	(1)	—
Derivatives and hedges	3	—	4	1
Other comprehensive (loss) income, net of tax	(16)	40	(28)	57
Comprehensive income	$81	$128	$162	$228

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc.
Consolidated Balance Sheets
(Unaudited; in millions, except share and per share data)

	December 31, 2021	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$849	$896
Trade receivables, net of allowance for credit losses of $23 and $12, respectively	871	1,012
Inventories	688	563
Prepaid expenses and other	500	376
Marketable securities	66	71
Total current assets	2,974	2,918
Property, plant, and equipment, net of accumulated depreciation of $1,255 and $1,179, respectively	2,727	2,524
Other assets:
Goodwill	3,026	2,519
Other intangibles, net	1,132	817
Deferred income taxes	65	66
Other long-term assets	279	268
Total assets	$10,203	$9,112

LIABILITIES, REDEEMABLE PREFERRED STOCK, AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$29	$75
Accounts payable	363	385
Other accrued liabilities	653	736
Total current liabilities	1,045	1,196
Long-term obligations, less current portion	4,191	3,166
Pension liability	127	137
Deferred income taxes	189	164
Other liabilities	170	175
Commitment and contingencies (see Note 15)	—	—
Total liabilities	5,722	4,838
Redeemable preferred stock, $0.01 par value; 0 and 1 million shares authorized at December 31 and June 30, 2021, respectively; 0 and 0.4 million shares issued and outstanding at December 31 and June 30, 2021, respectively	—	359
Shareholders' equity:
Common stock, $0.01 par value; 1.00 billion shares authorized at December 31 and June 30, 2021; 179 million and 171 million issued and outstanding at December 31 and June 30, 2021, respectively	2	2
Preferred stock, $0.01 par value; 100 million shares and 99 million shares authorized at December 31 and June 30, 2021, respectively; 0 shares issued and outstanding at December 31 and June 30, 2021	—	—
Additional paid in capital	4,615	4,205
Retained earnings	209	25
Accumulated other comprehensive loss	(345)	(317)
Total shareholders' equity	4,481	3,915
Total liabilities, redeemable preferred stock, and shareholders' equity	$10,203	$9,112
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc.
Consolidated Statement of Changes in Shareholders' Equity
(Unaudited; dollars in millions, except share data in thousands)

Three Months Ended December 31, 2021

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Redeemable Preferred Stock
Balance at September 30, 2021	171,033	$2	$4,234	$114	$(329)	$4,021	$359
Share issuances related to stock- based compensation	199	—	—	—	—	—	—
Conversion of redeemable preferred stock	7,818	—	362	—	—	362	(359)
Stock-based compensation	—	—	11	—	—	11	—
Cash paid, in lieu of equity, for tax withholding	—	—	(5)	—	—	(5)	—
Exercise of stock options	—	—	11	—	—	11	—
Employee stock purchase plan	—	—	2	—	—	2	—
Preferred dividend ($12.50 per share of redeemable preferred stock)	—	—	—	(2)	—	(2)	—
Net earnings	—	—	—	97	—	97	—
Other comprehensive income, net of tax	—	—	—	—	(16)	(16)	—
Balance at December 31, 2021	179,050	$2	$4,615	$209	$(345)	$4,481	$—

Three Months Ended December 31, 2020

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Redeemable Preferred Stock
Balance at September 30, 2020	164,567	$2	$3,901	$(461)	$(370)	$3,072	$607
Share issuances related to stock- based compensation	174	—	—	—	—	—	—
Conversion of redeemable preferred stock	5,392	—	253	—	—	253	(248)
Stock-based compensation	—	—	12	—	—	12	—
Cash paid, in lieu of equity, for tax withholding	—	—	(7)	—	—	(7)	—
Employee stock purchase plan	—	—	2	—	—	2	—
Preferred dividend ($12.50 per share of redeemable preferred stock)	—	—	—	(4)	—	(4)	—
Net earnings	—	—	—	88	—	88	—
Other comprehensive income, net of tax	—	—	—	—	40	40	—
Balance at December 31, 2020	170,133	$2	$4,161	$(377)	$(330)	$3,456	$359

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc.
Consolidated Statement of Changes in Shareholders' Equity
(Unaudited; dollars in millions, except share data in thousands)

Six months ended December 31, 2021

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Redeemable Preferred Stock
Balance at June 30, 2021	170,549	$2	$4,205	$25	$(317)	$3,915	$359
Share issuances related to stock- based compensation	683	—	—	—	—	—	—
Conversion of redeemable preferred stock	7,818	—	362	—	—	362	(359)
Stock-based compensation	—	—	32	—	—	32	—
Cash paid, in lieu of equity, for tax withholding	—	—	(9)	—	—	(9)	—
Exercise of stock options	—	—	19	—	—	19	—
Employee stock purchase plan	—	—	6	—	—	6	—
Preferred dividend ($12.50 per share of redeemable preferred stock)	—	—	—	(6)	—	(6)	—
Net earnings	—	—	—	190	—	190	—
Other comprehensive loss, net of tax	—	—	—	—	(28)	(28)	—
Balance at December 31, 2021	179,050	$2	$4,615	$209	$(345)	$4,481	$—

Six Months Ended December 31, 2020

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Redeemable Preferred Stock
Balance at June 30, 2020	162,788	$2	$3,819	$(535)	$(387)	$2,899	$607
Equity offering, sale of common stock	1,163	—	82	—	—	82	—
Share issuances related to stock- based compensation	790	—	—	—	—	—	—
Conversion of redeemable preferred stock	5,392	—	253	—	—	253	(248)
Stock-based compensation	—	—	30	—	—	30	—
Cash paid, in lieu of equity, for tax withholding	—	—	(27)	—	—	(27)	—
Employee stock purchase plan	—	—	4	—	—	4	—
Preferred dividend ($12.50 per share of redeemable preferred stock)	—	—	—	(13)	—	(13)	—
Net earnings	—	—	—	171	—	171	—
Other comprehensive income, net of tax	—	—	—	—	57	57	—
Balance at December 31, 2020	170,133	$2	$4,161	$(377)	$(330)	$3,456	$359

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc.
Consolidated Statements of Cash Flows
(Unaudited; dollars in millions)

	Six Months Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$190	$171
Adjustments to reconcile net earnings to net cash from operations:
Depreciation and amortization	179	140
Non-cash foreign currency transaction loss (gain), net	25	(12)
Amortization of debt issuance costs	4	3
Impairments charges and loss (gain) on sale of assets	19	2
Gain on sale of subsidiary	(1)	—
Financing-related charges	4	—
Gain on derivative instrument	(2)	(16)
Stock-based compensation	32	30
Provision for (benefit from) deferred income taxes	1	(5)
Provision for bad debts and inventory	9	18
Change in operating assets and liabilities:
Decrease in trade receivables	131	88
Increase in inventories	(148)	(140)
Increase in accounts payable	3	14
Other assets/accrued liabilities, net—current and non-current	(214)	(69)
Net cash provided by operating activities	232	224
CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property, equipment, and other productive assets	(277)	(339)
Proceeds from maturity of marketable securities	4	—
Settlement on sale of subsidiaries, net	(3)	—
Payment for acquisitions, net of cash acquired	(1,020)	(14)
Payment made for investments	(3)	(1)
Net cash used in investing activities	(1,299)	(354)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	1,100	2
Payments related to long-term obligations	(64)	(55)
Financing fees paid	(15)	—
Dividends paid	(4)	(13)
Proceeds from sale of common stock, net	—	82
Cash paid, in lieu of equity, for tax-withholding obligations	(9)	(27)
Exercise of stock options	19	—
Other financing activities	6	4
Net cash provided by (used in) financing activities	1,033	(7)
Effect of foreign currency exchange on cash and cash equivalents	(13)	17
NET DECREASE IN CASH AND CASH EQUIVALENTS	(47)	(120)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	896	953
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$849	$833
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$50	$52
Income taxes paid, net	$27	$19
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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the year ending June 30, 2022. The consolidated balance sheet at June 30, 2021 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information on the Company's accounting policies and footnotes, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 filed with the Securities and Exchange Commission (the “SEC”).

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
Depreciation
Depreciation expense was $64 million and $48 million for the three months ended December 31, 2021 and 2020, respectively. Depreciation expense was $122 million and $94 million for the six months ended December 31, 2021 and 2020, respectively. Depreciation expense includes amortization of assets related to finance leases. The Company charges repairs and maintenance costs to expense as incurred.
Research and Development Costs
The Company expenses research and development costs as incurred. Research and development costs amounted to $6 million and $5 million for the three months ended December 31, 2021 and 2020, respectively. Research and development costs amounted to $12 million for the six months ended December 31, 2021 and 2020.
Marketable Securities

The Company classifies its marketable securities as available-for-sale, because it may sell certain of its marketable securities prior to the stated maturity for various reasons, including management of liquidity, credit risk, duration, relative return, and asset allocation. The Company determines the fair value of each marketable security in its portfolio at each period end and recognizes gains and losses in the portfolio in other comprehensive income. As of December 31, 2021, the amortized cost basis of marketable securities approximates fair value and all outstanding marketable securities mature within one year.
Recent Financial Accounting Standards
Recently Adopted Accounting Standards
In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the incremental approach for intra-period allocation, deferred tax recognition requirement for changes in equity method investments and non-U.S. subsidiaries, and methodology for calculating income taxes in an interim period. The guidance also simplifies certain aspects of the accounting for franchise taxes, the accounting for step-up in the tax basis of goodwill, and accounting for the change in the enacted change in tax laws or rates. The Company adopted the guidance on July 1, 2021. The adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations.
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
New Accounting Standards Not Adopted as of December 31, 2021
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance to ease the potential burden in accounting for the discontinuation of a reference rate such as LIBOR, formerly known as the London Interbank Offered Rate, because of reference rate reform. The expedients and exceptions provided by the guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.
2.    REVENUE RECOGNITION
The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The Company generally earns its revenue by supplying goods or providing services under contracts with its customers in three primary revenue streams: manufacturing and commercial product supply, development services, and clinical supply services. The Company measures the revenue from customers based on the consideration specified in its contracts, excluding any sales incentive or amount collected on behalf of a third party.
The Company generally expenses sales commissions as incurred because either the amortization period is one year or less, or the balance with an amortization period greater than one year is not material.
The following tables allocate revenue for the three and six months ended December 31, 2021 and 2020, by type of activity and reporting segment (in millions):

Three Months Ended December 31, 2021	Biologics	Softgel and Oral Technologies	Oral and Specialty Delivery	Clinical Supply Services	Total
Manufacturing & commercial product supply	$169	$289	$96	$—	$554
Development services	469	40	60	—	569
Clinical supply services	—	—	—	99	99
Total	$638	$329	$156	$99	$1,222
		Inter-segment revenue elimination			(5)
			Combined net revenue		$1,217

Three Months Ended December 31, 2020	Biologics	Softgel and Oral Technologies	Oral and Specialty Delivery	Clinical Supply Services	Total
Manufacturing & commercial product supply	$124	$214	$114	$—	$452
Development services	280	33	56	—	369
Clinical supply services	—	—	—	93	93
Total	$404	$247	$170	$93	$914
		Inter-segment revenue elimination			(3)
			Combined net revenue		$911

Six Months Ended December 31, 2021	Biologics	Softgel and Oral Technologies	Oral and Specialty Delivery	Clinical Supply Services	Total
Manufacturing & commercial product supply	$303	$496	$184	$—	$983
Development services	881	76	118	—	1,075
Clinical supply services	—	—	—	195	195
Total	$1,184	$572	$302	$195	$2,253
		Inter-segment revenue elimination			(11)
			Combined net revenue		$2,242

Six Months Ended December 31, 2020	Biologics	Softgel and Oral Technologies	Oral and Specialty Delivery	Clinical Supply Services	Total
Manufacturing & commercial product supply	$214	$405	$217	$—	$836
Development services	567	63	111	—	741
Clinical supply services	—	—	—	186	186
Total	$781	$468	$328	$186	$1,763
		Inter-segment revenue elimination			(6)
			Combined net revenue		$1,757

The following table allocates revenue by the location where the goods were made or the service performed:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2021	2020	2021	2020
United States	$793	$535	$1,423	$1,052
Europe	370	326	722	610
Other	83	72	155	139
Elimination of revenue attributable to multiple locations	(29)	(22)	(58)	(44)
Total	$1,217	$911	$2,242	$1,757

Contract Liabilities
Contract liabilities relate to cash consideration that the Company receives in advance of satisfying the related performance obligations. The contract liabilities balance (current and non-current) as of December 31, 2021 and June 30, 2021 are as follows:

(Dollars in millions)
Balance at June 30, 2021	$321
Balance at December 31, 2021	$289
Revenue recognized in the period from amounts included in contracts liability at the beginning of the period:	$182

Contract liabilities that will be recognized within 12 months of December 31, 2021 are accounted for in Other accrued liabilities and those that will be recognized longer than 12 months after December 31, 2021 are accounted for within Other liabilities.

Contract Assets
Contract assets primarily relate to the Company's conditional right to receive consideration for services that have been performed for customers as of December 31, 2021 relating to the Company's development services but had not yet been invoiced as of December 31, 2021. Contract assets are transferred to trade receivables, net when the Company’s right to receive the consideration becomes unconditional. Contract assets totaled $308 million and $181 million as of December 31, 2021 and June 30, 2021, respectively. Contract assets are included in prepaid expenses and other in the consolidated balance sheets.
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
The Company accounted for the Skeletal acquisition using the acquisition method in accordance with ASC 805, Business Combinations. The Company funded the entire purchase price with cash on hand and allocated the purchase price among the acquired assets, recognizing goodwill of $9 million. The Company allocated the remainder of the purchase price to trade receivables, property, plant, and equipment, and other current and non-current assets and liabilities assumed in the acquisition. Results for the three and six months ended December 31, 2021 were not material to the Company’s statement of operations, financial position, or cash flows.
Acorda Therapeutics, Inc. Acquisition
In February 2021, the Company acquired the manufacturing and packaging operations of the Acorda Therapeutics, Inc. (“Acorda”) dry powder inhaler and spray dry manufacturing business, including its manufacturing facility located near Boston, Massachusetts, for $83 million, subject to customary adjustments. In connection with the purchase, Acorda and the Company entered into a long-term supply agreement, under which the Company will continue the manufacture and packaging of an Acorda product at the facility. The facility and operations became part of the Company’s Oral and Specialty Delivery segment. Results of the business acquired were not material to the Company's statement of operations, financial position, or cash flows for the three and six months ended December 31, 2021.

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

The Company has not completed its analysis regarding the assets acquired and liabilities assumed. Therefore, the allocation to goodwill and inventory are preliminary and subject to finalization. The Company expects to finalize its allocation within one year from the acquisition date.
Delphi Genetics SA Acquisition
In February 2021, the Company acquired 100% of the equity interest in Delphi Genetics SA (“Delphi”) for $50 million, subject to customary adjustments. Delphi is a plasmid DNA (pDNA) cell and gene therapy contract development and manufacturing organization based in Gosselies, Belgium. The facility and operations acquired became part of the Company’s Biologics segment. Results of the business acquired were not material to the Company's statement of operations, financial position, or cash flows for the three and six months ended December 31, 2021.
The Company accounted for the Delphi transaction using the acquisition method in accordance with ASC 805. The Company funded the entire purchase price with cash on hand and allocated the purchase price among the acquired assets, recognizing property, plant, and equipment of $4 million, intangible assets of $7 million, other current assets of $3 million, assumed debt of $6 million, other current liabilities of $1 million, and goodwill of $43 million.
Hepatic Cell Therapy Support SA Asset Acquisition
In April 2021, the Company acquired 100% of the equity interest in Hepatic Cell Therapy Support SA (“Hepatic”) for approximately $15 million, net of cash acquired and debt assumed. Hepatic operates a manufacturing facility at the same location where Skeletal operates a cell therapy manufacturing facility in Gosselies, Belgium. The acquired facility expands the Company’s cell therapy capacity for clinical and commercial supply in its Biologics segment.
The Company accounted for the Hepatic transaction as an asset acquisition in accordance with ASC 805. The Company funded the entire purchase price with cash on hand and allocated the purchase price to the assets acquired and liabilities assumed, recognizing property, plant, and equipment of $13 million, other current and non-current assets of $3 million, and assumed debt of $1 million.
RheinCell Therapeutics GmbH Acquisition

In August 2021, the Company acquired 100% of the equity interest in RheinCell Therapeutics GmbH (“RheinCell”) for approximately $26 million, net of cash acquired. RheinCell is a developer and manufacturer of induced pluripotent stem cells (“iPSCs”), including iPSCs meeting current good manufacturing practices (“CGMP”) standards, based in Lagenfeld, Germany. The operations became part of the Company’s Biologics segment and builds upon Catalent’s existing custom cell therapy process development and manufacturing capabilities with proprietary CGMP cell lines for iPSC-based therapies.
The Company accounted for the RheinCell transaction using the acquisition method in accordance with ASC 805. The Company funded the entire purchase price with cash on hand and preliminarily allocated the purchase price among the assets acquired, recognizing of $2 million of current assets, $3 million of other assets, $4 million of current liabilities, $5 million of other liabilities, $14 million of intangible assets, and goodwill of $16 million. Results of this business were not material to the Company's statement of operations, financial position, or cash flows for the three and six months ended December 31, 2021.
The Company has not completed its analysis regarding the assets acquired and liabilities assumed. Therefore, the allocation to goodwill and income taxes are preliminary and subject to finalization. The Company expects to finalize its allocation over the next several months, but, in any event, within one year from the acquisition date.
Bettera Holdings, LLC Acquisition

In October 2021, the Company acquired 100% of the equity interest in Bettera Holdings, LLC (“Bettera”) for approximately $1 billion, subject to customary adjustments. Bettera is a manufacturer of nutraceuticals and nutritional supplements in gummy, soft chew, and lozenge delivery formats.
The Company accounted for the Bettera transaction using the acquisition method in accordance with ASC 805. The Company estimated fair values at the date of acquisition for the preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed. The Company has not completed its analysis regarding the assets acquired and liabilities assumed. Therefore, the allocation to current liabilities, property, plant, and equipment, intangible assets, goodwill, and income taxes are preliminary and subject to finalization. During the measurement period ending no later than one year after the acquisition date, the Company will continue to obtain information to assist in finalizing the fair values of the net assets acquired, which may differ materially from these preliminary estimates. If any measurement period adjustment is material, the Company will record such adjustment, including any related impact on net income, in the reporting period in which the adjustment is determined.

The preliminary purchase price allocation to assets acquired and liabilities assumed in the transaction, subject to finalization, is as follows:

(Dollars in millions)	Preliminary Purchase Price Allocation
Cash and cash equivalents	$23
Trade receivables, net	16
Inventories	32
Other current assets	4
Property, plant, and equipment	73
Other intangibles, net (1)	361
Other assets	1
Current liabilities	(21)
Goodwill	528
Total assets acquired and liabilities assumed	$1,017
(1) Other intangibles, net includes core technology of $338 million and customer relationships of $23 million.
The carrying value of trade receivables, inventory, and trade payables, as well as certain other current and non-current assets and liabilities, generally represented the fair value at the date of acquisition.
Property, plant, and equipment was valued using the cost approach, which is based on current replacement and/or reproduction cost of the asset as new, less depreciation attributable to physical, functional, and economic factors. The Company then determined the remaining useful life based on the anticipated life of the asset and Company policy for similar assets.
Core technology intangible assets of $338 million were valued using the multi-period, excess-earnings method, a method that values the intangible asset using the present value of the after-tax cash flows attributable to the intangible asset only. The significant assumptions used in developing the valuation included the estimated annual net cash flows (including application of an appropriate margin to forecasted revenue, selling and marketing costs, return on working capital, contributory asset charges, and other factors), the discount rate that appropriately reflects the risk inherent in each future cash flow stream, and an assessment of the asset’s life cycle, as well as other factors. The assumptions used in the financial forecasts were based on historical data, supplemented by current and anticipated growth rates, management plans, and market-comparable information. Fair-value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. Preliminary assumptions may change and may result in significant changes to the final valuation. The core technology intangible asset has a weighted average useful life of 10 years.
Goodwill has been allocated to the Softgel and Oral Technologies segment as shown in Note 4, Goodwill. Goodwill is mainly comprised of the growth from an expected increase in capacity utilization and potential new customers. The goodwill resulting from the Bettera acquisition is deductible for tax purposes.
Results of the business acquired were not material to the Company's consolidated statement of operations, financial position, or cash flows for the three months ended December 31, 2021.
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
During the six months ended December 31, 2021, the Company settled a post-closing purchase price adjustment, which resulted in a gain on sale of subsidiary of $1 million.
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
(2)    The Company determined that the estimated fair value of the contingent consideration from the sale of the Blow-Fill-Seal Business at December 31, 2021 is zero, and therefore, no contingent consideration was recorded as a result of the divestiture of the Blow-Fill-Seal Business. If any contingent consideration is subsequently received, it will be recorded in the period in which it is received. The Company has elected an accounting policy to recognize increases in the carrying amount of the contingent consideration asset using the gain contingency guidance in ASC 450, Contingencies.
(3)    Other includes $8 million of transaction expenses, a working capital adjustment of $6 million, and a $2 million assumption of liabilities to create cumulative net cash proceeds of $284 million.
4.    GOODWILL
The following table summarizes the changes between June 30, 2021 and December 31, 2021 in the carrying amount of goodwill in total and by segment:

(Dollars in millions)	Biologics	Softgel and Oral Technologies	Oral and Specialty Delivery	Clinical Supply Services	Total
Balance at June 30, 2021	$1,531	$516	$316	$156	$2,519
Additions(1)	14	528	—	—	542
Foreign currency translation adjustments	(17)	(11)	(4)	(3)	(35)
Balance at December 31, 2021	$1,528	$1,033	$312	$153	$3,026

(1) The additions to goodwill arise from the Bettera (Softgel and Oral Technologies) and RheinCell and Delphi (Biologics) acquisitions. For further details, see Note 3, Business Combinations and Divestitures.
The Company recorded no impairment charge to goodwill in the current period.

5.    OTHER INTANGIBLES, NET
The details of other intangibles as of December 31, 2021 and June 30, 2021 are as follows:

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2021
Amortized intangibles:
Core technology	11 years	$487	$(104)	$383
Customer relationships	13 years	1,037	(337)	700
Product relationships	8 years	249	(209)	40
Other	5 years	19	(10)	9
Total other intangibles		$1,792	$(660)	$1,132

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2021
Amortized intangibles:
Core technology	19 years	$140	$(94)	$46
Customer relationships	14 years	1,024	(306)	718
Product relationships	11 years	281	(237)	44
Other	5 years	17	(8)	9
Total other intangibles		$1,462	$(645)	$817
Amortization expense related to other intangible assets was $34 million and $57 million for the three and six months ended December 31, 2021, respectively, and $23 million and $46 million for the three and six months ended December 31, 2020, respectively.
Future amortization expense related to other intangible assets for the next five fiscal years is estimated to be:

(Dollars in millions)	Remainder Fiscal 2022	2023	2024	2025	2026	2027
Amortization expense	$66	$132	$132	$129	$122	$105

6.    LONG-TERM OBLIGATIONS AND SHORT-TERM BORROWINGS
Long-term obligations and short-term borrowings consisted of the following at December 31, 2021 and June 30, 2021:

(Dollars in millions)	Maturity	December 31, 2021	June 30, 2021
Senior secured credit facilities
Term loan facility B-3	February 2028	$1,440	$997
5.000% senior notes due 2027	July 2027	500	500
2.375% euro senior notes due 2028(1)	March 2028	933	984
3.125% senior notes due 2029	February 2029	550	550
3.500% senior notes due 2030	April 2030	650	—
Deferred purchase consideration		—	50
Financing lease obligations	2022 to 2038	188	193
Other obligations	2022 to 2028	3	3
Unamortized discount and debt issuance costs		(44)	(36)
Total debt		$4,220	$3,241
Less: current portion of long-term obligations and other short-term borrowings		29	75
Long-term obligations, less current portion		$4,191	$3,166
(1) The decrease in euro-denominated debt was primarily due to large fluctuations in foreign currency exchange rates.
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
Deferred Purchase Consideration
In connection with the acquisition of Catalent Indiana, LLC in October 2017, $200 million of the $950 million aggregate nominal purchase price was payable in $50 million installments on each of the first four anniversaries of the closing date. The Company made the first three installment payments in October 2018, October 2019, and October 2020, and the final installment payment in October 2021.

Measurement of the Estimated Fair Value of Debt

The estimated fair value of the Company’s senior secured credit facilities and other senior indebtedness is classified as a Level 2 determination (see Note 11, Fair Value Measurements, for a description of the method by which fair value classifications are determined) in the fair-value hierarchy and is calculated by using a discounted cash flow model with a market interest rate as a significant input. The carrying amounts and the estimated fair values of the Company’s principal categories of debt as of December 31, 2021 and June 30, 2021 are as follows:

		December 31, 2021		June 30, 2021
(Dollars in millions)	Fair Value Measurement	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
5.000% senior notes due 2027	Level 2	$500	$531	$500	$539
2.375% Euro senior notes due 2028	Level 2	933	936	984	993
3.125% senior notes due 2029	Level 2	550	541	550	524
3.500% senior notes due 2030	Level 2	650	639	—	—
Senior secured credit facilities & other	Level 2	$1,631	$1,608	$1,243	$1,209
Subtotal		$4,264	$4,255	$3,277	$3,265
Unamortized discount and debt issuance costs		(44)	—	(36)	—
Total debt		$4,220	$4,255	$3,241	$3,265

7.    EARNINGS PER SHARE
The Company computes earnings per share of the Company’s common stock, par value $0.01 (the “Common Stock”) using the two-class method required due to the participating nature of the Series A Preferred Stock (as defined and discussed in Note 14, Equity, Redeemable Preferred Stock, and Accumulated Other Comprehensive Loss). Diluted net earnings per share is computed using the weighted average number of shares of Common Stock outstanding plus the weighted average number of shares of Common Stock that would be issued assuming exercise or conversion of all potentially dilutive instruments. Dilutive securities having an anti-dilutive effect on diluted net earnings per share are excluded from the calculation. The dilutive effect of the securities that are issuable under the Company’s equity incentive plans are reflected in diluted earnings per share by application of the treasury stock method. The Company applies the if-converted method to compute the potentially dilutive effect of the Series A Preferred Stock. The reconciliations between basic and diluted earnings per share attributable to Catalent common shareholders for the three and six months ended December 31, 2021 and 2020, respectively, are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In millions except per share data)	2021	2020	2021	2020
Net earnings	$97	$88	$190	$171
Less: Net earnings attributable to preferred shareholders	(4)	(11)	(13)	$(26)
Net earnings attributable to common shareholders	$93	$77	$177	$145

Weighted average shares outstanding - basic	175	167	173	166
Weighted average dilutive securities issuable - stock plans	2	2	2	2
Weighted average shares outstanding - diluted	177	169	175	168

Earnings per share:
Basic	$0.53	$0.46	$1.02	$0.88
Diluted	$0.52	$0.45	$1.01	$0.87

The Company's Series A Preferred Stock was deemed a participating security, meaning that it has the right to participate in undistributed earnings with the Company's Common Stock. On November 23, 2020 (the “Partial Conversion Date”), the holders of Series A Preferred Stock converted 265,223 shares of Series A Preferred Stock and $2 million of unpaid accrued dividends into shares of Common Stock (the “Partial Conversion”). These holders received 20.33 shares of Common Stock for each converted share of Series A Preferred Stock, resulting in the aggregate issuance of 5,392,280 shares of Common Stock by the Company. On November 18, 2021 (the “Final Conversion Date”), the holders of Series A Preferred Stock converted the remaining 384,777 shares of Series A Preferred Stock and $2 million of unpaid accrued dividends into shares of Common Stock (the “Final Conversion”). These holders received 20.32 shares of Common Stock for each converted share of Series A Preferred Stock, resulting in the aggregate issuance of 7,817,554 shares of Common Stock by the Company. See Note 14, Equity, Redeemable Preferred Stock and Accumulated Other Comprehensive Loss for further details.

The diluted weighted average number of shares outstanding as of December 31, 2021 did not include the following shares of Common Stock associated with the Series A Preferred Stock or the shares associated with the following types of outstanding equity grants due to their antidilutive effect:

	Three Months Ended December 31,		Six Months Ended December 31,
(share counts in millions)	2021	2020	2021	2020
Stock options	—	—	—	—
Time-based restricted stock units	—	—	—	—
Performance-based restricted stock units	—	—	—	—
Series A Preferred Stock	—	8	—	8
8.    OTHER EXPENSE (INCOME), NET
The components of other expense (income), net for the three and six months ended December 31, 2021 and 2020 are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2021	2020	2021	2020
Debt financing costs (1)	$—	$—	$4	$—
Foreign currency losses (gains) (2)	15	—	24	(1)
Other (3)	(1)	(8)	(5)	(18)
Total other expense (income), net	$14	$(8)	$23	$(19)

(1) Debt financing costs for the six months ended December 31, 2021 includes $4 million of financing charges related to the Company’s Incremental Term B-3 Loans.
(2) Foreign currency remeasurement losses (gains) include both cash and non-cash transactions.
(3) Other, for the six months ended December 31, 2021, includes a gain of $2 million related to the fair value of the derivative liability associated with the Series A Preferred Stock. Other, for the three and six months ended December 31, 2020, includes a total unrealized gain of $7 million and $16 million, respectively, related to the fair value of the derivative liability associated with the Series A Preferred Stock.
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

During the fiscal year ended June 30, 2021, the Company adopted a plan to reduce costs and optimize its infrastructure in Europe by closing its Clinical Supply Services facility in Bolton, United Kingdom (“U.K.”) In connection with this restructuring plan, the Company reduced its headcount by approximately 180 employees and incurred cumulative charges of $8 million, primarily associated with employee severance benefits. For the three months and six months ended December 31, 2021, restructuring charges associated with the Bolton facility closure were $1 million and $2 million, respectively.
Total restructuring charges, inclusive of the charges associated with the Bolton facility closure, were $1 million and $5 million for the three months ended December 31, 2021 and 2020, respectively. Total restructuring charges, inclusive of the charges associated with the Bolton facility closure, were $2 million and $6 million for the six months ended December 31, 2021 and 2020, respectively.
10.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Risk Management Objective of Using Derivatives
The Company is exposed to fluctuations in the currency exchange rates applicable to its investments in operations outside the U.S. While the Company does not actively hedge against changes in foreign currency, the Company has mitigated its exposure from its investments in its European operations by denominating a portion of its debt in euros. At December 31, 2021, the Company had euro-denominated debt outstanding of $933 million (U.S. dollar equivalent), which is designated and qualifies as a hedge against its net investment in its European operations. For non-derivatives designated and qualifying as net investment hedges, the effective portion of translation gains or losses are reported in accumulated other comprehensive loss as part of the cumulative translation adjustment. The non-hedge portions of the euro-denominated debt translation gains or losses are reported in the consolidated statement of operations. The following table includes net investment hedge activity during the six months ended December 31, 2021 and 2020.

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2021	2020	2021	2020
Unrealized foreign exchange gain (loss) within other comprehensive income	$40	$(45)	$62	$(78)
Unrealized foreign exchange loss within statement of operations	$(8)	$(3)	$(11)	$(4)
The net accumulated gain on the instrument designated as a hedge as of December 31, 2021 within other comprehensive loss was approximately $68 million. Amounts are reclassified out of accumulated other comprehensive loss into earnings when the entity to which the gains and losses relate is either sold or substantially liquidated.
Preferred Stock Derivative Liability
As discussed in Note 14, Equity, Redeemable Preferred Stock, and Accumulated Other Comprehensive Loss, in May 2019, the Company issued shares of Series A Preferred Stock in exchange for net proceeds of $646 million after taking into account the $4 million issuance cost.
The dividend rate used to determine the amount of the quarterly dividend payable on shares of the Series A Preferred Stock was subject to adjustment so as to provide holders of Series A Preferred Stock with certain protections against a decline in the trading price of shares of Common Stock. The Company determined that this feature should be accounted for as a derivative liability, since the feature fluctuates inversely to changes in the trading price and is also linked to the performance of the S&P 500 stock index. Accordingly, the Company bifurcated the adjustable dividend feature from the remainder of the Series A Preferred Stock and accounted for this feature as a derivative liability at fair value.
The Company recorded a total gain of $0 million and $7 million on the change in the estimated fair value of the derivative liability for the three months ended December 31, 2021 and 2020, respectively, which is reflected as other expense (income), net in the consolidated statements of operations.
A portion of the derivative liability was settled on the Partial Conversion Date due to the Partial Conversion. The fair value of the derivative liability as of the Partial Conversion Date was $9 million, of which $4 million was related to the converted portion of the outstanding shares of Series A Preferred Stock. The remainder of the derivative liability was settled on the Final Conversion Date due to the Final Conversion. The fair value of the derivative liability as of the Final Conversion Date was $1 million. See Note 14, Equity, Redeemable Preferred Stock, and Accumulated Other Comprehensive Loss for details of the Partial and Final Conversion.
Interest-Rate Swap
In April 2020, pursuant to its interest rate and risk management strategy, the Company entered into an interest-rate swap agreement with Bank of America N.A. (the “2020 Rate Swap”) as a hedge against the economic effect of a portion of the variable interest obligation associated with its U.S. dollar-denominated term loans under its senior secured credit facilities. The 2020 Rate Swap effectively fixed the rate of interest payable on that portion of the debt, thereby reducing the impact of future interest rate changes on future interest expense.
In February 2021, in connection with an amendment to the Credit Agreement, the Company paid $2 million in cash to Bank of America N.A to settle the 2020 Rate Swap. This loss is deferred in stockholders’ equity, net of income taxes, as a component of accumulated other comprehensive loss, and amortized as an adjustment to interest expense, net over the original term of the formerly outstanding term loans. The net amount of deferred losses on cash flow hedges that is expected to be reclassified from accumulated other comprehensive loss into interest expense, net within the next twelve months is not material.
In February 2021, the Company entered into a new interest-rate swap agreement with Bank of America N.A. (the “2021 Rate Swap”) as a hedge against the economic effect of a portion of the variable interest obligation associated with its Term B-3 Loans. The 2021 Rate Swap effectively fixed the rate of interest payable on that portion of the Term B-3 Loans, thereby reducing the impact of future interest rate changes on future interest expense. As a result of the 2021 Rate Swap, the variable portion of the applicable interest rate on $500 million of the Term B-3 Loans is now effectively fixed at 0.9985%.
The 2021 Rate Swap qualifies for and is designated as a cash-flow hedge. The Company evaluates hedge effectiveness at the inception of the hedge and on an ongoing basis. The cash flows associated with the 2021 Rate Swap is reported in cash provided by operating activities in the consolidated statements of cash flows. The unrealized gain or loss from marking the 2021 Rate Swap to market during the three and six months ended December 31, 2021 was immaterial in each period.
A summary of the estimated fair value of the 2021 Rate Swap reported in the consolidated balance sheets is stated in the table below:

	December 31, 2021		June 30, 2021
(Dollars in millions)	Balance Sheet Classification	Estimated Fair Value	Balance Sheet Classification	Estimated Fair Value
Interest-rate swap	Other long-term assets	$7	Other long-term assets	$2

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

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification as of the end of each reporting period. The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis and the fair value measurement for such assets and liabilities at December 31, 2021 and June 30, 2021, respectively:

(Dollars in millions)	Basis of Fair Value Measurement
December 31, 2021	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$66	$66	$—	$—
Interest-rate swap	7	—	7	—
Trading securities	2	2	—	—

June 30, 2021
Assets:
Marketable securities	$71	$71	$—	$—
Interest-rate swap	2	—	2	—
Trading securities	1	1	—	—

Liabilities:
Series A Preferred Stock derivative liability	3	—	—	3
The fair value of the 2021 Rate Swap is determined at the end of each reporting period based on valuation models that use interest rate yield curves and discount rates as inputs. The discount rates are based on U.S. deposit or U.S. Treasury rates. The significant inputs used in the valuation models are readily available in public markets or can be derived from observable market transactions, and the valuation is therefore classified as Level 2 in the fair-value hierarchy.
The estimated fair value of the Series A Preferred Stock derivative was determined using an option pricing methodology, specifically both a Monte Carlo simulation and a binomial lattice model. The methodology incorporated the terms and conditions of the preferred stock arrangement, historical stock price volatility, the risk-free interest rate, a credit spread based on the yield indexes of high-yield bonds, and the trading price of shares of     Common Stock. The calculation of the estimated fair value of the derivative liability was highly sensitive to changes in unobservable inputs, such as the expected volatility and the Company’s credit spread. The estimated fair value of the Series A Preferred Stock derivative liability was classified as Level 3 in the fair-value hierarchy due to the significant management judgment required to make the assumptions underlying the calculation of value.
The following table sets forth a summary of changes in the estimated fair value of the Series A Preferred Stock derivative liability from June 30, 2021 to December 31, 2021:

(Dollars in millions)	Fair Value Measurements of Series A Preferred Stock Derivative Liability Using Significant Unobservable Inputs (Level 3)
Balance at June 30, 2021	$3
Change in estimated fair value of Series A Preferred Stock derivative liability	(2)
Settlement of derivative liability upon Final Conversion	(1)
Balance at December 31, 2021	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Long-lived assets, goodwill, and other intangible assets are subject to non-recurring fair value measurement for the evaluation of potential impairment. Other than the fair value estimates disclosed in Note 3, Business Combinations and Divestitures, there was no non-recurring fair value measurement during the six months ended December 31, 2021 and 2020.

12.    INCOME TAXES
The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Generally, fluctuations in the effective tax rate are due to changes in relative amounts of U.S. and non-U.S. pretax income, the tax impact of special items, and other discrete tax items. Discrete items include, but are not limited to, changes in non-U.S. statutory tax rates, amortization of certain assets, changes in the Company’s reserve for uncertain tax positions, and tax impact of certain equity compensation.
In the normal course of business, the Company is subject to examination by taxing authorities around the world, including major jurisdictions as the U.S., Germany, and the U.K. The Company is no longer subject to examinations by any relevant tax authority for years prior to fiscal year 2009. The Company is presently under audit in select jurisdictions in the United States and in Europe, but no material impact is expected to the financial results once these audits are completed.
ASC 740 provides guidance for the accounting of uncertain income tax positions recognized in the Company's tax filings. This guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that, based on technical merits, the position will be sustained upon examination, including resolution of any related appeal or litigation process. As of December 31, 2021 and June 30, 2021, the Company's reserve against uncertain income tax positions remained substantially unchanged at approximately $5 million. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.
The Company recorded a provision for income taxes for the three months ended December 31, 2021 of $18 million relative to earnings before income taxes of $115 million. The Company recorded a provision for income taxes for the three months ended December 31, 2020 of $21 million relative to earnings before income taxes of $109 million. The decrease in income tax provision relative to the prior-year period was largely the result of a shift in pretax income in international tax jurisdictions with favorable tax rates. Generally, fluctuations in the effective tax rate are due to changes in the geographic distribution of our pretax income resulting from our business mix, changes in the tax impact of permanent differences, restructuring, special items, certain equity related compensation, and other discrete tax items that may have unique tax implications depending on the nature of the item.
The Company recorded a provision for income taxes for the six months ended December 31, 2021 of $28 million relative to earnings before income taxes of $218 million. The Company recorded a provision for income taxes for the six months ended December 31, 2020 of $5 million relative to earnings before income taxes of $176 million. The increase in the provision relative to the prior-year period was the result of a decrease in non-U.S. tax credits claimed on an amended U.S. federal income tax filing compared to the prior-year period. The provision for income taxes in each of these periods was also impacted by the relative amount and mix of permanent tax adjustments included in the income tax computation and other discrete tax items recognized in the periods.
13.    EMPLOYEE RETIREMENT BENEFIT PLANS
Components of the Company’s net periodic benefit costs are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2021	2020	2021	2020
Components of net periodic benefit cost:
Selling, general, and administrative expenses:
Service cost	$1	$1	$2	$2
Other expense (income), net:
Interest cost	1	1	2	2
Expected return on plan assets	(3)	(2)	(5)	(5)
Amortization (1)	1	—	2	2
Net amount recognized	$—	$—	$1	$1
(1) Amount represents the amortization of unrecognized actuarial losses.
As previously disclosed, the Company notified the trustees of a multi-employer pension plan of its withdrawal from participation in such plan in fiscal 2012. The actuarial review process administered by the plan trustees ended in fiscal 2015. The liability reported reflects the present value of the Company’s expected future long-term obligations. The estimated discounted value of the projected contributions related to such plans was $38 million as of December 31, 2021 and June 30,

2021, and is included within pension liability on the consolidated balance sheets. The annual cash impact associated with the Company’s obligations in such plan is approximately $2 million.
14.    EQUITY, REDEEMABLE PREFERRED STOCK, AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Description of Capital Stock
The Company is authorized to issue 1.00 billion shares of its Common Stock and 100 million shares of preferred stock, par value $0.01 per share. In accordance with the Company’s amended and restated certificate of incorporation, each share of Common Stock has one vote, and the Common Stock votes together as a single class.
Redeemable Preferred Stock
In May 2019, the Company designated 1 million shares of its preferred stock, par value $0.01, as its Series A Convertible Preferred Stock (the “Series A Preferred Stock”), pursuant to a certificate of designation of preferences, rights, and limitations (as amended, the “Certificate of Designation”) filed with the Delaware Secretary of State, and issued and sold 650,000 shares of the Series A Preferred Stock for an aggregate purchase price of $650 million, to affiliates of Leonard Green & Partners, L.P., each share having an initial stated value of $1,000 (as such value may be adjusted in accordance with the terms of the Certificate of Designation). The Series A Preferred Stock ranked senior to the Company’s Common Stock with respect to dividend rights and rights upon the voluntary or involuntary liquidation, dissolution, or winding up of the affairs of the Company.
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
As described in Note 7, Earnings Per Share, on the Partial Conversion Date, holders of Series A Preferred Stock converted 265,223 shares (approximately 41% of their holdings) and $2 million of unpaid accrued dividends into shares of Common Stock. These holders received 20.33 shares of Common Stock for each converted share of Series A Preferred Stock, resulting in the issuance of 5,392,280 shares of Common Stock by the Company. There was no gain or loss recognized upon the Partial Conversion as it occurred in accordance with the terms of the Certificate of Designation.

As a result of the Partial Conversion, additional paid in capital increased $253 million, which includes $4 million related to the fair value of the portion of the derivative liability that was settled upon the Partial Conversion and $2 million related to an unpaid accrued dividend.

On the Final Conversion Date, holders of Series A Preferred Stock converted the remaining 384,777 shares and $2 million of unpaid accrued dividends into shares of Common Stock. These holders received 20.32 shares of Common Stock for each converted share of Series A Preferred Stock, resulting in the issuance of 7,817,554 shares of Common Stock by the Company. There was no gain or loss recognized upon the Final Conversion as it occurred in accordance with the terms of the Certificate of Designation. See Note 10, Derivative Instruments and Hedging Activities, for detail concerning the change in fair value of the derivative during the six months ended December 31, 2021.

As a result of the Final Conversion, additional paid in capital increased $362 million, which includes $1 million related to the fair value of the portion of the derivative liability that was settled upon the Final Conversion and $2 million related to an unpaid accrued dividend.

Following the Final Conversion, no share of the Series A Preferred Stock remains outstanding, and the Company has re-assigned all of the authorized shares of Series A Preferred Stock as undesignated shares of preferred stock, par value $0.01.
Accumulated Other Comprehensive Loss
The components of the changes in the cumulative translation adjustment, derivatives and hedges, minimum pension liability, and marketable securities for the three and six months ended December 31, 2021 and 2020 are presented below.

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2021	2020	2021	2020
Foreign currency translation adjustments:
Net investment hedge	$40	$(45)	$62	$(78)
Long-term intercompany loans	(4)	16	(7)	23
Translation adjustments	(45)	59	(73)	94
Total foreign currency translation adjustment, pretax	(9)	30	(18)	39
Tax expense (benefit)	9	(9)	14	(16)
Total foreign currency translation adjustment, net of tax	$(18)	$39	$(32)	$55

Net change in derivatives and hedges:
Net gain recognized during the period	$4	$—	$5	$1
Total derivatives and hedges, pretax	4	—	5	1
Tax expense	1	—	1	—
Net change in derivatives and hedges, net of tax	$3	$—	$4	$1

Net change in minimum pension liability:
Net gain recognized during the period	$—	$1	$1	$1
Total pension liability, pretax	—	1	1	1
Tax benefit	—	—	—	—
Net change in minimum pension liability, net of tax	$—	$1	$1	$1

Net change in marketable securities:
Net loss recognized during the period	$(1)	$—	$(1)	$—
Total available for sale investment, pretax	(1)	—	(1)	—
Tax benefit	—	—	—	—
Net change in marketable securities, net of tax	$(1)	$—	$(1)	$—

For the three months ended December 31, 2021, the changes in accumulated other comprehensive loss, net of tax by component are as follows:

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Liability Adjustments	Derivatives and Hedges	Marketable Securities	Other	Total
Balance at September 30, 2021	$(282)	$(46)	$1	$(1)	$(1)	$(329)
Other comprehensive (loss) income before reclassifications	(18)	—	3	(1)	—	(16)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	—	—
Net current period other comprehensive (loss) income	(18)	—	3	(1)	—	(16)
Balance at December 31, 2021	$(300)	$(46)	$4	$(2)	$(1)	$(345)
For the six months ended December 31, 2021, the changes in accumulated other comprehensive loss, net of tax by component are as follows:

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Liability Adjustments	Derivatives and Hedges	Marketable Securities	Other	Total
Balance at June 30, 2021	$(268)	$(47)	$—	$(1)	$(1)	$(317)
Other comprehensive (loss) income before reclassifications	(32)	—	4	(1)	—	(29)
Amounts reclassified from accumulated other comprehensive loss	—	1	—	—	—	1
Net current period other comprehensive (loss) income	(32)	1	4	(1)	—	(28)
Balance at December 31, 2021	$(300)	$(46)	$4	$(2)	$(1)	$(345)
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

The following tables include net revenue and Segment EBITDA for each of the Company's current reporting segments during the three and six months ended December 31, 2021 and 2020:

(Dollars in millions)	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net revenue:
Biologics	$638	$404	$1,184	$781
Softgel and Oral Technologies	329	247	572	468
Oral and Specialty Delivery	156	170	302	328
Clinical Supply Services	99	93	195	186
Inter-segment revenue elimination	(5)	(3)	(11)	(6)
Total net revenue	$1,217	$911	$2,242	$1,757

(Dollars in millions)	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Segment EBITDA reconciled to net earnings:
Biologics	$197	$136	$363	$242
Softgel and Oral Technologies	78	46	119	83
Oral and Specialty Delivery	44	44	77	66
Clinical Supply Services	27	25	53	50
Sub-Total	$346	$251	$612	$441
Reconciling items to net earnings
Unallocated costs (1)	(101)	(45)	(157)	(74)
Depreciation and amortization	(98)	(71)	(179)	(140)
Interest expense, net	(32)	(26)	(58)	(51)
Income tax expense	(18)	(21)	(28)	(5)
Net earnings	$97	$88	$190	$171
(1) Unallocated costs include restructuring and special items, stock-based compensation, gain on sale of subsidiary, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(Dollars in millions)	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Impairment charges and gain (loss) on sale of assets (a)	$(16)	$(1)	$(19)	$(2)
Stock-based compensation	(11)	(11)	(32)	(30)
Restructuring and other special items (b)	(23)	(15)	(31)	(20)
Gain on sale of subsidiary (c)	—	—	1	—
Other (expense) income, net (d)	(14)	8	(23)	19
Unallocated corporate costs, net	(37)	(26)	(53)	(41)
Total unallocated costs	$(101)	$(45)	$(157)	$(74)

(a)    Impairment charges and gain (loss) on sale of assets during the three and six months ended December 31, 2021 include fixed asset impairment charges associated with a product in our respiratory and specialty platform.

(b)    Restructuring and other special items during the three months ended December 31, 2021 include (i) transaction and integration costs primarily associated with the Bettera acquisition and (ii) restructuring costs associated with the closure of the Bolton facility. Restructuring and other special items during the six months ended December 31, 2021 include (i) transaction and integration costs associated with the Delphi, Hepatic, RheinCell, and Bettera acquisitions and (ii) restructuring costs associated with the closure of the Bolton facility.
Restructuring and other special items during the three and six months ended December 31, 2020 include (i) transaction costs associated with the sale of the Blow-Fill-Seal Business and (ii) restructuring costs associated with the closure of the Bolton facility. Restructuring and other special items during the six months ended December 31, 2020 also include transaction and integration costs associated with acquisitions of facilities in Italy and Belgium, the disposal of a site in Australia, and other restructuring initiatives across the Company's network of sites.
(c)    Gain on sale of subsidiary for the six months ended December 31, 2021 was due to the sale of the Blow-Fill-Seal Business.
(d)    Refer to Note 8, Other Expense (Income), Net for details of financing charges and foreign currency translation adjustments recorded within other expense (income), net.

The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the consolidated financial statements.

(Dollars in millions)	December 31, 2021	June 30, 2021
Assets:
Biologics	$5,208	$4,973
Softgel and Oral Technologies	2,591	1,604
Oral and Specialty Delivery	1,210	1,269
Clinical Supply Services	465	483
Corporate and eliminations	729	783
Total assets	$10,203	$9,112

17. SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplemental balance sheet information at December 31, 2021 and June 30, 2021 is detailed in the following tables.
Inventories
Work-in-process and inventories include raw materials, labor, and overhead. Total inventories consist of the following:

(Dollars in millions)	December 31, 2021	June 30, 2021
Raw materials and supplies	$592	$469
Work-in-process	153	151
Total inventories, gross	745	620
Inventory cost adjustment	(57)	(57)
Total inventories	$688	$563
Prepaid expenses and other
Prepaid expenses and other consist of the following:

(Dollars in millions)	December 31, 2021	June 30, 2021
Prepaid expenses	$54	$46
Contract assets	308	181
Spare parts supplies	21	30
Prepaid income tax	21	22
Non-U.S. value-added tax	35	50
Other current assets	61	47
Total prepaid expenses and other	$500	$376
Other accrued liabilities
Other accrued liabilities consist of the following:

(Dollars in millions)	December 31, 2021	June 30, 2021
Accrued employee-related expenses	$136	$184
Operating lease liabilities	14	16
Restructuring accrual	1	4
Accrued interest	33	27
Contract liabilities	271	305
Accrued income tax	20	30
Other	178	170
Total other accrued liabilities	$653	$736

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

Impact of COVID-19 on Our Business and Results of Operations

We continue to assess any impact the COVID-19 pandemic may have on our business and results of operations. We have seen increased demand and significant revenue increases and the potential for further revenue increases from COVID-19-related products, particularly in our Biologics segment. As part of our response to the COVID-19 pandemic, we accelerated and enhanced certain of our capital improvement plans to expand capacity for manufacturing drug substance and drug product for protein-based biologics and cell and gene therapies, particularly at our drug product facilities in Bloomington, Indiana, and Anagni, Italy, as well as our commercial-scale viral vector manufacturing facility in Maryland. We have also implemented various strategies to protect our financial condition and results of operations should we experience a reduction in demand for COVID-19 related products, such as ensuring contractual take-or-pay and minimum volume requirements for the manufacture of certain COVID-19 related products. However, the extent and duration of revenue associated with COVID-19-related products is uncertain and dependent, in important respects, on factors outside our control.

The COVID-19-vaccines we manufacture are still pending approval from the FDA and other non-U.S. regulatory authorities and may not receive approval. The future duration and extent of the COVID-19 pandemic and the future demand for COVID-19 vaccines and therapies is unknown. Public opinion of certain COVID-19 vaccines and therapies and the product owners and manufacturers can change quickly and affect the demand for certain products and services, although they should not affect any required minimum payment for a COVID-19 related product subject to a “take-or-pay” provision. In addition, any concentration of revenue from certain COVID-19 vaccine products enhances our operational risk with respect to quality, security, regulatory inspections and business disruption resulting from any unforeseen event that affects any of the facilities and communities in which we manufacture COVID-19 vaccines. Because some of our work on COVID-19 vaccines is performed under subcontracts to U.S. government contracts, new regulations affecting U.S. federal government prime and subcontractors may affect our operations, efficiency, and ability to deliver on our obligations to customers for COVID-19 vaccines, other COVID-19 related products, and other unrelated products and services. We have implemented various mechanisms to protect our customers, their material and product, and our business continuity, such as enhanced security measures at certain facilities and heightened cybersecurity controls.

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
In addition, we evaluate the performance of our segments based on segment earnings before non-controlling interests, other expense (income), impairments, restructuring costs, interest expense, income tax expense (benefit), and depreciation and amortization (“Segment EBITDA”).
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
Three Months Ended December 31, 2021 Compared to the Three Months Ended December 31, 2020
The below tables summarize several financial metrics we use to measure performance for the three months ended December 31, 2021 and three months ended December 31, 2020. Refer to the discussions below regarding performance and use of key financial metrics.

Revenue and revenue at constant currency
(in millions)
Actual
Constant Currency
FY22
$1,217
$1,230
FY21
$911
$0
$250
$500
$750
$1,000
$1,250

Gross margin (in millions) and gross margin percentage

FY22
$405
33.3%
FY21
$298
32.7%
$0
$75
$150
$225
$300
$375
$450

Results for the three months ended December 31, 2021 compared to the three months ended December 31, 2020 were as follows:

	Three Months Ended December 31,		FX Impact	Constant Currency Increase (Decrease)
(Dollars in millions)	2021	2020		Change $	Change %
Net revenue	$1,217	$911	$(13)	$319	35%
Cost of sales	812	613	(8)	207	34%
Gross margin	405	298	(5)	112	38%
Selling, general, and administrative expenses	228	165	(1)	64	38%
Other operating expense	16	6	(1)	11	185%
Operating earnings	161	127	(3)	37	30%
Interest expense, net	32	26	—	6	24%
Other expense (income), net	14	(8)	(2)	24	(292)%
Earnings before income taxes	115	109	(1)	7	6%
Income tax expense	18	21	—	(3)	(14)%
Net earnings	$97	$88	$(1)	$10	11%
Change % calculations are based on amounts prior to rounding

Net Revenue

2021 vs. 2020
Year-Over-Year Change	Three Months Ended December 31,
Net Revenue
Organic	32%
Impact of acquisitions	6%
Impact of divestitures	(3)%
Constant-currency change	35%
Foreign currency translation impact on reporting	(1)%
Total % change	34%

Net revenue increased $319 million, or 35%, excluding the impact of foreign exchange, compared to the three months ended December 31, 2020. Net revenue decreased 3% inorganically principally due to the sale of Catalent USA Woodstock, Inc. and certain related assets (collectively, the “Blow-Fill-Seal Business”) in March 2021. Net revenue increased 32% organically on a constant-currency basis, primarily due to (i) broad-based strength across our Biologics segment in part related to demand for COVID-19-related programs, and (ii) increased demand for our customers' prescription products, a continued rebound in our consumer health products, particularly in cough, cold, and over-the-counter pain relief products, and growth in development services in our Softgel and Oral Technologies segment.
Gross Margin
Gross margin increased $112 million, or 38%, compared to the three months ended December 31, 2020, excluding the impact of foreign exchange, primarily as a result of the strong margin profile on broad-based offerings in our Biologics segment, in part for COVID-19 related programs, a favorable impact from the decline in recall charges in our Oral and Specialty Delivery segment, and increased demand for our prescription products and development growth in our Softgel and Oral Technologies segment, partially offset by a $13 million increase in depreciation and amortization expense. On a constant-currency basis, gross margin, as a percentage of revenue, increased 60 basis points to 33.3% in the three months ended December 31, 2021, compared to 32.7% in the prior-year period, primarily due to the factors described above.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased $64 million, or 38%, compared to the three months ended December 31, 2020, excluding the impact of foreign exchange, which includes $15 million in net incremental expenses from acquired and divested companies. The year-over-year increase in selling, general, and administrative expenses was primarily due to an $18 million increase in employee-related costs principally incurred for wages and bonuses, $13 million in transaction and integration costs primarily associated with our acquisition of Bettera Holdings, LLC (“Bettera”), $5 million of amortization and depreciation, and $4 million of bad debt expense.
Other Operating Expense
Other operating expense for the three months ended December 31, 2021 increased by $11 million, or 185%, compared to the three months ended December 31, 2020, when excluding the impact of foreign exchange. The year-over-year increase was primarily due to a $15 million increase in fixed asset impairment charges primarily associated with a product in our respiratory and specialty platform.
Interest Expense, net
Interest expense, net of $32 million for the three months ended December 31, 2021 increased $6 million, or 24%, compared to the three months ended December 31, 2020, excluding the impact of foreign exchange. The savings from repayment of our formerly outstanding term loans and 4.875% senior notes due 2026 were offset by increases in interest expense due to our most recent tranche of term loans, 3.125% senior notes due 2029 (the “2029 Notes”), and 3.500% senior notes due 2030 (the “2030 Notes”).
For additional information concerning our debt and financing arrangements, including the changing mix of debt and equity in our capital structure, see “Liquidity and Capital Resources” and Note 6, Long-Term Obligations and Short-Term Borrowings to our Consolidated Financial Statements.

Other Expense (Income), net
Other expense, net of $14 million for the three months ended December 31, 2021 was primarily driven by $15 million of foreign currency losses.

Other income, net of $8 million for the three months ended December 31, 2020 was primarily driven by a gain of $7 million related to the change in fair value of the derivative liability arising from the dividend-adjustment mechanism of our formerly outstanding Series A convertible preferred stock, par value $0.01 (the “Series A Preferred Stock”).
Income Tax Expense
Our provision for income taxes for the three months ended December 31, 2021 was $18 million relative to earnings before taxes of $115 million. Our provision for income taxes for the three months ended December, 31, 2020 was $21 million relative to earnings before taxes of $109 million. The decrease in income tax provision was primarily the result of a shift in pretax income in international tax jurisdictions with favorable tax rates.
Segment Review
The following charts depict the percentages of net revenue from each of our four reporting segments for the three months ended December 31, 2021 compared to the three months ended December 31, 2020. Refer below for discussions regarding each segment’s net revenue and EBITDA performance and to “Non-GAAP Metrics” for a discussion of our use of Segment EBITDA, a measure that is not defined under U.S. GAAP.

Our results on a segment basis for the three months ended December 31, 2021 compared to the three months ended December 31, 2020 were as follows:

	Three Months Ended December 31,		FX Impact	Constant Currency Increase (Decrease)
(Dollars in millions)	2021	2020		Change $	Change %
Biologics
Net revenue	$638	$404	$(6)	$240	60%
Segment EBITDA	197	136	(2)	63	47%
Softgel and Oral Technologies
Net revenue	329	247	(6)	88	36%
Segment EBITDA	78	46	(1)	33	73%
Oral and Specialty Delivery
Net revenue	156	170	—	(14)	(8)%
Segment EBITDA	44	44	—	—	—%
Clinical Supply Services
Net revenue	99	93	(2)	8	7%
Segment EBITDA	27	25	(1)	3	9%
Inter-segment revenue elimination	(5)	(3)	1	(3)	(61)%
Unallocated Costs (1)	(101)	(45)	2	(58)	(130)%
Combined totals
Net revenue	$1,217	$911	$(13)	$319	35%

EBITDA from operations	$245	$206	$(2)	$41	20%
Change % calculations are based on amounts prior to rounding
(1)    Unallocated costs include restructuring and special items, stock-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended December 31,
(Dollars in millions)	2021	2020
Impairment charges and gain (loss) on sale of assets (a)	$(16)	$(1)
Stock-based compensation	(11)	(11)
Restructuring and other special items (b)	(23)	(15)
Other (expense) income, net (c)	(14)	8
Unallocated corporate costs, net	(37)	(26)
Total unallocated costs	$(101)	$(45)
(a)    Impairment charges and gain (loss) on sale of assets during the three months ended December 31, 2021 include fixed asset impairment charges associated with a product in our respiratory and specialty platform.
(b)    Restructuring and other special items during the three months ended December 31, 2021 include (i) transaction and integration costs primarily associated with the acquisition of Bettera, (ii) restructuring costs associated with the closure of our Clinical Supply Services facility in Bolton, U.K. Restructuring and other special items during the three months ended December 31, 2020 include transaction costs for the sale of our Blow-Fill-Seal Business, and restructuring costs associated with the closure of our Bolton facility.
(c)    Refer to Note 8, Other Expense (Income), Net for details of financing charges and foreign currency translation adjustments recorded within other expense (income), net in our Consolidated Financial Statements.
Provided below is a reconciliation of net earnings to EBITDA from operations:

	Three Months Ended December 31,
(Dollars in millions)	2021	2020
Net earnings	$97	$88
Depreciation and amortization	98	71
Interest expense, net	32	26
Income tax expense (benefit)	18	21
EBITDA from operations	$245	$206

Biologics segment

	2021 vs. 2020
Year-Over-Year Change	Three Months Ended December 31,
	Net Revenue	Segment EBITDA
Organic	59%	48%
Impact of acquisitions	1%	(1)%
Constant-currency change	60%	47%
Foreign exchange translation impact on reporting	(2)%	(2)%
Total % change	58%	45%
Biologics net revenue increased by $240 million, or 60%, excluding the impact of foreign exchange, compared to the three months ended December 31, 2020. The increase was driven by robust end-market demand for our drug product, drug substance and gene therapy offerings, in part related to demand for COVID-19 related programs.
Biologics Segment EBITDA increased by $63 million, or 47%, excluding the impact of foreign exchange, compared to the three months ended December 31, 2020. The increase was driven by robust end-market demand for our drug product, drug substance and gene therapy offerings, in part related to demand for COVID-19 related programs.
Softgel and Oral Technologies segment

	2021 vs. 2020
Year-Over-Year Change	Three Months Ended December 31,
	Net Revenue	Segment EBITDA
Organic	14%	43%
Impact of acquisitions	22%	30%
Constant-currency change	36%	73%
Foreign currency translation impact on reporting	(3)%	(3)%
Total % change	33%	70%

Softgel and Oral Technologies net revenue increased by $88 million, or 36%, excluding the impact of foreign exchange, compared to the three months ended December 31, 2020. The increase in organic revenue was driven by strong end-market demand for prescription products, a continued rebound in consumer health products, particularly in cough, cold, and over-the-counter pain relief products, and growth in development services.
Softgel and Oral Technologies Segment EBITDA increased $33 million, or 73%, excluding the impact of foreign exchange, compared to the three months ended December 31, 2020. The organic portion of the increase, similar to that of net revenue, was driven by an increase in end-market demand in prescription products, a continued rebound in consumer health products, particularly in cough, cold, and over-the-counter pain relief products, and growth in development services.
We completed the Bettera acquisition in October 2021, which increased net revenue and Segment EBITDA on an inorganic basis by 22% and 30%, respectively, in the three months ended December 31, 2021, compared to the corresponding prior-year period.

Oral and Specialty Delivery segment

	2021 vs. 2020
Year-Over-Year Change	Three Months Ended December 31,
	Net Revenue	Segment EBITDA
Organic	5%	24%
Impact of acquisitions	2%	(7)%
Impact of divestitures	(15)%	(17)%
Constant currency change	(8)%	—%
Foreign currency translation impact on reporting	—%	—%
Total % change	(8)%	—%

Oral and Specialty Delivery net revenue decreased by $14 million, or 8%, excluding the impact of foreign exchange, compared to the three months ended December 31, 2020. Net revenue increased 5%, compared to the three months ended December 31, 2020, excluding the impact of acquisitions and divestitures, primarily driven by demand for early-phase development programs and orally delivered Zydis commercial products.
Oral and Specialty Delivery Segment EBITDA remained unchanged, excluding the impact of foreign exchange, compared to the three months ended December 31, 2020. Segment EBITDA increased 24%, compared to the three months ended December 31, 2020, excluding the impact of acquisitions and divestitures. The increase in Segment EBITDA from the prior-year period was primarily driven by the increased demand for commercial products and a favorable impact from prior year recall costs in our respiratory and specialty platform.
We completed the acquisition of the manufacturing and packaging operations of the Acorda Therapeutics, Inc. (“Acorda”) dry powder inhaler and spray dry manufacturing business in February 2021. For the three months ended December 31, 2021, this acquisition increased our net revenue and unfavorably impacted Segment EBITDA on an inorganic basis by 2% and 7%, respectively, compared to the corresponding prior-year period.
We completed the Blow-Fill-Seal Business divestiture in March 2021. For the three months ended December 31, 2021, this divestiture decreased our net revenue and unfavorably impacted Segment EBITDA on an inorganic basis by 15% and 17%, respectively, compared to the corresponding prior-year period.
Clinical Supply Services segment

	2021 vs. 2020
Year-Over-Year Change	Three Months Ended December 31,
	Net Revenue	Segment EBITDA
Organic	7%	9%
Constant currency change	7%	9%
Foreign currency translation impact on reporting	—%	(1)%
Total % change	7%	8%
Clinical Supply Services net revenue increased by $8 million, or 7%, excluding the impact of foreign exchange, compared to the three months ended December 31, 2020. The increase was driven by growth in our manufacturing and packaging and storage and distribution offerings in North America.
Clinical Supply Services Segment EBITDA increased $3 million, or 9%, excluding the impact of foreign exchange, compared to the three months ended December 31, 2020. The increase was driven by demand in our manufacturing and packaging and storage and distribution offerings in North America.
Six Months Ended December 31, 2021 Compared to the Six Months Ended December 31, 2020

The below tables summarize several financial metrics we use to measure performance for the six months ended December 31, 2021 and six months ended December 31, 2020. Refer to the discussions below regarding performance and use of key financial metrics.

Revenue and revenue at constant currency
(in millions)
Actual
Constant Currency
FY22
FY21
$2,242
$2,248
$1,757
$0
$450
$900
$1,350
$1,800
$2,250

Gross margin (in millions) and gross margin percentage
FY22
$729
32.5%
FY21
$547
31.1%
$0
$200
$400
$600
$800

Results for the six months ended December 31, 2021 compared to the six months ended December 31, 2020 were as follows:

	Six Months Ended December 31,		FX Impact	Constant Currency Increase (Decrease)
(Dollars in millions)	2021	2020		Change $	Change %
Net revenue	$2,242	$1,757	$(6)	$491	28%
Cost of sales	1,513	1,210	(4)	307	25%
Gross margin	729	547	(2)	184	34%
Selling, general, and administrative expenses	411	330	—	81	24%
Gain on sale of subsidiary	(1)	—	—	(1)	*
Other operating expense	20	9	(1)	12	138%
Operating earnings	299	208	(1)	92	44%
Interest expense, net	58	51	1	6	12%
Other expense (income), net	23	(19)	(1)	43	(223)%
Earnings before income taxes	218	176	(1)	43	24%
Income tax expense	28	5	—	23	400%
Net earnings	$190	$171	$(1)	$20	11%
Change % calculations are based on amounts prior to rounding
*Percentage not meaningful

Net Revenue

2021 vs. 2020
Year-Over-Year Change	Six Months Ended December 31,
Net Revenue
Organic	27%
Impact of acquisitions	4%
Impact of divestitures	(3)%
Constant currency change	28%
Foreign currency translation impact on reporting	—%
Total % change	28%
Net revenue increased by $491 million, or 28%, excluding the impact of foreign exchange, compared to the six months ended December 31, 2020. Net revenue increased 4% inorganically as a result of acquisitions, which was partially offset by a 3% decrease in net revenue due to the sale of our Blow-Fill-Seal Business. We acquired Skeletal Cell Therapy Support (“Skeletal”) in November 2020, Delphi Genetics SA (“Delphi”) and the manufacturing and packaging assets of Acorda in February 2021, and Bettera in October 2021. Net revenue increased 27% organically on a constant-currency basis, primarily related to (i) robust demand across all our Biologics offerings, in particular demand for our drug product and drug substance offerings for COVID-19-related programs, (ii) increased demand for our customers' prescription products, a continued rebound in our consumer health products, particularly in cough, cold, and over-the-counter pain relief products, and growth in development services in our Softgel and Oral Technologies segment.
Gross Margin
Gross margin increased by $184 million, or 34%, compared to the six months ended December 31, 2020, excluding the impact of foreign exchange, primarily due to the strong margin profile for all Biologics segment offerings, including demand across our drug product and drug substance offerings for COVID-19 related programs. Additional factors for such growth included an increased demand for prescription products and continued rebound in consumer health products in our Softgel and Oral Technologies segment and a favorable impact from the decline in recall charges in our Oral and Specialty Delivery segment. Margin growth was offset in part by a $23 million increase in depreciation and amortization expense. On a constant-currency basis, gross margin, as a percentage of revenue, increased 140 basis points to 32.5% in the six months ended December 31, 2021, compared to 31.1% in the corresponding prior-year period.
Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased by $81 million, or 24%, compared to the six months ended December 31, 2020, excluding the impact of foreign exchange, which includes $16 million in net incremental expenses from acquired and divested companies. The year-over-year increase in selling, general and administrative expenses was primarily due to $28 million for employee-related costs principally incurred for wages and bonuses, $16 million in transaction and integration costs primarily associated with our Bettera acquisition, $6 million of incremental depreciation and amortization expense, a $6 million increase in information technology spend associated with additional cyber security initiatives, and $4 million of bad debt expense, partially offset by $4 million in cost savings associated with employee health and welfare costs.
Other Operating Expense
Other operating expense of $20 million for the six months ended December 31, 2021 increased by $12 million, or 138%, compared to the six months ended December 31, 2020, excluding the impact of foreign exchange. The year-over-year increase was primarily due to a $15 million increase in fixed asset impairment charges associated with a product in our respiratory and specialty platform.
Interest Expense, net
Interest expense, net of $58 million for the six months ended December 31, 2021 increased by $6 million, or 12%, compared to the six months ended December 31, 2020, excluding the impact of foreign exchange. The savings from repayment of our formerly outstanding term loans and 4.875% senior notes due 2026 were offset by increases in interest expense due to our most recent tranche of term loans, the 2029 Notes, and the 2030 Notes. The savings also includes a $3 million reduction in capitalized interest costs for the six months ended December 31, 2021.
Other Expense (Income), net

Other expense, net of $23 million for the six months ended December 31, 2021 was primarily driven by $24 million of foreign currency losses, $4 million of financing charges related to our outstanding term loans, partially offset by a $2 million gain related to the change in fair value of the derivative liability arising from the dividend-adjustment mechanism of our formerly outstanding Series A Preferred Stock.
Other income, net for the six months ended December 31, 2020 of $19 million was primarily driven by a gain of $16 million related to the change in fair value of the derivative liability arising from the dividend-adjustment mechanism of our Series A Preferred Stock.
Income Tax Expense
Our provision for income taxes for the six months ended December 31, 2021 was $28 million relative to earnings before income taxes of $218 million. Our provision for income taxes for the six months ended December 31, 2020 of $5 million relative to earnings before income taxes of $176 million. The increase in the provision was the result of a decrease in non-U.S. tax credits claimed on an amended U.S. federal income tax filing compared to the prior-year period. The provision for income taxes in each of these periods was also impacted by the relative amount and mix of permanent tax adjustments included in the income tax computation and other discrete tax items recognized in the periods.
Segment Review
The below charts depict the percentage of revenue for each of our four segments for the six months ended December 31, 2021 compared to the six months ended December 31, 2020. Refer below for discussions regarding each segment's revenue and EBITDA performance.

Our results on a segment basis for the six months ended December 31, 2021 compared to the six months ended December 31, 2020 were as follows:

	Six Months Ended December 31,		FX Impact	Constant Currency Increase/(Decrease)
(Dollars in millions)	2021	2020		Change $	Change %
Biologics
Net revenue	$1,184	$781	$(5)	$408	52%
Segment EBITDA	363	242	(1)	122	50%
Softgel and Oral Technologies
Net revenue	572	468	(4)	108	23%
Segment EBITDA	119	83	(1)	37	44%
Oral and Specialty Delivery
Net revenue	302	328	4	(30)	(9)%
Segment EBITDA	77	66	2	9	15%
Clinical Supply Services
Net revenue	195	186	—	9	5%
Segment EBITDA	53	50	—	3	5%
Inter-segment revenue elimination	(11)	(6)	(1)	(4)	(67)%
Unallocated Costs (1)	(157)	(74)	—	(83)	(114)%
Combined totals
Net revenue	$2,242	$1,757	$(6)	$491	28%

EBITDA from operations	$455	$367	$—	$88	24%
Change % calculations are based on amounts prior to rounding
(1) Unallocated costs include restructuring and special items, stock-based compensation, gain on sale of subsidiary, impairment charges, certain other corporate-directed costs, and other costs that are not allocated to the segments as follows:

	Six Months Ended December 31,
(Dollars in millions)	2021	2020
Impairment charges and gain (loss) on sale of assets (a)	$(19)	$(2)
Equity compensation	(32)	(30)
Restructuring and other special items (b)	(31)	(20)
Gain on sale of subsidiary (c)	1	—
Other expense (income), net (d)	(23)	19
Non-allocated corporate costs, net	(53)	(41)
Total unallocated costs	$(157)	$(74)
(a) Impairment charges and gain (loss) on sale of assets during the six months ended December 31, 2021 include fixed asset impairment charges associated with a product in our respiratory and specialty platform.
(b) Restructuring and other special items during the six months ended December 31, 2021 include (i) transaction and integration costs associated with the acquisitions of Delphi, Hepatic Cell Therapy Support SA, RheinCell Therapeutics GmbH, and Bettera and, (ii) restructuring costs associated with the closure of the Bolton facility. Restructuring and other special items during the six months ended December 31, 2020 include transaction costs for the sale of our Blow-Fill-Seal Business, acquisitions of facilities in Italy and Belgium, disposal of a site in Australia, restructuring costs associated with the closure of the Bolton facility and other restructuring initiatives across our network of sites.
(c) For the six months ended December 31, 2021, gain on sale of subsidiary was due to the divestiture of our Blow-Fill-Seal Business.

(d) Refer to Note 8, Other expense (income), net for details of financing charges and foreign currency translation adjustments recorded within other expense, net in our Consolidated Financial Statements.
Provided below is a reconciliation of net earnings to EBITDA from operations:

	Six Months Ended December 31,
(Dollars in millions)	2021	2020
Net earnings	$190	$171
Depreciation and amortization	179	140
Interest expense, net	58	51
Income tax expense	28	5
EBITDA from operations	$455	$367
Biologics segment

	2021 vs. 2020
Year-Over-Year Change	Six Months Ended December 31,
	Net Revenue	Segment EBITDA
Organic	52%	51%
Impact of acquisitions	—%	(1)%
Constant-currency change	52%	50%
Foreign exchange translation impact on reporting	—%	—%
Total % change	52%	50%

Net revenue in our Biologics segment increased by $408 million, or 52%, excluding the impact of foreign exchange, compared to the six months ended December 31, 2020. The increase was driven across all segment offerings with robust end-market demand for our drug product, drug substance, and cell and gene therapy offerings, primarily related to demand for COVID-19-related programs.
Biologics Segment EBITDA increased by $122 million, or 50%, excluding the impact of foreign exchange, compared to the six months ended December 31, 2020. Segment EBITDA increased 51%, compared to the six months ended December 31, 2020, excluding the impact of acquisitions. The increase was driven across all segment offerings with robust end-market demand for our drug product, drug substance, and cell and gene therapy offerings, primarily related to demand for COVID-19-related programs.
Softgel and Oral Technologies segment

	2021 vs. 2020
Year-Over-Year Change	Six Months Ended December 31,
	Net Revenue	Segment EBITDA
Organic	12%	28%
Impact of acquisitions	11%	16%
Constant-currency change	23%	44%
Foreign exchange translation impact on reporting	(1)%	(2)%
Total % change	22%	42%

Softgel and Oral Technologies net revenue increased $108 million, or 23%, excluding the impact of foreign exchange, compared to the six months ended December 31, 2020. Net revenue increased 12%, compared to the six months ended December 31, 2020, excluding the impact of acquisitions. The increase in organic revenue primarily relates to strong end-market demand for prescription products, a continued rebound in consumer health products, particularly in cough, cold, and over-the-counter pain relief products, and growth in development services within North America

Softgel and Oral Technologies Segment EBITDA increased $37 million, or 44%, excluding the impact of foreign exchange, compared to the six months ended December 31, 2020. Segment EBITDA increased 28% compared to the six months ended December 31, 2020, excluding the impact of acquisitions. The organic portion of the increase, similar to that of net revenue, was primarily driven by an increase in demand in both the prescription and consumer health portfolio of products, as well as the margin generated from strong development revenue growth.
We completed the Bettera acquisition in October 2021, which increased net revenue and Segment EBITDA on an inorganic basis by 11% and 16%, respectively, in the six months ended December 31, 2021, compared to the corresponding prior-year period.
Oral and Specialty Delivery segment

	2021 vs. 2020
Year-Over-Year Change	Six Months Ended December 31,
	Net Revenue	Segment EBITDA
Organic	4%	50%
Impact of acquisitions	1%	(12)%
Impact of divestitures	(14)%	(23)%
Constant-currency change	(9)%	15%
Foreign exchange translation impact on reporting	1%	3%
Total % change	(8)%	18%
Net revenue in our Oral and Specialty Delivery segment decreased by $30 million, or 9%, compared to the six months ended December 31, 2020, excluding the impact of foreign exchange. Net revenue increased 4%, compared to the six months ended December 31. 2020, excluding the impact of acquisitions and divestitures, primarily driven by demand for the segment’s orally delivered Zydis commercial products and early-phase development programs.
Oral and Specialty Delivery’s Segment EBITDA increased by $9 million, or 15%, compared to the six months ended December 31, 2020, excluding the impact of foreign exchange. Segment EBITDA increased 50% compared to the six months ended December 31, 2020, excluding the impact of acquisitions and divestitures. The organic portion of the increase from the corresponding prior-year period was primarily driven by increased demand for the segment’s orally delivered Zydis commercial products and a favorable impact from prior year recall costs in our respiratory and specialty platform.
Clinical Supply Services segment

	2021 vs. 2020
Year-Over-Year Change	Six Months Ended December 31,
	Net Revenue	Segment EBITDA
Organic	5%	5%
Constant-currency change	5%	5%
Foreign exchange translation impact on reporting	—%	1%
Total % change	5%	6%
Clinical Supply Services’ net revenue increased by $9 million, or 5%, compared to the six months ended December 31, 2020, excluding the impact of foreign exchange. The increase was driven by strong demand in our manufacturing and packaging and storage and distribution offerings in North America.
Clinical Supply Services’ Segment EBITDA increased by $3 million, or 5%, excluding the impact of foreign exchange, compared to the six months ended December 31, 2020, primarily due to strong demand in our manufacturing and packaging and storage and distribution offering in North America.

Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of liquidity have been cash flows generated from operations and occasional capital market activities. The principal uses of cash are to fund operating and capital expenditures, business or asset acquisitions, interest payments on debt, and any mandatory or discretionary principal payment on our debt. As of December 31, 2021, Catalent Pharma Solutions, Inc., our principal operating subsidiary (“Operating Company”), following the September 2021 execution of Amendment No. 6 to the amended and restated credit agreement, dated as of May 20, 2014, governing our senior secured credit facilities (as amended, the “Credit Agreement”), had available a $725 million revolving credit facility that matures in May 2024, the capacity of which was reduced by $5 million in letters of credit outstanding as of December 31, 2021. The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings, referred to as swing-line borrowings.
On October 1, 2021, we acquired Bettera, a manufacturer of nutraceuticals specializing in gummy, soft chew, and lozenge delivery systems paying approximately $1.00 billion in cash. We funded this acquisition through a combination of additional borrowings under our senior secured credit facilities and the net proceeds of the 2030 Notes.
We believe that our cash on hand, cash from operations, and available borrowings under our revolving credit facility will be adequate to meet our liquidity needs for at least the next 12 months, as well as the amounts expected to become due with respect to our pending capital projects. We have no significant maturity under any of our bank or note debt until the July 2027 maturity of our 5.000% senior notes due 2027 (the "2027 Notes”).
Cash Flows
The following table summarizes our consolidated statements of cash flows:

	Six Months Ended December 31,
(Dollars in millions)	2021	2020	$ Change
Net cash provided by (used in):
Operating activities	$232	$224	$8
Investing activities	$(1,299)	$(354)	$(945)
Financing activities	$1,033	$(7)	$1,040
Operating Activities
For the six months ended December 31, 2021, cash provided by operating activities was $232 million, compared to $224 million for the corresponding prior-year period. This increase in cash flow from operating activities was primarily due to an increase in operating earnings, which increased from $208 million in the corresponding prior-year period to $299 million for the six months ended December 31, 2021, and a favorable impact from the timing of collection of trade receivables, which was primarily offset by an unfavorable impact from the increase in contract assets.
Investing Activities
For the six months ended December 31, 2021, cash used in investing activities was $1.30 billion, compared to $354 million for the six months ended December 31, 2020. The increase in cash used in investing activities was primarily driven by a $1.00 billion increase in cash used for business acquisition activities, partially offset by a $62 million decrease in cash used for purchases of property, plant, and equipment.
Financing Activities
For the six months ended December 31, 2021, cash provided by financing activities was $1.03 billion, compared to cash used in financing activities of $7 million for the six months ended December 31, 2020. Cash provided by financing activities was primarily driven by the $1.1 billion in net cash received from the issuance of the 2030 Notes and incurrence of our most recent tranche of term loans.
Cash used in financing activities for the six months ended December 31, 2020 was primarily driven by an annual installment on the deferred purchase consideration for the acquisition of Catalent Indiana, LLC and cash paid, in lieu of equity, for tax withholdings partially offset by the July 2020 exercise of an over-allotment option on 1.2 million additional shares by the underwriter for the equity offering in June 2020, resulting in net proceeds of $82 million.

Guarantees and Security
The Senior Notes
All obligations under Operating Company's 2027 Notes, 2.375% euro-denominated senior notes due 2028, 2029 Notes, and 2030 Notes (collectively, the "Senior Notes") are general, unsecured, and subordinated to all existing and future secured indebtedness of the guarantors to the extent of the value of the assets securing such indebtedness. Each of the Senior Notes is separately guaranteed by all of our wholly owned U.S. subsidiaries that guarantee the senior secured credit facilities. None of the Senior Notes is guaranteed by either PTS Intermediate Holdings LLC or Catalent, Inc.
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
The Credit Agreement also contains change-of-control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of December 31, 2021, we were in compliance with all material covenants under the Credit Agreement.
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

The Senior Notes
The several indentures governing each series of the Senior Notes (collectively, the “Indentures”) contain certain covenants that, among other things, limit our ability to incur or guarantee more debt or issue certain preferred shares; pay dividends on, repurchase, or make distributions in respect of their capital stock or make other restricted payments; make certain investments; sell certain assets; create liens; consolidate, merge, sell; or otherwise dispose of all or substantially all of their assets; enter into certain transactions with their affiliates, and designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions, limitations, and qualifications as set forth in the Indentures. The Indentures also contain customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of Operating Company or certain of its subsidiaries. Upon an event of default, either the holders of at least 30% in principal amount of each of the then-outstanding series of Senior Notes, or the applicable Trustee under the Indentures, may declare the applicable Senior Notes immediately due and payable; or in certain circumstances, the applicable Senior Notes will become automatically immediately due and payable. As of December 31, 2021, Operating Company was in compliance with all material covenants under the Indentures.
Geographic Allocation of Cash
As of December 31, 2021 and June 30, 2021, our non-U.S. subsidiaries held cash and cash equivalents of $360 million and $351 million, respectively, out of the total consolidated cash and cash equivalents of $849 million and $896 million, respectively. These balances are dispersed across many locations around the world.

Interest Rate Risk Management
A portion of the debt used to finance our operations is exposed to interest-rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed- and floating-rate assets and liabilities. In February 2021, we replaced one interest-rate swap agreement with Bank of America N.A. with another, and each acts or acted as a hedge against the economic effect of a portion of the variable-interest obligation associated with our U.S. dollar-denominated term loans under our senior secured credit facilities, so that the interest payable on that portion of the debt becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on future interest expense. The applicable rate for the U.S. dollar-denominated term loan under the Credit Agreement was LIBOR (subject to a floor of 0.50%) plus 2.00% as of December 31, 2021; however, as a result of the current interest-rate swap agreement, the variable portion of the applicable rate on $500 million of the term loan was effectively fixed at 0.9985% as of February 2021.
Currency Risk Management
We are exposed to fluctuations in the euro-U.S. dollar exchange rate on our investments in our operations in Europe. While we do not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in euros. At December 31, 2021, we had $933 million of euro-denominated debt outstanding that qualifies as a hedge of a net investment in European operations. Refer to Note 10, Derivative Instruments and Hedging Activities, to our Consolidated Financial Statements for further discussion of net investment hedge activity in the period.
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

Off-Balance Sheet Arrangements
Other than short-term operating leases and outstanding letters of credit as discussed above, we do not have any material off-balance sheet arrangement as of December 31, 2021.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our quantitative and qualitative disclosures about market risks, see the section titled Quantitative and Qualitative Disclosures About Market Risks in our Fiscal 2021 10-K. As of December 31, 2021, there has been no material change in this information.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any control or procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change that materially affected, or is reasonably likely to materially affect, Catalent’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Purchase of Equity Securities

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION
Not applicable.

ITEM 6.    EXHIBITS
Exhibits:

3.1	Fourth Amended and Restated Certificate of Incorporation of Catalent, Inc., as filed with the Secretary of State of the State of Delaware on October 28, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 2, 2021).

3.2	Bylaws of Catalent, Inc., effective October 28, 2021 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 2, 2021).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	The following financial information from Catalent, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 formatted in inline XBRL: (i) Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2021 and 2020; (ii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended December 31, 2021 and 2020 (iii) Consolidated Balance Sheets as of December 31, 2021 and June 30, 2021; (iv) Consolidated Statement of Changes in Shareholders’ Equity as of December 31, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2021 and 2020; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	The cover page of this Quarterly Report on Form 10-Q, formatted as Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALENT, INC. (Registrant)

Date:	February 1, 2022	By:	/s/ RICKY HOPSON
Ricky Hopson
Vice President, Chief Accounting Officer