Form 10-Q
period 2022-03-31
Catalent, Inc.
filed 2022-05-03
CIK 1596783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
001-36587
(Commission File Number)
 _____________________________
Catalent, Inc.
(Exact name of registrant as specified in its charter)
_____________________________

Delaware		20-8737688
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

14 Schoolhouse Road,
Somerset,	NJ	08873
(Address of principal executive offices)_______		(Zip code)
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

On April 26, 2022, there were 179,213,237 shares of the Registrant's common stock, par value $0.01 per share, issued and outstanding.

CATALENT, INC.
Index to Form 10-Q
For the Three and Nine Months Ended March 31, 2022

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
•We use advanced information and communication systems to run our operations, compile and analyze financial and operational data, and communicate among our employees, customers, and counter-parties, and the risks generally associated with information and communications systems could adversely affect our results of operations. We are continuously working to install new, and upgrade existing systems and provide employee awareness training around phishing, malware, and other cyber security risks to enhance the protections available to us, but such protections may be inadequate to address malicious attacks or inadvertent compromises of data security.
•Cell and gene therapies are relatively new modes of treatment and subject to changing public opinion, continuing research, and increased regulatory scrutiny, each of which may affect our customers' ability to conduct their business, or obtain approvals for their therapies, and thereby adversely affect our cell or gene therapy offerings.
•Future revenue may be subject to increased volatility because a material portion of our net revenue is derived from a limited number of customers.

Risks Relating to Our Indebtedness

•Our substantial indebtedness could limit our ability to operate our business and to finance future operations or acquisitions that would enhance our growth.
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

PART I.    FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Catalent, Inc.
Consolidated Statements of Operations
(Unaudited; dollars in millions, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net revenue	$1,273	$1,053	$3,515	$2,810
Cost of sales	850	687	2,363	1,897
Gross margin	423	366	1,152	913
Selling, general, and administrative expenses	207	173	618	503
Gain on sale of subsidiary	—	(184)	(1)	(184)
Other operating expense	5	8	25	17
Operating earnings	211	369	510	577
Interest expense, net	33	27	91	78
Other expense, net	2	25	25	5
Earnings before income taxes	176	317	394	494
Income tax expense	35	85	63	91
Net earnings	141	232	331	403
Less: Net earnings attributable to preferred shareholders	—	(15)	(15)	(43)
Net earnings attributable to common shareholders	$141	$217	$316	$360

Earnings per share:
Basic
Net earnings	$0.78	$1.27	$1.81	$2.15
Diluted
Net earnings	$0.78	$1.26	$1.79	$2.12

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited; dollars in millions)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net earnings	$141	$232	$331	$403
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(22)	—	(54)	55
Pension and other post-retirement adjustments	1	1	2	1
Net change in marketable securities	(1)	—	(2)	—
Derivatives and hedges	17	5	21	6
Other comprehensive (loss) income, net of tax	(5)	6	(33)	62
Comprehensive income	$136	$238	$298	$465

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc.
Consolidated Balance Sheets
(Unaudited; in millions, except share and per share data)

	March 31, 2022	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$786	$896
Trade receivables, net of allowance for credit losses of $28 and $12, respectively	932	1,012
Inventories	676	563
Prepaid expenses and other	537	376
Marketable securities	94	71
Total current assets	3,025	2,918
Property, plant, and equipment, net of accumulated depreciation of $1,308 and $1,179, respectively	2,820	2,524
Other assets:
Goodwill	3,012	2,519
Other intangibles, net	1,097	817
Deferred income taxes	68	66
Other long-term assets	300	268
Total assets	$10,322	$9,112

LIABILITIES, REDEEMABLE PREFERRED STOCK, AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$29	$75
Accounts payable	401	385
Other accrued liabilities	616	736
Total current liabilities	1,046	1,196
Long-term obligations, less current portion	4,157	3,166
Pension liability	122	137
Deferred income taxes	211	164
Other liabilities	154	175
Commitment and contingencies (see Note 15)	—	—
Total liabilities	5,690	4,838
Redeemable preferred stock, $0.01 par value; 0 and 1 million shares authorized at March 31, 2022 and June 30, 2021, respectively; 0 and 0.4 million shares issued and outstanding at March 31, 2022 and June 30, 2021, respectively	—	359
Shareholders' equity:
Common stock, $0.01 par value; 1.00 billion shares authorized at March 31, 2022 and June 30, 2021; 179 million and 171 million issued and outstanding at March 31, 2022 and June 30, 2021, respectively	2	2
Preferred stock, $0.01 par value; 100 million shares and 99 million shares authorized at March 31, 2022 and June 30, 2021, respectively; 0 shares issued and outstanding at March 31, 2022 and June 30, 2021	—	—
Additional paid in capital	4,630	4,205
Retained earnings	350	25
Accumulated other comprehensive loss	(350)	(317)
Total shareholders' equity	4,632	3,915
Total liabilities, redeemable preferred stock, and shareholders' equity	$10,322	$9,112
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc.
Consolidated Statement of Changes in Shareholders' Equity
(Unaudited; dollars in millions, except share data in thousands)

Three Months Ended March 31, 2022

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Redeemable Preferred Stock
Balance at December 31, 2021	179,050	$2	$4,615	$209	$(345)	$4,481	$—
Share issuances related to stock- based compensation	97	—	—	—	—	—	—
Stock-based compensation	—	—	10	—	—	10	—
Exercise of stock options	—	—	2	—	—	2	—
Employee stock purchase plan	—	—	3	—	—	3	—
Net earnings	—	—	—	141	—	141	—
Other comprehensive income, net of tax	—	—	—	—	(5)	(5)	—
Balance at March 31, 2022	179,147	$2	$4,630	$350	$(350)	$4,632	$—

Three Months Ended March 31, 2021

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Redeemable Preferred Stock
Balance at December 31, 2020	170,133	$2	$4,161	$(377)	$(330)	$3,456	$359
Share issuances related to stock- based compensation	166	—	—	—	—	—	—
Stock-based compensation	—	—	8	—	—	8	—
Cash paid, in lieu of equity, for tax withholding	—	—	(1)	—	—	(1)	—
Exercise of stock options	—	—	15	—	—	15	—
Employee stock purchase plan	—	—	2	—	—	2	—
Preferred dividend ($12.50 per share of redeemable preferred stock)	—	—	—	(5)	—	(5)	—
Net earnings	—	—	—	232	—	232	—
Other comprehensive income, net of tax	—	—	—	—	6	6	—
Balance at March 31, 2021	170,299	$2	$4,185	$(150)	$(324)	$3,713	$359

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc.
Consolidated Statement of Changes in Shareholders' Equity
(Unaudited; dollars in millions, except share data in thousands)

Nine Months ended March 31, 2022

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Redeemable Preferred Stock
Balance at June 30, 2021	170,549	$2	$4,205	$25	$(317)	$3,915	$359
Share issuances related to stock- based compensation	780	—	—	—	—	—	—
Conversion of redeemable preferred stock	7,818	—	362	—	—	362	(359)
Stock-based compensation	—	—	42	—	—	42	—
Cash paid, in lieu of equity, for tax withholding	—	—	(9)	—	—	(9)	—
Exercise of stock options	—	—	21	—	—	21	—
Employee stock purchase plan	—	—	9	—	—	9	—
Preferred dividend ($12.50 per share of redeemable preferred stock)	—	—	—	(6)	—	(6)	—
Net earnings	—	—	—	331	—	331	—
Other comprehensive loss, net of tax	—	—	—	—	(33)	(33)	—
Balance at March 31, 2022	179,147	$2	$4,630	$350	$(350)	$4,632	$—

Nine Months Ended March 31, 2021

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Redeemable Preferred Stock
Balance at June 30, 2020	162,788	$2	$3,818	$(535)	$(386)	$2,899	$607
Equity offering, sale of common stock	1,163	—	82	—	—	82	—
Share issuances related to stock- based compensation	956	—	—	—	—	—	—
Conversion of redeemable preferred stock	5,392	—	253	—	—	253	(248)
Stock-based compensation	—	—	38	—	—	38	—
Cash paid, in lieu of equity, for tax withholding	—	—	(27)	—	—	(27)	—
Exercise of stock options	—	—	15	—	—	15	—
Employee stock purchase plan	—	—	6	—	—	6	—
Preferred dividend ($12.50 per share of redeemable preferred stock)	—	—	—	(18)	—	(18)	—
Net earnings	—	—	—	403	—	403	—
Other comprehensive income, net of tax	—	—	—	—	62	62	—
Balance at March 31, 2021	170,299	$2	$4,185	$(150)	$(324)	$3,713	$359

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc.
Consolidated Statements of Cash Flows
(Unaudited; dollars in millions)

	Nine Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$331	$403
Adjustments to reconcile net earnings to net cash from operations:
Depreciation and amortization	278	216
Non-cash foreign currency transaction loss (gain), net	25	(7)
Amortization of debt issuance costs	5	9
Impairments charges and loss (gain) on sale of assets	21	8
Gain on sale of subsidiary	(1)	(184)
Financing-related charges	4	17
Gain on derivative instrument	(2)	(16)
Stock-based compensation	42	38
Provision for deferred income taxes	13	18
Provision for bad debts and inventory	14	40
Change in operating assets and liabilities:
Decrease (increase) in trade receivables	60	(1)
Increase in inventories	(93)	(240)
(Decrease) increase in accounts payable	(34)	37
Other assets/accrued liabilities, net—current and non-current	(293)	(39)
Net cash provided by operating activities	370	299
CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property, equipment, and other productive assets	(425)	(497)
Purchases of marketable securities	(25)	(75)
(Settlement on) proceeds from sale of subsidiaries, net	(3)	287
Payment for acquisitions, net of cash acquired	(1,033)	(147)
Payment made for investments	(4)	(4)
Net cash used in investing activities	(1,490)	(436)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	1,100	167
Payments related to long-term obligations	(72)	(55)
Financing fees paid	(15)	(18)
Dividends paid	(4)	(18)
Proceeds from sale of common stock, net	—	82
Cash paid, in lieu of equity, for tax-withholding obligations	(9)	(27)
Exercise of stock options	21	22
Other financing activities	9	6
Net cash provided by financing activities	1,030	159
Effect of foreign currency exchange on cash and cash equivalents	(20)	13
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(110)	35
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	896	953
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$786	$988
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$93	$97
Income taxes paid, net	$40	$25

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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending June 30, 2022. The consolidated balance sheet at June 30, 2021 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information on the Company's accounting policies and footnotes, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 filed with the Securities and Exchange Commission (the “SEC”).

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
Depreciation
Depreciation expense was $66 million and $53 million for the three months ended March 31, 2022 and 2021, respectively. Depreciation expense was $188 million and $147 million for the nine months ended March 31, 2022 and 2021, respectively. Depreciation expense includes amortization of assets related to finance leases. The Company charges repairs and maintenance costs to expense as incurred.
Research and Development Costs
The Company expenses research and development costs as incurred. Research and development costs amounted to $6 million and $3 million for the three months ended March 31, 2022 and 2021, respectively. Research and development costs amounted to $18 million and $15 million for the nine months ended March 31, 2022 and 2021, respectively.
Marketable Securities

The Company classifies its marketable securities as available-for-sale, because it may sell certain of its marketable securities prior to the stated maturity for various reasons, including management of liquidity, credit risk, duration, relative return, and asset allocation. The Company determines the fair value of each marketable security in its portfolio at each period end and recognizes gains and losses in the portfolio in other comprehensive income. As of March 31, 2022, the amortized cost basis of marketable securities approximates fair value and all outstanding marketable securities mature within one year.
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
New Accounting Standards Not Adopted as of March 31, 2022
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance to ease the potential burden in accounting for the discontinuation of a reference rate such as LIBOR, formerly known as the London Interbank Offered Rate, because of reference rate reform. The expedients and exceptions provided by the guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.
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
The following tables allocate revenue for the three and nine months ended March 31, 2022 and 2021, by type of activity and reporting segment (in millions):

Three Months Ended March 31, 2022	Biologics	Softgel and Oral Technologies	Oral and Specialty Delivery	Clinical Supply Services	Total
Manufacturing & commercial product supply	$200	$280	$90	$—	$570
Development services	498	44	64	—	606
Clinical supply services	—	—	—	101	101
Total	$698	$324	$154	$101	$1,277
		Inter-segment revenue elimination			(4)
			Combined net revenue		$1,273

Three Months Ended March 31, 2021	Biologics	Softgel and Oral Technologies	Oral and Specialty Delivery	Clinical Supply Services	Total
Manufacturing & commercial product supply	$148	$212	$118	$—	$478
Development services	396	32	53	—	481
Clinical supply services	—	—	—	100	100
Total	$544	$244	$171	$100	$1,059
		Inter-segment revenue elimination			(6)
			Combined net revenue		$1,053

Nine Months Ended March 31, 2022	Biologics	Softgel and Oral Technologies	Oral and Specialty Delivery	Clinical Supply Services	Total
Manufacturing & commercial product supply	$503	$776	$274	$—	$1,553
Development services	1,379	120	182	—	1,681
Clinical supply services	—	—	—	296	296
Total	$1,882	$896	$456	$296	$3,530
		Inter-segment revenue elimination			(15)
			Combined net revenue		$3,515

Nine Months Ended March 31, 2021	Biologics	Softgel and Oral Technologies	Oral and Specialty Delivery	Clinical Supply Services	Total
Manufacturing & commercial product supply	$362	$616	$335	$—	$1,313
Development services	963	95	165	—	1,223
Clinical supply services	—	—	—	286	286
Total	$1,325	$711	$500	$286	$2,822
		Inter-segment revenue elimination			(12)
			Combined net revenue		$2,810

The following table allocates revenue by the location where the goods were made or the service performed:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2022	2021	2022	2021
United States	$847	$670	$2,270	$1,722
Europe	373	345	1,095	955
Other	80	62	235	201
Elimination of revenue attributable to multiple locations	(27)	(24)	(85)	(68)
Total	$1,273	$1,053	$3,515	$2,810

Contract Liabilities
Contract liabilities relate to cash consideration that the Company receives in advance of satisfying the related performance obligations. The contract liabilities balance (current and non-current) as of March 31, 2022 and June 30, 2021 are as follows:

(Dollars in millions)
Balance at June 30, 2021	$321
Balance at March 31, 2022	$198
Revenue recognized in the period from amounts included in contracts liability at the beginning of the period:	$252

Contract liabilities that will be recognized within 12 months of March 31, 2022 are accounted for in Other accrued liabilities and those that will be recognized longer than 12 months after March 31, 2022 are accounted for within Other liabilities.

Contract Assets
Contract assets primarily relate to the Company's conditional right to receive consideration for services that have been performed for customers as of March 31, 2022 relating to the Company's development services but had not yet been invoiced as of March 31, 2022. Contract assets are transferred to trade receivables, net when the Company’s right to receive the consideration becomes unconditional. Contract assets totaled $327 million and $181 million as of March 31, 2022 and June 30, 2021, respectively. Contract assets are included in prepaid expenses and other in the consolidated balance sheets.
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
The Company accounted for the Skeletal acquisition using the acquisition method in accordance with ASC 805, Business Combinations. The Company funded the entire purchase price with cash on hand and allocated the purchase price among the acquired assets, recognizing goodwill of $9 million. The Company allocated the remainder of the purchase price to trade receivables, property, plant, and equipment, and other current and non-current assets and liabilities assumed in the acquisition. Results for the three and nine months ended March 31, 2022 were not material to the Company’s statement of operations, financial position, or cash flows.
Acorda Therapeutics, Inc. Acquisition
In February 2021, the Company acquired the manufacturing and packaging operations of the Acorda Therapeutics, Inc. (“Acorda”) dry powder inhaler and spray dry manufacturing business, including its manufacturing facility located near Boston, Massachusetts, for $83 million. In connection with the purchase, Acorda and the Company entered into a long-term supply agreement, under which the Company will continue the manufacture and packaging of an Acorda product at the facility. The facility and operations became part of the Company’s Oral and Specialty Delivery segment. Results of the business acquired were not material to the Company's statement of operations, financial position, or cash flows for the three and nine months ended March 31, 2022.

The Company accounted for the Acorda transaction using the acquisition method in accordance with ASC 805. The Company funded the entire purchase price with cash on hand and allocated the purchase price among the acquired assets, recognizing property, plant, and equipment of $79 million, inventory of $2 million, and goodwill of $2 million. The remainder of the purchase price was allocated to other current and non-current assets and liabilities assumed in the acquisition.

Delphi Genetics SA Acquisition
In February 2021, the Company acquired 100% of the equity interest in Delphi Genetics SA (“Delphi”) for $50 million. Delphi is a plasmid DNA (pDNA) cell and gene therapy contract development and manufacturing organization based in Gosselies, Belgium. The facility and operations acquired became part of the Company’s Biologics segment. Results of the business acquired were not material to the Company's statement of operations, financial position, or cash flows for the three and nine months ended March 31, 2022.
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
The Company accounted for the RheinCell transaction using the acquisition method in accordance with ASC 805. The Company funded the entire purchase price with cash on hand and preliminarily allocated the purchase price among the assets acquired, recognizing $4 million of current liabilities, $1 million of other liabilities, $14 million of intangible assets, and goodwill of $17 million. Results of this business were not material to the Company's statement of operations, financial position, or cash flows for the three and nine months ended March 31, 2022.
The Company has not completed its analysis regarding the assets acquired and liabilities assumed. Therefore, the allocation to inventory, goodwill and income taxes are preliminary and subject to finalization. The Company expects to finalize its allocation over the next several months, but, in any event, within one year from the acquisition date.
Bettera Holdings, LLC Acquisition

In October 2021, the Company acquired 100% of the equity interest in Bettera Holdings, LLC (“Bettera”) for approximately $1 billion, subject to customary adjustments. Bettera is a manufacturer of nutraceuticals and nutritional supplements in gummy, soft chew, and lozenge delivery formats.
The Company accounted for the Bettera transaction using the acquisition method in accordance with ASC 805. The Company estimated fair values at the date of acquisition for the preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed. The Company has not completed its analysis regarding the assets acquired and liabilities assumed. Therefore, the allocation to property, plant and equipment, intangible assets, goodwill and income taxes are preliminary and subject to finalization. During the measurement period ending no later than one year after the acquisition date, the Company will continue to obtain information to assist in finalizing the fair values of the net assets acquired, which may differ materially from these preliminary estimates. If any measurement period adjustment is material, the Company will record such adjustment, including any related impact on net income, in the reporting period in which the adjustment is determined.

The preliminary purchase price allocation to assets acquired and liabilities assumed in the transaction, subject to finalization, is as follows:

(Dollars in millions)	Preliminary Purchase Price Allocation
Cash and cash equivalents	$23
Trade receivables, net	16
Inventories	31
Other current assets	4
Property, plant, and equipment	72
Other intangibles, net (1)	361
Current liabilities	(22)
Goodwill	532
Total assets acquired and liabilities assumed	$1,017
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
Results of the business acquired were not material to the Company's consolidated statement of operations, financial position, or cash flows for the three and nine months ended March 31, 2022.
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
During the nine months ended March 31, 2022, the Company settled a post-closing purchase price adjustment, which resulted in a gain on sale of subsidiary of $1 million.
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
(2)    The Company determined that the estimated fair value of the contingent consideration from the sale of the Blow-Fill-Seal Business at March 31, 2022 is zero, and therefore, no contingent consideration was recorded as a result of the divestiture of the Blow-Fill-Seal Business. If any contingent consideration is subsequently received, it will be recorded in the period in which it is received. The Company has elected an accounting policy to recognize increases in the carrying amount of the contingent consideration asset using the gain contingency guidance in ASC 450, Contingencies.
(3)    Other includes $8 million of transaction expenses, a working capital adjustment of $6 million, and a $2 million assumption of liabilities to create cumulative net cash proceeds of $284 million.
4.    GOODWILL
The following table summarizes the changes between June 30, 2021 and March 31, 2022 in the carrying amount of goodwill in total and by segment:

(Dollars in millions)	Biologics	Softgel and Oral Technologies	Oral and Specialty Delivery	Clinical Supply Services	Total
Balance at June 30, 2021	$1,531	$516	$316	$156	$2,519
Additions(1)	15	532	—	—	547
Foreign currency translation adjustments	(26)	(15)	(8)	(5)	(54)
Balance at March 31, 2022	$1,520	$1,033	$308	$151	$3,012

(1) The additions to goodwill arise from the Bettera (Softgel and Oral Technologies) and RheinCell and Delphi (Biologics) acquisitions. For further details, see Note 3, Business Combinations and Divestitures.
The Company recorded no impairment charge to goodwill in the current period.

5.    OTHER INTANGIBLES, NET
The details of other intangibles as of March 31, 2022 and June 30, 2021 are as follows:

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
March 31, 2022
Amortized intangibles:
Core technology	11 years	$484	$(113)	$371
Customer relationships	13 years	1,032	(354)	678
Product relationships	8 years	246	(208)	38
Other	5 years	21	(11)	10
Total other intangibles		$1,783	$(686)	$1,097

(Dollars in millions)	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2021
Amortized intangibles:
Core technology	19 years	$140	$(94)	$46
Customer relationships	14 years	1,024	(306)	718
Product relationships	11 years	281	(237)	44
Other	5 years	17	(8)	9
Total other intangibles		$1,462	$(645)	$817
Amortization expense related to other intangible assets was $33 million and $90 million for the three and nine months ended March 31, 2022, respectively, and $23 million and $69 million for the three and nine months ended March 31, 2021, respectively.
Future amortization expense related to other intangible assets for the next five fiscal years is estimated to be:

(Dollars in millions)	Remainder Fiscal 2022	2023	2024	2025	2026	2027
Amortization expense	$33	$132	$132	$129	$122	$105

6.    LONG-TERM OBLIGATIONS AND SHORT-TERM BORROWINGS
Long-term obligations and short-term borrowings consisted of the following at March 31, 2022 and June 30, 2021:

(Dollars in millions)	Maturity	March 31, 2022	June 30, 2021
Senior secured credit facilities
Term loan facility B-3	February 2028	$1,437	$997
5.000% senior notes due 2027	July 2027	500	500
2.375% euro senior notes due 2028(1)	March 2028	905	984
3.125% senior notes due 2029	February 2029	550	550
3.500% senior notes due 2030	April 2030	650	—
Deferred purchase consideration		—	50
Financing lease obligations	2022 to 2038	184	193
Other obligations	2022 to 2028	3	3
Unamortized discount and debt issuance costs		(43)	(36)
Total debt		$4,186	$3,241
Less: current portion of long-term obligations and other short-term borrowings		29	75
Long-term obligations, less current portion		$4,157	$3,166
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
Deferred Purchase Consideration
In connection with the acquisition of Catalent Indiana, LLC in October 2017, $200 million of the $950 million aggregate nominal purchase price was payable in $50 million installments on each of the first four anniversaries of the closing date. The Company made the installment payments in October 2018, October 2019, October 2020, and October 2021.

Measurement of the Estimated Fair Value of Debt

The estimated fair value of the Company’s senior secured credit facilities and other senior indebtedness is classified as a Level 2 determination (see Note 11, Fair Value Measurements, for a description of the method by which fair value classifications are determined) in the fair-value hierarchy and is calculated by using a discounted cash flow model with a market interest rate as a significant input. The carrying amounts and the estimated fair values of the Company’s principal categories of debt as of March 31, 2022 and June 30, 2021 are as follows:

		March 31, 2022		June 30, 2021
(Dollars in millions)	Fair Value Measurement	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
5.000% senior notes due 2027	Level 2	$500	$506	$500	$539
2.375% Euro senior notes due 2028	Level 2	905	850	984	993
3.125% senior notes due 2029	Level 2	550	504	550	524
3.500% senior notes due 2030	Level 2	650	611	—	—
Senior secured credit facilities & other	Level 2	1,624	1,645	1,243	1,209
Subtotal		$4,229	$4,116	$3,277	$3,265
Unamortized discount and debt issuance costs		(43)	—	(36)	—
Total debt		$4,186	$4,116	$3,241	$3,265

7.    EARNINGS PER SHARE
The Company computes earnings per share of the Company’s common stock, par value $0.01 (the “Common Stock”) using the two-class method required due to the participating nature of the Series A Preferred Stock (as defined and discussed in Note 14, Equity, Redeemable Preferred Stock, and Accumulated Other Comprehensive Loss). Diluted net earnings per share is computed using the weighted average number of shares of Common Stock outstanding plus the weighted average number of shares of Common Stock that would be issued assuming exercise or conversion of all potentially dilutive instruments. Dilutive securities having an anti-dilutive effect on diluted net earnings per share and are excluded from the calculation. The dilutive effect of the securities that are issuable under the Company’s equity incentive plans are reflected in diluted earnings per share by application of the treasury stock method. The Company applies the if-converted method to compute the potentially dilutive effect of the Series A Preferred Stock. The reconciliations between basic and diluted earnings per share attributable to Catalent common shareholders for the three and nine months ended March 31, 2022 and 2021, respectively, are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions except per share data)	2022	2021	2022	2021
Net earnings	$141	$232	$331	$403
Less: Net earnings attributable to preferred shareholders	—	(15)	(15)	(43)
Net earnings attributable to common shareholders	$141	$217	$316	$360

Weighted average shares outstanding - basic	180	170	176	167
Weighted average dilutive securities issuable - stock plans	1	2	1	2
Weighted average shares outstanding - diluted	181	172	177	169

Earnings per share:
Basic	$0.78	$1.27	$1.81	$2.15
Diluted	$0.78	$1.26	$1.79	$2.12

The Company's Series A Preferred Stock was deemed a participating security, meaning that it had the right to participate in undistributed earnings with the Company's Common Stock. On November 23, 2020 (the “Partial Conversion Date”), the holders of Series A Preferred Stock converted 265,223 shares of Series A Preferred Stock and $2 million of unpaid accrued dividends into shares of Common Stock (the “Partial Conversion”). These holders received 20.33 shares of Common Stock for each converted share of Series A Preferred Stock, resulting in the aggregate issuance of 5,392,280 shares of Common Stock by the Company. On November 18, 2021 (the “Final Conversion Date”), the holders of Series A Preferred Stock converted the remaining 384,777 shares of Series A Preferred Stock and $2 million of unpaid accrued dividends into shares of Common Stock (the “Final Conversion”). These holders received 20.32 shares of Common Stock for each converted share of Series A Preferred Stock, resulting in the aggregate issuance of 7,817,554 shares of Common Stock by the Company. See Note 14, Equity, Redeemable Preferred Stock and Accumulated Other Comprehensive Loss for further details.

The diluted weighted average number of shares outstanding as of March 31, 2022 did not include the following shares of Common Stock associated with the Series A Preferred Stock or the shares associated with the following types of outstanding equity grants due to their antidilutive effect:

	Three Months Ended March 31,		Nine Months Ended March 31,
(share counts in millions)	2022	2021	2022	2021
Series A Preferred Stock	—	8	—	11
8.    OTHER EXPENSE, NET
The components of other expense, net for the three and nine months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2022	2021	2022	2021
Debt financing costs (1)	$—	$17	$4	$17
Foreign currency losses (2)	4	7	28	6
Other (3)	(2)	1	(7)	(18)
Total other expense, net	$2	$25	$25	$5

(1) Debt financing costs for the nine months ended March 31, 2022 includes $4 million of financing charges related to the Company’s Incremental Term B-3 Loans.
(2) Foreign currency remeasurement losses include both cash and non-cash transactions.
(3) Other, for the nine months ended March 31, 2022, includes a gain of $2 million related to the fair value of the derivative liability associated with the formerly outstanding Series A Preferred Stock. Other, for the nine months ended March 31, 2021, includes a gain of $16 million, related to the fair value of the derivative liability associated with the formerly outstanding Series A Preferred Stock.
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
During the fiscal year ended June 30, 2021, the Company adopted a plan to reduce costs and optimize its infrastructure in Europe by closing its Clinical Supply Services facility in Bolton, United Kingdom (“U.K.”) In connection with this restructuring plan, the Company reduced its headcount by approximately 170 employees and incurred cumulative charges of $9 million, primarily associated with employee severance benefits. For the nine months ended March 31, 2022, restructuring charges associated with the Bolton facility closure were $2 million.

Total restructuring charges, inclusive of the charges associated with the Bolton facility closure, were $3 million for each of the three months ended March 31, 2022 and 2021. Total restructuring charges, inclusive of the charges associated with the Bolton facility closure, were $5 million and $9 million for the nine months ended March 31, 2022 and 2021, respectively. Restructuring costs for the three and nine months ended March 31, 2022 and 2021, were recorded in Other Operating Expense in the Consolidated Statement of Operations.
10.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Risk Management Objective of Using Derivatives
The Company is exposed to fluctuations in the currency exchange rates applicable to its investments in operations outside the U.S. While the Company does not actively hedge against changes in foreign currency, the Company has mitigated its exposure from its investments in its European operations by denominating a portion of its debt in euros. At March 31, 2022, the Company had euro-denominated debt outstanding of $905 million (U.S. dollar equivalent), which is designated and qualifies as a hedge against its net investment in its European operations. For non-derivatives designated and qualifying as net investment hedges, the effective portion of translation gains or losses are reported in accumulated other comprehensive loss as part of the cumulative translation adjustment. The non-hedge portions of the euro-denominated debt translation gains or losses are reported in the consolidated statement of operations. The following table includes net investment hedge activity during the three and nine months ended March 31, 2022 and 2021.

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2022	2021	2022	2021
Unrealized foreign exchange gain (loss) within other comprehensive income	$28	$33	$90	$(45)
Unrealized foreign exchange gain (loss) within statement of operations	$—	$1	$(11)	$(3)
The net accumulated gain on the instrument designated as a hedge as of March 31, 2022 within other comprehensive loss was approximately $96 million. Amounts are reclassified out of accumulated other comprehensive loss into earnings when the entity to which the gains and losses relate is either sold or substantially liquidated.
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
The 2021 Rate Swap qualifies for and is designated as a cash-flow hedge. The Company evaluates hedge effectiveness at the inception of the hedge and on an ongoing basis. The cash flows associated with the 2021 Rate Swap is reported in cash provided by operating activities in the consolidated statements of cash flows. The unrealized gain recorded in stockholder's equity from marking the 2021 Rate Swap to market during the three and nine months ended March 31, 2022 was $17 million and $21 million, respectively.
A summary of the estimated fair value of the 2021 Rate Swap reported in the consolidated balance sheets is stated in the table below:

	March 31, 2022		June 30, 2021
(Dollars in millions)	Balance Sheet Classification	Estimated Fair Value	Balance Sheet Classification	Estimated Fair Value
Interest-rate swap	Other long-term assets	$30	Other long-term assets	$2

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
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification as of the end of each reporting period. The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis and the fair value measurement for such assets and liabilities at March 31, 2022 and June 30, 2021, respectively:

(Dollars in millions)	Basis of Fair Value Measurement
March 31, 2022	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$94	$94	$—	$—
Interest-rate swap	30	—	30	—
Trading securities	2	2	—	—

June 30, 2021
Assets:
Marketable securities	$71	$71	$—	$—
Interest-rate swap	2	—	2	—
Trading securities	1	1	—	—

Liabilities:
Series A Preferred Stock derivative liability	$3	—	—	$3
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
The following table sets forth a summary of changes in the estimated fair value of the Series A Preferred Stock derivative liability from June 30, 2021 to March 31, 2022:

(Dollars in millions)	Fair Value Measurements of Series A Preferred Stock Derivative Liability Using Significant Unobservable Inputs (Level 3)
Balance at June 30, 2021	$3
Change in estimated fair value of Series A Preferred Stock derivative liability	(2)
Settlement of derivative liability upon Final Conversion	(1)
Balance at March 31, 2022	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Long-lived assets, goodwill, and other intangible assets are subject to non-recurring fair value measurement for the evaluation of potential impairment. Other than the fair value estimates disclosed in Note 3, Business Combinations and Divestitures, there was no non-recurring fair value measurement during the nine months ended March 31, 2022 and 2021.
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
ASC 740 provides guidance for the accounting of uncertain income tax positions recognized in the Company's tax filings. This guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that, based on technical merits, the position will be sustained upon examination, including resolution of any related appeal or litigation process. As of March 31, 2022 and June 30, 2021, the Company's reserve against uncertain income tax positions remained substantially unchanged at $5 million. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.
The Company recorded a provision for income taxes for the three months ended March 31, 2022 of $35 million relative to earnings before income taxes of $176 million. The Company recorded a provision for income taxes for the three months ended March 31, 2021 of $85 million relative to earnings before income taxes of $317 million. The decrease in income tax provision relative to the prior-year period was largely the result of the discrete tax expense the Company incurred on the gain on the sale of its Blow-Fill-Seal Business recognized in the prior-period and a shift in non-domestic pretax income to tax jurisdictions with favorable tax rates. Generally, fluctuations in the effective tax rate are due to changes in the geographic distribution of the Company's pretax income resulting from the Company's business mix, changes in the tax impact of permanent differences, restructuring, special items, certain equity related compensation, and other discrete tax items that may have unique tax implications depending on the nature of the item.
The Company recorded a provision for income taxes for the nine months ended March 31, 2022 of $63 million relative to earnings before income taxes of $394 million. The Company recorded a provision for income taxes for the nine months ended March 31, 2021 of $91 million relative to earnings before income taxes of $494 million. The decrease in the provision relative to the prior-year period was largely the result of the discrete tax expense the Company incurred on the gain on the sale of its Blow-Fill-Seal Business recognized in the prior-period and a shift in non-domestic pretax income to tax jurisdictions with favorable tax rates, partially offset by non-U.S. tax credits claimed on an amended U.S. federal income tax filing. The provision for income taxes in each of these periods was also impacted by the relative amount and mix of permanent tax adjustments included in the income tax computation and other discrete tax items recognized in the periods.
13.    EMPLOYEE RETIREMENT BENEFIT PLANS
Components of the Company’s net periodic benefit costs are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2022	2021	2022	2021
Components of net periodic benefit cost:
Selling, general, and administrative expenses:
Service cost	$1	$1	$3	$3
Other expense, net:
Interest cost	1	1	3	3
Expected return on plan assets	(2)	(3)	(7)	(7)
Amortization (1)	1	1	3	2
Net amount recognized	$1	$—	$2	$1
(1) Amount represents the amortization of unrecognized actuarial losses.
As previously disclosed, the Company notified the trustees of a multi-employer pension plan of its withdrawal from participation in such plan in fiscal 2012. The actuarial review process administered by the plan trustees ended in fiscal 2015. The liability reported reflects the present value of the Company’s expected future long-term obligations. The estimated discounted value of the projected contributions related to such plans was $38 million as of March 31, 2022 and June 30, 2021, and is included within pension liability on the consolidated balance sheets. The annual cash impact associated with the Company’s obligations in such plan is approximately $2 million.

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
Redeemable Preferred Stock
In May 2019, the Company designated 1 million shares of its preferred stock, par value $0.01, as its Series A Convertible Preferred Stock (the “Series A Preferred Stock”), pursuant to a certificate of designation of preferences, rights, and limitations (as amended, the “Certificate of Designation”), and issued and sold 650,000 shares of the Series A Preferred Stock for an aggregate price of $650 million, to affiliates of Leonard Green & Partners, L.P., each share having a stated value of $1,000. The Series A Preferred Stock ranked senior to the Common Stock with respect to dividend rights and rights upon any liquidation, dissolution, or winding up of the Company's affairs.
Proceeds from the Series A Preferred Stock offering, net of issuance costs, were $646 million, $40 million of which was allocated to the dividend-adjustment feature at its issuance and separately accounted for as a derivative liability. Any change in the derivative's fair value during a fiscal quarter was recorded as a non-operating expense in the consolidated statement of operations.
As described in Note 7, Earnings Per Share, on the Partial Conversion Date, holders of Series A Preferred Stock converted 265,223 shares (approximately 41% of their holdings) and $2 million of unpaid accrued dividends into 5,392,280 shares of Common Stock.. The Company recognized no gain or loss upon the Partial Conversion as it occurred in accordance with the terms of the Certificate of Designation.

As a result of the Partial Conversion, additional paid in capital increased $253 million, which included $4 million related to the fair value of the portion of the derivative liability that was settled upon the Partial Conversion and $2 million related to the unpaid accrued dividend.

On the Final Conversion Date, holders of Series A Preferred Stock converted the remaining 384,777 shares and $2 million of unpaid accrued dividends into shares of Common Stock. These holders received 20.32 shares of Common Stock for each converted share of Series A Preferred Stock, resulting in the issuance of 7,817,554 shares of Common Stock. The Company recognized no gain or loss upon the Final Conversion as it occurred in accordance with the terms of the Certificate of Designation. See Note 10, Derivative Instruments and Hedging Activities, for detail concerning the change in the derivative's fair value during the nine months ended March 31, 2022.

As a result of the Final Conversion, additional paid in capital increased $362 million, which included $1 million related to the fair value of the portion of the derivative liability that was settled upon the Final Conversion and $2 million related to the unpaid accrued dividend.

Following the Final Conversion, no share of the Series A Preferred Stock remains outstanding, and the Company has re-assigned all of the authorized shares of Series A Preferred Stock as undesignated shares of preferred stock, par value $0.01.
Accumulated Other Comprehensive Loss
The components of the changes in the cumulative translation adjustment, derivatives and hedges, minimum pension liability, and marketable securities for the three and nine months ended March 31, 2022 and 2021 are presented below.

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2022	2021	2022	2021
Foreign currency translation adjustments:
Net investment hedge	$28	$33	$90	$(45)
Long-term intercompany loans	(8)	15	(15)	38
Translation adjustments	(36)	(40)	(109)	54
Total foreign currency translation adjustment, pretax	(16)	8	(34)	47
Tax expense (benefit)	6	8	20	(8)
Total foreign currency translation adjustment, net of tax	$(22)	$—	$(54)	$55

Net change in derivatives and hedges:
Net gain recognized during the period	$23	$7	$28	$8
Total derivatives and hedges, pretax	23	7	28	8
Tax expense	6	2	7	2
Net change in derivatives and hedges, net of tax	$17	$5	$21	$6

Net change in minimum pension liability:
Net gain recognized during the period	$1	$1	$2	$1
Total pension liability, pretax	1	1	2	1
Tax benefit	—	—	—	—
Net change in minimum pension liability, net of tax	$1	$1	$2	$1

Net change in marketable securities:
Net loss recognized during the period	$(2)	$—	$(3)	$—
Total available for sale investment, pretax	(2)	—	(3)	—
Tax benefit	(1)	—	(1)	—
Net change in marketable securities, net of tax	$(1)	$—	$(2)	$—

For the three months ended March 31, 2022, the changes in accumulated other comprehensive loss, net of tax by component are as follows:

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Liability Adjustments	Derivatives and Hedges	Marketable Securities	Other	Total
Balance at December 31, 2021	$(300)	$(46)	$4	$(2)	$(1)	$(345)
Other comprehensive (loss) income before reclassifications	(22)	—	17	(1)	—	(6)
Amounts reclassified from accumulated other comprehensive loss	—	1	—	—	—	1
Net current period other comprehensive (loss) income	(22)	1	17	(1)	—	(5)
Balance at March 31, 2022	$(322)	$(45)	$21	$(3)	$(1)	$(350)
For the nine months ended March 31, 2022, the changes in accumulated other comprehensive loss, net of tax by component are as follows:

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Liability Adjustments	Derivatives and Hedges	Marketable Securities	Other	Total
Balance at June 30, 2021	$(268)	$(47)	$—	$(1)	$(1)	$(317)
Other comprehensive (loss) income before reclassifications	(54)	—	21	(2)	—	(35)
Amounts reclassified from accumulated other comprehensive loss	—	2	—	—	—	2
Net current period other comprehensive (loss) income	(54)	2	21	(2)	—	(33)
Balance at March 31, 2022	$(322)	$(45)	$21	$(3)	$(1)	$(350)
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
16.    SEGMENT INFORMATION
The Company conducts its business within the following operating segments: Biologics, Softgel and Oral Technologies, Oral and Specialty Delivery, and Clinical Supply Services. The Company evaluates the performance of its segments based on segment earnings before other (expense) income, impairments, restructuring costs, interest expense, income tax expense, and depreciation and amortization (“Segment EBITDA”).
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

The following tables include Segment EBITDA for each of the Company's current reporting segments during the three and nine months ended March 31, 2022 and 2021:

(Dollars in millions)	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Segment EBITDA reconciled to net earnings:
Biologics	$216	$180	$579	$422
Softgel and Oral Technologies	75	59	194	143
Oral and Specialty Delivery	41	31	118	97
Clinical Supply Services	30	27	83	77
Sub-Total	$362	$297	$974	$739
Reconciling items to net earnings
Unallocated costs (1)	(54)	123	(211)	49
Depreciation and amortization	(99)	(76)	(278)	(216)
Interest expense, net	(33)	(27)	(91)	(78)
Income tax expense	(35)	(85)	(63)	(91)
Net earnings	$141	$232	$331	$403
(1) Unallocated costs include restructuring and special items, stock-based compensation, gain on sale of subsidiary, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(Dollars in millions)	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Impairment charges and gain (loss) on sale of assets (a)	$(2)	$(5)	$(21)	$(8)
Stock-based compensation	(10)	(8)	(42)	(38)
Restructuring and other special items (b)	(12)	(3)	(43)	(23)
Gain on sale of subsidiary (c)	—	184	1	184
Other expense, net (d)	(2)	(25)	(25)	(5)
Unallocated corporate costs, net	(28)	(20)	(81)	(61)
Total unallocated costs	$(54)	$123	$(211)	$49

(a)    Impairment charges and gain (loss) on sale of assets during the nine months ended March 31, 2022 include fixed asset impairment charges associated with a product in our Oral and Specialty Delivery segment.
(b)    Restructuring and other special items during the three months ended March 31, 2022 include (i) integration costs primarily associated with the Bettera acquisition and (ii) unrealized losses on venture capital investments. Restructuring and other special items during the nine months ended March 31, 2022 also include transaction and integration costs associated with the Delphi, Hepatic, Acorda and RheinCell acquisitions.
Restructuring and other special items during the three months ended March 31, 2021 include transaction and integration costs associated with the Delphi, Acorda, and Skeletal acquisitions, and restructuring costs associated with the closure of the Bolton facility. Restructuring and other special items during the nine months ended March 31, 2021 also include transaction costs associated with the sale of the Blow-Fill-Seal Business, transaction and integration costs associated with acquisitions of facilities in Italy and Belgium, the disposal of a site in Australia, and other restructuring initiatives across the Company's network of sites.
(c)    Gain on sale of subsidiary for the three months ended March 31, 2021 and nine months ended March 31, 2022 and 2021 was due to the sale of the Blow-Fill-Seal Business.
(d)    Refer to Note 8, Other Expense, Net for details of financing charges and foreign currency translation adjustments recorded within other expense, net.

The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the consolidated financial statements.

(Dollars in millions)	March 31, 2022	June 30, 2021
Assets:
Biologics	$5,296	$4,973
Softgel and Oral Technologies	2,639	1,604
Oral and Specialty Delivery	1,210	1,269
Clinical Supply Services	456	483
Corporate and eliminations	721	783
Total assets	$10,322	$9,112
For the nine months ended March 31, 2022, the Company had one customer that represented 10% or $368 million, of its net revenue, which was primarily recorded in the Biologics segment.

17. SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplemental balance sheet information at March 31, 2022 and June 30, 2021 is detailed in the following tables.
Inventories
Work-in-process and inventories include raw materials, labor, and overhead. Total inventories consist of the following:

(Dollars in millions)	March 31, 2022	June 30, 2021
Raw materials and supplies	$618	$469
Work-in-process	115	151
Total inventories, gross	733	620
Inventory cost adjustment	(57)	(57)
Total inventories	$676	$563
Prepaid expenses and other
Prepaid expenses and other consist of the following:

(Dollars in millions)	March 31, 2022	June 30, 2021
Prepaid expenses	$74	$46
Contract assets	327	181
Spare parts supplies	21	30
Prepaid income tax	21	22
Non-U.S. value-added tax	38	50
Other current assets	56	47
Total prepaid expenses and other	$537	$376
Other accrued liabilities
Other accrued liabilities consist of the following:

(Dollars in millions)	March 31, 2022	June 30, 2021
Accrued employee-related expenses	$188	$184
Operating lease liabilities	14	16
Restructuring accrual	1	4
Accrued interest	22	27
Contract liabilities	190	305
Accrued income tax	36	30
Other	165	170
Total other accrued liabilities	$616	$736

18.     SUBSEQUENT EVENTS
The Vaccine Manufacturing and Innovation Centre UK Limited Asset Acquisition

In April 2022, the Company, through its wholly owned subsidiary, Catalent Oxford Limited, acquired a development and manufacturing facility under construction and certain related assets from The Vaccine Manufacturing and Innovation Centre UK Limited for $133 million in cash, which included $8 million of closing costs. The Company funded this acquisition with cash on hand.

Operating results from the facility acquired will become part of the Company’s Biologics segment. The initial accounting for this acquisition is pending. Significant, relevant information needed to complete the initial accounting analysis is not yet available because the valuation of the assets acquired and liabilities assumed is not complete. As a result, determination of these values is not practicable and the Company is unable to disclose these values or provide other related disclosures at this time.

Princeton Cell Therapy Development and Manufacturing Acquisition
In April 2022, the Company acquired cell therapy commercial manufacturing operations and a facility in Princeton, New Jersey, from Erytech Pharma S.A. and affiliates for $45 million in cash, subject to customary adjustments. The Company funded this acquisition with cash on hand.

The operations acquired have become part of the Company’s Biologics segment. The initial accounting for this acquisition is pending. Significant, relevant information needed to complete the initial accounting analysis is not yet available because the valuation of the assets acquired and liabilities assumed is not complete. As a result, determination of these values is not practicable and the Company is unable to disclose these values or provide other related disclosures at this time.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company
We provide differentiated development and manufacturing solutions for drugs, protein-based biologics, cell and gene therapies, and consumer health products at over 50 facilities across four continents under rigorous quality and operational standards. Our oral, injectable, and respiratory delivery technologies, along with our state-of-the-art protein and cell and gene therapy manufacturing capacity, address a wide and growing range of modalities and therapeutic and other categories across the biopharmaceutical and consumer health industries. Through our extensive capabilities, growth-enabling capacity, and deep expertise in product development, regulatory compliance, and clinical trial supply, we can help our customers take products to market faster, and have done so for nearly half of new drug products approved by the U.S. Food and Drug Administration (the “FDA”) in the last decade. Our development and manufacturing platforms, which include those in our Biologics, Softgel and Oral Technologies, and Oral and Specialty Delivery segments, our proven formulation, supply, and regulatory expertise, and our broad and deep development and manufacturing know-how enable our customers to advance and then bring to market more products and better treatments for patients and consumers. Our commitment to reliably supply our customers’ and their patients’ needs is the foundation for the value we provide; annually, we produce more than 70 billion doses for nearly 7,000 customer products, or approximately 1 in every 24 doses of such products taken each year by patients and consumers around the world. We believe that through our investments in state-of-the-art facilities and capacity expansion, including investments in facilities focused on new treatment modalities and other attractive market segments, our continuous improvement activities devoted to operational and quality excellence, the sales of existing and introduction of new customer products, and, in some cases, our innovation activities and patents, we will continue to attract premium opportunities and realize the growth potential from these areas.
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

The future duration and extent of the COVID-19 pandemic and the future demand for COVID-19 vaccines and therapies is unknown. Public opinion of certain COVID-19 vaccines and therapies and the product owners and manufacturers can change quickly and affect the demand for certain products and services. In addition, any concentration of revenue from certain COVID-19 vaccine products enhances our operational risk with respect to quality, security, regulatory inspections and business disruption resulting from any unforeseen event that affects any of the facilities and communities in which we manufacture COVID-19 vaccines. Because some of our work on COVID-19 vaccines is performed under subcontracts to U.S. government contracts, new regulations affecting U.S. federal government prime and subcontractors may affect our operations, efficiency, and ability to deliver on our obligations to customers for COVID-19 vaccines, other COVID-19 related products, and other unrelated products and services. We have implemented various mechanisms to protect our customers, their material and product, and our business continuity, such as enhanced security measures at certain facilities and heightened cybersecurity controls.

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
Non-GAAP Metrics
EBITDA from operations
Management measures operating performance based on consolidated earnings from operations before interest expense, expense for income taxes, and depreciation and amortization, adjusted for the income or loss attributable to non-controlling interests (“EBITDA from operations”). EBITDA from operations is not defined under U.S. GAAP, is not a measure of operating income, operating performance, or liquidity presented in accordance with U.S. GAAP, and is subject to important limitations.
We believe that the presentation of EBITDA from operations enhances an investor’s understanding of our financial performance. We believe this measure is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business and use this measure for business planning purposes. In addition, given the significant historical investments that we have made in property, plant, and equipment, depreciation and amortization expenses represent a meaningful portion of our cost structure. We believe that EBITDA from operations will provide investors with a useful tool for assessing the comparability between periods of our ability to generate cash from operations sufficient to pay taxes, to service debt, and to undertake capital expenditures because it eliminates depreciation and amortization expense. We present EBITDA from operations in order to provide supplemental information that we consider relevant for the readers of our Consolidated Financial Statements, and such information is not meant to replace or supersede U.S. GAAP measures. Our definition of EBITDA from operations may not be the same as similarly titled measures used by other companies. The most directly comparable measure to EBITDA from operations defined under U.S. GAAP is net earnings. Included in this Management’s Discussion and Analysis is a reconciliation of net earnings to EBITDA from operations.
In addition, we evaluate the performance of our segments based on segment earnings before non-controlling interests, other expense (income), impairments, restructuring costs, interest expense, income tax expense, and depreciation and amortization (“Segment EBITDA”).
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
Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
The below tables summarize several financial metrics we use to measure performance for the three months ended March 31, 2022 and 2021. Refer to the discussions below regarding performance and use of key financial metrics.

Gross margin (in millions) and gross margin percentage
FY22
FY21
$423
33.2%
$366
34.7%
$0
$75
$150
$225
$300
$375
$450

Results for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 were as follows:

	Three Months Ended March 31,		FX Impact	Constant Currency Increase (Decrease)
(Dollars in millions)	2022	2021		Change $	Change %
Net revenue	$1,273	$1,053	$(24)	$244	23%
Cost of sales	850	687	(15)	178	26%
Gross margin	423	366	(9)	66	18%
Selling, general, and administrative expenses	207	173	(2)	36	21%
Gain on sale of subsidiary	—	(184)	—	184	*
Other operating expense	5	8	—	(3)	(39)%
Operating earnings	211	369	(7)	(151)	(41)%
Interest expense, net	33	27	(1)	7	25%
Other expense, net	2	25	(2)	(21)	(85)%
Earnings before income taxes	176	317	(4)	(137)	(43)%
Income tax expense	35	85	—	(50)	(58)%
Net earnings	$141	$232	$(4)	$(87)	(38)%
Change % calculations are based on amounts prior to rounding
*Percentage not meaningful
Net Revenue

2022 vs. 2021
Year-Over-Year Change	Three Months Ended March 31,
Net Revenue
Organic	20%
Impact of acquisitions	5%
Impact of divestitures	(2)%
Constant-currency change	23%
Foreign currency translation impact on reporting	(2)%
Total % change	21%

Net revenue increased $244 million, or 23%, excluding the impact of foreign exchange, compared to the three months ended March 31, 2021. Net revenue increased 20% organically primarily due to (i) broad-based strength across our Biologics segment in part related to demand for COVID-19-related programs, and (ii) increased demand for our customers' prescription products, a continued rebound in our consumer health products, particularly in cough, cold, and over-the-counter pain relief products, and growth in development services in our Softgel and Oral Technologies segment.

Net revenue increased 5% inorganically as a result of acquisitions, which was partially offset by a 2% decrease in net revenue due to the sale of of Catalent USA Woodstock, Inc. and certain related assets (collectively, the “Blow-Fill-Seal Business”) in March 2021. We acquired Delphi Genetics SA (“Delphi”) and the manufacturing and packaging assets of Acorda Therapeutics, Inc. (“Acorda”) in February 2021, RheinCell Therapeutics GmbH (“RheinCell”) in August 2021, and Bettera Holdings, LLC (“Bettera”) in October 2021.
Gross Margin
Gross margin increased $66 million, or 18%, compared to the three months ended March 31, 2021, excluding the impact of foreign exchange, primarily as a result of the strong margin profile on broad-based offerings in our Biologics segment, in part for COVID-19 related programs, a favorable impact from the decline in recall charges in our Oral and Specialty Delivery segment, and increased demand for our prescription products and development growth in our Softgel and Oral Technologies segment, partially offset by a $9 million increase in depreciation and amortization expense, a one-time non-cash $7 million fair value inventory adjustment associated with our Bettera acquisition and an unfavorable impact from remediation related activities at our facility in Brussels, Belgium. On a constant-currency basis, gross margin, as a percentage of revenue, decreased 140 basis points to 33.3% in the three months ended March 31, 2022, compared to 34.7% in the prior-year period, primarily due to the factors described above.

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased $36 million, or 21%, compared to the three months ended March 31, 2021, excluding the impact of foreign exchange, which includes $14 million in net incremental expenses from acquired and divested companies. The year-over-year increase in selling, general, and administrative expenses was primarily due to a $6 million increase in employee health and welfare costs, $4 million of amortization and depreciation, and $3 million of bad debt expense.
Other Operating Expense
Other operating expense for the three months ended March 31, 2022 decreased by $3 million, or 39%, compared to the three months ended March 31, 2021, when excluding the impact of foreign exchange. The year-over-year decrease was primarily due to $3 million in lower fixed asset impairment charges.
Interest Expense, net
Interest expense, net of $33 million for the three months ended March 31, 2022 increased $7 million, or 25%, compared to the three months ended March 31, 2021, excluding the impact of foreign exchange. The savings from repayment of our formerly outstanding term loans and 4.875% senior notes due 2026 (the “2026 Notes”) were offset by increases in interest expense due to incremental borrowing to fund our Bettera acquisition. The incremental borrowing includes our most recent tranche of term loans, and 3.500% senior notes due 2030 (the “2030 Notes”).
For additional information concerning our debt and financing arrangements, including the changing mix of debt and equity in our capital structure, see “Liquidity and Capital Resources” and Note 6, Long-Term Obligations and Short-Term Borrowings to our Consolidated Financial Statements.
Other Expense, net
Other expense, net of $2 million for the three months ended March 31, 2022 was primarily driven by $4 million of foreign currency losses.

Other expense, net of $25 million for the three months ended March 31, 2021 was primarily driven by (i) a $11 million premium on early redemption of the 2026 Notes, (ii) a write-off of $4 million of previously capitalized financing charges related to our repaid term loans and our redeemed 2026 Notes, (iii) $2 million of financing charges related to our outstanding term loans, and (iv) $7 million of foreign currency losses.
Income Tax Expense
Our provision for income taxes for the three months ended March 31, 2022 was $35 million relative to earnings before taxes of $176 million. Our provision for income taxes for the three months ended March 31, 2021 was $85 million relative to earnings before taxes of $317 million. The decrease in income tax provision relative to the prior-year period was largely the result of the discrete tax expense we incurred on the gain on the sale of our Blow-Fill-Seal Business recognized in the prior-period and a shift in non-domestic pretax income to tax jurisdictions with favorable tax rates. Generally, fluctuations in the effective tax rate are due to changes in the geographic distribution of our pretax income resulting from our business mix, changes in the tax impact of permanent differences, restructuring, special items, certain equity related compensation, and other discrete tax items that may have unique tax implications depending on the nature of the item.
Segment Review
The following charts depict the percentages of net revenue from each of our four reporting segments for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Refer below for discussions regarding each segment’s net revenue and EBITDA performance and to “Non-GAAP Metrics” for a discussion of our use of Segment EBITDA, a measure that is not defined under U.S. GAAP.

Our results on a segment basis for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 were as follows:

	Three Months Ended March 31,		FX Impact	Constant Currency Increase (Decrease)
(Dollars in millions)	2022	2021		Change $	Change %
Biologics
Net revenue	$698	$544	$(10)	$164	30%
Segment EBITDA	216	180	(5)	41	23%
Softgel and Oral Technologies
Net revenue	324	244	(9)	89	37%
Segment EBITDA	75	59	(2)	18	29%
Oral and Specialty Delivery
Net revenue	154	171	(3)	(14)	(8)%
Segment EBITDA	41	31	(1)	11	37%
Clinical Supply Services
Net revenue	101	100	(2)	3	3%
Segment EBITDA	30	27	(1)	4	14%
Inter-segment revenue elimination	(4)	(6)	—	2	34%
Unallocated Costs (1)	(54)	123	2	(179)	(146)%
Combined totals
Net revenue	$1,273	$1,053	$(24)	$244	23%

EBITDA from operations	$308	$420	$(7)	$(105)	(25)%
Change % calculations are based on amounts prior to rounding
(1)    Unallocated costs include restructuring and special items, stock-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Impairment charges and gain (loss) on sale of assets	$(2)	$(5)
Stock-based compensation	(10)	(8)
Restructuring and other special items (a)	(12)	(3)
Gain on sale of subsidiary (b)	—	184
Other expense, net (c)	(2)	(25)
Unallocated corporate costs, net	(28)	(20)
Total unallocated costs	$(54)	$123
(a)    Restructuring and other special items during the three months ended March 31, 2022 include integration costs primarily associated with the Bettera acquisition, and unrealized losses on venture capital investments. Restructuring and other special items during the three months ended March 31, 2021 include transaction costs for the sale of our Blow-Fill-Seal Business, and restructuring costs associated with the closure of our Bolton facility.
(b)    For the three months ended March 31, 2021, gain on sale of subsidiary was due to the divestiture of our Blow-Fill-Seal Business.
(c)    Refer to Note 8, Other Expense, Net for details of financing charges and foreign currency translation adjustments recorded within other expense, net in our Consolidated Financial Statements.
Provided below is a reconciliation of net earnings to EBITDA from operations:

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Net earnings	$141	$232
Depreciation and amortization	99	76
Interest expense, net	33	27
Income tax expense	35	85
EBITDA from operations	$308	$420

Biologics segment

	2022 vs. 2021
Year-Over-Year Change	Three Months Ended March 31,
	Net Revenue	Segment EBITDA
Organic	30%	23%
Impact of acquisitions	—%	—%
Constant-currency change	30%	23%
Foreign exchange translation impact on reporting	(2)%	(3)%
Total % change	28%	20%
Biologics net revenue increased by $164 million, or 30%, excluding the impact of foreign exchange, compared to the three months ended March 31, 2021. The increase was driven by strong end-market demand for our drug product, drug substance, and cell and gene therapy offerings, in part related to demand for COVID-19 related programs.
Biologics Segment EBITDA increased by $41 million, or 23%, excluding the impact of foreign exchange, compared to the three months ended March 31, 2021. The increase was driven by strong end-market demand for our drug product, drug substance, and cell and gene therapy offerings, in part related to demand for COVID-19 related programs, partially offset by an unfavorable impact from remediation-related activities at our Brussels facility.
We completed the acquisition of RheinCell in August 2021. For the three months ended March 31, 2022, this acquisition had an immaterial impact on our net revenue and Segment EBITDA compared to the corresponding prior-year period.

Softgel and Oral Technologies segment

	2022 vs. 2021
Year-Over-Year Change	Three Months Ended March 31,
	Net Revenue	Segment EBITDA
Organic	14%	16%
Impact of acquisitions	23%	13%
Constant-currency change	37%	29%
Foreign currency translation impact on reporting	(4)%	(3)%
Total % change	33%	26%

Softgel and Oral Technologies net revenue increased by $89 million, or 37%, excluding the impact of foreign exchange, compared to the three months ended March 31, 2021. The increase in organic revenue was driven by a continued rebound in consumer health products, particularly in cough, cold, and over-the-counter pain relief products, growth in development services, and increased end-market demand for prescription products.
Softgel and Oral Technologies Segment EBITDA increased $18 million, or 29%, excluding the impact of foreign exchange, compared to the three months ended March 31, 2021. The organic portion of the increase, similar to that of net revenue, was driven by a continued rebound in consumer health products, particularly in cough, cold, and over-the-counter pain relief products, growth in development services, and increased end-market demand for prescription products.
We completed the Bettera acquisition in October 2021, which increased net revenue and Segment EBITDA on an inorganic basis by 23% and 13%, respectively, in the three months ended March 31, 2022, compared to the corresponding prior-year period. For the three months ended March 31, 2022, in association with our Bettera purchase accounting, we recorded a one-time non-cash inventory fair value adjustment for $7 million, which unfavorably impacted Segment EBITDA.
Oral and Specialty Delivery segment

	2022 vs. 2021
Year-Over-Year Change	Three Months Ended March 31,
	Net Revenue	Segment EBITDA
Organic	4%	64%
Impact of acquisitions	1%	(10)%
Impact of divestiture	(13)%	(17)%
Constant-currency change	(8)%	37%
Foreign currency translation impact on reporting	(2)%	(4)%
Total % change	(10)%	33%

Oral and Specialty Delivery net revenue decreased by $14 million, or 8%, excluding the impact of foreign exchange, compared to the three months ended March 31, 2021. Net revenue increased 4%, compared to the three months ended March 31, 2021, excluding the impact of acquisitions and divestitures, primarily driven by demand for early-phase development programs.
Oral and Specialty Delivery Segment EBITDA increased $11 million, or 37%, excluding the impact of foreign exchange, compared to the three months ended March 31, 2021. Segment EBITDA increased 64%, compared to the three months ended March 31, 2021, excluding the impact of acquisitions and divestitures. The increase in Segment EBITDA from the prior-year period was primarily driven by demand for early-phase development programs and a favorable impact from prior-year recall costs in our respiratory and specialty platform.
We completed the acquisition of the manufacturing and packaging operations of the Acorda dry powder inhaler and spray dry manufacturing business in February 2021. For the three months ended March 31, 2022, this acquisition increased our net revenue and unfavorably impacted Segment EBITDA on an inorganic basis by 1% and 10%, respectively, compared to the corresponding prior-year period.

We completed the Blow-Fill-Seal Business divestiture in March 2021. For the three months ended March 31, 2022, this divestiture decreased our net revenue and Segment EBITDA on an inorganic basis by 13% and 17%, respectively, compared to the corresponding prior-year period.
Clinical Supply Services segment

	2022 vs. 2021
Year-Over-Year Change	Three Months Ended March 31,
	Net Revenue	Segment EBITDA
Organic	3%	14%
Constant-currency change	3%	14%
Foreign currency translation impact on reporting	(2)%	(4)%
Total % change	1%	10%
Clinical Supply Services net revenue increased by $3 million, or 3%, excluding the impact of foreign exchange, compared to the three months ended March 31, 2021. The increase was driven by growth in our manufacturing and packaging offerings in North America.
Clinical Supply Services Segment EBITDA increased $4 million, or 14%, excluding the impact of foreign exchange, compared to the three months ended March 31, 2021. The increase, similar to that of net revenue, was driven by growth in our manufacturing and packaging offerings in North America.
Nine Months Ended March 31, 2022 Compared to the Nine Months Ended March 31, 2021
The below tables summarize several financial metrics we use to measure performance for the nine months ended March 31, 2022 and nine months ended March 31, 2021. Refer to the discussions below regarding performance and use of key financial metrics.

Revenue and revenue at constant currency (in millions)

Actual
Constant Currency
FY22
$3,515
$3,545
FY21
$2,810
$0
$600
$1,200
$1,800
$2,400
$3,000
$3,600

Gross margin (in millions) and gross margin percentage

FY22
$1,152
32.8%
FY21
$913
32.5%
$0
$200
$400
$600
$800
$1,000
$1,200

Results for the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021 were as follows:

	Nine Months Ended March 31,		FX Impact	Constant Currency Increase (Decrease)
(Dollars in millions)	2022	2021		Change $	Change %
Net revenue	$3,515	$2,810	$(30)	$735	26%
Cost of sales	2,363	1,897	(19)	485	26%
Gross margin	1,152	913	(11)	250	27%
Selling, general, and administrative expenses	618	503	(2)	117	23%
Gain on sale of subsidiary	(1)	(184)	—	183	(99)%
Other operating expense	25	17	—	8	46%
Operating earnings	510	577	(9)	(58)	(10)%
Interest expense, net	91	78	—	13	17%
Other expense, net	25	5	(4)	24	465%
Earnings before income taxes	394	494	(5)	(95)	(19)%
Income tax expense	63	91	—	(28)	(30)%
Net earnings	$331	$403	$(5)	$(67)	(17)%
Change % calculations are based on amounts prior to rounding
Net Revenue

2022 vs. 2021
Year-Over-Year Change	Nine Months Ended March 31,
Net Revenue
Organic	26%
Impact of acquisitions	2%
Impact of divestitures	(2)%
Constant-currency change	26%
Foreign currency translation impact on reporting	(1)%
Total % change	25%
Net revenue increased by $735 million, or 26%, excluding the impact of foreign exchange, compared to the nine months ended March 31, 2021. Net revenue increased 26% organically on a constant-currency basis, primarily related to (i) broad-based strength across all our Biologics offerings, in particular demand for our drug product and drug substance offerings for COVID-19-related programs, (ii) increased demand for our customers' prescription products, a continued rebound in our consumer health products, particularly in cough, cold, and over-the-counter pain relief products, and growth in development services in our Softgel and Oral Technologies segment.
Net revenue increased 2% inorganically as a result of acquisitions, which was partially offset by a 2% decrease in net revenue due to the sale of our Blow-Fill-Seal Business. We acquired Skeletal Cell Therapy Support (“Skeletal”) in November 2020, Delphi and the manufacturing and packaging assets of Acorda in February 2021, RheinCell in August 2021, and Bettera in October 2021.
Gross Margin
Gross margin increased by $250 million, or 27%, compared to the nine months ended March 31, 2021, excluding the impact of foreign exchange, primarily due to the strong margin profile for all Biologics segment offerings, including demand across our drug product and drug substance offerings for COVID-19 related programs. Additional factors for such growth included an increased demand for prescription products and continued rebound in consumer health products in our Softgel and Oral Technologies segment and a favorable impact from the decline in recall charges in our Oral and Specialty Delivery segment. Margin growth was offset in part by a $32 million increase in depreciation and amortization expense, a one-time non-cash $7 million fair value inventory adjustment associated with our Bettera acquisition and an unfavorable impact from remediation related activities at our Brussels facility. On a constant-currency basis, gross margin, as a percentage of revenue, increased 30 basis points to 32.8% in the nine months ended March 31, 2022, compared to 32.5% in the corresponding prior-year period.

Selling, General, and Administrative Expense

Selling, general, and administrative expense increased by $117 million, or 23%, compared to the nine months ended March 31, 2021, excluding the impact of foreign exchange, which includes $31 million in net incremental expenses from acquired and divested companies. The year-over-year increase in selling, general, and administrative expense was primarily due to $16 million in acquisition, transaction and integration costs primarily associated with the Bettera acquisition, $13 million associated with employee health and welfare costs, $11 million for employee-related costs principally incurred for wages and bonuses, a $10 million increase in information technology spend associated with additional cyber-security initiatives, $10 million of incremental depreciation and amortization expense, and $7 million of bad debt expense.
Other Operating Expense
Other operating expense of $25 million for the nine months ended March 31, 2022 increased by $8 million, or 46%, compared to the nine months ended March 31, 2021, excluding the impact of foreign exchange. The year-over-year increase was primarily due to a $13 million increase in fixed asset impairment charges primarily associated with a product in our respiratory and specialty platform partially offset by a $5 million decrease in restructuring costs.
Interest Expense, net
Interest expense, net of $91 million for the nine months ended March 31, 2022 increased by $13 million, or 17%, compared to the nine months ended March 31, 2021, excluding the impact of foreign exchange. The savings from repayment of our formerly outstanding term loans and the 2026 Notes were more than offset by increases in interest expense due to our most recent tranche of term loans, the 2029 Notes, and the 2030 Notes. The savings also includes a $5 million reduction in capitalized interest costs for the nine months ended March 31, 2022.
Other Expense, net
Other expense, net of $25 million for the nine months ended March 31, 2022 was primarily driven by $28 million of foreign currency losses, $4 million of financing charges related to our outstanding term loans, partially offset by a $2 million gain related to the change in fair value of the derivative liability arising from the dividend-adjustment mechanism of our formerly outstanding Series A Preferred Stock.
Other expense, net for the nine months ended March 31, 2021 of $5 million was primarily driven by a $11 million premium on early redemption of the 2026 Notes, a write-off of $4 million of previously capitalized financing charges related to our repaid term loans and our redeemed 2026 Notes, $2 million of financing charges related to our outstanding term loans, and foreign currency losses of $6 million.
Income Tax Expense
Our provision for income taxes for the nine months ended March 31, 2022 was $63 million relative to earnings before income taxes of $394 million. Our provision for income taxes for the nine months ended March 31, 2021 was $91 million relative to earnings before income taxes of $494 million. The decrease in the provision relative to the prior-year period was largely the result of the discrete tax expense we incurred on the gain on the sale of our Blow-Fill-Seal Business recognized in the prior-period and a shift in non-domestic pretax income to tax jurisdictions with favorable tax rates, partially offset by non-U.S. tax credits claimed on an amended U.S. federal income tax filing. The provision for income taxes in each of these periods was also impacted by the relative amount and mix of permanent tax adjustments included in the income tax computation and other discrete tax items recognized in the periods.
Segment Review
The below charts depict the percentage of revenue for each of our four segments for the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021. Refer below for discussions regarding each segment's revenue and EBITDA performance.

Our results on a segment basis for the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021 were as follows:

	Nine Months Ended March 31,		FX Impact	Constant Currency Increase (Decrease)
(Dollars in millions)	2022	2021		Change $	Change %
Biologics
Net revenue	$1,882	$1,325	$(15)	$572	43%
Segment EBITDA	579	422	(6)	163	39%
Softgel and Oral Technologies
Net revenue	896	711	(13)	198	28%
Segment EBITDA	194	143	(3)	54	38%
Oral and Specialty Delivery
Net revenue	456	500	—	(44)	(9)%
Segment EBITDA	118	97	1	20	22%
Clinical Supply Services
Net revenue	296	286	(2)	12	4%
Segment EBITDA	83	77	(1)	7	8%
Inter-segment revenue elimination	(15)	(12)	—	(3)	(19)%
Unallocated Costs (1)	(211)	49	3	(263)	(537)%
Combined totals
Net revenue	$3,515	$2,810	$(30)	$735	26%

EBITDA from operations	$763	$788	$(6)	$(19)	(2)%
Change % calculations are based on amounts prior to rounding
(1) Unallocated costs include restructuring and special items, stock-based compensation, gain on sale of subsidiary, impairment charges, certain other corporate-directed costs, and other costs that are not allocated to the segments as follows:

	Nine Months Ended March 31,
(Dollars in millions)	2022	2021
Impairment charges and gain (loss) on sale of assets (a)	$(21)	$(8)
Stock-based compensation	(42)	(38)
Restructuring and other special items (b)	(43)	(23)
Gain on sale of subsidiary (c)	1	184
Other expense, net (d)	(25)	(5)
Non-allocated corporate costs, net	(81)	(61)
Total unallocated costs	$(211)	$49

(a) Impairment charges and gain (loss) on sale of assets during the nine months ended March 31, 2022 include fixed asset impairment charges associated with a product in our respiratory and specialty platform.
(b) Restructuring and other special items during the nine months ended March 31, 2022 include (i) transaction and integration costs associated with the acquisitions of Delphi, Hepatic Cell Therapy Support SA, Acorda, RheinCell, and Bettera, (ii) unrealized losses on venture capital investments, and (iii) restructuring costs associated with the closure of the Bolton facility.
Restructuring and other special items during the nine months ended March 31, 2021 include transaction costs for the sale of our Blow-Fill-Seal Business, transaction and integration costs associated with the Acorda acquisition and acquisition of facilities in Italy and Belgium, disposal of a site in Australia, restructuring costs associated with the closure of the Bolton facility, and other restructuring initiatives across our network of sites.
(c) For the nine months ended March 31, 2022 and 2021, gain on sale of subsidiary was due to the divestiture of our Blow-Fill-Seal Business.
(d) Refer to Note 8, Other expense, net for details of financing charges and foreign currency translation adjustments recorded within other expense, net in our Consolidated Financial Statements.
Provided below is a reconciliation of net earnings to EBITDA from operations:

	Nine Months Ended March 31,
(Dollars in millions)	2022	2021
Net earnings	$331	$403
Depreciation and amortization	278	216
Interest expense, net	91	78
Income tax expense	63	91
EBITDA from operations	$763	$788
Biologics segment

	2022 vs. 2021
Year-Over-Year Change	Nine Months Ended March 31,
	Net Revenue	Segment EBITDA
Organic	43%	40%
Impact of acquisitions	—%	(1)%
Constant-currency change	43%	39%
Foreign exchange translation impact on reporting	(1)%	(2)%
Total % change	42%	37%

Net revenue in our Biologics segment increased by $572 million, or 43%, excluding the impact of foreign exchange, compared to the nine months ended March 31, 2021. The increase was driven across all segment offerings with strong end-market demand for our drug product, drug substance, and cell and gene therapy offerings, primarily related to demand for COVID-19-related programs.
Biologics Segment EBITDA increased by $163 million, or 39%, excluding the impact of foreign exchange, compared to the nine months ended March 31, 2021. Segment EBITDA increased 40%, compared to the nine months ended March 31, 2021, excluding the impact of acquisitions. The increase was driven across all segment offerings with strong end-market demand for our drug product, drug substance, and cell and gene therapy offerings, primarily related to demand for COVID-19-related programs, partially offset by an unfavorable impact from remediation related activities at our Brussels facility.
We completed the acquisition of RheinCell in August 2021. For the nine months ended March 31, 2022, this acquisition had an immaterial impact on our net revenue and decreased Segment EBITDA on an inorganic basis by 1% compared to the corresponding prior-year period.

Softgel and Oral Technologies segment

	2022 vs. 2021
Year-Over-Year Change	Nine Months Ended March 31,
	Net Revenue	Segment EBITDA
Organic	13%	23%
Impact of acquisitions	15%	15%
Constant-currency change	28%	38%
Foreign exchange translation impact on reporting	(2)%	(3)%
Total % change	26%	35%

Softgel and Oral Technologies net revenue increased $198 million, or 28%, excluding the impact of foreign exchange, compared to the nine months ended March 31, 2021. Net revenue increased 13%, compared to the nine months ended March 31, 2021, excluding the impact of acquisitions. The increase in organic revenue primarily relates to strong end-market demand for prescription products, a continued rebound in consumer health products, particularly in cough, cold, and over-the-counter pain relief products, and growth in development services.
Softgel and Oral Technologies Segment EBITDA increased $54 million, or 38%, excluding the impact of foreign exchange, compared to the nine months ended March 31, 2021. Segment EBITDA increased 23%, compared to the nine months ended March 31, 2021, excluding the impact of acquisitions. The organic portion of the increase, similar to that of net revenue, was primarily driven by an increase in demand in both the prescription and consumer health portfolio of products, as well as the margin generated from strong development revenue growth.
We completed the Bettera acquisition in October 2021, which increased net revenue and Segment EBITDA on an inorganic basis by 15%, during the nine months ended March 31, 2022, compared to the corresponding prior-year period. For the nine months ended March 31, 2022, in association with our Bettera purchase accounting, we recorded a one-time non-cash inventory fair value adjustment for $7 million, which unfavorably impacted Segment EBITDA.
Oral and Specialty Delivery segment

	2022 vs. 2021
Year-Over-Year Change	Nine Months Ended March 31,
	Net Revenue	Segment EBITDA
Organic	4%	55%
Impact of acquisitions	1%	(12)%
Impact of divestitures	(14)%	(21)%
Constant-currency change	(9)%	22%
Foreign exchange translation impact on reporting	—%	1%
Total % change	(9)%	23%
Net revenue in our Oral and Specialty Delivery segment decreased by $44 million, or 9%, compared to the nine months ended March 31, 2021, excluding the impact of foreign exchange. Net revenue increased 4%, compared to the nine months ended March 31, 2021, excluding the impact of acquisitions and divestitures, primarily driven by demand for the segment’s orally delivered Zydis commercial products and early-phase development programs.
Oral and Specialty Delivery’s Segment EBITDA increased by $20 million, or 22%, compared to the nine months ended March 31, 2021, excluding the impact of foreign exchange. Segment EBITDA increased 55%, compared to the nine months ended March 31, 2021, excluding the impact of acquisitions and divestitures. The organic portion of the increase from the corresponding prior-year period was primarily driven by increased demand for the segment’s orally delivered Zydis commercial products, and early-phase development programs and a favorable impact from prior-year recall costs in our respiratory and specialty platform.

We completed the acquisition of the manufacturing and packaging operations of the Acorda dry powder inhaler and spray dry manufacturing business in February 2021. For the nine months ended March 31, 2022, this acquisition increased our net revenue and unfavorably impacted Segment EBITDA on an inorganic basis by 1% and 12%, respectively, compared to the corresponding prior-year period.
We completed the Blow-Fill-Seal Business divestiture in March 2021. For the nine months ended March 31, 2022, this divestiture decreased our net revenue and Segment EBITDA on an inorganic basis by 14% and 21%, respectively, compared to the corresponding prior-year period.
Clinical Supply Services segment

	2022 vs. 2021
Year-Over-Year Change	Nine Months Ended March 31,
	Net Revenue	Segment EBITDA
Organic	4%	8%
Constant-currency change	4%	8%
Foreign exchange translation impact on reporting	—%	(1)%
Total % change	4%	7%
Clinical Supply Services’ net revenue increased by $12 million, or 4%, compared to the nine months ended March 31, 2021, excluding the impact of foreign exchange. The increase was driven by growth in our manufacturing and packaging and storage and distribution offerings in North America.
Clinical Supply Services’ Segment EBITDA increased by $7 million, or 8%, excluding the impact of foreign exchange, compared to the nine months ended March 31, 2021, similar to that of net revenue, primarily due to growth in our manufacturing and packaging and storage and distribution offerings in North America.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of liquidity have been cash flows generated from operations and occasional capital market activities. The principal uses of cash are to fund operating and capital expenditures, business or asset acquisitions, interest payments on debt, and any mandatory or discretionary principal payment on our debt. As of March 31, 2022, Catalent Pharma Solutions, Inc., our principal operating subsidiary (“Operating Company”), following the September 2021 execution of Amendment No. 6 to the amended and restated credit agreement, dated as of May 20, 2014, governing our senior secured credit facilities (as amended, the “Credit Agreement”), had available a $725 million revolving credit facility that matures in May 2024, the capacity of which was reduced by $4 million in letters of credit outstanding as of March 31, 2022. The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings, referred to as swing-line borrowings.
In April 2022, through our wholly owned subsidiary, Catalent Oxford Limited, we acquired certain related assets from The Vaccine Manufacturing and Innovation Centre UK Limited for $133 million in cash, funded with cash on hand, customary adjustments. In connection with this acquisition, in April 2022, we also paid $37 million for future development of the facility. Also in April 2022, we acquired cell therapy commercial manufacturing operations and a facility in Princeton, New Jersey, for $45 million in cash, funded with cash on hand, subject to customary adjustments.
We believe that our cash on hand, cash from operations, and available borrowings under our revolving credit facility will be adequate to meet our liquidity needs for at least the next 12 months, as well as the amounts expected to become due with respect to our pending capital projects. We have no significant maturity under any of our bank or note debt until the July 2027 maturity of our 5.000% senior notes (the "2027 Notes”).

Cash Flows
The following table summarizes our consolidated statements of cash flows:

	Nine Months Ended March 31,
(Dollars in millions)	2022	2021	$ Change
Net cash provided by (used in):
Operating activities	$370	$299	$71
Investing activities	$(1,490)	$(436)	$(1,054)
Financing activities	$1,030	$159	$871
Operating Activities
For the nine months ended March 31, 2022, cash provided by operating activities was $370 million, compared to $299 million for the nine months ended March 31, 2021. This increase in cash flow from operating activities was primarily due to an increase in operating income, excluding the gain derived from the sale of the Blow-Fill-Seal business in March 2021, a favorable impact from the timing of collection of trade receivables, and a favorable impact from inventory, which was partially offset by an unfavorable impact from the timing of payments of accounts payable and unfavorable impact from the increase in contract assets.
Investing Activities
For the nine months ended March 31, 2022, cash used in investing activities was $1.49 billion, compared to $436 million for the nine months ended March 31, 2021. The increase in cash used in investing activities was primarily driven by a $886 million increase in cash used for business acquisition activities, partially offset by a $72 million decrease in cash used for purchases of property, plant, and equipment.
Financing Activities
For the nine months ended March 31, 2022, cash provided by financing activities was $1.03 billion, compared to cash provided by financing activities of $159 million for the nine months ended March 31, 2021. The increase in cash provided by financing activities was primarily driven by a $933 million increase in net cash received from the issuance of debt, partially offset by the July 2020 exercise of an over-allotment option on 1.2 million additional shares by the underwriter for the equity offering in June 2020, resulting in net proceeds of $82 million.
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
The Credit Agreement also contains change-of-control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of March 31, 2022, we were in compliance with all material covenants under the Credit Agreement.

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
The Senior Notes
The several indentures governing each series of the Senior Notes (collectively, the “Indentures”) contain certain covenants that, among other things, limit our ability to incur or guarantee more debt or issue certain preferred shares; pay dividends on, repurchase, or make distributions in respect of their capital stock or make other restricted payments; make certain investments; sell certain assets; create liens; consolidate, merge, sell; or otherwise dispose of all or substantially all of their assets; enter into certain transactions with their affiliates, and designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions, limitations, and qualifications as set forth in the Indentures. The Indentures also contain customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of Operating Company or certain of its subsidiaries. Upon an event of default, either the holders of at least 30% in principal amount of each of the then-outstanding series of Senior Notes, or the applicable Trustee under the Indentures, may declare the applicable Senior Notes immediately due and payable; or in certain circumstances, the applicable Senior Notes will become automatically immediately due and payable. As of March 31, 2022, Operating Company was in compliance with all material covenants under the Indentures.
Geographic Allocation of Cash
As of March 31, 2022 and June 30, 2021, our non-U.S. subsidiaries held cash and cash equivalents of $368 million and $351 million, respectively, out of the total consolidated cash and cash equivalents of $786 million and $896 million, respectively. These balances are dispersed across many locations around the world.

Interest Rate Risk Management
A portion of the debt used to finance our operations is exposed to interest-rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed- and floating-rate assets and liabilities. In February 2021, we replaced one interest-rate swap agreement with Bank of America N.A. with another, and each acts or acted as a hedge against the economic effect of a portion of the variable-interest obligation associated with our U.S. dollar-denominated term loans under our senior secured credit facilities, so that the interest payable on that portion of the debt becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on future interest expense. The applicable rate for the U.S. dollar-denominated term loan under the Credit Agreement was LIBOR (subject to a floor of 0.50%) plus 2.00% as of March 31, 2022; however, as a result of the current interest-rate swap agreement, the variable portion of the applicable rate on $500 million of the term loan was effectively fixed at 0.9985% as of February 2021.
Currency Risk Management
We are exposed to fluctuations in the euro-U.S. dollar exchange rate on our investments in our operations in Europe. While we do not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in euros. At March 31, 2022, we had $905 million of euro-denominated debt outstanding that qualifies as a hedge of a net investment in European operations. Refer to Note 10, Derivative Instruments and Hedging Activities, to our Consolidated Financial Statements for further discussion of net investment hedge activity in the period.

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

Off-Balance Sheet Arrangements
Other than short-term operating leases and outstanding letters of credit as discussed above, we do not have any material off-balance sheet arrangement as of March 31, 2022.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our quantitative and qualitative disclosures about market risks, see the section titled Quantitative and Qualitative Disclosures About Market Risks in our Fiscal 2021 10-K. As of March 31, 2022, there has been no material change in this information.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any control or procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Purchase of Equity Securities

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION
Not applicable.

ITEM 6.    EXHIBITS
Exhibits:

3.2	Bylaws of Catalent, Inc., effective January 27, 2022 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on February 1, 2022).

10.1	Employment Agreement, dated January 4, 2022, by and between Catalent, Inc. and Alessandro Maselli (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2022).

10.2	Amended and Restated Employment Agreement, dated January 4, 2022, by and between Catalent, Inc. and John R. Chiminski (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 5, 2022).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	The following financial information from Catalent, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in inline XBRL: (i) Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2022 and 2021; (ii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended March 31, 2022 and 2021 (iii) Consolidated Balance Sheets as of March 31, 2022 and June 30, 2021; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the Three and Nine Months Ended March 31, 2022 and 2021; (v) Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2022 and 2021; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	The cover page of this Quarterly Report on Form 10-Q, formatted as Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALENT, INC. (Registrant)

Date:	May 3, 2022	By:	/s/ RICKY HOPSON
Ricky Hopson
Vice President, Chief Accounting Officer