Form 10-Q
period 2022-09-30
Catalent, Inc.
filed 2022-11-01
CIK 1596783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

On October 27, 2022, there were 179,963,589 shares of the Registrant's common stock, par value $0.01 per share, issued and outstanding.

CATALENT, INC.
Index to Form 10-Q
For the Three Months Ended September 30, 2022

Special Note Regarding Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q of Catalent, Inc. (“Catalent” or the “Company”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words.
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
Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include, but are not limited to, those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (the “Fiscal 2022 10-K”) and others, which are summarized below:
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
•Our global operations are subject to economic and political risks, including risks resulting from continuing inflation, from disruptions to global supply chains, or from the Ukrainian-Russian war, which could affect the profitability of our operations or require costly changes to our procedures.
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

•We use advanced information and communication systems to run our operations, compile and analyze financial and operational data, and communicate among our employees, customers, and counter-parties, and the risks generally associated with information and communications systems could adversely affect our results of operations. We continuously work to install new, and upgrade existing systems and provide employee awareness training around phishing, malware, and other cyber security risks to enhance the protections available to us, but such protections may be inadequate to address malicious attacks or inadvertent compromises affecting data security or the operability of such systems.
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
•Our interest expense on our variable-rate debt may continue to increase as policymakers combat inflation through interest-rate increases on benchmark financial products.
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

PART I.    FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Catalent, Inc.
Consolidated Statements of Operations
(Unaudited; dollars in millions, except per share data)

	Three Months Ended September 30,
	2022	2021
Net revenue	$1,022	$1,025
Cost of sales	764	701
Gross margin	258	324
Selling, general, and administrative expenses	196	183
Gain on sale of subsidiary	—	(1)
Other operating expense, net	2	4
Operating earnings	60	138
Interest expense, net	32	26
Other expense, net	25	9
Earnings before income taxes	3	103
Income tax expense	3	10
Net earnings	—	93
Less: Net earnings attributable to preferred shareholders	—	(9)
Net earnings attributable to common shareholders	$—	$84

Earnings per share:
Basic
Net earnings	$—	$0.49
Diluted
Net earnings	$—	$0.49

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited; dollars in millions)

	Three Months Ended September 30,
	2022	2021
Net earnings	$—	$93
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(135)	(14)
Pension and other post-retirement adjustments	—	1
Net change in marketable securities	1	—
Derivatives and hedges	14	1
Other comprehensive loss, net of tax	(120)	(12)
Comprehensive (loss) income	$(120)	$81

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc.
Consolidated Balance Sheets
(Unaudited; in millions, except share and per share data)

	September 30, 2022	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$281	$449
Trade receivables, net of allowance for credit losses of $24 and $29, respectively	989	1,051
Inventories	732	702
Prepaid expenses and other	632	625
Marketable securities	64	89
Total current assets	2,698	2,916
Property, plant, and equipment, net of accumulated depreciation of $1,358 and $1,347, respectively	3,167	3,127
Other assets:
Goodwill	2,929	3,006
Other intangibles, net	1,017	1,060
Deferred income taxes	45	49
Other long-term assets	349	349
Total assets	$10,205	$10,507

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$106	$31
Accounts payable	379	421
Other accrued liabilities	458	620
Total current liabilities	943	1,072
Long-term obligations, less current portion	4,098	4,171
Pension liability	98	103
Deferred income taxes	214	202
Other liabilities	152	164
Commitment and contingencies (see Note 12)	—	—
Total liabilities	5,505	5,712
Shareholders' equity:
Common stock, $0.01 par value; 1.00 billion shares authorized at September 30 and June 30, 2022; 180 million and 179 million issued and outstanding at September 30 and June 30, 2022, respectively	2	2
Preferred stock, $0.01 par value; 100 million shares authorized at September 30 and June 30, 2022;0 shares issued and outstanding at September 30 and June 30, 2022	—	—
Additional paid in capital	4,674	4,649
Retained earnings	538	538
Accumulated other comprehensive loss	(514)	(394)
Total shareholders' equity	4,700	4,795
Total liabilities and shareholders' equity	$10,205	$10,507

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc.
Consolidated Statement of Changes in Shareholders' Equity
(Unaudited; dollars in millions, except share data in thousands)

Three Months Ended September 30, 2022

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Redeemable Preferred Stock
Balance at June 30, 2022	179,302	$2	$4,649	$538	$(394)	$4,795	$—
Share issuances related to stock- based compensation	599	—	—	—	—	—	—
Stock-based compensation	—	—	19	—	—	19	—
Net cash received, in lieu of equity, for tax withholding obligations	—	—	2	—	—	2	—
Exercise of stock options	—	—	1	—	—	1	—
Employee stock purchase plan	—	—	3	—	—	3	—
Net earnings	—	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	(120)	(120)	—
Balance at September 30, 2022	179,901	$2	$4,674	$538	$(514)	$4,700	$—

Three Months Ended September 30, 2021

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Redeemable Preferred Stock
Balance at June 30, 2021	170,549	$2	$4,205	$25	$(317)	$3,915	$359
Share issuances related to stock- based compensation	484	—	—	—	—	—	—
Stock-based compensation	—	—	21	—	—	21	—
Cash paid, in lieu of equity, for tax withholding obligations	—	—	(4)	—	—	(4)	—
Exercise of stock options	—	—	8	—	—	8	—
Employee stock purchase plan	—	—	4	—	—	4	—
Preferred dividend ($12.50 per share of redeemable preferred stock)	—	—	—	(4)	—	(4)	—
Net earnings	—	—	—	93	—	93	—
Other comprehensive loss, net of tax	—	—	—	—	(12)	(12)	—
Balance at September 30, 2021	171,033	$2	$4,234	$114	$(329)	$4,021	$359

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc.
Consolidated Statements of Cash Flows
(Unaudited; dollars in millions)

	Three Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$—	$93
Adjustments to reconcile net earnings to net cash from operations:
Depreciation and amortization	99	81
Non-cash foreign currency transaction loss, net	27	9
Amortization of debt issuance costs	2	2
Impairments charges and loss/gain on sale of assets, net	(2)	3
Gain on sale of subsidiary	—	(1)
Financing-related charges	—	4
Gain on derivative instrument	—	(2)
Stock-based compensation	19	21
Benefit from deferred income taxes	(4)	(8)
Provision for bad debts and inventory	28	10
Change in operating assets and liabilities:
Decrease in trade receivables	31	185
Increase in inventories	(85)	(63)
Decrease in accounts payable	(52)	(6)
Other assets/accrued liabilities, net—current and non-current	(155)	(165)
Net cash (used in) provided by operating activities	(92)	163
CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property, equipment, and other productive assets	(149)	(154)
Proceeds from sale of marketable securities	24	20
Proceeds from sale of property and equipment	6	—
Settlement on sale of subsidiaries, net	—	(3)
Payment for acquisitions, net of cash acquired	—	(26)
Proceeds from (payment for) investments	3	(4)
Net cash used in investing activities	(116)	(167)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing, net	75	1,096
Payments related to long-term obligations	(7)	(3)
Financing fees paid	—	(15)
Dividends paid	—	(4)
Cash received (paid), in lieu of equity, for tax-withholding obligations	2	(4)
Exercise of stock options	1	8
Other financing activities	3	4
Net cash provided by financing activities	74	1,082
Effect of foreign currency exchange on cash and cash equivalents	(34)	(5)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(168)	1,073
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	449	896
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$281	$1,969
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$46	$40
Income taxes paid, net	$11	$15

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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending June 30, 2023. The consolidated balance sheet at June 30, 2022 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information on the Company's accounting policies and footnotes, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022 filed with the Securities and Exchange Commission (the “SEC”).
Reportable Segments
Effective July 1, 2022, in connection with the appointment of a new President and Chief Executive Officer, the Company changed its operating structure and reorganized its executive leadership team accordingly. This new organizational structure includes a shift from the four operating and reportable segments the Company disclosed during fiscal 2022 to two segments: (i) Biologics and (ii) Pharma and Consumer Health. Set forth below is a summary description of the Company's two current operating and reportable segments.

Biologics—The Biologics segment provides the same services as the Biologics segment the Company reported in fiscal 2022, with some organizational adjustments and the addition of analytical development and testing services for large molecules that were previously disclosed as part of the Company's prior Oral and Specialty Delivery segment. The Biologics segment as reorganized provides development and manufacturing for biologic proteins; cell, gene, and other nucleic acid therapies; plasmid DNA; induced pluripotent stem cells (iPSCs); and vaccines. It also provides formulation, development, and manufacturing for parenteral dose forms, including vials, prefilled syringes, and cartridges; and, as noted above, analytical development and testing services for large molecules.

Pharma and Consumer Health—The Pharma and Consumer Health segment encompasses, except as noted above, the offerings of three of the Company's prior reportable segments—Softgel and Oral Technologies, Oral and Specialty Delivery, and Clinical Supply Services—and comprises the Company’s market-leading capabilities for complex oral solids, softgel formulations, Zydis® fast-dissolve technologies, and gummy, soft chew, and lozenge dosage forms; formulation, development, and manufacturing platforms for oral, nasal, inhaled, and topical dose forms; and clinical trial development and supply services.

Each segment reports through a separate management team and ultimately reports to the Company's President and Chief Executive Officer, who is designated as the Chief Operating Decision Maker for segment reportable purposes. The Company's operating segments are the same as its reportable segments. All prior-period comparative segment information has been restated to reflect the current reportable segments in accordance with Accounting Standards Codification (“ASC”) 280, Segment Reporting, promulgated by the Financial Accounting Standards Board (the “FASB”).

Reclassifications

Certain prior-period amounts were reclassified to conform to the current period presentation.

Foreign Currency Translation

The financial statements of the Company’s operations are generally measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of operations outside the United States (“U.S.”) into U.S. dollars are accumulated as a component of other comprehensive income utilizing period-end exchange rates. Since July 1, 2018, the Company has accounted for its Argentine operations as highly inflationary.
Depreciation
Depreciation expense was $66 million and $58 million for the three months ended September 30, 2022 and 2021, respectively. Depreciation expense includes amortization of assets related to finance leases. The Company charges repairs and maintenance costs to expense as incurred.
Amortization
Amortization expense related to other intangible assets was $33 million and $23 million for the three months ended September 30, 2022 and 2021, respectively.
Research and Development Costs
The Company expenses research and development costs as incurred. Research and development costs amounted to $5 million and $6 million for the three months ended September 30, 2022 and 2021, respectively.
Marketable Securities

The Company classifies its marketable securities as available-for-sale, because it may sell certain of its marketable securities prior to the stated maturity for various reasons, including management of liquidity, credit risk, duration, relative return, and asset allocation. The Company determines the fair value of each marketable security in its portfolio at each period end and recognizes gains and losses in the portfolio in other comprehensive income. As of September 30, 2022, the amortized cost basis of marketable securities approximates fair value and all outstanding marketable securities mature within one year.
Recent Financial Accounting Standards
New Accounting Standards Not Adopted as of September 30, 2022

In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance to ease the potential burden in accounting for the discontinuation of a reference rate such as LIBOR, formerly known as the London Interbank Offered Rate, because of reference rate reform. The expedients and exceptions provided by the guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

2.    REVENUE RECOGNITION
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company generally earns its revenue by supplying goods or providing services under contracts with its customers in two primary revenue streams: (i) manufacturing and commercial product supply, and (ii) development and clinical supply services. The Company measures the revenue from customers based on the consideration specified in its contracts, excluding any sales incentive or amount collected on behalf of a third party that the Company expects to be entitled in exchange for transferring the promised goods to and/or performing services for the customer (the “Transaction Price”). To the extent the Transaction Price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the Transaction Price utilizing either the expected value method or the most likely amount method depending on which method is expected to better predict the amount of consideration to which the Company will be entitled. The value of variable consideration is included in the Transaction Price if, and to the extent, it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. These estimates are re-assessed each reporting period, as required, and any adjustments required are recorded on a cumulative catch-up basis, which affects revenue and net income in the period of adjustment.
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

Development Services and Clinical Supply Revenue

Development services and clinical supply contracts generally take the form of short-term, fee-for-service arrangements. Performance obligations vary, but frequently include biologic cell-line development, performing formulation, analytical stability, or other services related to product development, and providing manufacturing services for products that are under development or otherwise not intended for commercial sale. They can also include a combination of the following services: the manufacturing, packaging, storage, distribution, destruction, inventory management of customer clinical trial material and the sourcing of comparator drug products on behalf of customers to be used in clinical trials to compare performance with the drug under clinical investigation. The transaction prices for these arrangements are fixed and include amounts stated in the contracts for each promised service, and each service is generally considered to be a separate performance obligation. In most instances, the Company recognizes revenue over time because there is no alternative use to the Company for the asset created and the Company has an enforceable right to payment for performance completed as of that date.

The Company measures progress toward the completion of its performance obligations satisfied over time based on the nature of the services to be performed. For certain types of arrangements, revenue is recognized over time and measured using an output method based on the completion of tasks and activities that are performed to satisfy a performance obligation. For certain types of arrangements, revenue is recognized over time and measured using an input method based on effort expended. Each of these methods provides an appropriate depiction of the Company’s progress toward fulfilling its performance obligations for its respective arrangement. In certain development services arrangements that require a portion of the contract consideration to be received in advance at the commencement of the contract, such advance payment is initially recorded as a contract liability. In certain clinical supply arrangements, revenue is recognized at the point in time when control transfers, which occurs upon either the delivery of the related output of the service to the customer or the completion of quality testing with respect to the product, and the Company has an enforceable right to payment based on the terms of the arrangement.

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
The following tables reflect net revenue for the three months ended September 30, 2022 and 2021, by type of activity and reportable segment (in millions):

Three Months Ended September 30, 2022	Biologics	Pharma and Consumer Health	Total
Manufacturing & commercial product supply	$94	$292	$386
Development services & clinical supply	429	207	636
Total	$523	$499	$1,022

Three Months Ended September 30, 2021	Biologics	Pharma and Consumer Health	Total
Manufacturing & commercial product supply	$134	$276	$410
Development services & clinical supply	414	201	615
Total	$548	$477	$1,025

The following table allocates revenue by the location where the goods were made or the service performed:

	Three Months Ended September 30,
(Dollars in millions)	2022	2021
United States	$697	$630
Europe	274	351
Other	82	72
Elimination of revenue attributable to multiple locations	(31)	(28)
Total	$1,022	$1,025

Contract Liabilities
Contract liabilities relate to cash consideration that the Company receives in advance of satisfying the related performance obligations. The contract liabilities balances (current and non-current) as of September 30, 2022 and June 30, 2022 are as follows:

(Dollars in millions)
Balance at June 30, 2022	$194
Balance at September 30, 2022	$145
Revenue recognized in the period from amounts included in contracts liability at the beginning of the period:	$(91)

Contract liabilities that will be recognized within 12 months of September 30, 2022 are accounted for in Other accrued liabilities and those that will be recognized longer than 12 months after September 30, 2022 are accounted for within Other liabilities.

Contract Assets
Contract assets primarily relate to the Company's conditional right to receive consideration for services that have been performed for customers as of September 30, 2022 relating to the Company's development services but had not yet been invoiced as of September 30, 2022. Contract assets are transferred to trade receivables, net when the Company’s right to receive the consideration becomes unconditional. Contract assets totaled $461 million and $441 million as of September 30, 2022 and June 30, 2022, respectively. Contract assets expected to transfer to trade receivables within 12 months are accounted for within Prepaid expenses and other. Contract assets expected to transfer to trade receivables longer than 12 months are accounted for within Other long-term assets.
3.    GOODWILL
The following table summarizes the changes between June 30, 2022 and September 30, 2022 in the carrying amount of goodwill in total and by segment:

(Dollars in millions)	Biologics	Pharma and Consumer Health	Total
Balance at June 30, 2022 (1)	$1,535	$1,471	$3,006
Reallocation	16	(16)	—
Foreign currency translation adjustments	(33)	(44)	(77)
Balance at September 30, 2022	$1,518	$1,411	$2,929

(1) As of result of the organizational realignments which were effective July 1, 2022, (described in Note 1, Basis of Presentation and Summary of Significant Accounting Policies), beginning balances have been reclassified to conform with the current period presentation.
As part of the business reorganization discussed in Note 1, Basis of Presentation, the goodwill from the previous Biologics, Softgel and Oral Technologies, Oral and Specialty Delivery, and Clinical Supply Services segments was reallocated between the current Biologics and Pharma and Consumer Health segments.
As a result of this realignment, the Company performed an interim quantitative goodwill impairment test for all of its reporting units as of July 1, 2022, which did not result in any goodwill impairment charges.

4.    LONG-TERM OBLIGATIONS AND SHORT-TERM BORROWINGS
Long-term obligations and short-term borrowings consisted of the following at September 30, 2022 and June 30, 2022:

(Dollars in millions)	Maturity	September 30, 2022	June 30, 2022
Senior secured credit facilities
Term loan facility B-3 (5.063% as of September 30)	February 2028	$1,429	$1,433
Revolving credit facility (1) (7.250% as of September 30)	May 2024	75	—
5.000% senior notes due 2027	July 2027	500	500
2.375% euro senior notes due 2028(2)	March 2028	794	874
3.125% senior notes due 2029	February 2029	550	550
3.500% senior notes due 2030	April 2030	650	650
Financing lease obligations	2022 to 2038	243	234
Other obligations	2022 to 2028	2	2
Unamortized discount and debt issuance costs		(39)	(41)
Total debt		$4,204	$4,202
Less: current portion of long-term obligations and other short-term borrowings		106	31
Long-term obligations, less current portion		$4,098	$4,171
(1) During the three months ended September 30, 2022, the Company drew down $75 million on its revolving credit facility to supplement operating cash flows.
(2) The decrease in euro-denominated debt was primarily due to large fluctuations in foreign currency exchange rates.
Measurement of the Estimated Fair Value of Debt

The estimated fair value of the Company’s senior secured credit facilities and other senior indebtedness is classified as a Level 2 determination (see Note 8, Fair Value Measurements, for a description of the method by which fair value classifications are determined) in the fair-value hierarchy and is calculated by using a discounted cash flow model with a market interest rate as a significant input. The carrying amounts and the estimated fair values of the Company’s principal categories of debt as of September 30 and June 30, 2022 are as follows:

		September 30, 2022		June 30, 2022
(Dollars in millions)	Fair Value Measurement	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
5.000% senior notes due 2027	Level 2	$500	$461	$500	$483
2.375% Euro senior notes due 2028	Level 2	794	649	874	744
3.125% senior notes due 2029	Level 2	550	457	550	476
3.500% senior notes due 2030	Level 2	650	552	650	561
Senior secured credit facilities & other	Level 2	1,749	1,609	1,669	1,575
Subtotal		$4,243	$3,728	$4,243	$3,839
Unamortized discount and debt issuance costs		(39)	—	(41)	—
Total debt		$4,204	$3,728	$4,202	$3,839

5.    EARNINGS PER SHARE
Effective July 1, 2022, the Company computes earnings per share of the Company’s common stock, par value $0.01 (the “Common Stock”) using the treasury stock method. Prior to fiscal 2023, the Company computed earnings per share of the Common Stock using the two-class method required due to the participating nature of the previously outstanding Series A Preferred Stock (as defined and discussed in Note 11, (Equity and Accumulated Other Comprehensive Loss).
Diluted net earnings per share is computed using the weighted average number of shares of Common Stock outstanding plus the weighted average number of shares of Common Stock that would be issued assuming exercise or conversion of all potentially dilutive instruments. Dilutive securities having an anti-dilutive effect on diluted net earnings per share are excluded from the calculation. The dilutive effect of the securities that are issuable under the Company’s equity incentive plans are reflected in diluted earnings per share by application of the treasury stock method. Prior to fiscal 2023, the Company applied the if-converted method to compute the potentially dilutive effect of the previously outstanding Series A Preferred Stock. The reconciliations between basic and diluted earnings per share attributable to Catalent common shareholders for the three months ended September 30, 2022 and 2021, respectively, are as follows:

	Three Months Ended September 30,
(In millions except per share data)	2022	2021
Net earnings	$—	$93
Less: Net earnings attributable to preferred shareholders	—	(9)
Net earnings attributable to common shareholders	$—	$84

Weighted average shares outstanding - basic	180	171
Weighted average dilutive securities issuable - stock plans	1	1
Weighted average shares outstanding - diluted	181	172

Earnings per share:
Basic	$—	$0.49
Diluted	$—	$0.49

The Company's Series A Preferred Stock was deemed a participating security, meaning that it had the right to participate in undistributed earnings with the Company's Common Stock. On November 23, 2020, the holders of Series A Preferred Stock converted 265,223 shares of Series A Preferred Stock and $2 million of unpaid accrued dividends into shares of Common Stock. On November 18, 2021, the holders of Series A Preferred Stock converted the remaining 384,777 shares of Series A Preferred Stock and $2 million of unpaid accrued dividends into shares of Common Stock.

The diluted weighted average number of shares outstanding as of September 30, 2022 and 2021 did not include the following shares of Common Stock associated with the formerly outstanding Series A Preferred Stock due to their antidilutive effect:

	Three Months Ended September 30,
(share counts in millions)	2022	2021
Series A Preferred Stock	—	8

6.    OTHER EXPENSE, NET
The components of other expense, net for the three months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,
(Dollars in millions)	2022	2021
Debt financing costs (1)	$—	$4
Foreign currency losses (2)	24	9
Other (3)	1	(4)
Total other expense, net	$25	$9

(1)    Debt financing costs for the three months ended September 30, 2021 includes $4 million of financing charges related to $450 million of U.S. dollar-denominated term loans borrowed under the Company’s senior secured credit facilities (the “Incremental Term B-3 Loans”).
(2)    Foreign currency remeasurement losses include both cash and non-cash transactions.
(3)    Other, for the three months ended September 30, 2021, includes a gain of $2 million related to the fair value of the derivative liability associated with the formerly outstanding Series A Preferred Stock.
7.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Risk Management Objective of Using Derivatives
The Company is exposed to fluctuations in the currency exchange rates applicable to its investments in operations outside the U.S. While the Company does not actively hedge against changes in foreign currency, the Company has mitigated exposure from its investments in its European operations by denominating a portion of its debt in euros. At September 30, 2022, the Company had euro-denominated debt outstanding of $794 million (U.S. dollar equivalent), which is designated and qualifies as a hedge against its net investment in its European operations. For non-derivatives designated and qualifying as net investment hedges, the effective portion of translation gains or losses are reported in accumulated other comprehensive loss as part of the cumulative translation adjustment. The unhedged portions of the euro-denominated debt translation gains or losses are reported in the consolidated statements of operations. The following table summarizes net investment hedge activity during the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,
(Dollars in millions)	2022	2021
Unrealized foreign exchange gain (loss) within other comprehensive income	$81	$22
Unrealized foreign exchange gain (loss) within statement of operations	$—	$(3)
The net accumulated gain on the instrument designated as a hedge as of September 30, 2022 within other comprehensive loss was approximately $208 million. Amounts are reclassified out of accumulated other comprehensive loss into earnings when the entity to which the gains and losses relate is either sold or substantially liquidated.
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
The 2021 Rate Swap qualifies for and is designated as a cash-flow hedge. The Company evaluates hedge effectiveness at the inception of the hedge and on an ongoing basis. The cash flows associated with the 2021 Rate Swap is reported in cash provided by operating activities in the consolidated statements of cash flows. The unrealized gain recorded in stockholder's equity from marking the 2021 Rate Swap to market during the three months ended September 30, 2022 was $18 million.
A summary of the estimated fair value of the 2021 Rate Swap reported in the consolidated balance sheets is stated in the table below:

	September 30, 2022		June 30, 2022
(Dollars in millions)	Balance Sheet Classification	Estimated Fair Value	Balance Sheet Classification	Estimated Fair Value
Interest-rate swap	Other long-term assets	$54	Other long-term assets	$36

8. FAIR VALUE MEASUREMENTS
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
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification as of the end of each reporting period. The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis and the fair value measurement for such assets and liabilities at September 30 and June 30, 2022:

(Dollars in millions)	Basis of Fair Value Measurement
September 30, 2022	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$64	$64	$—	$—
Interest-rate swap	54	—	54	—
Trading securities	4	4	—	—

June 30, 2022
Assets:
Marketable securities	$89	$89	$—	$—
Interest-rate swap	36	—	36	—
Trading securities	2	2	—	—
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Long-lived assets, goodwill, and other intangible assets are subject to non-recurring fair value measurement for the evaluation of potential impairment. There was no non-recurring fair value measurement during the three months ended September 30, 2022.
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

In the normal course of business, the Company is subject to examination by taxing authorities around the world. The Company is presently under audit in select jurisdictions in the United States and in Europe, but no material impact is expected to the financial results once these audits are completed.
ASC 740 provides guidance for the accounting of uncertain income tax positions recognized in the Company's tax filings. This guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that, based on technical merits, the position will be sustained upon examination, including resolution of any related appeal or litigation process. As of September 30 and June 30, 2022, the Company's reserve against uncertain income tax positions was $4 million and $5 million, respectively. The majority of the reduction during the quarter is attributable to the expiration of the statute of limitations on certain of the reserves. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.
The Company recorded a provision for income taxes for the three months ended September 30, 2022 of $3 million relative to earnings before income taxes of $3 million. The Company recorded a provision for income taxes for the three months ended September 30, 2021 of $10 million relative to earnings before income taxes of $103 million. The relatively higher income tax provision on lower earnings before income taxes reflects a reduction of pretax income in tax jurisdictions with favorable tax rates and foreign tax credits claimed in the prior-year quarter resulting from amended returns. Generally, fluctuations in the effective tax rate are due to changes in the geographic distribution of the Company's pretax income resulting from our business mix, changes in the tax impact of permanent differences, restructuring, special items, certain equity related compensation, and other discrete tax items that may have unique tax implications depending on the nature of the item.

10.    EMPLOYEE RETIREMENT BENEFIT PLANS
Components of the Company’s net periodic benefit costs are as follows:

	Three Months Ended September 30,
(Dollars in millions)	2022	2021
Components of net periodic benefit cost:
Selling, general, and administrative expenses:
Service cost	$1	$1
Other expense, net:
Interest cost	2	1
Expected return on plan assets	(2)	(2)
Amortization (1)	—	1
Net amount recognized	$1	$1
(1) Amount represents the amortization of unrecognized actuarial losses.
As previously disclosed, the Company notified the trustees of a multi-employer pension plan of its withdrawal from participation in such plan in fiscal 2012. The actuarial review process administered by the plan trustees ended in fiscal 2015. The liability reported reflects the present value of the Company’s expected future long-term obligations. The estimated discounted value of the projected contributions related to such plans was $38 million as of September 30 and June 30, 2022, and is included within pension liability on the consolidated balance sheets. The annual cash impact associated with the Company’s obligations in such plan is approximately $2 million.
11.    EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Description of Capital Stock

The Company is authorized to issue 1.00 billion shares of its Common Stock and 100 million shares of preferred stock, par value $0.01 per share. In accordance with the Company’s amended and restated certificate of incorporation, each share of Common Stock has one vote, and the Common Stock votes together as a single class. In 2019, the Company designated 1,000,000 shares of its preferred stock, par value $0.01, as its Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and issued and sold 650,000 shares of the Series A Preferred Stock to affiliates of Leonard Green & Partners, L.P. In November 2021, the holders of the Series A Preferred Stock converted all then-outstanding shares of Series A Preferred Stock and $2 million of related unpaid accrued dividends into shares of Common Stock.
Accumulated Other Comprehensive Loss
The components of the changes in the cumulative translation adjustment, derivatives and hedges, minimum pension liability, and marketable securities for the three months ended September 30, 2022 and 2021 are presented below.

	Three Months Ended September 30,
(Dollars in millions)	2022	2021
Foreign currency translation adjustments:
Net investment hedge	$81	$22
Long-term intercompany loans	(41)	(3)
Translation adjustments	(160)	(28)
Total foreign currency translation adjustment, pretax	(120)	(9)
Tax expense	15	5
Total foreign currency translation adjustment, net of tax	$(135)	$(14)

Net change in derivatives and hedges:
Net gain recognized during the period	$18	$1
Total derivatives and hedges, pretax	18	1
Tax expense	4	—
Net change in derivatives and hedges, net of tax	$14	$1

Net change in minimum pension liability:
Net gain recognized during the period	$—	$1
Total pension liability, pretax	—	1
Tax benefit	—	—
Net change in minimum pension liability, net of tax	$—	$1
For the three months ended September 30, 2022 and 2021, the changes in accumulated other comprehensive loss, net of tax by component are as follows:

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Liability Adjustments	Derivatives and Hedges	Marketable Securities	Other	Total
Balance at June 30, 2022	$(378)	$(38)	$27	$(4)	$(1)	$(394)
Other comprehensive (loss) income before reclassifications	(135)	—	14	—	—	(121)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	1	—	1
Net current period other comprehensive (loss) income	(135)	—	14	1	—	(120)
Balance at September 30, 2022	$(513)	$(38)	$41	$(3)	$(1)	$(514)

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Liability Adjustments	Derivatives and Hedges	Marketable Securities	Other	Total
Balance at June 30, 2021	$(268)	$(47)	$—	$(1)	$(1)	$(317)
Other comprehensive (loss) income before reclassifications	(14)	—	1	—	—	(13)
Amounts reclassified from accumulated other comprehensive loss	—	1	—	—	—	1
Net current period other comprehensive (loss) income	(14)	1	1	—	—	(12)
Balance at September 30, 2021	$(282)	$(46)	$1	$(1)	$(1)	$(329)
12.    COMMITMENTS AND CONTINGENCIES
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

The following tables include Segment EBITDA for each of the Company's current reportable segments during the three months ended September 30, 2022 and 2021:

(Dollars in millions)	Three Months Ended September 30,
	2022	2021
Segment EBITDA reconciled to net earnings:
Biologics	$113	$167
Pharma and Consumer Health	108	99
Sub-Total	$221	$266
Reconciling items to net earnings
Unallocated costs (1)	(87)	(56)
Depreciation and amortization	(99)	(81)
Interest expense, net	(32)	(26)
Income tax expense	(3)	(10)
Net earnings	$—	$93
(1) Unallocated costs include restructuring and special items, stock-based compensation, gain on sale of subsidiary, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(Dollars in millions)	Three Months Ended September 30,
	2022	2021
Impairment charges and gain/loss on sale of assets	$2	$(3)
Stock-based compensation	(19)	(21)
Restructuring and other special items (a)	(9)	(8)
Gain on sale of subsidiary (b)	—	1
Other expense, net (c)	(25)	(9)
Unallocated corporate costs, net	(36)	(16)
Total unallocated costs	$(87)	$(56)
(a)    Restructuring and other special items during the three months ended September 30, 2022 include (i) transaction costs associated with the Metrics Contracts Services (“Metrics”) acquisition and (ii) warehouse exit costs for a product the Company no longer manufactures in its respiratory and specialty platform.
Restructuring and other special items during the three months ended September 30, 2021 include (i) transaction and integration costs associated with the Delphi Genetics SA, Hepatic Cell Therapy Support SA, and RheinCell Therapeutics GmbH acquisitions (ii) transaction costs associated with the Bettera Holdings, LLC acquisition, and (iii) restructuring costs associated with the closure of the Company's facility in Bolton, U.K.
(b)    Gain on sale of subsidiary for the three months ended September 30, 2021 was due to the sale of the facility in Woodstock, Illinois and the associated business.
(c)    Other expense, net during the three months ended September 30, 2022 includes foreign currency remeasurement losses/gains.
Other expense, net during the three months ended September 30, 2021 includes financing charges related to the Company’s Incremental Term B-3 Loans and foreign currency remeasurement losses/gains.

The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the consolidated financial statements.

(Dollars in millions)	September 30, 2022	June 30, 2022
Assets:
Biologics	$5,651	$5,770
Pharma and Consumer Health	4,262	4,355
Corporate and eliminations	292	382
Total assets	$10,205	$10,507

14. SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplemental balance sheet information at September 30 and June 30, 2022 is detailed in the following tables.
Inventories
Work-in-process and inventories include raw materials, labor, and overhead. Total inventories consist of the following:

(Dollars in millions)	September 30, 2022	June 30, 2022
Raw materials and supplies	$705	$651
Work-in-process	119	109
Total inventories, gross	824	760
Inventory cost adjustment	(92)	(58)
Total inventories	$732	$702
Prepaid expenses and other
Prepaid expenses and other consist of the following:

(Dollars in millions)	September 30, 2022	June 30, 2022
Prepaid expenses	$72	$61
Short-term contract assets	418	398
Spare parts supplies	21	22
Prepaid income tax	28	26
Non-U.S. value-added tax	34	48
Other current assets	59	70
Total prepaid expenses and other	$632	$625
Other accrued liabilities
Other accrued liabilities consist of the following:

(Dollars in millions)	September 30, 2022	June 30, 2022
Contract liabilities	$135	$185
Accrued employee-related expenses	137	198
Accrued expenses	109	140
Operating lease liabilities	13	14
Restructuring accrual	1	1
Accrued interest	21	32
Accrued income tax	42	50
Total other accrued liabilities	$458	$620

15.     SUBSEQUENT EVENTS
Drawdown on Revolving Credit Facility and Metrics Contract Services Acquisition

In October 2022, the Company acquired Metrics from Mayne Pharma Group Limited for $475 million in cash, subject to customary adjustments. Metrics, based in Greenville, North Carolina, is an oral solids development and manufacturing business specializing in the manufacture of drugs containing highly potent active pharmaceutical ingredients. The Company funded this acquisition with a portion of the proceeds of an October 2022 drawdown of $500 million from its senior secured revolving credit facility. The Company is using the remainder of the drawdown for general corporate purposes.

The operations and facility acquired have become part of the Company’s Pharma and Consumer Health segment. The initial accounting for this acquisition is pending. Significant, relevant information needed to complete the initial accounting analysis is not yet available because the valuation of the assets acquired and liabilities assumed is not complete. As a result, determination of these values is not practicable, and the Company will disclose its preliminary allocation of the assets acquired in its next quarterly report.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company
We provide differentiated development and manufacturing solutions for drugs, protein-based biologics, cell and gene therapies, vaccines, and consumer health products at over fifty facilities across four continents under rigorous quality and operational standards. Our oral, injectable, and respiratory delivery technologies, along with our state-of-the-art protein and cell and gene therapy manufacturing capacity, address a wide and growing range of modalities and therapeutic and other categories across the biopharmaceutical and consumer health industries. Through our extensive capabilities, growth-enabling capacity, and deep expertise in product development, regulatory compliance, and clinical trial supply, we can help our customers take products to market faster, and have done so for nearly half of new drug products approved by the U.S. Food and Drug Administration (the “FDA”) in the last decade. Our development and manufacturing platforms, our proven formulation, supply, and regulatory expertise, and our broad and deep development and manufacturing know-how enable our customers to advance and then bring to market more products and better treatments for patients and consumers. Our commitment to reliably supply our customers’ and their patients’ needs is the foundation for the value we provide; annually, we produce more than 80 billion doses for nearly 8,000 customer products, or approximately 1 in every 23 doses of such products taken each year by patients and consumers around the world. We believe that through our investments in state-of-the-art facilities and capacity expansion, including investments in facilities focused on new treatment modalities and other attractive market segments, our continuous improvement activities devoted to operational and quality excellence, the sales of existing and introduction of new customer products, and, in some cases, our innovation activities and patents, we will continue to attract premium opportunities and realize the growth potential from these areas.

Effective July 1, 2022, in connection with our change in Chief Executive Officer and Chief Operating Decision Maker, we adopted a new operating structure with two operating and reportable segments: (i) Biologics, and (ii) Pharma and Consumer Health. Our Biologics segment provides the same services as the segment we reported in fiscal 2022, with some organizational adjustments and the addition of analytical development and testing services for large molecules that we previously disclosed as part of our prior Oral and Specialty Delivery segment. The Biologics segment as reorganized provides development and manufacturing for biologic proteins; cell, gene, and other nucleic acid therapies; plasmid DNA; induced pluripotent stem cells (iPSCs); and vaccines. It also provides formulation, development, and manufacturing for parenteral dose forms, including vials, prefilled syringes, and cartridges; and, as noted above, analytical development and testing services for large molecules. Our Pharma and Consumer Health segment, except as noted above, comprises the offerings of three of our prior reportable segments—Softgel and Oral Technologies, Oral and Specialty Delivery and Clinical Supply Services—and comprises the Company’s market-leading capabilities for complex oral solids, softgel formulations, Zydis® fast-dissolve technologies, and gummy, soft chew, and lozenge dosage forms; formulation, development, and manufacturing platforms for oral, nasal, inhaled, and topical dose forms; and clinical trial development and supply services. Prior-period segment results were reclassified to conform to the current period presentation.

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
There was no material change to our critical accounting policies or in the underlying accounting assumptions and estimates from those described in our Fiscal 2022 10-K.

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
We believe that the presentation of EBITDA from operations enhances an investor’s understanding of our financial performance. We believe this measure is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business and use this measure for business planning purposes. In addition, given the significant historical investments that we have made in property, plant, and equipment, depreciation and amortization expenses represent a meaningful portion of our cost structure. We believe that EBITDA from operations will provide investors with a useful tool for assessing the comparability between periods of our ability to generate cash from operations sufficient to pay taxes, to service debt, and to undertake capital expenditures because it eliminates depreciation and amortization expense. We present EBITDA from operations in order to provide supplemental information that we consider relevant for the readers of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q (the “Consolidated Financial Statements”), and such information is not meant to replace or supersede U.S. GAAP measures. Our definition of EBITDA from operations may not be the same as similarly titled measures used by other companies. The most directly comparable measure to EBITDA from operations defined under U.S. GAAP is net earnings. Included in this Management’s Discussion and Analysis is a reconciliation of net earnings to EBITDA from operations.
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
Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
The below tables summarize several financial metrics we use to measure performance for the three months ended September 30, 2022 and 2021. Refer to the discussions below regarding performance and use of key financial metrics.

Gross margin (actuals in millions) and gross margin percentage at constant currency
FY23
$258
25%
FY22
$324
32%
$0
$75
$150
$225
$300
$375

Results for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 were as follows:

	Three Months Ended September 30,		FX Impact	Constant Currency Increase (Decrease)
(Dollars in millions)	2022	2021		Change $	Change %
Net revenue	$1,022	$1,025	$(48)	$45	4%
Cost of sales	764	701	(36)	99	14%
Gross margin	258	324	(12)	(54)	(16)%
Selling, general, and administrative expenses	196	183	(6)	19	11%
Gain on sale of subsidiary	—	(1)	—	1	*
Other operating expense, net	2	4	1	(3)	(72)%
Operating earnings	60	138	(7)	(71)	(52)%
Interest expense, net	32	26	(1)	7	26%
Other expense, net	25	9	(5)	21	256%
Earnings before income taxes	3	103	(1)	(99)	(96)%
Income tax expense	3	10	(2)	(5)	(57)%
Net earnings	$—	$93	$1	$(94)	(100)%
Change % calculations are based on amounts prior to rounding
*Percentage not meaningful
Net Revenue

2022 vs. 2021
Year-Over-Year Change	Three Months Ended September 30,
Net Revenue
Organic	(1)%
Impact of acquisitions	5%
Constant-currency change	4%
Foreign currency translation impact on reporting	(4)%
Total % change	—%

Net revenue increased $45 million, or 4%, excluding the impact of foreign exchange, compared to the three months ended September 30, 2021. Net revenue decreased 1% organically primarily due to a significant decline in demand for COVID-19 related programs and a decline in revenue from the manufacture of prescription products, partially offset by a strong growth in non-COVID programs, in particular, our cell and gene therapy offerings, as well as growth in our clinical development services.

Net revenue increased 5% inorganically as a result of acquisitions. We acquired RheinCell Therapeutics GmbH (“RheinCell”) in August 2021, Bettera Holdings, LLC (“Bettera Wellness”) in October 2021, and a cell therapy commercial manufacturing facility and operations near Princeton, New Jersey (“Princeton”).
Gross Margin

Gross margin decreased $54 million, or 16%, compared to the three months ended September 30, 2021, excluding the impact of foreign exchange, primarily due to lower levels of utilization across the network, an unfavorable shift in product mix and the impact from remediation-related activities at our Brussels facility. On a constant-currency basis, gross margin, as a percentage of revenue, decreased 630 basis points to 25.2% in the three months ended September 30, 2022, compared to 31.5% in the prior-year period, primarily due to the factors described in the immediately preceding sentence.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased $19 million, or 11%, compared to the three months ended September 30, 2021, excluding the impact of foreign exchange, which includes $14 million in net incremental expenses from acquired companies. The year-over-year increase in selling, general, and administrative expenses was primarily due to an $18 million increase in employee-related costs and a $3 million increase in amortization and depreciation, which were partially offset by a $15 million decline in our provision for bad debt.
Other Operating Expense, net
Other operating expense for the three months ended September 30, 2022 decreased by $3 million, or 72%, compared to the three months ended September 30, 2021, when excluding the impact of foreign exchange. The year-over-year net decrease in other operating expense was primarily due to $4 million gain from sale of our facility in Bolton, U.K. that was recorded in the three months ended September 30, 2022.
Interest Expense, net
Interest expense, net of $32 million for the three months ended September 30, 2022 increased $7 million, or 26%, compared to the three months ended September 30, 2021, excluding the impact of foreign exchange. The increase was primarily attributable to incremental interest expense on our most recent tranche of term loans and our U.S. dollar-denominated 3.500% Senior Notes due 2030.
For additional information concerning our debt and financing arrangements, including the changing mix of debt and equity in our capital structure, see “Liquidity and Capital Resources” below and Note 4, Long-Term Obligations and Short-Term Borrowings to our Consolidated Financial Statements.
Other Expense, net
Other expense, net of $25 million for the three months ended September 30, 2022 was primarily driven by $24 million of foreign currency losses.

Other expense, net of $9 million for the three months ended September 30, 2021 was primarily driven by $9 million of non-cash foreign currency translation losses and $4 million of financing charges related to our outstanding term loans, partially offset by a $2 million gain related to the change in fair value of the derivative liability arising from the dividend-adjustment mechanism of our formerly outstanding series of preferred stock.
Income Tax Expense

Our provision for income taxes for the three months ended September 30, 2022 was $3 million relative to earnings before taxes of $3 million. Our provision for income taxes for the three months ended September 30, 2021 of $10 million relative to earnings before income taxes of $103 million. The relatively higher income tax provision on lower earnings before income taxes reflects a reduction of pretax income in tax jurisdictions with favorable tax rates and foreign tax credits claimed in the prior-year quarter resulting from amended returns. Generally, fluctuations in the effective tax rate are due to changes in the geographic distribution of our pretax income resulting from our business mix, changes in the tax impact of permanent differences, restructuring, special items, certain equity related compensation, and other discrete tax items that may have unique tax implications depending on the nature of the item.
Segment Review

The following charts depict the percentages of net revenue from each of our two reportable segments for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Refer below for discussions regarding each segment’s net revenue and EBITDA performance and to “Non-GAAP Metrics” for a discussion of our use of Segment EBITDA, a measure that is not defined under U.S. GAAP.
Our results on a segment basis for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 were as follows:

	Three Months Ended September 30,		FX Impact	Constant Currency Increase (Decrease)
(Dollars in millions)	2022	2021		Change $	Change %
Biologics
Net revenue	$523	$548	$(15)	$(10)	(2)%
Segment EBITDA	113	167	1	(55)	(33)%
Pharma Consumer Health
Net revenue	499	477	(34)	56	11%
Segment EBITDA	108	99	(10)	19	20%
Unallocated Costs (1)	(87)	(56)	5	(36)	67%
Combined totals
Net revenue	$1,022	$1,025	$(48)	$45	4%

EBITDA from operations	$134	$210	$(4)	$(72)	(34)%
Change % calculations are based on amounts prior to rounding
(1)    Unallocated costs include restructuring and special items, stock-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended September 30,
(Dollars in millions)	2022	2021
Impairment charges and gain/loss on sale of assets	$2	$(3)
Stock-based compensation	(19)	(21)
Restructuring and other special items (a)	(9)	(8)
Gain on sale of subsidiary (b)	—	1
Other expense, net (c)	(25)	(9)
Unallocated corporate costs, net	(36)	(16)
Total unallocated costs	$(87)	$(56)
(a)    Restructuring and other special items during the three months ended September 30, 2022 include (i) transaction costs associated with our Metrics Contracts Services (“Metrics”) acquisition and (ii) warehouse exit costs for a product the Company no longer manufactures in its respiratory and specialty platform. Restructuring and other special items during the three months ended September 30, 2021 include (a) transaction and integration costs associated with the acquisitions of Delphi Genetics SA, Hepatic Cell Therapy Support SA, and RheinCell, (b) transaction costs relating to the Bettera Wellness acquisition, and (c) restructuring costs associated with the closure of our facility in Bolton, U.K.
(b)    For the three months ended September 30, 2021, gain on sale of subsidiary was due to the divestiture of our facility in Woodstock, Illinois and the associated business.
(c)    Refer to Note 6, Other Expense, Net for details recorded within other expense, net in our Consolidated Financial Statements.
Provided below is a reconciliation of net earnings to EBITDA from operations:

	Three Months Ended September 30,
(Dollars in millions)	2022	2021
Net earnings	$—	$93
Depreciation and amortization	99	81
Interest expense, net	32	26
Income tax expense	3	10
EBITDA from operations	$134	$210

Biologics segment

	2022 vs. 2021
Year-Over-Year Change	Three Months Ended September 30,
	Net Revenue	Segment EBITDA
Organic	(2)%	(31)%
Impact of acquisitions	—%	(2)%
Constant-currency change	(2)%	(33)%
Foreign exchange translation impact on reporting	(3)%	—%
Total % change	(5)%	(33)%

Biologics net revenue decreased by $10 million, or 2%, excluding the impact of foreign exchange, compared to the three months ended September 30, 2021. The decrease was primarily driven by a significant decline in demand for COVID-19 related programs, partially offset by strong growth in non-COVID programs, in particular, our cell and gene therapy offerings.
Biologics Segment EBITDA decreased by $55 million, or 33%, excluding the impact of foreign exchange, compared to the three months ended September 30, 2021. The decrease was primarily driven by a significant decline in demand for COVID-19 related programs, lower levels of utilization across the Biologics network, as well as an unfavorable impact from remediation-related activities at our Brussels facility, partially offset by strong growth in non-COVID programs, in particular, for our cell and gene therapy offerings.
We completed the acquisition of RheinCell in August 2021 and Princeton in April 2022. For the three months ended September 30, 2022, these acquisitions had an immaterial impact on our net revenue and Segment EBITDA compared to the corresponding prior-year period.
Pharma and Consumer Health segment

	2022 vs. 2021
Year-Over-Year Change	Three Months Ended September 30,
	Net Revenue	Segment EBITDA
Organic	1%	8%
Impact of acquisitions	10%	12%
Constant-currency change	11%	20%
Foreign currency translation impact on reporting	(7)%	(11)%
Total % change	4%	9%

Pharma and Consumer Health net revenue increased by $56 million, or 11%, excluding the impact of foreign exchange, compared to the three months ended September 30, 2021. The increase in organic revenue was primarily driven by growth in our clinical development services, partially offset by a decline in revenue from the manufacture of prescription products.
Pharma and Consumer Health Segment EBITDA increased $19 million, or 20%, excluding the impact of foreign exchange, compared to the three months ended September 30, 2021. The organic portion of the increase, similar to that of net revenue was driven by growth in our clinical development services, partially offset by a decline in prescription products revenue.
We completed the Bettera Wellness acquisition in October 2021, which increased net revenue and Segment EBITDA on an inorganic basis by 10% and 12%, respectively, in the three months ended September 30, 2022, compared to the corresponding prior-year period.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of liquidity have been cash flows generated from operations and occasional capital market activities. The principal uses of cash are to fund operating and capital expenditures, business or asset acquisitions, interest payments on debt, and any mandatory or discretionary principal payment on our debt. As of September 30, 2022, Catalent Pharma Solutions, Inc., our principal operating subsidiary (“Operating Company”), following the September 2021 execution of Amendment No. 6 to the amended and restated credit agreement, dated as of May 20, 2014, governing our senior secured credit facilities (as amended, the “Credit Agreement”), had available a $725 million revolving credit facility that matures in May 2024, the capacity of which was reduced by $75 million in short-term borrowings and $4 million in letters of credit outstanding as of September 30, 2022. The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings, referred to as swing-line borrowings.
In October 2022, we acquired Metrics for $475 million in cash, funded with $500 million of incremental proceeds from our senior secured revolving credit facility subsequent to September 30, 2022, subject to customary adjustments.
We believe that our cash on hand, cash from operations, and available borrowings under our revolving credit facility will be adequate to meet our liquidity needs for at least the next 12 months, as well as the amounts expected to become due with respect to our pending capital projects.

Cash Flows
The following table summarizes our consolidated statements of cash flows:

	Three Months Ended September 30,
(Dollars in millions)	2022	2021	$ Change
Net cash provided by (used in):
Operating activities	$(92)	$163	$(255)
Investing activities	$(116)	$(167)	$51
Financing activities	$74	$1,082	$(1,008)
Operating Activities
For the three months ended September 30, 2022, cash used in operations was $92 million compared to $163 million in cash provided by operating activities for the three months ended September 30, 2021. The year over year change was primarily due to a decrease in operating earnings, an unfavorable impact from inventory, and an unfavorable timing impact on the collection of trade receivables and disbursements of accounts payable.
Investing Activities
For the three months ended September 30, 2022, cash used in investing activities was $116 million, compared to $167 million for the three months ended September 30, 2021. The decrease in cash used in investing activities was primarily driven by the decrease in payment for acquisitions, as no acquisitions were completed in the three months ended September 30, 2022, compared to $26 million in payments for acquisitions made during the three months ended September 30, 2021.
Financing Activities
For the three months ended September 30, 2022, cash provided by financing activities was $74 million, compared to cash provided by financing activities of $1.08 billion for the three months ended September 30, 2021. The decrease in cash provided by financing activities was primarily driven by a $1.02 billion decline in proceeds from borrowings.
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
The Credit Agreement also contains change-of-control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of September 30, 2022, we were in compliance with all material covenants under the Credit Agreement.
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

The Senior Notes
The several indentures governing each series of the Senior Notes (collectively, the “Indentures”) contain certain covenants that, among other things, limit our ability to incur or guarantee more debt or issue certain preferred shares; pay dividends on, repurchase, or make distributions in respect of their capital stock or make other restricted payments; make certain investments; sell certain assets; create liens; consolidate, merge, sell; or otherwise dispose of all or substantially all of their assets; enter into certain transactions with their affiliates, and designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions, limitations, and qualifications as set forth in the Indentures. The Indentures also contain customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of Operating Company or certain of its subsidiaries. Upon an event of default, either the holders of at least 30% in principal amount of each of the then-outstanding series of Senior Notes, or the applicable Trustee under the Indentures, may declare the applicable Senior Notes immediately due and payable; or in certain circumstances, the applicable Senior Notes will become automatically immediately due and payable. As of September 30, 2022, Operating Company was in compliance with all material covenants under the Indentures.
Capital Resources
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
Geographic Allocation of Cash
As of September 30 and June 30, 2022, our non-U.S. subsidiaries held cash and cash equivalents of $187 million and $377 million, respectively, out of the total consolidated cash and cash equivalents of $281 million and $449 million, respectively. These balances are dispersed across many locations around the world.

Interest Rate Risk Management
A portion of the debt used to finance our operations is exposed to interest-rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed- and floating-rate assets and liabilities. In February 2021, we entered into an interest-rate swap agreement with Bank of America N.A. that acts as a hedge against the economic effect of a portion of the variable-interest obligation associated with our U.S. dollar-denominated term loans under our senior secured credit facilities, so that the interest payable on that portion of the debt becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on future interest expense. The applicable rate for the U.S. dollar-denominated term loan under the Credit Agreement was LIBOR (subject to a floor of 0.50%) plus 2.00% as of September 30, 2022; however, as a result of this interest-rate swap agreement, the variable portion of the applicable rate on $500 million of the term loan was effectively fixed at 0.9985% as of February 2021.
Currency Risk Management
We are exposed to fluctuations in the euro-U.S. dollar exchange rate on our investments in our operations in Europe. While we do not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in euros. At September 30, 2022, we had $794 million of euro-denominated debt outstanding that qualifies as a hedge of a net investment in European operations. Refer to Note 7, Derivative Instruments and Hedging Activities, to our Consolidated Financial Statements for further discussion of net investment hedge activity in the period.
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

Off-Balance Sheet Arrangements
Other than short-term operating leases and outstanding letters of credit as discussed above, we do not have any material off-balance sheet arrangement as of September 30, 2022.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our quantitative and qualitative disclosures about market risks, see the section titled Quantitative and Qualitative Disclosures About Market Risks in our Fiscal 2022 10-K. As of September 30, 2022, there has been no material change in this information.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any control or procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our Fiscal 2022 10-K, which could materially affect our business, financial condition, or future results. The risks described in such report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

Other than what was disclosed in the Special Note Regarding Forward-Looking Statements, there has been no material change to the risk factors disclosed in our Fiscal 2022 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Purchase of Equity Securities

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION
Not applicable.

ITEM 6.    EXHIBITS
Exhibits:

4.1	Description of the Company’s Common Stock, par value $0.01 per share. *

10.1	Catalent, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2018). †

10.2	Management Incentive Plan Summary for the fiscal year ending June 30, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2021). †

10.3	Management Incentive Plan Summary for the fiscal year ending June 30, 2023 †*

10.4	Offer letter, dated July 7, 2022, between Catalent, Inc. and Steven Fasman (incorporated by reference to Exhibit 10.12.1 to the Company’s Annual Report on Form 10-K filed on August 29, 2022). †

10.5	Offer Letter, dated July 27, 2022, by and between Catalent, Inc. and Thomas Castellano. †*

10.6	Catalent Pharma Solutions, Inc. Deferred Compensation Plan, as amended and restated effective October 1, 2022. †*

10.7	Form of Restricted Stock Unit Agreement for U.S. Non-Employee Directors (fiscal 2023) †*

10.7-1	Form of Restricted Stock Unit Agreement for non-U.S. Non-Employee Directors (fiscal 2023) †*

10.7-2	Form of 2018 Omnibus Incentive Plan Restricted Stock Unit Agreement for U.S. Employees (fiscal 2023) †*

10.7-3	Form of 2018 Omnibus Incentive Plan Restricted Stock Unit Agreement for non-U.S. Employees (fiscal 2023) †*

10.7-4	Form of 2018 Omnibus Incentive Plan Option Agreement for U.S. Employees (fiscal 2023) †*

10.7-5	Form of 2018 Omnibus Incentive Plan Option Agreement for non-U.S. Employees (fiscal 2023) †*

10.7-6	Form of 2018 Omnibus Incentive Plan Performance Share Unit Agreement for U.S. Employees (fiscal 2023) †*

10.7-7	Form of 2018 Omnibus Incentive Plan Performance Share Unit Agreement for Non-U.S. Employees (fiscal 2023) †*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	The following financial information from Catalent, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in inline XBRL: (i) Consolidated Statements of Operations for the Three Months Ended September 30, 2022 and 2021; (ii) Consolidated Statements of Comprehensive Income for the Three Months Ended September 30, 2022 and 2021 (iii) Consolidated Balance Sheets as of September 30, 2022 and June 30, 2022; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the Three Months Ended September 30, 2022 and 2021; (v) Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2022 and 2021; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	The cover page of this Quarterly Report on Form 10-Q, formatted as Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	Furnished herewith
†	Represents a management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALENT, INC. (Registrant)

Date:	November 1, 2022	By:	/s/ KAREN SANTIAGO
Karen Santiago
Vice President and Chief Accounting Officer