Form 10-Q
period 2022-12-31
Catalent, Inc.
filed 2023-02-07
CIK 1596783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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

On January 31, 2023, there were 180,090,483 shares of the Registrant's common stock, par value $0.01 per share, issued and outstanding.

CATALENT, INC.
Index to Form 10-Q
For the Three and Six Months Ended December 31, 2022

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

PART I.    FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Catalent, Inc.
Consolidated Statements of Operations
(Unaudited; dollars in millions, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net revenue	$1,149	$1,217	$2,171	$2,242
Cost of sales	762	812	1,526	1,513
Gross margin	387	405	645	729
Selling, general, and administrative expenses	226	228	422	411
Gain on sale of subsidiary	—	—	—	(1)
Other operating expense, net	23	16	25	20
Operating earnings	138	161	198	299
Interest expense, net	47	32	79	58
Other (income) expense, net	(23)	14	2	23
Earnings before income taxes	114	115	117	218
Income tax expense	33	18	36	28
Net earnings	81	97	81	190
Less: Net earnings attributable to preferred shareholders	—	(4)	—	(13)
Net earnings attributable to common shareholders	$81	$93	$81	$177

Earnings per share:
Basic
Net earnings	$0.45	$0.53	$0.45	$1.02
Diluted
Net earnings	$0.44	$0.52	$0.45	$1.01

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited; dollars in millions)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net earnings	$81	$97	$81	$190
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	118	(18)	(17)	(32)
Pension and other post-retirement adjustments	—	—	—	1
Net change in marketable securities	1	(1)	2	(1)
Derivatives and hedges	—	3	14	4
Other comprehensive income (loss), net of tax	119	(16)	(1)	(28)
Comprehensive income	$200	$81	$80	$162

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc.
Consolidated Balance Sheets
(Unaudited; in millions, except share and per share data)

	December 31, 2022	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$442	$449
Trade receivables, net of allowance for credit losses of $26 and $29, respectively	916	1,051
Inventories	818	702
Prepaid expenses and other	714	625
Marketable securities	28	89
Total current assets	2,918	2,916
Property, plant, and equipment, net of accumulated depreciation of $1,465 and $1,347, respectively	3,579	3,127
Other assets:
Goodwill	3,215	3,006
Other intangibles, net	1,045	1,060
Deferred income taxes	55	49
Other long-term assets	335	349
Total assets	$11,147	$10,507

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$632	$31
Accounts payable	367	421
Other accrued liabilities	527	620
Total current liabilities	1,526	1,072
Long-term obligations, less current portion	4,221	4,171
Pension liability	103	103
Deferred income taxes	221	202
Other liabilities	164	164
Commitment and contingencies (see Note 14)	—	—
Total liabilities	6,235	5,712
Shareholders' equity:
Common stock, $0.01 par value; 1.00 billion shares authorized at December 31 and June 30, 2022; 180 million and 179 million issued and outstanding at December 31 and June 30, 2022, respectively	2	2
Preferred stock, $0.01 par value; 100 million shares authorized at December 31 and June 30, 2022;0 shares issued and outstanding at December 31 and June 30, 2022	—	—
Additional paid in capital	4,686	4,649
Retained earnings	619	538
Accumulated other comprehensive loss	(395)	(394)
Total shareholders' equity	4,912	4,795
Total liabilities and shareholders' equity	$11,147	$10,507

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc.
Consolidated Statement of Changes in Shareholders' Equity
(Unaudited; dollars in millions, except share data in thousands)

Three Months Ended December 31, 2022

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Redeemable Preferred Stock
Balance at September 30, 2022	179,901	$2	$4,674	$538	$(514)	$4,700	$—
Share issuances related to stock- based compensation	87	—	—	—	—	—	—
Stock-based compensation	—	—	10	—	—	10	—
Cash paid, in lieu of equity, for tax withholding obligations	—	—	(2)	—	—	(2)	—
Employee stock purchase plan	—	—	4	—	—	4	—
Net earnings	—	—	—	81	—	81	—
Other comprehensive income, net of tax	—	—	—	—	119	119	—
Balance at December 31, 2022	179,988	$2	$4,686	$619	$(395)	$4,912	$—

Three Months Ended December 31, 2021

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Redeemable Preferred Stock
Balance at September 30, 2021	171,033	$2	$4,234	$114	$(329)	$4,021	$359
Share issuances related to stock- based compensation	199	—	—	—	—	—	—
Conversion of redeemable preferred stock	7,818	—	362	—	—	362	(359)
Stock-based compensation	—	—	11	—	—	11	—
Cash paid, in lieu of equity, for tax withholding obligations	—	—	(5)	—	—	(5)	—
Exercise of stock options	—	—	11	—	—	11	—
Employee stock purchase plan	—	—	2	—	—	2	—
Preferred dividend ($12.50 per share of redeemable preferred stock)	—	—	—	(2)	—	(2)	—
Net earnings	—	—	—	97	—	97	—
Other comprehensive loss, net of tax	—	—	—	—	(16)	(16)	—
Balance at December 31, 2021	179,050	$2	$4,615	$209	$(345)	$4,481	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc.
Consolidated Statement of Changes in Shareholders' Equity
(Unaudited; dollars in millions, except share data in thousands)

Six months ended December 31, 2022

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Redeemable Preferred Stock
Balance at June 30, 2022	179,302	$2	$4,649	$538	$(394)	$4,795	$—
Share issuances related to stock- based compensation	686	—	—	—	—	—	—
Stock-based compensation	—	—	29	—	—	29	—
Exercise of stock options	—	—	1	—	—	1	—
Employee stock purchase plan	—	—	7	—	—	7	—
Net earnings	—	—	—	81	—	81	—
Other comprehensive loss, net of tax	—	—	—	—	(1)	(1)	—
Balance at December 31, 2022	179,988	$2	$4,686	$619	$(395)	$4,912	$—

Six Months Ended December 31, 2021

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Redeemable Preferred Stock
Balance at June 30, 2021	170,549	$2	$4,205	$25	$(317)	$3,915	$359
Share issuances related to stock- based compensation	683	—	—	—	—	—	—
Conversion of redeemable preferred stock	7,818	—	362	—	—	362	(359)
Stock-based compensation	—	—	32	—	—	32	—
Cash paid, in lieu of equity, for tax withholding obligations	—	—	(9)	—	—	(9)	—
Exercise of stock options	—	—	19	—	—	19	—
Employee stock purchase plan	—	—	6	—	—	6	—
Preferred dividend ($12.50 per share of redeemable preferred stock)	—	—	—	(6)	—	(6)	—
Net earnings	—	—	—	190	—	190	—
Other comprehensive income, net of tax	—	—	—	—	(28)	(28)	—
Balance at December 31, 2021	179,050	$2	$4,615	$209	$(345)	$4,481	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc.
Consolidated Statements of Cash Flows
(Unaudited; dollars in millions)

	Six Months Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$81	$190
Adjustments to reconcile net earnings to net cash from operations:
Depreciation and amortization	202	179
Non-cash foreign currency transaction loss, net	1	25
Non-cash restructuring charges	7	—
Amortization of debt issuance costs	4	4
Impairments charges and loss/gain on sale of assets, net	(1)	19
Gain on sale of subsidiary	—	(1)
Financing-related charges	—	4
Gain on derivative instrument	—	(2)
Stock-based compensation	29	32
Provision for deferred income taxes	13	1
Provision for bad debts and inventory	67	9
Change in operating assets and liabilities:
Decrease in trade receivables	148	131
Increase in inventories	(180)	(148)
(Decrease) increase in accounts payable	(68)	3
Other assets/accrued liabilities, net—current and non-current	(181)	(214)
Net cash provided by operating activities	122	232
CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property, equipment, and other productive assets	(317)	(277)
Proceeds from sale of marketable securities	61	4
Proceeds from sale of property and equipment	7	—
Settlement on sale of subsidiaries, net	—	(3)
Payment for acquisitions, net of cash acquired	(474)	(1,020)
Payment for investments	(1)	(3)
Net cash used in investing activities	(724)	(1,299)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing	625	1,100
Payments related to long-term obligations	(32)	(64)
Financing fees paid	(4)	(15)
Dividends paid	—	(4)
Cash paid, in lieu of equity, for tax-withholding obligations	—	(9)
Exercise of stock options	1	19
Other financing activities	7	6
Net cash provided by financing activities	597	1,033
Effect of foreign currency exchange on cash and cash equivalents	(2)	(13)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(7)	(47)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	449	896
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$442	$849
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$83	$50
Income taxes paid, net	$38	$27

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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2022 are not necessarily indicative of the results that may be expected for the year ending June 30, 2023. The consolidated balance sheet at June 30, 2022 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information on the Company's accounting policies and footnotes, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022 filed with the Securities and Exchange Commission (the “SEC”).
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

Reclassifications

Consequent to the reorganization noted above, certain prior-period amounts were reclassified to conform to the current period presentation.

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
Concentrations of Credit Risk and Major Customers
Concentration of credit risk, with respect to accounts receivable, is limited due to the large number of customers and their dispersion across different geographic areas. The customers are primarily concentrated in the pharmaceutical and consumer products industries. The Company does not normally require collateral or any other security to support credit sales. The Company performs ongoing credit evaluations of its customers’ financial conditions and maintains reserves for credit losses. Such losses historically have been within the Company’s expectations. As of December 31, 2022, the Company had one customer that represented approximately 24% of its aggregate net trade receivables and current contract asset values, primarily associated with the Company's gene therapy offerings, and another customer that represented approximately 11% of its aggregate net trade receivables and current contract asset values. After performing a risk assessment of these customers, the Company has determined that a reserve is not warranted as of December 31, 2022. Additionally, the Company had one customer that represented approximately 13% of net revenue and another customer that represented approximately 10% of net revenue during the three months ended December 31, 2022, primarily in the Biologics segment.
Depreciation
Depreciation expense was $69 million and $64 million for the three months ended December 31, 2022 and 2021, respectively. Depreciation expense was $135 million and $122 million for the six months ended December 31, 2022 and 2021, respectively. Depreciation expense includes amortization of assets related to finance leases. The Company charges repairs and maintenance costs to expense as incurred.
Amortization
Amortization expense related to other intangible assets was $34 million and $34 million for the three months ended December 31, 2022 and 2021, respectively. Amortization expense related to other intangible assets was $67 million and $57 million for the six months ended December 31, 2022 and 2021, respectively.
Research and Development Costs
The Company expenses research and development costs as incurred. Research and development costs amounted to $4 million and $6 million for the three months ended December 31, 2022 and 2021, respectively. Research and development costs amounted to $9 million and $12 million for the six months ended December 31, 2022 and 2021, respectively.
Marketable Securities

The Company classifies its marketable securities as available-for-sale, because it may sell certain of its marketable securities prior to the stated maturity for various reasons, including management of liquidity, credit risk, duration, relative return, and asset allocation. The Company determines the fair value of each marketable security in its portfolio at each period end and recognizes gains and losses in the portfolio in other comprehensive income. As of December 31, 2022, the amortized cost basis of marketable securities approximates fair value and all outstanding marketable securities mature within one year.
Recent Financial Accounting Standards
New Accounting Standards Not Adopted as of December 31, 2022

In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance to ease the potential burden in accounting for the discontinuation of a reference rate such as LIBOR, formerly known as the London Interbank Offered Rate, because of reference rate reform. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which delayed the effective date from December 31, 2022 to December 31, 2024. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

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
The following tables reflect net revenue for the three and six months ended December 31, 2022 and 2021, by type of activity and reportable segment (in millions):

Three Months Ended December 31, 2022	Biologics	Pharma and Consumer Health	Total
Manufacturing & commercial product supply	$75	$340	$415
Development services & clinical supply	505	230	735
Total	$580	$570	$1,150
Inter-segment revenue elimination			(1)
Combined net revenue			$1,149

Three Months Ended December 31, 2021	Biologics	Pharma and Consumer Health	Total
Manufacturing & commercial product supply	$169	$359	$528
Development services & clinical supply	472	218	690
Total	$641	$577	$1,218
Inter-segment revenue elimination			(1)
Combined net revenue			$1,217

Six Months Ended December 31, 2022	Biologics	Pharma and Consumer Health	Total
Manufacturing & commercial product supply	$169	$632	$801
Development services & clinical supply	934	437	1,371
Total	$1,103	$1,069	$2,172
Inter-segment revenue elimination			(1)
Combined net revenue			$2,171

Six Months Ended December 31, 2021	Biologics	Pharma and Consumer Health	Total
Manufacturing & commercial product supply	$303	$635	$938
Development services & clinical supply	886	419	1,305
Total	$1,189	$1,054	$2,243
Inter-segment revenue elimination			(1)
Combined net revenue			$2,242

The following table allocates revenue by the location where the goods were made or the service performed:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2022	2021	2022	2021
United States	$734	$793	$1,432	$1,423
Europe	356	370	630	722
Other	88	83	169	155
Elimination of revenue attributable to multiple locations	(29)	(29)	(60)	(58)
Total	$1,149	$1,217	$2,171	$2,242

Contract Liabilities
Contract liabilities relate to cash consideration that the Company receives in advance of satisfying the related performance obligations. The contract liabilities balances (current and non-current) as of December 31, 2022 and June 30, 2022 are as follows:

(Dollars in millions)
Balance at June 30, 2022	$194
Balance at December 31, 2022	$186
Revenue recognized in the period from amounts included in contracts liability at the beginning of the period:	$(113)

Contract liabilities that will be recognized within 12 months of December 31, 2022 are accounted for in Other accrued liabilities and those that will be recognized longer than 12 months after December 31, 2022 are accounted for within Other liabilities.

Contract Assets
Contract assets primarily relate to the Company's conditional right to receive consideration for services that have been performed for customers as of December 31, 2022 relating to the Company's development services but had not yet been invoiced as of December 31, 2022. Contract assets are transferred to trade receivables, net when the Company’s right to receive the consideration becomes unconditional. Contract assets totaled $513 million and $441 million as of December 31, 2022 and June 30, 2022, respectively. Contract assets expected to transfer to trade receivables within 12 months are accounted for within Prepaid expenses and other. Contract assets expected to transfer to trade receivables longer than 12 months are accounted for within Other long-term assets.
3.    BUSINESS COMBINATIONS
Metrics Contract Services Acquisition

In October 2022, the Company acquired 100% of Metrics Contract Services (“Metrics”) from Mayne Pharma Group Limited for $474 million in cash, subject to customary adjustments. Metrics, based in Greenville, North Carolina, is an oral solids development and manufacturing business specializing in the manufacture of drugs containing highly potent active pharmaceutical ingredients. The operations and facility acquired have become part of the Company’s Pharma and Consumer Health segment.

The Company accounted for the Metrics transaction using the acquisition method in accordance with ASC 805, Business Combinations. The Company funded this acquisition with a portion of the proceeds of an October 2022 drawdown from its senior secured revolving credit facility. The Company estimated fair values at the date of acquisition for the preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed. The Company has not completed its analysis regarding the assets acquired and liabilities assumed. Therefore, the allocation to property, plant, and equipment, intangible assets, goodwill, and income taxes are preliminary and subject to finalization. During the measurement period ending no later than one year after the acquisition date, the Company will continue to obtain information to assist in finalizing the fair values of the net assets acquired, which may differ materially from these preliminary estimates. If any measurement period adjustment is material, the Company will record such adjustment, including any related impact on net income, in the reporting period in which the adjustment is determined.

The preliminary purchase price allocation to assets acquired and liabilities assumed in the transaction, subject to finalization, is as follows:

(Dollars in millions)	Preliminary Purchase Price Allocation
Trade receivables, net	$15
Inventories	6
Property, plant, and equipment	192
Other intangibles, net	53
Other assets	2
Current liabilities	(9)
Goodwill	215
Total assets acquired and liabilities assumed	$474
The carrying value of trade receivables, inventory, and trade payables, as well as certain other current and non-current assets and liabilities generally represented the fair value at the date of acquisition.
Other intangibles, net consists of customer relationships of $53 million, which were valued using the multi-period, excess-earnings method, a method that values the intangible asset using the present value of the after-tax cash flows attributable to the intangible asset only. The significant assumptions used in developing the valuation included the estimated annual net cash flows (including application of an appropriate margin to forecasted revenue, selling and marketing costs, return on working capital, contributory asset charges, and other factors), the discount rate that appropriately reflects the risk inherent in each future cash flow stream, and an assessment of the asset’s life cycle, as well as other factors. The assumptions used in the financial forecasts were based on historical data, supplemented by current and anticipated growth rates, management plans, and market-comparable information. Fair-value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. Preliminary assumptions may change and may result in significant changes to the final valuation. The customer relationship intangible asset has a weighted average useful life of 12 years.

Property, plant, and equipment was valued using the cost approach, which is based on current replacement and/or reproduction cost of the asset as new, less depreciation attributable to physical, functional, and economic factors. The Company then determined the remaining useful life based on the anticipated life of the asset and Company policy for similar assets.

Goodwill has been allocated to the Pharma and Consumer Health segment as shown in Note 4, Goodwill. Goodwill is mainly comprised of the growth from an expected increase in capacity utilization and potential new customers. The goodwill resulting from the Metrics acquisition is not deductible for tax purposes.

Results of the business acquired were not material to the Company's consolidated statement of operations, financial position, or cash flows for the three and six months ended December 31, 2022.

Bettera Holdings, LLC Acquisition

In October 2021, the Company acquired 100% of the equity interest in Bettera Holdings, LLC (“Bettera Wellness”) for approximately $1 billion. Bettera Wellness is a manufacturer of nutraceuticals and nutritional supplements in gummy, soft chew, and lozenge delivery formats.

4.    GOODWILL
The following table summarizes the changes between June 30, 2022 and December 31, 2022 in the carrying amount of goodwill in total and by segment:

(Dollars in millions)	Biologics	Pharma and Consumer Health	Total
Balance at June 30, 2022 (1)	$1,535	$1,471	$3,006
Additions(2)	—	215	215
Reallocation	16	(16)	—
Foreign currency translation adjustments	1	(7)	(6)
Balance at December 31, 2022	$1,552	$1,663	$3,215

(1) As of result of the organizational realignments which were effective July 1, 2022, (described in Note 1, Basis of Presentation and Summary of Significant Accounting Policies), beginning balances have been reclassified to conform with the current period presentation.

(2) The addition to goodwill is a result of the Metrics acquisition. For further details, see Note 3, Business Combinations.
As part of the business reorganization discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, the goodwill from the previous Biologics, Softgel and Oral Technologies, Oral and Specialty Delivery, and Clinical Supply Services segments was reallocated between the current Biologics and Pharma and Consumer Health segments.
As a result of this realignment, the Company performed an interim quantitative goodwill impairment test for all of its reporting units as of July 1, 2022, which did not result in any goodwill impairment charges.

5.    LONG-TERM OBLIGATIONS AND SHORT-TERM BORROWINGS
Long-term obligations and short-term borrowings consisted of the following at December 31, 2022 and June 30, 2022:

(Dollars in millions)	Maturity	December 31, 2022	June 30, 2022
Senior secured credit facilities
Term loan facility B-3 (6.375% as of December 31)	February 2028	$1,426	$1,433
Revolving credit facility (1) (6.032% as of December 31)	November 2027	600	—
5.000% senior notes due 2027	July 2027	500	500
2.375% euro senior notes due 2028(2)	March 2028	879	874
3.125% senior notes due 2029	February 2029	550	550
3.500% senior notes due 2030	April 2030	650	650
Financing lease obligations	2022 to 2038	289	234
Other obligations	2022 to 2028	2	2
Unamortized discount and debt issuance costs		(43)	(41)
Total debt		$4,853	$4,202
Less: current portion of long-term obligations and other short-term borrowings (1)		632	31
Long-term obligations, less current portion		$4,221	$4,171
(1) During the six months ended December 31, 2022, the Company drew down $625 million on its revolving credit facility to fund the acquisition of Metrics and supplement operating cash flows, of which $25 million was repaid during three months ended December 31, 2022. The Company has elected to classify the borrowing on its revolving credit facility as current as it intends to repay a portion of the borrowing using cash flow from operations and/or refinance the borrowing through a senior notes offering within the next twelve months.
(2) The change in euro-denominated debt was due to fluctuations in foreign currency exchange rates.
Seventh Amendment to the Credit Agreement

In November 2022, Operating Company entered into Amendment No. 7 (the “Seventh Amendment”) to its Amended and Restated Credit Agreement, dated May 20, 2014 (as subsequently amended, the “Credit Agreement”). Pursuant to the Seventh Amendment, Operating Company (i) terminated its existing revolving credit commitments (and the related outstanding revolving borrowings), which is part of its senior secured credit facilities, and (ii) obtained $1.10 billion aggregate amount of new revolving credit commitments, borrowing thereunder an amount equal to the previously outstanding borrowings under the terminated commitments (as amended, the “Revolving Credit Facility”). The Revolving Credit Facility has an interest rate margin, at Operating Company’s option, based on a (1) prime rate, plus a margin ranging from 0.75% to 1.25% based on Operating Company’s consolidated leverage ratio or (2) Secured Overnight Financing Rate, plus 0.10%, plus a margin ranging from 1.75% to 2.25% based on Operating Company’s consolidated leverage ratio. The Revolving Credit Facility has a maturity date that is the earlier of (A) five years after November 22, 2027, and (B) the 91st day prior to the maturity of Operating Company’s $500 million 5.000% senior unsecured notes due 2027 (the “2027 Notes”) or any permitted refinancing thereof, if on such 91st day, any of the 2027 Notes remains outstanding. Otherwise, the Revolving Credit Facility under the Seventh Amendment has the same principal terms as the previously existing revolving credit commitments under the Credit Agreement.

The availability of capacity under the Revolving Credit Facility is reduced by the aggregate value of all outstanding letters of credit under the Credit Agreement. As of December 31, 2022, Operating Company had $496 million of unutilized capacity under the Revolving Credit Facility due to $4 million of outstanding letters of credit.

Measurement of the Estimated Fair Value of Debt

The estimated fair value of the Company’s senior secured credit facilities and other senior indebtedness is classified as a Level 2 determination (see Note 10, Fair Value Measurements, for a description of the method by which fair value classifications are determined) in the fair-value hierarchy and is calculated by using a discounted cash flow model with a market interest rate as a significant input. The carrying amounts and the estimated fair values of the Company’s principal categories of debt as of December 31, and June 30, 2022 are as follows:

		December 31, 2022		June 30, 2022
(Dollars in millions)	Fair Value Measurement	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
5.000% senior notes due 2027	Level 2	$500	$483	$500	$483
2.375% Euro senior notes due 2028	Level 2	879	755	874	744
3.125% senior notes due 2029	Level 2	550	469	550	476
3.500% senior notes due 2030	Level 2	650	551	650	561
Senior secured credit facilities & other	Level 2	2,317	2,111	1,669	1,575
Subtotal		$4,896	$4,369	$4,243	$3,839
Unamortized discount and debt issuance costs		(43)	—	(41)	—
Total debt		$4,853	$4,369	$4,202	$3,839

6.    EARNINGS PER SHARE
Effective as of the first quarter of fiscal 2023, the Company computes earnings per share of the Company’s common stock, par value $0.01 (the “Common Stock”) using the treasury stock method. Prior to fiscal 2023, the Company computed earnings per share of the Common Stock using the two-class method required due to the participating nature of the previously outstanding Series A Preferred Stock (as defined and discussed in Note 13, Equity and Accumulated Other Comprehensive Loss).
Diluted net earnings per share is computed using the weighted average number of shares of Common Stock outstanding plus the weighted average number of shares of Common Stock that would be issued assuming exercise or conversion of all potentially dilutive instruments. Dilutive securities having an anti-dilutive effect on diluted net earnings per share are excluded from the calculation. The dilutive effect of the securities that are issuable under the Company’s equity incentive plans are reflected in diluted earnings per share by application of the treasury stock method. Prior to fiscal 2023, the Company applied the if-converted method to compute the potentially dilutive effect of the previously outstanding Series A Preferred Stock. The reconciliations between basic and diluted earnings per share attributable to Catalent common shareholders for the three and six months ended December 31, 2022 and 2021, respectively, are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In millions except per share data)	2022	2021	2022	2021
Net earnings	$81	$97	$81	$190
Less: Net earnings attributable to preferred shareholders	—	(4)	—	(13)
Net earnings attributable to common shareholders	$81	$93	$81	$177

Weighted average shares outstanding - basic	181	175	180	173
Weighted average dilutive securities issuable - stock plans	—	2	1	2
Weighted average shares outstanding - diluted	181	177	181	175

Earnings per share:
Basic	$0.45	$0.53	$0.45	$1.02
Diluted	$0.44	$0.52	$0.45	$1.01

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

Shares with an antidilutive effect on the weighted average shares outstanding for the three and six months ended December 31, 2022 and 2021 were not material.
7.    OTHER (INCOME) EXPENSE, NET
The components of other expense, net for the three and six months ended December 31, 2022 and 2021 are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2022	2021	2022	2021
Debt financing costs (1)	$—	$—	$—	$4
Foreign currency (gains) losses (2)	(25)	15	(1)	24
Other (3)	2	(1)	3	(5)
Total other (income) expense, net	$(23)	$14	$2	$23

(1)    Debt financing costs for the six months ended December 31, 2021 includes $4 million of financing charges related to $450 million of U.S. dollar-denominated term loans borrowed in that period under the Company’s senior secured credit facilities.
(2)    Foreign currency remeasurement gains/losses include both cash and non-cash transactions.
(3)    Other, for the six months ended December 31, 2021, includes a gain of $2 million related to the fair value of the derivative liability associated with the formerly outstanding Series A Preferred Stock.
8.     RESTRUCTURING COSTS
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
During the three months ended December 31, 2022, the Company adopted plans to reduce costs, consolidate facilities, and optimize its infrastructure across the organization. In connection with these restructuring plans, the Company plans to reduce its headcount between 670 and 730 employees and incur cumulative employee-related charges between $14 million and $20 million, primarily associated with cash severance programs.
Restructuring costs for the three and six months ended December 31, 2022 and 2021 were recorded in Other Operating Expense in the Consolidated Statement of Operations.
The following table summarizes the charges recorded within restructuring costs:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2022	2021	2022	2021
Restructuring costs:
Employee-related reorganization	$12	$1	$14	$2
Facility exit and other costs	11	—	13	—
Total restructuring costs	$23	$1	$27	$2
The following table summarizes the charges recorded within restructuring costs by segment. These amounts are excluded from Segment EBITDA as described in Note 15, Segment Information.

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2022	2021	2022	2021
Restructuring costs:
Biologics	$18	$—	$18	$—
Pharma and Consumer Health	1	1	4	2
Corporate	4	—	5	—
Total restructuring costs	$23	$1	$27	$2
9.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Risk Management Objective of Using Derivatives
The Company is exposed to fluctuations in the currency exchange rates applicable to its investments in operations outside the U.S. While the Company does not actively hedge against changes in foreign currency, the Company has mitigated exposure from its investments in its European operations by denominating a portion of its debt in euros. At December 31, 2022, the Company had euro-denominated debt outstanding of $879 million (U.S. dollar equivalent), which is designated and qualifies as a hedge against its net investment in its European operations. For non-derivatives designated and qualifying as net investment hedges, the effective portion of translation gains or losses are reported in accumulated other comprehensive loss as part of the cumulative translation adjustment. The unhedged portions of the euro-denominated debt translation gains or losses are reported in the consolidated statements of operations. The following table summarizes net investment hedge activity during the three and six months ended December 31, 2022 and 2021.

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2022	2021	2022	2021
Unrealized foreign exchange gain (loss) within other comprehensive income	$(85)	$40	$(4)	$62
Unrealized foreign exchange gain (loss) within statement of operations	$—	$(8)	$—	$(11)
The net accumulated gain on the instrument designated as a hedge as of December 31, 2022 within other comprehensive loss was approximately $123 million. Amounts are reclassified out of accumulated other comprehensive loss into earnings when the entity to which the gains and losses relate is either sold or substantially liquidated.
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
The 2021 Rate Swap qualifies for and is designated as a cash-flow hedge. The Company evaluates hedge effectiveness at the inception of the hedge and on an ongoing basis. The cash flows associated with the 2021 Rate Swap is reported in cash provided by operating activities in the consolidated statements of cash flows. The unrealized gain recorded in stockholder's equity from marking the 2021 Rate Swap to market during the six months ended December 31, 2022 was $18 million.
A summary of the estimated fair value of the 2021 Rate Swap reported in the consolidated balance sheets is stated in the table below:

	December 31, 2022		June 30, 2022
(Dollars in millions)	Balance Sheet Classification	Estimated Fair Value	Balance Sheet Classification	Estimated Fair Value
Interest-rate swap	Other long-term assets	$54	Other long-term assets	$36

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
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification as of the end of each reporting period. The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis and the fair value measurement for such assets and liabilities at December 31, and June 30, 2022:

(Dollars in millions)	Basis of Fair Value Measurement
December 31, 2022	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$28	$28	$—	$—
Interest-rate swap	54	—	54	—
Trading securities	1	1	—	—

June 30, 2022
Assets:
Marketable securities	$89	$89	$—	$—
Interest-rate swap	36	—	36	—
Trading securities	2	2	—	—
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Long-lived assets, goodwill, and other intangible assets are subject to non-recurring fair value measurement for the evaluation of potential impairment. There was no non-recurring fair value measurement during the six months ended December 31, 2022.
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
ASC 740 provides guidance for the accounting of uncertain income tax positions recognized in the Company's tax filings. This guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that, based on technical merits, the position will be sustained upon examination, including resolution of any related appeal or litigation process. As of December 31, and June 30, 2022, the Company's reserve against uncertain income tax positions was $4 million and $5 million, respectively. The majority of the reduction is attributable to the expiration of the statute of limitations on certain of the reserves. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

The Company recorded a provision for income taxes for the three months ended December 31, 2022 of $33 million relative to earnings before income taxes of $114 million. The Company recorded a provision for income taxes for the three months ended December 31, 2021 of $18 million relative to earnings before income taxes of $115 million. The relatively higher income tax provision on lower earnings before income taxes is the result of decreased pretax income in tax jurisdictions with favorable tax rates, equity related compensation benefits in the prior-year quarter, and foreign tax credits claimed in the prior-year quarter resulting from amended returns. Generally, fluctuations in the effective tax rate are due to changes in the geographic distribution of the Company's pretax income resulting from its business mix, changes in the tax impact of permanent differences, restructuring, special items, certain equity related compensation, and other discrete tax items that may have unique tax implications depending on the nature of the item.
The Company recorded a provision for income taxes for the six months ended December 31, 2022 of $36 million relative to earnings before income taxes of $117 million. The Company recorded a provision for income taxes for the six months ended

December 31, 2021 of $28 million relative to earnings before income taxes of $218 million. The relatively higher income tax provision on lower earnings before income taxes is the result of decreased pretax income in tax jurisdictions with favorable tax rates and foreign tax credits claimed in the prior-year quarter resulting from amended returns. Generally, fluctuations in the effective tax rate are due to changes in the geographic distribution of the Company's pretax income resulting from its business mix, changes in the tax impact of permanent differences, restructuring, special items, certain equity related compensation, and other discrete tax items that may have unique tax implications depending on the nature of the item.
12.    EMPLOYEE RETIREMENT BENEFIT PLANS
Components of the Company’s net periodic benefit costs are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2022	2021	2022	2021
Components of net periodic benefit cost:
Selling, general, and administrative expenses:
Service cost	$1	$1	$2	$2
Other expense, net:
Interest cost	2	1	4	2
Expected return on plan assets	(2)	(3)	(4)	(5)
Amortization (1)	—	1	—	2
Net amount recognized	$1	$—	$2	$1
(1) Amount represents the amortization of unrecognized actuarial losses.
As previously disclosed, the Company notified the trustees of a multi-employer pension plan of its withdrawal from participation in such plan in fiscal 2012. The actuarial review process administered by the plan trustees ended in fiscal 2015. The liability reported reflects the present value of the Company’s expected future long-term obligations. The estimated discounted value of the projected contributions related to such plans was $38 million as of December 31, 2022 and June 30, 2022, and is included within pension liability on the consolidated balance sheets. The annual cash impact associated with the Company’s obligations in such plan is approximately $2 million.
13.    EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS
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
Accumulated Other Comprehensive Loss
The components of the changes in the cumulative translation adjustment, derivatives and hedges, minimum pension liability, and marketable securities for the three and six months ended December 31, 2022 and 2021 are presented below.

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2022	2021	2022	2021
Foreign currency translation adjustments:
Net investment hedge	$(85)	$40	$(4)	$62
Long-term intercompany loans	31	(4)	(10)	(7)
Translation adjustments	155	(45)	(5)	(73)
Total foreign currency translation adjustment, pretax	101	(9)	(19)	(18)
Tax (benefit) expense	(17)	9	(2)	14
Total foreign currency translation adjustment, net of tax	$118	$(18)	$(17)	$(32)

Net change in derivatives and hedges:
Net gain recognized during the period	$—	$4	$18	$5
Total derivatives and hedges, pretax	—	4	18	5
Tax expense	—	1	4	1
Net change in derivatives and hedges, net of tax	$—	$3	$14	$4

Net change in minimum pension liability:
Net gain recognized during the period	$—	$—	$—	$1
Total pension liability, pretax	—	—	—	1
Tax benefit	—	—	—	—
Net change in minimum pension liability, net of tax	$—	$—	$—	$1

Net change in marketable securities:
Net gain (loss) recognized during the period	$1	$(1)	$1	$(1)
Amounts reclassified from accumulated other comprehensive loss	1	—	2	—
Net change in marketable securities, pretax	2	(1)	3	(1)
Tax expense	1	$—	1	$—
Net change in marketable securities, net of tax	$1	$(1)	$2	$(1)

For the three months ended December 31, 2022 and 2021, the changes in accumulated other comprehensive loss, net of tax by component are as follows:

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Liability Adjustments	Derivatives and Hedges	Marketable Securities	Other	Total
Balance at September 30, 2022	$(513)	$(38)	$41	$(3)	$(1)	$(514)
Other comprehensive income before reclassifications	118	—	—	—	—	118
Amounts reclassified from accumulated other comprehensive loss	—	—	—	1	—	1
Net current period other comprehensive income	118	—	—	1	—	119
Balance at December 31, 2022	$(395)	$(38)	$41	$(2)	$(1)	$(395)

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Liability Adjustments	Derivatives and Hedges	Marketable Securities	Other	Total
Balance at September 30, 2021	$(282)	$(46)	$1	$(1)	$(1)	$(329)
Other comprehensive (loss) income before reclassifications	(18)	—	3	(1)	—	(16)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	—	—
Net current period other comprehensive (loss) income	(18)	—	3	(1)	—	(16)
Balance at December 31, 2021	$(300)	$(46)	$4	$(2)	$(1)	$(345)
For the six months ended December 31, 2022 and 2021, the changes in accumulated other comprehensive loss, net of tax by component are as follows:

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Liability Adjustments	Derivatives and Hedges	Marketable Securities	Other	Total
Balance at June 30, 2022	$(378)	$(38)	$27	$(4)	$(1)	$(394)
Other comprehensive (loss) income before reclassifications	(17)	—	14	—	—	(3)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	2	—	2
Net current period other comprehensive (loss) income	(17)	—	14	2	—	(1)
Balance at December 31, 2022	$(395)	$(38)	$41	$(2)	$(1)	$(395)

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Liability Adjustments	Derivatives and Hedges	Marketable Securities	Other	Total
Balance at June 30, 2021	$(268)	$(47)	$—	$(1)	$(1)	$(317)
Other comprehensive (loss) income before reclassifications	(32)	—	4	(1)	—	(29)
Amounts reclassified from accumulated other comprehensive loss	—	1	—	—	—	1
Net current period other comprehensive (loss) income	(32)	1	4	(1)	—	(28)
Balance at December 31, 2021	$(300)	$(46)	$4	$(2)	$(1)	$(345)
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
The following tables include Segment EBITDA for each of the Company's current reportable segments during the three and six months ended December 31, 2022 and 2021:

(Dollars in millions)	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Segment EBITDA reconciled to net earnings:
Biologics	$181	$199	$294	$366
Pharma and Consumer Health	135	147	243	246
Sub-Total	$316	$346	$537	$612
Reconciling items to net earnings
Unallocated costs (1)	(52)	(101)	(139)	(157)
Depreciation and amortization	(103)	(98)	(202)	(179)
Interest expense, net	(47)	(32)	(79)	(58)
Income tax expense	(33)	(18)	(36)	(28)
Net earnings	$81	$97	$81	$190
(1) Unallocated costs include restructuring and special items, stock-based compensation, gain on sale of subsidiary, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(Dollars in millions)	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Impairment charges and gain/loss on sale of assets(a)	$(1)	$(16)	$1	$(19)
Stock-based compensation	(10)	(11)	(29)	(32)
Restructuring and other special items(b)	(33)	(23)	(42)	(31)
Gain on sale of subsidiary(c)	—	—	—	1
Other income (expense), net(d)	23	(14)	(2)	(23)
Unallocated corporate costs, net	(31)	(37)	(67)	(53)
Total unallocated costs	$(52)	$(101)	$(139)	$(157)
(a) Impairment charges and gain/loss on sale of assets during the three and six months ended December 31, 2021 include fixed asset impairment charges associated with a product in the Pharma and Consumer Health segment.

(b)    Restructuring and other special items during the three months ended December 31, 2022 include (i) restructuring charges associated with our plans to reduce costs, consolidate facilities, and optimize our infrastructure across the organization and (ii) transaction and integration costs associated with our Metrics acquisition. Restructuring and other special items for the six months ended December 31, 2022 also includes warehouse exit costs for a product the Company no longer manufactures in its Pharma and Consumer Health segment. For further details on restructuring charges, see Note 8, Restructuring Costs.
Restructuring and other special items during the three months ended December 31, 2021 include (a) transaction and integration costs primarily associated with the Bettera Wellness acquisition and (b) restructuring costs associated with the closure of the previously owned Bolton facility. Restructuring and other special items during the six months ended December 31, 2021 include (c) transaction and integration costs associated with the Delphi Genetics SA, Hepatic Cell Therapy Support SA, RheinCell Therapeutics GmbH, and Bettera Wellness acquisitions.
(c)    Gain on sale of subsidiary for the six months ended December 31, 2021 was due to the sale of the Company's facility in Woodstock, Illinois and the associated business.
(d)    Other income (expense), net during the three and six months ended December 31, 2022 and 2021 primarily includes foreign currency remeasurement losses/gains.

The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the consolidated financial statements.

(Dollars in millions)	December 31, 2022	June 30, 2022
Assets:
Biologics	$5,902	$5,770
Pharma and Consumer Health	4,992	4,355
Corporate and eliminations	253	382
Total assets	$11,147	$10,507

16. SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplemental balance sheet information at December 31, 2022 and June 30, 2022 is detailed in the following tables.
Inventories
Work-in-process and inventories include raw materials, labor, and overhead. Total inventories consist of the following:

(Dollars in millions)	December 31, 2022	June 30, 2022
Raw materials and supplies	$803	$651
Work-in-process	144	109
Total inventories, gross	947	760
Inventory cost adjustment (1)	(129)	(58)
Total inventories	$818	$702
(1) Increase in inventory cost adjustment is primarily associated with the settlement of certain take-or-pay arrangements.
Prepaid expenses and other
Prepaid expenses and other consist of the following:

(Dollars in millions)	December 31, 2022	June 30, 2022
Prepaid expenses	$67	$61
Short-term contract assets	497	398
Spare parts supplies	23	22
Prepaid income tax	31	26
Non-U.S. value-added tax	37	48
Other current assets	59	70
Total prepaid expenses and other	$714	$625
Other accrued liabilities
Other accrued liabilities consist of the following:

(Dollars in millions)	December 31, 2022	June 30, 2022
Contract liabilities	$175	$185
Accrued employee-related expenses	143	198
Accrued expenses	123	140
Operating lease liabilities	12	14
Restructuring accrual	7	1
Accrued interest	33	32
Accrued income tax	34	50
Total other accrued liabilities	$527	$620

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

At the commencement of the first quarter of fiscal 2023, in connection with our change in Chief Executive Officer and Chief Operating Decision Maker, we adopted a new operating structure with two operating and reportable segments: (i) Biologics, and (ii) Pharma and Consumer Health. Our Biologics segment provides the same services as the segment we reported in fiscal 2022, with some organizational adjustments and the addition of analytical development and testing services for large molecules that we previously disclosed as part of our prior Oral and Specialty Delivery segment. The Biologics segment as reorganized provides development and manufacturing for biologic proteins; cell, gene, and other nucleic acid therapies; plasmid DNA; induced pluripotent stem cells (iPSCs); and vaccines. It also provides formulation, development, and manufacturing for parenteral dose forms, including vials, prefilled syringes, and cartridges; and, as noted above, analytical development and testing services for large molecules. Our Pharma and Consumer Health segment, except as noted above, comprises the offerings of three of our prior reportable segments—Softgel and Oral Technologies, Oral and Specialty Delivery and Clinical Supply Services—and comprises the Company’s market-leading capabilities for complex oral solids, softgel formulations, Zydis® fast-dissolve technologies, and gummy, soft chew, and lozenge dosage forms; formulation, development, and manufacturing platforms for oral, nasal, inhaled, and topical dose forms; and clinical trial development and supply services. Prior-period segment results were reclassified to conform to the current period presentation.

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

Restructuring Program

The pharmaceutical contract manufacturing industry is labor intensive. In addition, we incur significant fixed costs for facilities and other infrastructure required to obtain, manufacture, transport and test our products. Therefore, relatively small changes in demand can have a significant impact on short-term profitability.

In the second quarter of fiscal 2023, we engaged in a restructuring effort, which is designed to reduce our cost structure, consolidate facilities, and optimize our infrastructure across the organization. As the detailed plans of action were executed, it has resulted in charges to earnings. A material portion of the total estimated pre-tax charges expected to be incurred in fiscal 2023 are expected to result in cash expenditures. The actual charges incurred in connection with the course of action in 2023 could be materially different from these estimates.

In connection with these restructuring plans, we plan to reduce our headcount between 670 and 730 employees and incur cumulative employee-related charges between $14 and $20 million, primarily associated with cash severance programs. As a result of our restructuring plans, our goal is to deliver an annualized run-rate savings of $75 to $85 million as we exit fiscal 2023.

During the six months ended December 31, 2022, the cumulative charges recorded in connection with the adopted restructuring plans were $27 million of cumulative pre-tax employee separation costs and other restructuring related costs.

For further details regarding restructuring costs, see Note 8, Restructuring Costs, to the consolidated financial statements.
Three Months Ended December 31, 2022 Compared to the Three Months Ended December 31, 2021
The below tables summarize several financial metrics we use to measure performance for the three months ended December 31, 2022 and 2021. Refer to the discussions below regarding performance and use of key financial metrics.

Gross margin (actuals in millions) and gross margin percentage at constant currency
FY23
$387
33.5%
FY22
$405
33.3%
$0
$75
$150
$225
$300
$375
$450

Results for the three months ended December 31, 2022 compared to the three months ended December 31, 2021 were as follows:

	Three Months Ended December 31,		FX Impact	Constant Currency Increase (Decrease)
(Dollars in millions)	2022	2021		Change $	Change %
Net revenue	$1,149	$1,217	$(42)	$(26)	(2)%
Cost of sales	762	812	(30)	(20)	(2)%
Gross margin	387	405	(12)	(6)	(2)%
Selling, general, and administrative expenses	226	228	(3)	1	1%
Other operating expense, net	23	16	(2)	9	44%
Operating earnings	138	161	(7)	(16)	(10)%
Interest expense, net	47	32	(1)	16	49%
Other (income) expense, net	(23)	14	(1)	(36)	(256)%
Earnings before income taxes	114	115	(5)	4	4%
Income tax expense	33	18	(2)	17	102%
Net earnings	$81	$97	$(3)	$(13)	(13)%
Change % calculations are based on amounts prior to rounding
Net Revenue

2022 vs. 2021
Year-Over-Year Change	Three Months Ended December 31,
Net Revenue
Organic	(4)%
Impact of acquisitions	2%
Constant-currency change	(2)%
Foreign currency translation impact on reporting	(4)%
Total % change	(6)%

Net revenue decreased $26 million, or 2%, excluding the impact of foreign exchange, compared to the three months ended December 31, 2021. Net revenue decreased 4% organically primarily due to a significant decline in demand for COVID-19 related programs and a decline in revenue from the manufacture of prescription products, partially offset by amounts due under certain take-or-pay arrangements in our Biologics segment, strong growth in non-COVID programs, particularly, our gene therapy offerings, as well as growth in our clinical development services.

Net revenue increased 2% inorganically as a result of acquisitions. We acquired a cell therapy commercial manufacturing facility and operations near Princeton, New Jersey in April 2022 and Metrics Contract Services (“Metrics”) in October 2022.
Gross Margin

Gross margin decreased $6 million, or 2%, compared to the three months ended December 31, 2021, excluding the impact of foreign exchange, primarily due to an unfavorable shift in product mix, and inflationary pressures. On a constant-currency basis, gross margin, as a percentage of revenue, increased 20 basis points to 33.5% in the three months ended December 31, 2022, compared to 33.3% in the prior-year period, primarily due to amounts due under certain take-or-pay arrangements, partially offset by an unfavorable shift in product mix and inflationary pressures.
Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased $1 million, or 1%, compared to the three months ended December 31, 2021, excluding the impact of foreign exchange. The year-over-year increase in selling, general, and administrative expenses was primarily due to $7 million in net incremental expenses from acquired companies and a $4 million increase in our provision for bad debt, partially offset by a $10 million decline in acquisition, transaction, and integration costs.
Other Operating Expense, net
Other operating expense for the three months ended December 31, 2022 increased by $9 million, or 44%, compared to the three months ended December 31, 2021, when excluding the impact of foreign exchange. The year-over-year increase in other operating expense, net was primarily due to a $22 million increase in restructuring charges primarily associated with our plan to reduce costs, consolidate facilities and optimize infrastructure across the organization, partially offset by a $15 million decrease in asset impairment charges.
Interest Expense, net
Interest expense, net of $47 million for the three months ended December 31, 2022 increased $16 million, or 49%, compared to the three months ended December 31, 2021, excluding the impact of foreign exchange. The increase was primarily attributable to incremental interest expense on our most recent tranche of term loans and our borrowing on our revolving credit facility.
For additional information concerning our debt and financing arrangements, including the changing mix of debt and equity in our capital structure, see “Liquidity and Capital Resources” below and Note 5, Long-Term Obligations and Short-Term Borrowings to our Consolidated Financial Statements.
Other Income (Expense), net
Other income, net of $23 million for the three months ended December 31, 2022 was primarily driven by $25 million of foreign currency gains.

Other expense, net of $14 million for the three months ended December 31, 2021 was primarily driven by $15 million of foreign currency losses.
Income Tax Expense

Our provision for income taxes for the three months ended December 31, 2022 was $33 million relative to earnings before taxes of $114 million. Our provision for income taxes for the three months ended December 31, 2021 was $18 million relative to earnings before income taxes of $115 million. The relatively higher income tax provision on lower earnings before income taxes is the result of decreased pretax income in tax jurisdictions with favorable tax rates, equity related compensation benefits in the prior-year quarter, and foreign tax credits claimed in the prior-year quarter resulting from amended returns. Generally, fluctuations in the effective tax rate are due to changes in the geographic distribution of the Company's pretax income resulting from our business mix, changes in the tax impact of permanent differences, restructuring, special items, certain equity related compensation, and other discrete tax items that may have unique tax implications depending on the nature of the item.
Segment Review
The following charts depict the percentages of net revenue from each of our two reportable segments for the three months ended December 31, 2022 compared to the three months ended December 31, 2021. Refer below for discussions regarding each segment’s net revenue and EBITDA performance and to “Non-GAAP Metrics” for a discussion of our use of Segment EBITDA, a measure that is not defined under U.S. GAAP.
Our results on a segment basis for the three months ended December 31, 2022 compared to the three months ended December 31, 2021 were as follows:

	Three Months Ended December 31,		FX Impact	Constant Currency Increase (Decrease)
(Dollars in millions)	2022	2021		Change $	Change %
Biologics
Net revenue	$580	$641	$(15)	$(46)	(7)%
Segment EBITDA	181	199	(5)	(13)	(7)%
Pharma Consumer Health
Net revenue	570	577	(27)	20	3%
Segment EBITDA	135	147	(8)	(4)	(3)%
Inter-segment revenue elimination	(1)	(1)	—	—	30%
Unallocated Costs (1)	(52)	(101)	5	44	(44)%
Combined totals
Net revenue	$1,149	$1,217	$(42)	$(26)	(2)%

EBITDA from operations	$264	$245	$(8)	$27	11%
Change % calculations are based on amounts prior to rounding
(1)    Unallocated costs include restructuring and special items, stock-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended December 31,
(Dollars in millions)	2022	2021
Impairment charges and gain/loss on sale of assets(a)	$(1)	$(16)
Stock-based compensation	(10)	(11)
Restructuring and other special items (b)	(33)	(23)
Other income (expense), net (c)	23	(14)
Unallocated corporate costs, net	(31)	(37)
Total unallocated costs	$(52)	$(101)
(a)    Impairment charges and gain/loss on sale of assets during the three months ended December 31, 2021 were primarily due to fixed asset impairment charges associated with dedicated equipment for a product that we no longer manufacture in our Pharma and Consumer Health segment.

(b)    Restructuring and other special items during the three months ended December 31, 2022 include (i) restructuring charges associated with our plans to reduce costs, consolidate facilities, and optimize infrastructure across the organization and (ii) transaction and integration costs associated with our Metrics acquisition. Restructuring and other special items during the three months ended December 31, 2021 include (a) transaction and integration costs primarily associated with the acquisition of Bettera Holdings, LLC (“Bettera Wellness”) in October 2021, and (b) restructuring costs associated with the closure of our former facility in Bolton, U.K.
(c)    Refer to Note 7, Other (Income) Expense, Net for details recorded within other expense, net in our Consolidated Financial Statements.
Provided below is a reconciliation of net earnings to EBITDA from operations:

	Three Months Ended December 31,
(Dollars in millions)	2022	2021
Net earnings	$81	$97
Depreciation and amortization	103	98
Interest expense, net	47	32
Income tax expense	33	18
EBITDA from operations	$264	$245

Biologics segment

	2022 vs. 2021
Year-Over-Year Change	Three Months Ended December 31,
	Net Revenue	Segment EBITDA
Organic	(7)%	(5)%
Impact of acquisitions	—%	(2)%
Constant-currency change	(7)%	(7)%
Foreign exchange translation impact on reporting	(3)%	(2)%
Total % change	(10)%	(9)%

Biologics net revenue decreased by $46 million, or 7%, excluding the impact of foreign exchange, compared to the three months ended December 31, 2021. The decrease was primarily driven by a significant decline in demand for COVID-19 related programs, partially offset by amounts due under certain take-or-pay agreements and strong growth in non-COVID programs, particularly, our gene therapy offerings.
Biologics Segment EBITDA decreased by $13 million, or 7%, excluding the impact of foreign exchange, compared to the three months ended December 31, 2021. The decrease was primarily driven by a significant decline in demand for COVID-19 related programs, which was partially offset by (i) strong growth in non-COVID programs, particularly for our gene therapy offerings, and (ii) amounts due under certain take-or-pay agreements.
We completed the acquisition of our Princeton facility and operations in April 2022. For the three months ended December 31, 2022, this acquisition had an immaterial impact on our net revenue and Segment EBITDA.

Pharma and Consumer Health segment

	2022 vs. 2021
Year-Over-Year Change	Three Months Ended December 31,
	Net Revenue	Segment EBITDA
Organic	—%	(7)%
Impact of acquisitions	3%	4%
Constant-currency change	3%	(3)%
Foreign currency translation impact on reporting	(4)%	(5)%
Total % change	(1)%	(8)%

Pharma and Consumer Health net revenue increased by $20 million, or 3%, excluding the impact of foreign exchange, compared to the three months ended December 31, 2021. Organic revenue was consistent with the prior-year period. Growth in our clinical development services was offset by a decline in revenue from the manufacture of prescription products.
Pharma and Consumer Health Segment EBITDA decreased $4 million, or 3%, excluding the impact of foreign exchange, compared to the three months ended December 31, 2021. The organic portion of the decrease was driven by inflationary pressures and a decline in prescription products revenue, partially offset by growth in our clinical development services.
We acquired Metrics in October 2022, which increased net revenue and Segment EBITDA on an inorganic basis by 3% and 4%, respectively, in the three months ended December 31, 2022, compared to the corresponding prior-year period.
Six Months Ended December 31, 2022 Compared to the Six Months Ended December 31, 2021
The below tables summarize several financial metrics we use to measure performance for the six months ended December 31, 2022 and six months ended December 31, 2021. Refer to the discussions below regarding performance and use of key financial metrics.

Revenue and revenue at constant currency (in millions)
Actual
Constant Currency
FY23
$2,171
$2,261
FY22
$2,242
$0
$600
$1,200
$1,800
$2,400

Gross margin (actuals in millions) and gross margin percentage at constant currency
FY23
$645
29.6%
FY22
$729
32.5%
$0
$200
$400
$600
$800
$1,000

Results for the six months ended December 31, 2022 compared to the six months ended December 31, 2021 were as follows:

	Six Months Ended December 31,		FX Impact	Constant Currency Increase (Decrease)
(Dollars in millions)	2022	2021		Change $	Change %
Net revenue	$2,171	$2,242	$(90)	$19	1%
Cost of sales	1,526	1,513	(65)	78	5%
Gross margin	645	729	(25)	(59)	(8)%
Selling, general, and administrative expenses	422	411	(10)	21	5%
Gain on sale of subsidiary	—	(1)	—	1	*
Other operating expense	25	20	(1)	6	25%
Operating earnings	198	299	(14)	(87)	(29)%
Interest expense, net	79	58	(1)	22	39%
Other expense, net	2	23	(9)	(12)	(53)%
Earnings before income taxes	117	218	(4)	(97)	(45)%
Income tax expense	36	28	(3)	11	42%
Net earnings	$81	$190	$(1)	$(108)	(57)%
* Not meaningful
Change % calculations are based on amounts prior to rounding
Net Revenue

2022 vs. 2021
Year-Over-Year Change	Six Months Ended December 31,
Net Revenue
Organic	(2)%
Impact of acquisitions	3%
Constant-currency change	1%
Foreign currency translation impact on reporting	(4)%
Total % change	(3)%
Net revenue increased by $19 million, or 1%, excluding the impact of foreign exchange, compared to the six months ended December 31, 2021. Net revenue decreased 2% organically on a constant-currency basis, primarily related to a significant decline in demand for COVID-19 related programs and a decline in revenue from the manufacture of prescription products, partially offset by amounts due under certain take-or-pay arrangements in our Biologics segment, a strong growth in non-COVID programs, particularly, our gene therapy offerings, as well as growth in our clinical development services.
Net revenue increased 3% inorganically as a result of acquisitions. We acquired RheinCell Therapeutics GmbH (“RheinCell”) in August 2021, Bettera Wellness in October 2021, our Princeton facility and operations in April 2022 and Metrics in October 2022.
Gross Margin
Gross margin decreased by $59 million, or 8%, compared to the six months ended December 31, 2021, excluding the impact of foreign exchange, primarily due to an unfavorable shift in product mix, lower levels of utilization across the network, the impact from remediation-related activities at our Brussels facility, and inflationary pressures. On a constant-currency basis, gross margin, as a percentage of revenue, decreased 290 basis points to 29.6% in the six months ended December 31, 2022, compared to the corresponding prior-year period, primarily due to the factors described in the immediately preceding sentence.
Selling, General, and Administrative Expense

Selling, general, and administrative expense increased by $21 million, or 5%, compared to the six months ended December 31, 2021, excluding the impact of foreign exchange. The year-over-year increase in selling, general, and administrative expense was primarily due to $20 million in net incremental expenses from acquired companies and a $16 million increase for employee-related costs, partially offset by a $10 million decline in acquisition, transaction and integration costs and $11 million decrease of bad debt expense.

Other Operating Expense
Other operating expense of $25 million for the six months ended December 31, 2022 increased by $6 million, or 25%, compared to the six months ended December 31, 2021, excluding the impact of foreign exchange. The year-over-year increase was primarily due to a $25 million increase in restructuring charges, partially offset by $15 million decrease in fixed asset impairment charges and a $4 million gain from sale of our former facility in Bolton, U.K.
Interest Expense, net
Interest expense, net of $79 million for the six months ended December 31, 2022 increased by $22 million, or 39%, compared to the six months ended December 31, 2021, excluding the impact of foreign exchange. The increase was primarily attributable to incremental interest expense on our most recent tranche of term loans, our U.S. dollar-denominated 3.500% senior notes due 2030, and our borrowings on our revolving credit facility.
Other (Income) Expense, net
Other expense, net of $2 million for the six months ended December 31, 2022 includes miscellaneous non-operating expenses.
Other expense, net for the six months ended December 31, 2021 of $23 million was primarily driven by $24 million of foreign currency losses, $4 million of financing charges related to our outstanding term loans, partially offset by a $2 million gain related to the change in fair value of the derivative liability arising from the dividend-adjustment mechanism of our formerly outstanding series A preferred stock.
Income Tax Expense
Our provision for income taxes for the six months ended December 31, 2022 was $36 million relative to earnings before income taxes of $117 million. Our provision for income taxes for the six months ended December 31, 2021 was $28 million relative to earnings before income taxes of $218 million. The relatively higher income tax provision on lower earnings before income taxes is the result of decreased pretax income in tax jurisdictions with favorable tax rates and foreign tax credits claimed in the prior-year quarter resulting from amended returns. Generally, fluctuations in the effective tax rate are due to changes in the geographic distribution of our pretax income resulting from our business mix, changes in the tax impact of permanent differences, restructuring, special items, certain equity related compensation, and other discrete tax items that may have unique tax implications depending on the nature of the item.
Segment Review
The following charts depict the percentage of net revenue for each of our two reportable segments for the six months ended December 31, 2022 compared to the six months ended December 31, 2021. Refer below for discussions regarding each segment's net revenue and EBITDA performance and to “Non-GAAP Metrics” for discussions of our use of Segment EBITDA and EBITDA from operations, measures that are not defined under U.S. GAAP.

Our results on a segment basis for the six months ended December 31, 2022 compared to the six months ended December 31, 2021 were as follows:

	Six Months Ended December 31,		FX Impact	Constant Currency Increase (Decrease)
(Dollars in millions)	2022	2021		Change $	Change %
Biologics
Net revenue	$1,103	$1,189	$(29)	$(57)	(5)%
Segment EBITDA	294	366	(4)	(68)	(19)%
Pharma Consumer Health
Net revenue	1,069	1,054	(61)	76	7%
Segment EBITDA	243	246	(18)	15	6%
Inter-segment revenue elimination	(1)	(1)	—	—	*
Unallocated Costs (1)	(139)	(157)	10	8	(5)%
Combined totals
Net revenue	$2,171	$2,242	$(90)	$19	1%

EBITDA from operations	$398	$455	$(12)	$(45)	(10)%
Change % calculations are based on amounts prior to rounding
*Percentage not meaningful
(1) Unallocated costs include restructuring and special items, stock-based compensation, gain on sale of subsidiary, impairment charges, certain other corporate-directed costs, and other costs that are not allocated to the segments as follows:

	Six Months Ended December 31,
(Dollars in millions)	2022	2021
Impairment charges and gain/loss on sale of assets (a)	$1	$(19)
Stock-based compensation	(29)	(32)
Restructuring and other special items (b)	(42)	(31)
Gain on sale of subsidiary (c)	—	1
Other expense, net (d)	(2)	(23)
Non-allocated corporate costs, net	(67)	(53)
Total unallocated costs	$(139)	$(157)
(a) Impairment charges and gain/loss on sale of assets during the six months ended December 31, 2021 include fixed asset impairment charges associated with a product we no longer manufacture in our Pharma and Consumer Health Segment.
(b) Restructuring and other special items during the six months ended December 31, 2022 include (i) restructuring charges associated with our plans to reduce costs, consolidate facilities, and optimize our infrastructure across the organization, (ii) transaction and integration costs associated with the Metrics acquisition and (iii) warehouse exit costs for a product we no longer manufacture in our Pharma and Consumer Health segment.
Restructuring and other special items during the six months ended December 31, 2021 include (i) transaction and integration costs associated with the acquisitions of Delphi Genetics SA, Hepatic Cell Therapy Support SA, RheinCell, and Bettera Wellness and (ii) restructuring costs associated with the closure of our former facility in Bolton U.K.
(c) For the six months ended December 31, 2021, gain on sale of subsidiary was due to the divestiture of our former facility in Woodstock, Illinois and the associated business.
(d)    Refer to Note 7, Other (Income) Expense, Net for details of financing charges and foreign currency translation adjustments recorded within other expense, net in our Consolidated Financial Statements.

Provided below is a reconciliation of net earnings to EBITDA from operations:

	Six Months Ended December 31,
(Dollars in millions)	2022	2021
Net earnings	$81	$190
Depreciation and amortization	202	179
Interest expense, net	79	58
Income tax expense	36	28
EBITDA from operations	$398	$455
Biologics segment

	2022 vs. 2021
Year-Over-Year Change	Six Months Ended December 31,
	Net Revenue	Segment EBITDA
Organic	(5)%	(17)%
Impact of acquisitions	—%	(2)%
Constant-currency change	(5)%	(19)%
Foreign exchange translation impact on reporting	(2)%	(1)%
Total % change	(7)%	(20)%

Net revenue in our Biologics segment decreased by $57 million, or 5%, excluding the impact of foreign exchange, compared to the six months ended December 31, 2021. The decrease was primarily driven by a significant decline in demand for COVID-19 related programs, partially offset by strong growth in non-COVID programs, particularly, our gene therapy offerings.
Biologics Segment EBITDA decreased by $68 million, or 19%, excluding the impact of foreign exchange, compared to the six months ended December 31, 2021. Segment EBITDA decreased 17%, compared to the six months ended December 31, 2021, excluding the impact of acquisitions. The decrease was primarily driven by a significant decline in demand for COVID-19 related programs, lower levels of utilization across the Biologics network, as well as an unfavorable impact from remediation-related activities at our Brussels facility, which were partially offset by strong growth in non-COVID programs, particularly, for our gene therapy offerings.
We completed the acquisitions of RheinCell in August 2021 and our Princeton facility and operations in April 2022. For the six months ended December 31, 2022, these acquisitions decreased Segment EBITDA on an inorganic basis by 2% compared to the corresponding prior-year period and had an immaterial impact on our net revenue.
Pharma and Consumer Health segment

	2022 vs. 2021
Year-Over-Year Change	Six Months Ended December 31,
	Net Revenue	Segment EBITDA
Organic	—%	(1)%
Impact of acquisitions	7%	7%
Constant-currency change	7%	6%
Foreign exchange translation impact on reporting	(6)%	(7)%
Total % change	1%	(1)%

Pharma and Consumer Health net revenue increased $76 million, or 7%, excluding the impact of foreign exchange, compared to the six months ended December 31, 2021. Net revenue was flat compared to the six months ended December 31, 2021, excluding the impact of acquisitions. Growth in our clinical development services was offset by a decline in revenue from the manufacture of prescription products.

Pharma and Consumer Health Segment EBITDA increased $15 million, or 6%, excluding the impact of foreign exchange, compared to the six months ended December 31, 2021. Segment EBITDA decreased 1%, compared to the six months ended December 31, 2021, excluding the impact of acquisitions. The decrease in organic Segment EBITDA was primarily driven by inflationary pressures and a decline in revenue from the manufacture of prescription products, which were partially offset by growth in our clinical development services.
We completed the Bettera Wellness acquisition in October 2021 and the Metrics acquisition in October 2022, which together increased net revenue and Segment EBITDA on an inorganic basis by 7% during the six months ended December 31, 2022, compared to the corresponding prior-year period.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of liquidity have been cash flows generated from operations and occasional capital market activities. The principal uses of cash are to fund operating and capital expenditures, business or asset acquisitions, interest payments on our debt, and any mandatory or discretionary principal payment on our debt. As of December 31, 2022, Catalent Pharma Solutions, Inc., our principal operating subsidiary (“Operating Company”), following the November 2022 execution of Amendment No. 7 to the amended and restated credit agreement, dated as of May 20, 2014, governing our senior secured credit facilities (as amended, the “Credit Agreement”), which increased the capacity of our revolving credit facility to $1.10 billion and extended its maturity to November 2027, had available $496 million in borrowing capacity under our revolving credit facility, due to $600 million in short-term borrowings outstanding and $4 million in letters of credit outstanding as of December 31, 2022. We have elected to classify the borrowing on our revolving credit facility as current as we intend to repay a portion of the borrowing using cash flow from operations and/or refinance the borrowing through a senior notes offering within the next twelve months.
We believe that our cash on hand, cash from operations, and available borrowings under our revolving credit facility will be adequate to meet our liquidity needs for at least the next 12 months, as well as the amounts expected to become due with respect to our pending capital projects.
Cash Flows
The following table summarizes our consolidated statements of cash flows:

	Six Months Ended December 31,
(Dollars in millions)	2022	2021	$ Change
Net cash provided by (used in):
Operating activities	$122	$232	$(110)
Investing activities	$(724)	$(1,299)	$575
Financing activities	$597	$1,033	$(436)
Operating Activities
For the six months ended December 31, 2022, cash provided by operations was $122 million compared to $232 million in cash provided by operating activities for the six months ended December 31, 2021. The year-over-year change was primarily due to a decrease in operating earnings, an unfavorable impact from the growth in inventory, an unfavorable timing impact on the disbursements of accounts payable, an increase in interest payments and an increase in severance payments related to our newly adopted restructuring plans, partially offset by a favorable impact from the collection of trade receivables.
Investing Activities
For the six months ended December 31, 2022, cash used in investing activities was $724 million, compared to $1.30 billion for the six months ended December 31, 2021. The decrease in cash used in investing activities was primarily driven by the decrease in payment for acquisitions and an increase in proceeds from the sale of marketable securities.
Financing Activities
For the six months ended December 31, 2022, cash provided by financing activities was $597 million, compared to cash provided by financing activities of $1.03 billion for the six months ended December 31, 2021. The decrease in cash provided by financing activities was primarily driven by a $475 million decline in proceeds from borrowings.

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
The Credit Agreement also contains change-of-control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of December 31, 2022, we were in compliance with all material covenants under the Credit Agreement.
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
The Senior Notes
The several indentures governing each series of our outstanding senior notes (collectively, the “Indentures”) contain certain covenants that, among other things, limit our ability to incur or guarantee more debt or issue certain preferred shares; pay dividends on, repurchase, or make distributions in respect of their capital stock or make other restricted payments; make certain investments; sell certain assets; create liens; consolidate, merge, sell; or otherwise dispose of all or substantially all of their assets; enter into certain transactions with their affiliates, and designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions, limitations, and qualifications as set forth in the Indentures. The Indentures also contain customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of Operating Company or certain of its subsidiaries. Upon an event of default, either the holders of at least 30% in principal amount of each of the then-outstanding series of Senior Notes, or the applicable Trustee under the Indentures, may declare the applicable senior notes immediately due and payable; or in certain circumstances, the applicable senior notes will become automatically immediately due and payable. As of December 31, 2022, Operating Company was in compliance with all material covenants under the Indentures.
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
Geographic Allocation of Cash
As of December 31, 2022 and June 30, 2022, our non-U.S. subsidiaries held cash and cash equivalents of $301 million and $377 million, respectively, out of the total consolidated cash and cash equivalents of $442 million and $449 million, respectively. These balances are dispersed across many locations around the world.

Interest Rate Risk Management
A portion of the debt used to finance our operations is exposed to interest-rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed- and floating-rate assets and liabilities. In February 2021, we entered into an interest-rate swap agreement with Bank of America N.A. that acts as a hedge against the economic effect of a portion of the variable-interest obligation associated with our U.S. dollar-denominated term loans under our senior secured credit facilities, so that the interest payable on that portion of the debt becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on future interest expense. The applicable rate for the U.S. dollar-denominated term loan under the Credit Agreement was LIBOR (subject to a floor of 0.50%) plus 2.00% as of December 31, 2022; however, as a result of this interest-rate swap agreement, the variable portion of the applicable rate on $500 million of the term loan was effectively fixed at 0.9985% as of February 2021.
Currency Risk Management
We are exposed to fluctuations in the euro-U.S. dollar exchange rate on our investments in our operations in Europe. While we do not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in euros. At December 31, 2022, we had $879 million of euro-denominated debt outstanding that qualifies as a hedge of a net investment in European operations. Refer to Note 9, Derivative Instruments and Hedging Activities, to our Consolidated Financial Statements for further discussion of net investment hedge activity in the period.
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

Off-Balance Sheet Arrangements
Other than short-term operating leases and outstanding letters of credit as discussed above, we do not have any material off-balance sheet arrangement as of December 31, 2022.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our quantitative and qualitative disclosures about market risks, see the section titled Quantitative and Qualitative Disclosures About Market Risks in our Fiscal 2022 10-K. As of December 31, 2022, there has been no material change in this information.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any control or procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Purchase of Equity Securities

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION
Not applicable.

ITEM 6.    EXHIBITS
Exhibits:

10.1	Amendment No. 7 to Amended and Restated Credit Agreement, dated as of November 22, 2022, by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, JP Morgan Chase Bank, N.A., as the administrative agent, collateral agent, swing line lender, and letter of credit issuer, and the lenders and other parties thereto, which amends that certain Amended and Restated Credit Agreement, dated as of May 20, 2014 (as amended), by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, JP Morgan Chase Bank, N.A., as the successor administrative agent, collateral agent, swing line lender, and letter of credit issuer, and the lenders and other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2022).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	The following financial information from Catalent, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022 formatted in inline XBRL: (i) Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2022 and 2021; (ii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended December 31, 2022 and 2021 (iii) Consolidated Balance Sheets as of December 31, 2022 and June 30, 2022; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the Three and Six Months Ended December 31, 2022 and 2021; (v) Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2022 and 2021; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	The cover page of this Quarterly Report on Form 10-Q, formatted as Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	Furnished herewith
†	Represents a management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALENT, INC. (Registrant)

Date:	February 7, 2023	By:	/s/ KAREN SANTIAGO
Karen Santiago
Vice President and Chief Accounting Officer