Form 10-K/A
period 2022-06-30
Catalent, Inc.
filed 2023-06-12
CIK 1596783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K/A
(Amendment No.1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

EXPLANATORY NOTE

Catalent, Inc. (“Catalent,” the “Company,” “we,” “us,” and “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment") to our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, which was filed with the Securities and Exchange Commission (the “SEC”) on August 29, 2022 (the “Original Form 10-K”) to make certain changes, as described below.

In preparing the consolidated financial statements as of and for the three and nine months ended March 31, 2023, we identified an error related to the accounting treatment of a modification to a customer arrangement accounted for under ASC 606, Revenue from Contracts with Customers in our consolidated financial statements issued with respect to the fiscal year ended June 30, 2022. We evaluated the materiality of the error and concluded that it does not result in a material misstatement of our previously issued consolidated financial statements.

However, due to the discovery of this error, we re-evaluated the effectiveness of our internal control over financial reporting (“ICFR”) as of June 30, 2022 and identified a material weakness in our ICFR related to the accounting modifications of customer agreements at our Bloomington, Indiana facility as of that date. For a more detailed description of this material weakness, refer to Part II, Item 9A,“Controls and Procedures.” This Amendment therefore restates our assessment of our ICFR and our disclosure controls and procedures to indicate that they were not effective as of June 30, 2022 because of this material weakness. Our independent registered public accounting firm, Ernst & Young LLP, has also restated its opinion on our ICFR as of June 30, 2022.

In conjunction with filing this Amendment, we determined to revise our consolidated financial statements for the fiscal year ended June 30, 2022 (as revised, the “Consolidated Financial Statements”) to reflect the impact of the error in the periods impacted. In addition, effective July 1, 2022, we changed our operating structure from four operating and reporting segments to two segments: (i) Biologics, and (ii) Pharma and Consumer Health. The revised consolidated financial statements for the years ended June 30, 2022, 2021 and 2020 contained in this Amendment have been recast retrospectively to reflect the new reporting structure. For additional information and a detailed discussion of the revision and recast, refer to Part II, Item 8, Notes to Consolidated Financial Statements, Note 1, Revisions of Previously Issued Financial Statements and Note 19, Segment and Geographic Information.

“Special Note Regarding Forward-Looking Statements” and Item 1A, “Risk Factors,” of Part I of the Original Form 10-K, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” Item 8, “Financial Statements and Supplementary Data,” and Item 9A, “Controls and Procedures,” of Part II of the Original Form 10-K are hereby deleted in their entireties and replaced with “Special Note Regarding Forward-Looking Statements,” Item 1A, Item 7, Item 8, and Item 9A included herein, Item 15, “Exhibits and Financial Statement Schedules,” of Part IV of the Original Form 10-K also has been amended to include a new consent of Ernst & Young LLP and, as required by Rule 12b-15 under the Securities Act of 1934, as amended, to provide new currently dated certifications by our Chief Executive Officer and interim Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The new consent is attached to this Amendment as Exhibit 23.1 and the new certifications are attached to this Amendment as Exhibits 31.1, 31.2, 32.1, and 32.2.

The only changes to the Original Form 10-K are those related to the matters described above. Except as described above, this Amendment does not amend, update, or change any other item or disclosure in the Original Form 10-K and does not purport to reflect any information or event subsequent to the filing thereof. As such, this Amendment speaks only as of the date the Original Form 10-K was filed, and the Company has not undertaken herein to amend, update, or change any information contained in the Original Form 10-K to give effect to any subsequent event, other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and any subsequent filing with the SEC.

CATALENT, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K/A
For the Fiscal Year Ended June 30, 2022

PART I
Special Note Regarding Forward-Looking Statements
In addition to historical information, this Amendment of the Company contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, included in this Annual Report are forward-looking statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “future,” “forward,” “sustain” or the negative version of these words or other comparable words.
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
Risks Relating to Ownership of Our Common Stock
•We have identified a material weakness in our internal control over financial reporting. Failure to remediate the material weakness or any other material weaknesses that we identify in the future could result in material misstatements in our financial statements or cause us to fail to meet our periodic reporting obligations.
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

Risks Relating to Ownership of Our Common Stock

We have identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective as of June 30, 2022. Failure to remediate the material weakness or any other material weaknesses that we identify in the future could result in material misstatements in our financial statements and in our consolidated financial statements, and could cause us to fail to meet our periodic reporting obligations.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to report on, and our independent registered public accounting firm is required to attest to, the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to determine the adequacy of our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation if a deficiency is identified. Annually, we perform activities that include reviewing, documenting, and testing our internal control over financial reporting. If we fail to maintain the adequacy of our internal control over financial reporting, we will not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to achieve and maintain an effective internal control environment could result in materially misstated consolidated financial statements and a failure to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could result in significant expenses to remediate any internal control deficiency and lead to a decline in our stock price.

In preparing the consolidated financial statements as of and for the three and nine months ended March 31, 2023, we identified an error related to the recognition of net revenue from our Bloomington, Indiana facility in our consolidated financial statements previously issued with respect to the fiscal year ended June 30, 2022. We evaluated the materiality of the error and concluded that it does not result in a material misstatement of our previously issued consolidated financial statements.

Due to the discovery of this error, we reevaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting and identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. For further discussion of the material weakness, see Part II, Item 9A, “Controls and Procedures.” In conjunction with filing this Amendment, we determined to revise our consolidated financial statements for the fiscal year ended June 30, 2022 to reflect the impact of the error in the periods impacted. For additional information and a detailed discussion of the revision, refer to Note 1, Revisions of Previously Issued Financial Statements, and Note 2, Basis of Presentation and Summary of Significant Accounting Policies, which are part of the Notes to Consolidated Financial Statements section of Part II, Item 8, “Financial Statements and Supplementary Data.”

Management is actively engaged in the planning for, and implementation of, remediation efforts to address our material weakness, which was caused by our failure to maintain effective controls to the accounting modifications of customer agreements at our Bloomington, Indiana facility as of that date. However, we may not be successful in promptly remediating the material weaknesses identified by management or be able to identify and remediate additional control deficiencies, including material weaknesses, in the future. Our management may also be unable to conclude in future periods that our disclosure controls and procedures are effective due to the effects of various factors, which may, in part, include unremediated material weaknesses in internal control over financial reporting. If not remediated, any failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and our consolidated financial statements, and could cause us to fail to meet our reporting and financial obligations, each of which could have a material adverse effect on our stockholders’ confidence in our financial reporting, which could harm our business, our financial condition, and the trading price of our common stock.

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

The Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below gives effect to the revision of our previously issued consolidated financial statements for the fiscal year ended June 30 2022 to reflect the impact of an error in the periods impacted. In addition, effective July 1, 2022, in connection with the appointment of a new President and Chief Executive Officer, the Company changed its operating structure and reorganized its executive leadership team accordingly. This new organizational structure includes a shift from the four operating and reportable segments the Company disclosed during fiscal 2022 to two segments: (i) Biologics and (ii) Pharma and Consumer Health. The discussion below also gives effect to the recast of our revised consolidated financial statements as of June 30, 2022 and 2021 and for the years ended June 30, 2022, 2021, and 2020 included in this Annual Report to reflect the new reporting structure. For additional information and a detailed discussion of the revision and recast, refer to Note 1, Revisions of Previously Issued Financial Statements, and Note 2, Basis of Presentation and Summary of Significant Accounting Policies, included in the Notes to Financial Statements section of Part II, Item 8, “Financial Statements and Supplementary Data.”
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

In fiscal 2022, we operated in four segments, which also constitute the four reporting segments further described in "Business—Our Reporting Segments" contained elsewhere in this Annual Report: Biologics, Softgel and Oral Technologies, Oral and Specialty Delivery, and Clinical Supply Services. Immediately following the end of fiscal 2022, we adopted a new operating structure with two operating segments: (1) Biologics and (2) Pharma and Consumer Health (discussed further in Note 21, Subsequent Events to our Consolidated Financial Statements). The discussion below also gives effect to the recast of our revised consolidated financial statements as of June 30, 2022 and 2021 and for the years ended June 30, 2022, 2021, and 2020 included in this Annual Report to reflect the new reporting structure.
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

Impact of COVID-19 on Our Business and Results of Operations
Throughout the pandemic, we have observed occasional customer delays and cancellations, increases in absenteeism of production employees in our facilities in certain affected regions, disruptions in certain clinical trials supported by our Pharma and Consumer Health segment, and delays in inspections and product approvals by the FDA and regulatory authorities globally.
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
Critical Accounting Policies and Recent Accounting Pronouncements
The following disclosure supplements the descriptions of our accounting policies contained in Note 2 to our Consolidated Financial Statements regarding significant areas of judgment. Management made certain estimates and assumptions during the preparation of the Consolidated Financial Statements in accordance with U.S. GAAP. These estimates and assumptions affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities in the Consolidated Financial Statements. These estimates also affect the reported amount of net earnings during the reporting periods. Actual results could differ from those estimates. Because of the size of the financial statement elements to which they relate, some of our accounting policies and estimates have a more significant impact on the Consolidated Financial Statements than others.

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

If we determine that the carrying value of identifiable intangibles and/or long-lived assets may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure recoverability of assets by comparing the respective carrying value of the assets to the current and expected future cash flows, on an un-discounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, we measure an impairment based on the amount in which the net carrying amount of the assets exceeds the fair values of the assets. See Notes 4, Business Combinations and Divestitures and 6, Other Intangibles, net to the Consolidated Financial Statements.
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
See Notes 5, Goodwill and 6, Other Intangibles, net to the Consolidated Financial Statements.
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

Fiscal Year Ended June 30, 2022 compared to the Fiscal Year Ended June 30, 2021
Results for the fiscal year ended June 30, 2022 compared to the fiscal year ended June 30, 2021 were as follows:

(Dollars in millions)	Fiscal Year Ended June 30,		FX Impact	Constant Currency Increase (Decrease)
	2022	2021		Change $	Change % *
Net revenue	$4,802	$3,998	$(84)	$888	22%
Cost of sales	3,188	2,646	(49)	591	22%
Gross margin	1,614	1,352	(35)	297	22%
Selling, general, and administrative expenses	844	687	(6)	163	24%
Gain on sale of subsidiary	(1)	(182)	—	181	(99)%
Other operating expense	41	19	(1)	23	110%
Operating earnings	730	828	(28)	(70)	(8)%
Interest expense, net	123	110	(1)	14	12%
Other expense, net	28	3	(7)	32	1,227%
Earnings before income taxes	579	715	(20)	(116)	(16)%
Income tax expense	80	130	(5)	(45)	(35)%
Net earnings	$499	$585	$(15)	$(71)	(12)%
* Change % calculations are based on amounts prior to rounding.
Net Revenue

2022 vs. 2021
Year-Over-Year Change	Fiscal Year Ended June 30,
Net Revenue
Organic	20%
Impact of acquisitions	4%
Impact of divestitures	(2)%
Constant currency change	22%
Foreign currency translation impact on reporting	(2)%
Total % change	20%

Net revenue increased by $888 million, or 22%, excluding the impact of foreign exchange, compared to the fiscal year ended June 30, 2021. Net revenue increased 20% organically on a constant-currency basis, primarily related to (i) broad-based strength across our Biologics offerings, in particular demand for our drug product and drug substance offerings for COVID-19 related programs, (ii) increased demand for our customers' prescription products, and (iii) a continued rebound in our consumer health products, particularly in cough, cold, and over-the-counter pain relief products.
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
Gross Margin
Gross margin increased by $297 million, or 22%, in fiscal 2022 compared to fiscal 2021, excluding the impact of foreign exchange, primarily as a result of the strong margin profile for all Biologics segment offerings, including demand across our drug product and drug substance offerings for COVID-19 related programs. Additional factors for such growth included increased demand for prescription products, a continued rebound in demand for consumer health products in our Pharma and Consumer Health segment, and a favorable impact from prior-year recall charges in our Pharma and Consumer Health segment. Margin growth was offset in part by a $47 million increase in depreciation expense, a one-time non-cash $7 million fair value inventory adjustment associated with our Bettera Wellness acquisition and an unfavorable impact from remediation activities at our Brussels facility.
On a constant-currency basis, gross margin, as a percentage of net revenue, decreased 20 basis points to 33.6% in the fiscal year ended June 30, 2022, compared to 33.8% in the prior year.
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
For additional information concerning our debt and financing arrangements, including the changing mix of debt and equity in our capital structure, see “—Liquidity and Capital Resources—Debt and Financing Arrangements” and Note 8, Long-Term Obligations and Short-Term Borrowings to the Consolidated Financial Statements.
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
Provision for Income Taxes

Our provision for income taxes for the fiscal year ended June 30, 2022 was $80 million relative to earnings before income taxes of $579 million. Our provision for income taxes for the fiscal year ended June 30, 2021 was $130 million relative to earnings before income taxes of $715 million. The decreased income tax provision for the current-year period over the prior-year period was largely the result of a decrease in pretax income, a $69 million income tax benefit for U.S. foreign tax credits resulting from an amendment to prior-year returns, and the tax benefit associated with the establishment of a net deferred tax asset expected to arise as a result of recently enacted tax reform in Switzerland and related transition rules (collectively, “Swiss Tax Reform”). This decrease was partially offset by certain deemed income inclusion in the U.S., a $26 million income tax charge for establishing a valuation allowance against the net deferred tax assets of certain Belgian operations, and a $62 million valuation allowance against the aforementioned tax benefit related to Swiss Tax Reform. The provision for income taxes in each of fiscal 2022 and 2021 was also affected by the geographic distribution of our pretax income, the tax impact of permanent differences, restructuring, special items, and other discrete tax items that may have unique tax implications depending on the nature of the item.
Segment Review
The below charts depict the percentage of net revenue from each of our two reportable segments for the previous two years. Refer below for discussions regarding the segments’ net revenue and EBITDA performance and to “—Non-GAAP Metrics” for a discussion of our use of Segment EBITDA, a measure that is not defined under U.S. GAAP.
Our results on a segment basis for the fiscal year ended June 30, 2022 compared to the fiscal year ended June 30, 2021 were as follows:

(Dollars in millions)	Fiscal Year Ended June 30,		FX Impact	Constant Currency Increase (Decrease)
	2022	2021		Change $	Change % (1)
Biologics
Net revenue	$2,534	$1,938	$(35)	$631	33%
Segment EBITDA	777	615	(14)	176	28%
Pharma and Consumer Health
Net revenue	2,271	2,063	(50)	258	12%
Segment EBITDA	589	498	(17)	108	22%
Inter-segment revenue elimination	(3)	(3)	1	(1)	*
Unallocated Costs(2)	(286)	1	5	(292)	*
Combined totals
Net revenue	$4,802	$3,998	$(84)	$888	22%
EBITDA from operations	$1,080	$1,114	$(26)	$(8)	—%
(1)    Change % calculations are based on amounts prior to rounding.
*    Not meaningful
(2)    Unallocated costs include restructuring and special items, stock-based compensation, gain (loss) on sale of subsidiary, impairment charges, certain other corporate-directed costs, and other costs that are not allocated to the segments as follows:

	Fiscal Year Ended June 30,
(Dollars in millions)	2022	2021
Impairment charges and gain/loss on sale of assets(a)	$(31)	$(9)
Stock-based compensation	(54)	(51)
Restructuring and other special items (b)	(55)	(31)
Gain on sale of subsidiary (c)	1	182
Other expense, net	(28)	(3)
Non-allocated corporate costs, net	(119)	(87)
Total unallocated costs	$(286)	$1
(a)    For the fiscal year ended June 30, 2022, impairment charges are primarily due to fixed asset impairment charges associated with dedicated equipment for a product that we no longer manufacture in our respiratory and specialty platform in our Pharma and Consumer Health segment and obsolete equipment in our Biologics segment.
(b)    Restructuring and other special items for the fiscal year ended June 30, 2022 include (i) transaction and integration costs primarily associated with the Princeton acquisition, and the Bettera Wellness, Delphi, Hepatic Cell Therapy Support SA (“Hepatic”), Acorda and RheinCell transactions and (ii) unrealized losses on venture capital investments. Restructuring and other special items during the fiscal year ended June 30, 2021 include (1) transaction costs for the sale of our Blow-Fill-Seal Business, (2) transaction and integration costs associated with the acquisition of our facility in Anagni, Italy, the Acorda, Masthercell Global Inc. (“MaSTherCell”), Delphi, Hepatic, and Skeletal transactions and the acquisition of Société d’infrastructures, de services et d’énergies SA, and (3) restructuring costs associated with the closure of our Pharma and Consumer Health facility in Bolton, U.K. Refer to Note 4, Business Combinations and Divestitures for further details on the transactions listed above.
(c)    For the fiscal years ended June 30, 2022 and 2021, gain on sale of subsidiary is due to the divestiture of our Blow-Fill-Seal Business, which was formerly part of our Pharma and Consumer Health segment. Refer to Note 4, Business Combinations and Divestitures for further details on the sale of the Blow-Fill-Seal Business.
(d)    Refer to Note 16, Other Expense, net for details of financing charges and foreign currency adjustments recorded within Other Expense, net in our Consolidated Financial Statements.
Provided below is a reconciliation of net earnings to EBITDA from operations:

	Fiscal Year Ended June 30,
(Dollars in millions)	2022	2021
Net earnings	$499	$585
Depreciation and amortization	378	289
Interest expense, net	123	110
Income tax expense	80	130
EBITDA from operations	$1,080	$1,114
Biologics segment

	2022 vs. 2021
Year-Over-Year Change	Fiscal Year Ended June 30,
	Net Revenue	Segment EBITDA
Organic	33%	29%
Impact of acquisitions	—%	(1)%
Constant currency change	33%	28%
Foreign exchange translation impact on reporting	(2)%	(2)%
Total % change	31%	26%
Net revenue in our Biologics segment increased by $631 million, or 33%, excluding the impact of foreign exchange, compared to the fiscal year ended June 30, 2021. The increase was driven across all segment offerings by strong end-market demand for our global drug product, drug substance, and cell and gene therapy offerings, primarily related to demand for COVID-19-related programs.
Biologics Segment EBITDA increased by $176 million, or 28%, excluding the impacts of foreign exchange and acquisitions, compared to the fiscal year ended June 30, 2021, Excluding the impact of acquisitions, Segment EBITDA increased 29%, compared to the fiscal year end June 30, 2021. The increase was driven across all segment offerings by strong end-market demand for our drug product, drug substance, and cell and gene therapy offerings, primarily related to demand for COVID-19-related programs, and partially offset by an unfavorable impact from remediation activities at our Brussels facility.

We completed the acquisition of RheinCell in August 2021. In April 2022, we completed the acquisition of Princeton. For the fiscal year ended June 30, 2022, these acquisitions had an immaterial impact on our net revenue and decreased Segment EBITDA on an inorganic basis by 1% compared to the corresponding prior-year period.
Pharma and Consumer Health Segment

	2022 vs. 2021
Year-Over-Year Change	Fiscal Year Ended June 30,
	Net Revenue	Segment EBITDA
Organic	7%	21%
Impact of acquisitions	8%	5%
Impact of divestitures	(3)%	(4)%
Constant currency change	12%	22%
Foreign exchange translation impact on reporting	(2)%	(4)%
Total % change	10%	18%
Net revenue in our Pharma and Consumer Health segment increased by $258 million, or 12%, excluding the impact of foreign exchange, compared to the fiscal year ended June 30, 2021. Net revenue increased 7% organically, compared to the fiscal year ended June 30, 2021. The increase in organic revenue primarily relates to strong end-market demand for prescription products, a continued rebound in consumer health products, particularly in cough, cold, and over-the-counter pain relief products, growth in development services, demand for the segment’s orally disintegrating Zydis commercial products and demand for early-phase development programs.

Pharma and Consumer Health Segment EBITDA increased by $108 million, or 22%, excluding the impact of foreign exchange, compared to the fiscal year ended June 30, 2021. Segment EBITDA increased 21% organically, compared to the fiscal year ended June 30, 2021. The increase in organic Segment EBITDA, similar to that of net revenue, was primarily driven by an increase in demand for prescription products, a continued rebound in consumer health products, particularly in cough, cold, and over-the-counter pain relief products, and the margin generated from strong development revenue growth. Year over year growth was also driven by demand for the segment’s orally disintegrating Zydis commercial products, and a favorable impact from prior-year recall charges in our respiratory and specialty platform.
We completed the Acorda transaction in February 2021 and we completed the Bettera Wellness acquisition in October 2021, which collectively increased net revenue and Segment EBITDA on an inorganic basis by 8% and 5%, respectively, during the fiscal year ended June 30, 2022, compared to the corresponding prior-year period. For the fiscal year ended June 30, 2022, we recorded a one-time non-cash inventory fair value adjustment for $7 million resulting from our Bettera Wellness purchase accounting, which unfavorably impacted Segment EBITDA.
We completed the Blow-Fill-Seal Business divestiture in March 2021. For the fiscal year ended June 30, 2022, this divestiture decreased our net revenue and Segment EBITDA on an inorganic basis by 3% and 4%, respectively, compared to the corresponding prior-year period.
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

Net revenue increased by $815 million, or 26%, excluding the impact of foreign exchange, compared to the fiscal year ended June 30, 2020. Net revenue increased 3% as a result of acquisitions, which was partially offset by a 2% decrease in net revenue due to the sale of Catalent USA Woodstock, Inc. (the “Blow-Fill-Seal Business”) in March 2021. Among other acquisitions, we acquired Skeletal in November 2020, and Delphi and Acorda in February 2021. In addition, we divested a facility in Australia in October 2019. Organic net revenue increased 25% on a constant-currency basis, and was primarily driven by robust demand across all our Biologics offerings, in particular demand for our drug product and drug substance offerings for COVID-19-related programs, offset in part by the loss of volume from the voluntary recall of a previously launched product in the respiratory specialty platform in our Pharma and Consumer Health segment and demand decreases attributable to the COVID-19 pandemic that impacted Pharma and Consumer Health net revenue.
Gross Margin
Gross margin increased by $336 million, or 34%, in fiscal 2021 compared to fiscal 2020, excluding the impact of foreign exchange, primarily as a result of the strong margin profile for all Biologics segment offerings, including demand across our drug product and drug substance offerings for COVID-19 related programs. Growth was offset in part by the loss in volume from the voluntary recall of a previously launched product in the respiratory specialty platform in our Pharma and Consumer Health segment and decreased demand for our prescription and consumer health products in our Pharma and Consumer Health segment. On a constant-currency basis, gross margin, as a percentage of net revenue, increased 200 basis points to 34% in the fiscal year ended June 30, 2021, compared to 32% in the prior year, primarily due to the higher margin profile associated with our Biologics segment.
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
Other Operating Expense
Other operating expense for the fiscal years ended June 30, 2021 and 2020 was $19 million and $11 million, respectively. The year-over-year increase was attributable to an increase in impairment charges and an increase in restructuring costs primarily associated with our plan to reduce costs and optimize our infrastructure in Europe by closing our Pharma and Consumer Health facility in Bolton, U.K.
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
For additional information concerning our debt and financing arrangements, including the changing mix of debt and equity in our capital structure, see “—Liquidity and Capital Resources—Debt and Financing Arrangements” and Note 8, Long-Term Obligations and Short-Term Borrowings to the Consolidated Financial Statements.
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
Segment Review
The below charts depict the percentage of net revenue from each of our two reportable segments for the previous two years. Refer below for discussions regarding the segments’ net revenue and EBITDA performance and to “—Non-GAAP Metrics” for a discussion of our use of Segment EBITDA, a measure that is not defined under U.S. GAAP.

Our results on a segment basis for the fiscal year ended June 30, 2021 compared to the fiscal year ended June 30, 2020 were as follows:

(Dollars in millions)	Fiscal Year Ended June 30,		FX Impact	Constant Currency Increase (Decrease)
	2021	2020		Change $	Change %
Biologics
Net revenue	$1,938	$1,032	$31	$875	85%
Segment EBITDA	615	239	12	364	152%
Pharma and Consumer Health
Net revenue	2,063	2,063	58	(58)	(3)%
Segment EBITDA	498	547	19	(68)	(13)%
Inter-segment revenue elimination	(3)	(1)	—	(2)	*
Unallocated Costs(2)	1	(146)	(8)	155	107%
Combined totals
Net revenue	$3,998	$3,094	$89	$815	26%
EBITDA from operations	$1,114	$640	$23	$451	70%
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

(a)    Restructuring and other special items during the fiscal year ended June 30, 2021 include (i) transaction costs for the sale of our Blow-Fill-Seal Business, (ii) transaction and integration costs associated with the acquisition of our facility in Anagni, Italy and the Acorda, Masthercell Global Inc. (“MaSTherCell”), Delphi, Hepatic, Skeletal and SISE transactions, and (iii) restructuring costs associated with the closure of our Pharma and Consumer Health facility in Bolton, U.K. Restructuring and other special items during the fiscal year ended June 30, 2020 include transaction and integration costs associated with the Anagni facility, our cell and gene therapy acquisitions, the divestiture of a facility in Australia, and other restructuring initiatives across our network of sites. Refer to Note 4, Business Combinations and Divestitures for further details on the transactions listed above.

(b)    For the fiscal year ended June 30, 2021, gain on sale of subsidiary is due to the divestiture of our Blow-Fill-Seal Business, which was part of our Pharma and Consumer Health segment. Loss on sale of subsidiary for the fiscal year ended June 30, 2020 is due to the divestiture of the Australian facility that was part of the Pharma and Consumer Health segment. Refer to Note 4, Business Combinations and Divestitures for further details on the transactions listed above.
(c)    Refer to Note 16, Other Expense, net for details of financing charges and foreign currency translation adjustments recorded within Other Expense, net in our Consolidated Financial Statements.
Provided below is a reconciliation of net earnings to EBITDA from operations:

	Fiscal Year Ended June 30,
(Dollars in millions)	2021	2020
Net earnings	$585	$221
Depreciation and amortization	289	254
Interest expense, net	110	126
Income tax expense	130	39
EBITDA from operations	$1,114	$640
Biologics segment

	2021 vs. 2020
Year-Over-Year Change	Fiscal Year Ended June 30,
	Net Revenue	Segment EBITDA
Organic	76%	144%
Impact of acquisitions	9%	8%
Constant currency change	85%	152%
Foreign exchange translation impact on reporting	3%	5%
Total % change	88%	157%
Net revenue in our Biologics segment increased by $875 million, or 85%, compared to the fiscal year ended June 30, 2020, excluding the impact of foreign exchange. The increase was driven across all segment offerings by robust end-market demand for our global drug product, drug substance, and cell and gene therapy offerings, primarily related to demand for COVID-19-related programs.
Biologics Segment EBITDA increased by $364 million, or 152%, compared to the fiscal year ended June 30, 2020, excluding the impact of foreign exchange. The increase was driven across all segment offerings by robust end-market demand for our global drug product, drug substance, and cell and gene therapy offerings, primarily related to demand for COVID-19-related programs.

Several acquisitions contributed to the Biologics inorganic growth in fiscal 2021. Our Anagni, Italy facility, part of which operates within our Biologics segment, and our MaSTherCell acquisition together increased net revenue and Segment EBITDA on an inorganic basis by 9% and 8%, respectively, in the fiscal year ended June 30, 2021, compared to the prior year.
Pharma and Consumer Health Segment

	2021 vs. 2020
Year-Over-Year Change	Fiscal Year Ended June 30,
	Net Revenue	Segment EBITDA
Organic	2%	(10)%
Impact of acquisitions	2%	1%
Impact of divestitures	(7)%	(4)%
Constant currency change	(3)%	(13)%
Foreign exchange translation impact on reporting	3%	4%
Total % change	—%	(9)%
Net revenue in our Pharma and Consumer Health segment decreased by $58 million, or 3%, compared to the fiscal year ended June 30, 2020, excluding the impact of foreign exchange. Net revenue increased 2% organically compared to the fiscal year ended June 30, 2020. The increase was driven by strong demand in our manufacturing and packaging and storage and distribution offerings in North America, development revenue growth and increased demand for the segment’s orally delivered Zydis commercial products and early-phase development programs. The increase was partially offset by the loss of volume resulting from the voluntary recall of a previously launched product in our respiratory specialty platform, reduced end-market demand for prescription products within North America and Europe, as well as lower demand in consumer health products, particularly in cough, cold, and over-the-counter pain relief products attributable to the effects of the COVID-19 pandemic.

Pharma and Consumer Health Segment EBITDA decreased by $68 million, or 13%, compared to the fiscal year ended June 30, 2020, excluding the impact of foreign exchange. Segment EBITDA decreased 10% organically compared to the fiscal year ended June 30, 2020. The decrease, similar to that of net revenue, was primarily driven by the loss of volume resulting from the voluntary recall of a previously launched product in our respiratory specialty platform inclusive of charges of $32 million in the aggregate associated with the recall, a decrease in demand in both the prescription and consumer health portfolio of products, and decreased demand for other non-Zydis orally delivered commercial products. The decrease was partially offset by strong global demand in our manufacturing and packaging and storage and distribution offerings and by the margin generated from strong development revenue growth.
Our Anagni and Acorda transactions increased net revenue and Segment EBITDA on an inorganic, constant-currency basis by 2% and 1%, respectively, in the fiscal year ended June 30, 2021 compared to the prior year. We divested the Blow-Fill-Seal Business in March 2021, which decreased net revenue and Segment EBITDA on an inorganic, constant-currency basis by 7% and 4%, respectively, in the fiscal year ended June 30, 2021 compared to the prior year.
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
Further information concerning the senior secured credit facilities, including the Term B-3 Loans and the Revolving Credit Facility, can be found in Note 8, Long-Term Obligations and Short-Term Borrowings to the Consolidated Financial Statements
5.000% Senior Notes due 2027
In June 2019, Operating Company completed a private offering of the 2027 Notes. The 2027 Notes are fully and unconditionally guaranteed, jointly and severally, by all of the wholly owned U.S. subsidiaries of Operating Company that guarantee its senior secured credit facilities. The 2027 Notes were offered in the U.S. to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the U.S. only to non-U.S. investors pursuant to Regulation S under the Securities Act. The 2027 Notes will mature on July 15, 2027 and bear interest at the rate of 5.000% per annum. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2020. The proceeds of the 2027 Notes after payment of the offering fees and expenses were used to repay in full the outstanding borrowings under Operating Company's then-outstanding term loans under its senior secured credit facilities that would otherwise have matured in May 2024.

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
$1,080
$1,259
2021
$1,114
$1,020
$0
$250
$500
$750
$1,000
$1,250

A reconciliation between Adjusted EBITDA and net earnings, the most directly comparable measure under U.S. GAAP, which also shows the adjustments from EBITDA from operations, follows:

	Fiscal Year Ended
(In millions)	June 30, 2022	June 30, 2021
Net earnings	$499	$585
Interest expense, net	123	110
Income tax expense	80	130
Depreciation and amortization	378	289
EBITDA from operations	1,080	1,114
Stock-based compensation	54	51
Impairment charges and gain/loss on sale of assets	31	9
Financing-related expenses and other	4	18
Restructuring costs	10	10
Acquisition, integration, and other special items	46	21
Gain on sale of subsidiary	(1)	(182)
Foreign exchange loss (gain) (included in other, net) (1)	31	(4)
Inventory fair value step-up charges	7	—
Other adjustments (2)	(3)	(17)
Adjusted EBITDA	$1,259	$1,020
Favorable (unfavorable) FX impact	(23)
Adjusted EBITDA - constant currency	$1,282

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
EPS - Basic
EPS - Diluted
2022
$3.73
$2.74
$2.73
2021
$3.04
$3.15
$3.11
$0
$1
$2
$3
$4

	Fiscal Year Ended
(In millions, except per share data)	June 30, 2022	June 30, 2021
Net earnings	$499	$585
Amortization (1)	123	93
Stock-based compensation	54	51
Impairment charges and gain/loss on sale of assets	31	9
Financing-related expenses	4	18
Restructuring costs	10	10
Acquisition, integration, and other special items	46	21
(Gain) on sale of subsidiary	(1)	(182)
Foreign exchange loss (gain) (included in other expense, net) (2)	31	(4)
Inventory fair value step-up charges	7	—
Other adjustments (3)	(4)	(17)
Estimated tax effect of adjustments (4)	(72)	3
Discrete income tax benefit items (5)	(54)	(38)
Adjusted net income (ANI)	$674	$549

ANI per share:
ANI per share - basic (6)	$3.82	$3.27
ANI per share - diluted (7)	$3.73	$3.04
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

PART II
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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated August 29, 2022, except for the effect of the material weakness described in the third paragraph of that report, as to which the date is June 12, 2023, expressed an adverse opinion thereon.

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

Valuation of core technology intangible assets in the Bettera acquisition

Description of the Matter

During fiscal 2022, the Company completed its acquisition of Bettera Holdings, LLC (Bettera) for an aggregate nominal purchase price of $1 billion. As discussed in Note 4 to the consolidated Financial Statements, the transaction was accounted for using the acquisition method of accounting for business combinations in accordance with ASC 805.

Auditing the Company's accounting for the Bettera acquisition was complex and required the involvement of specialists due to the significant estimation uncertainty involved in determining the $338 million fair value of the acquired core technology intangible assets. Estimating the fair value of the core technology intangible assets involved the application of a valuation methodology and models using assumptions including revenue growth rates, earnings before interest, taxes, depreciation and amortization (EBITDA) margins and revenue obsolescence rates. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

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

Measurement of uncertain tax positions

Description of the Matter

As discussed in Note 12 to the consolidated financial statements, the Company recorded income tax expense related to US and non-US tax paying jurisdictions totaling $87 million for the year ended June 30, 2022, and a liability for unrecognized tax benefits totaling $4.7 million at June 30, 2022. The Company’s accounting for income taxes involves the application of complex tax regulations in each of the international tax paying jurisdictions in which it operates. The determination of income subject to income tax in each tax paying jurisdiction requires management to apply transfer pricing guidelines for certain intercompany transactions related to certain European countries and make assumptions and estimates about the value of transactions when allocating income and deductions between consolidated entities in different tax paying jurisdictions. The estimates and assumptions used in these allocations can result in uncertainty in the measured tax benefit.

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
Iselin, New Jersey
August 29, 2022, except for Notes 1 and 19, as to which the date is June 12, 2023.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Catalent, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Catalent, Inc.’s internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Catalent, Inc. (the Company) has not maintained effective internal control over financial reporting as of June 30, 2022, based on the COSO criteria.

In our report dated August 29, 2022, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on the COSO criteria. Management has subsequently identified deficiencies in controls related to modifications to arrangements accounted for under ASC 606, Revenue from contracts with customers, and has further concluded that these deficiencies represented a material weakness as of June 30, 2022. As a result, management has revised its assessment, as presented in the accompanying Management's Annual Report on Internal Control over Financial Reporting; to conclude that the Company’s internal control over financial reporting was not effective as of June 30, 2022. Accordingly, our present opinion on the effectiveness of internal control over financial reporting as of June 30, 2022, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management has identified a material weakness in controls related to modifications to arrangements accounted for under ASC 606, Revenue from contracts with customers.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated August 29, 2022, except for Notes 1 and 19, as to which the date is June 12, 2023, which expressed an unqualified opinion on those financial statements.

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

/s/ Ernst & Young LLP
Iselin, New Jersey
August 29, 2022, except for the effect of the material weakness described in the third paragraph above, as to which the date is June 12, 2023.

Catalent, Inc.
Consolidated Balance Sheets
(Dollars in millions, except share and per share data)

	June 30, 2022	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$449	$896
Trade receivables, net of allowance for credit losses of $29 and $12, respectively	1,051	1,012
Inventories	702	563
Prepaid expenses and other	626	376
Marketable securities	89	71
Total current assets	2,917	2,918
Property, plant, and equipment, net	3,127	2,524
Other assets:
Goodwill	3,006	2,519
Other intangibles, net	1,060	817
Deferred income taxes	49	66
Other long-term assets	349	268
Total assets	$10,508	$9,112

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$31	$75
Accounts payable	421	385
Other accrued liabilities	646	736
Total current liabilities	1,098	1,196
Long-term obligations, less current portion	4,171	3,166
Pension liability	103	137
Deferred income taxes	197	164
Other liabilities	164	175
Commitment and contingencies (see Note 18)
Total liabilities	5,733	4,838
Redeemable preferred stock, $0.01 par value; 0 and 1 million shares authorized at June 30, 2022 and 2021, respectively; 0 and 384,777 shares issued and outstanding at June 30, 2022 and 2021, respectively	—	359
Shareholders’ equity:
Common stock, $0.01 par value; 1 billion shares authorized at June 30, 2022 and 2021; 179 million and 171 million shares issued and outstanding at June 30, 2022 and 2021, respectively	2	2
Preferred stock, $0.01 par value, other than redeemable preferred stock; 100 and 99 million shares authorized at June 30, 2022 and 2021, respectively; 0 shares issued and outstanding at June 30, 2022 and 2021	—	—
Additional paid in capital	4,649	4,205
Retained earnings	518	25
Accumulated other comprehensive loss	(394)	(317)
Total shareholders’ equity	4,775	3,915
Total liabilities, redeemable preferred stock, and shareholders’ equity	$10,508	$9,112
The accompanying notes are an integral part of these consolidated financial statements.

Catalent, Inc.
Consolidated Statements of Operations
(Dollars in millions, except per share data)

	Fiscal Year Ended June 30,
	2022	2021	2020
Net revenue	$4,802	$3,998	$3,094
Cost of sales	3,188	2,646	2,111
Gross margin	1,614	1,352	983
Selling, general, and administrative expenses	844	687	577
(Gain) loss on sale of subsidiary	(1)	(182)	1
Other operating expense	41	19	11
Operating earnings	730	828	394
Interest expense, net	123	110	126
Other expense, net	28	3	8
Earnings before income taxes	579	715	260
Income tax expense	80	130	39
Net earnings	499	585	221
Less: Net earnings attributable to preferred shareholders	(16)	(56)	(48)
Net earnings attributable to common shareholders	$483	$529	$173

Earnings per share:
Basic
Net earnings	$2.74	$3.15	$1.16
Diluted
Net earnings	$2.73	$3.11	$1.14

The accompanying notes are an integral part of these consolidated financial statements.

Catalent, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in millions)

	Fiscal year ended June 30,
	2022	2021	2020
Net earnings	$499	$585	$221
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(110)	67	(31)
Defined benefit pension plan	9	—	2
Net change in marketable securities	(3)	(1)	—
Derivatives and hedges	27	3	(3)
Other comprehensive (loss) income, net of tax	(77)	69	(32)
Comprehensive income	$422	$654	$189

The accompanying notes are an integral part of these consolidated financial statements.

Catalent, Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Dollars in millions, except share data in thousands)

Columns may not foot due to rounding	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Redeemable Preferred Stock
Balance at June 30, 2019	145,738	$2	$2,757	$(723)	$(354)	$1,682	$607
Equity offering, sale of common stock	16,196	—	1,042	—	—	1,042	—
Share issuances related to stock-based compensation	854	—	—	—	—	—	—
Stock-based compensation	—	—	48	—	—	48	—
Cash paid, in lieu of equity, for tax withholding	—	—	(32)	—	—	(32)	—
Employee stock purchase plan	—	—	3	—	—	3	—
Preferred dividend ($12.50 per share of redeemable preferred stock)	—	—	—	(33)	—	(33)	—
Net earnings	—	—	—	221	—	221	—
Other comprehensive loss, net of tax	—	—	—	—	(32)	(32)	—
Balance at June 30, 2020	162,788	2	3,818	(535)	(386)	2,899	607
Equity offering, sale of common stock	1,163	—	82	—	—	82	—
Share issuances related to stock-based compensation	1,206	—	—	—	—	—	—
Conversion of redeemable preferred stock	5,392	—	253	—	—	253	(248)
Stock-based compensation	—	—	51	—	—	51	—
Cash paid, in lieu of equity, for tax withholding	—	—	(46)	—	—	(46)	—
Exercise of stock options	—	—	38	—	—	38	—
Employee stock purchase plan	—	—	9	—	—	9	—
Preferred dividend ($12.50 per share of redeemable preferred stock)	—	—	—	(25)	—	(25)	—
Net earnings	—	—	—	585	—	585	—
Other comprehensive income, net of tax	—	—	—	—	69	69	—
Balance at June 30, 2021	170,549	2	4,205	25	(317)	3,915	359
Share issuances related to stock-based compensation	935	—	—	—	—	—	—
Conversion of redeemable preferred stock	7,818	—	362	—	—	362	(359)
Stock-based compensation	—	—	54	—	—	54	—
Cash paid, in lieu of equity, for tax withholding	—	—	(10)	—	—	(10)	—
Exercise of stock options	—	—	26	—	—	26	—
Employee stock purchase plan	—	—	12	—	—	12	—
Preferred dividend ($12.50 per share of redeemable preferred stock)	—	—	—	(6)	—	(6)	—
Net earnings	—	—	—	499	—	499	—
Other comprehensive loss, net of tax	—	—	—	—	(77)	(77)	—
Balance at June 30, 2022	179,302	2	4,649	518	(394)	4,775	—

The accompanying notes are an integral part of these consolidated financial statements.

Catalent, Inc.
Consolidated Statements of Cash Flows
(Dollars in millions)

	Fiscal Year Ended June 30,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$499	$585	$221
Adjustments to reconcile net earnings to net cash from operations:
Depreciation and amortization	378	289	254
Non-cash foreign currency transaction losses (gains), net	30	(4)	2
Amortization and write-off of debt financing costs	7	11	12
Asset impairments charges and gain/loss on sale of assets	31	9	5
(Gain) loss on sale of subsidiary	(1)	(182)	1
Financing related charges	4	18	10
Gain on derivative instrument	(2)	(17)	(3)
Stock-based compensation	54	51	48
Provision for deferred income taxes	9	64	2
Provision for bad debts and inventory	17	41	10
Change in operating assets and liabilities:
Increase in trade receivables	(73)	(186)	(151)
Increase in inventories	(128)	(260)	(76)
Increase in accounts payable	37	50	72
Other assets/accrued liabilities, net - current and non-current	(423)	(36)	33
Net cash provided by operating activities	439	433	440
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and other productive assets	(660)	(686)	(466)
Purchases of marketable securities	(20)	(72)	—
(Settlement on) proceeds from sale of subsidiaries	(3)	287	21
Payment for acquisitions, net of cash acquired	(1,199)	(147)	(379)
Payment made for investments	(2)	(31)	(3)
Net cash used in investing activities	(1,884)	(649)	(827)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	1,100	166	909
Payments related to long-term obligations	(78)	(67)	(860)
Financing fees paid	(15)	(19)	(25)
Dividends paid	(4)	(22)	(36)
Proceeds from sale of common stock, net	—	82	1,046
Exercise of stock options	26	38	—
Cash paid, in lieu of equity, for tax withholding obligation	(10)	(46)	(32)
Other financing activities	12	10	—
Net cash provided by financing activities	1,031	142	1,002
Effect of foreign currency on cash	(33)	17	(7)
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(447)	(57)	608
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	896	953	345
CASH AND EQUIVALENTS AT END OF PERIOD	$449	$896	$953
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$116	$105	$98
Income taxes paid, net	$53	$47	$43
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY:
Issuance of Common Stock from partial conversion of redeemable preferred stock	$362	$253	$—
Note receivable from sale of Blow-Fill-Seal Business	$—	$47	$—

The accompanying notes are an integral part of these consolidated financial statements.

Catalent, Inc.
Notes to Consolidated Financial Statements

1.    REVISIONS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In preparing the consolidated financial statements for the three and nine months ended March 31, 2023, the Company identified a $26 million error related to the over recognition of revenue in the consolidated financial statements it issued with respect to the fiscal year ended 2022. This error resulted from the misapplication of the contract modification guidance in accordance with ASC 606, Revenue from Contracts with Customers, related to one of the Company’s customer arrangements. The Company assessed the materiality of the error both quantitatively and qualitatively and determined this error to be immaterial to the 2022 consolidated financial statements. However, the Company concluded that the effect of correcting the error in the quarter ended March 31, 2023 would materially misstate the Company’s unaudited consolidated financial statements for the three and nine months ended March 31, 2023 and, accordingly, determined that it was necessary to revise the consolidated financial statements it previously issued with respect to the fiscal year ended June 30, 2022. The remainder of the notes to the Company's consolidated financial statements have been updated and revised, as applicable, to reflect the impacts of the adjustment described in this Note 1.

The following tables reflect the impact of this revision on the Company’s consolidated financial statements as of and for the fiscal year ended June 30, 2022:

Consolidated Balance Sheet	June 30, 2022
(Dollars in millions)	As Previously
	Reported	Adjustment	As Revised
Prepaid expenses and other	$625	$1	$626
Total current assets	2,916	1	2,917
Total assets	10,507	1	10,508
Other accrued liabilities	620	26	646
Total current liabilities	1,072	26	1,098
Deferred income taxes	202	(5)	197
Total liabilities	5,712	21	5,733
Retained earnings	538	(20)	518
Total shareholders' equity	4,795	(20)	4,775
Total liabilities and shareholders' equity	$10,507	$1	10,508

Consolidated Statement of Operations and Statement of Comprehensive Income	Fiscal Year Ended June 30, 2022
(Dollars in millions)	As Previously
	Reported	Adjustment	As Revised
Net revenue	$4,828	$(26)	$4,802
Gross margin	1,640	(26)	1,614
Operating earnings	756	(26)	730
Earnings before income taxes	605	(26)	579
Income tax expense	86	(6)	80
Net earnings	519	(20)	499
Net earnings attributable to common shareholders	503	(20)	483
Earnings per share – basic	2.85	(0.11)	2.74
Earnings per share – diluted	2.84	(0.11)	2.73
Comprehensive income	$442	$(20)	$422

Statement of Cash Flows	Fiscal year ended June 30, 2022
(Dollars in millions)	As Previously
	Reported	Adjustment	As Revised
Net earnings	$519	$(20)	$499
Provision for deferred income taxes	14	(5)	9
Change in operating assets and liabilities:
Other assets/accrued liabilities, net - current and non-current	$(448)	$25	$(423)
The following table reflects the impact of this revision on the Company’s consolidated statement of operations for the three months ended June 30, 2022 (unaudited):

Consolidated Statement of Operations (Unaudited)	Three Months Ended June 30, 2022
(Dollars in millions)	As Previously
	Reported	Adjustment	As Revised
Net revenue	$1,313	$(26)	$1,287
Gross margin	488	(26)	462
Operating earnings	246	(26)	220
Earnings before income taxes	211	(26)	185
Income tax expense	23	(6)	17
Net earnings	188	(20)	168
Net earnings attributable to common shareholders	188	(20)	168
Earnings per share – basic	1.04	(0.10)	0.94
Earnings per share – diluted	$1.04	$(0.11)	$0.93
2.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Reportable Segments

Effective July 1, 2022, in connection with the appointment of a new President and Chief Executive Officer, the Company changed its operating structure and reorganized its executive leadership team accordingly. This new organizational structure includes simplifying the four operating and reportable segments the Company disclosed during fiscal 2022 to two: (i) Biologics and (ii) Pharma and Consumer Health. Set forth below is a summary description of the Company's two current operating and reportable segments. The consolidated financial statements for the years ended June 30, 2022, 2021 and 2020 set forth herein have been recast retrospectively to reflect the new reporting structure.

Biologics—The Biologics segment provides the same services as the Biologics segment the Company reported in fiscal 2022, with some organizational adjustments and the addition of analytical development and testing services for large molecules that were previously disclosed as part of the Company's prior Oral and Specialty Delivery segment. The Biologics segment as reorganized provides development and manufacturing for biologic proteins; cell, gene, and other nucleic acid therapies; plasmid

DNA; induced pluripotent stem cells (iPSCs); oncolytic viruses, and vaccines. It also provides formulation, development, and manufacturing for parenteral dose forms, including vials, prefilled syringes, and cartridges; and, as noted above, analytical development and testing services for large molecules.

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

Each segment reports through a separate management team and ultimately reports to the Company's President and Chief Executive Officer, who is designated as the Chief Operating Decision Maker for segment reporting purposes. The Company's operating segments are the same as its reportable segments. All prior-period comparative segment information has been recast retrospectively to reflect the current reportable segments in accordance with Accounting Standards Codification (“ASC”) 280, Segment Reporting, promulgated by the Financial Accounting Standards Board (the “FASB”).
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
Based on its quantitative assessment conducted as of April 1, 2022, the Company determined for each reporting unit with goodwill that it was more likely than not that its respective fair value exceeded its carrying value, indicating there was no impairment. For more information regarding goodwill balances at June 30, 2022, see Note 5, Goodwill.
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
Primarily, the Company is exposed to fluctuations in the euro-U.S. dollar exchange rate on its investments in foreign operations in Europe. While the Company does not actively hedge against changes in foreign currency, it has mitigated the exposure of investments in its European operations through a net-investment hedge by denominating a portion of its debt in euros. In addition, a portion of Operating Company's interest payment obligation on its U.S dollar-denominated term loans is exposed to interest rate variability. The Company has mitigated its exposure to this risk by entering into interest-rate swap agreements, which qualify for and are designated as cash-flow hedges. Also, as discussed in Note 10, Derivative Instruments and Hedging Activities, the Company determined that an aspect of the dividend-rate adjustment feature of the Company’s previously outstanding Series A Preferred Stock (as defined below, see Note 14, Equity, Redeemable Preferred Stock, and Accumulated Other Comprehensive Loss) should be accounted for as a derivative liability.
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
3.    REVENUE RECOGNITION

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
Manufacturing & Commercial Product Supply Revenue

Manufacturing and commercial product supply revenue consists of revenue earned by manufacturing products supplied to customers under long-term commercial supply arrangements. In these arrangements, the customer typically owns and supplies the active pharmaceutical ingredient, (“API”) or other proprietary materials which are used in the manufacturing process. The contract generally includes the terms of the manufacturing services and related product quality assurance procedures to comply with regulatory requirements. Due to the regulated nature of the Company’s business, these contract terms are highly interdependent and, therefore, are considered to be a single combined performance obligation. The transaction price is generally stated in the agreement as a fixed price per unit, with no contractual provision for a refund or price concession. In most circumstances, control is transferred to the customer over time, creating a corresponding right to recognize the related revenue, because there is no alternative use to the Company for the asset created and the Company has an enforceable right to payment for performance completed as of that date. The selection of the method for measuring progress towards the completion of the Company’s performance obligation requires judgment and is based on the nature of the products to be manufactured and supplied to the customer. For the majority of the Company’s arrangements, progress is measured based on the units of product that have successfully completed the contractually-required product quality assurance process, because the conclusion of that process defines the time when the applicable contract and the related regulatory requirements permit the customer to exercise control over the product’s disposition. The customer is typically responsible for arranging the shipping and handling of product following completion of the quality assurance process. Payment is typically due 30 to 45 days after the goods are delivered as requested by the customer, based on the payment terms set forth in the applicable customer agreement.
Development Services and Clinical Supply Revenue

Development services and clinical supply contracts generally take the form of short-term, fee-for-service arrangements. Performance obligations vary, but frequently include biologic cell-line development, performing formulation, analytical stability, or other services related to product development, and providing manufacturing services for products that are under development or otherwise not intended for commercial sale. They can also include a combination of the following services: the manufacturing, packaging, storage, distribution, destruction, and inventory management of customer clinical trial material, as well as the sourcing of comparator drug products on behalf of customers to be used in clinical trials to compare performance with the drug under clinical investigation. The transaction prices for these arrangements are fixed and include amounts stated in the contracts for each promised service. Each service is generally considered to be a separate performance obligation. In most instances, the Company recognizes revenue over time because there is no alternative use to the Company for the asset created and the Company has an enforceable right to payment for performance completed as of that date.

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

Contract Liabilities
Contract liabilities relate to cash consideration that the Company receives in advance of satisfying the related performance obligations. The contract liabilities balances (current and non-current) as of June 30, 2022 and June 30, 2021 were as follows:

(Dollars in millions)
Balance at June 30, 2021	$321
Balance at June 30, 2022	$220
Revenue recognized in the period from amounts included in contracts liability at the beginning of the period:	$(272)
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
As discussed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, effective July 1, 2022, in connection with the appointment of a new President and Chief Executive Officer, the Company changed its operating structure and reorganized its executive leadership team accordingly. This new organizational structure includes simplifying the four operating and reportable segments the Company disclosed during fiscal 2022 to two: (i) Biologics and (ii) Pharma and Consumer Health. The disaggregated revenue disclosures below have been reclassified to conform to the Company’s current segment structure.

Fiscal Year Ended June 30, 2022	Biologics	Pharma and Consumer Health	Total
Manufacturing & commercial product supply	$608	$1,474	$2,082
Development services and clinical supply	1,926	797	2,723
Total	$2,534	$2,271	$4,805
Inter-segment revenue elimination			(3)
Combined net revenue			$4,802

Fiscal Year Ended June 30, 2021	Biologics	Pharma and Consumer Health	Total
Manufacturing & commercial product supply	$532	$1,321	$1,853
Development services and clinical supply	1,406	742	2,148
Total	$1,938	$2,063	$4,001
Inter-segment revenue elimination			(3)
Combined net revenue			$3,998

Fiscal Year Ended June 30, 2020	Biologics	Pharma and Consumer Health	Total
Manufacturing & commercial product supply	$332	$1,403	$1,735
Development services and clinical supply	700	660	1,360
Total	$1,032	$2,063	$3,095
Inter-segment revenue elimination			(1)
Combined net revenue			$3,094
The following table reflects net revenue by the location where the goods were made or the service performed:

(Dollars in millions)	Fiscal Year Ended June 30, 2022	Fiscal Year Ended June 30, 2021	Fiscal Year Ended June 30, 2020
United States	$3,084	$2,462	$1,822
Europe	1,506	1,343	976
Other	327	288	376
Elimination of revenue attributable to multiple locations	(115)	(95)	(80)
Total	$4,802	$3,998	$3,094

4. BUSINESS COMBINATIONS AND DIVESTITURES
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

Acorda Therapeutics, Inc. Transaction

In February 2021, the Company acquired the manufacturing and packaging operations of Acorda Therapeutics, Inc.'s (“Acorda”) dry powder inhaler and spray dry manufacturing business, including its manufacturing facility located near Boston, Massachusetts, for $83 million. In connection with the purchase, Acorda and the Company entered into a long-term supply agreement, under which the Company continues to manufacture and package an Acorda product at the facility. The facility and operations became part of the Company’s Pharma and Consumer Health segment. Results of the business acquired were not material to the Company's statement of operations, financial position, or cash flows for the fiscal years ended June 30, 2022 and 2021.

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

Bettera Holdings, LLC Acquisition

In October 2021, the Company acquired 100% of the equity interest in Bettera Wellness for approximately $1 billion, which was funded in part with net proceeds of the Company’s issuance of $650 million aggregate principal amount of 3.500% Senior Notes due 2030 (the “2030 Notes”) and in part with net proceeds from the Incremental Term B-3 Loans (as defined in Note 8, Long-Term Obligations and Short-Term Borrowings). Bettera Wellness is a manufacturer of nutraceuticals and nutritional supplements in gummy, soft chew, and lozenge delivery formats.

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

Goodwill has been allocated to the Pharma and Consumer Health segment as shown in Note 5, Goodwill. Goodwill is mainly comprised of growth from expected increases in capacity utilization and new customers. The goodwill resulting from the Bettera Wellness acquisition is deductible for tax purposes.

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

Blow-Fill-Seal Divestiture

In March 2021, the Company sold 100% of the shares of Catalent USA Woodstock, Inc. and certain related assets (collectively, the “Blow-Fill-Seal Business”) for $300 million cash, a $50 million note receivable (estimated fair value of $47 million) as well as potential additional contingent consideration (up to $50 million) dependent upon the performance of aspects of the Blow-Fill-Seal Business. The Blow-Fill-Seal Business was part of the Pharma and Consumer segment. The carrying value of the net assets sold was $149 million, which included goodwill of $54 million. As a result of the sale, the Company realized a gain from divestiture of $182 million, net of transaction costs, for the fiscal year ended June 30, 2021.

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
5.    GOODWILL
The following table summarizes the changes from June 30, 2020 to June 30, 2021 and then to June 30, 2022 in the carrying amount of goodwill in total and by reporting segment:

(Dollars in millions)	Biologics	Pharma and Consumer Health	Total
Balance at June 30, 2020	$1,494	$977	$2,471
Additions (1)	54	2	56
Divestitures (2)	—	(54)	(54)
Foreign currency translation adjustments	14	32	46
Balance at June 30, 2021	1,562	957	2,519
Additions (3)	41	531	572
Foreign currency translation adjustments	(37)	(48)	(85)
Balance at June 30, 2022	$1,566	$1,440	$3,006
(1) The additions to goodwill arise from the Skeletal (Biologics), Delphi (Biologics) and Acorda (Pharma and Consumer Health) transactions. For further details, see Note 4, Business Combinations and Divestitures.
(2) Represents goodwill associated with the divestiture of the Blow-Fill-Seal Business.
(3) The additions to goodwill arise from the Bettera Wellness (Pharma and Consumer Health), Princeton (Biologics), RheinCell (Biologics), and Delphi (Biologics) acquisitions. For further details, see Note 4, Business Combinations and Divestitures.
The Company recorded no impairment charge to goodwill in fiscal 2022, 2021, or 2020.

6.    OTHER INTANGIBLES, NET
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
7.     RESTRUCTURING COSTS
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

During the fiscal year ended June 30, 2021, the Company adopted a plan to reduce costs and optimize its infrastructure in Europe by closing its Pharma and Consumer Health facility in Bolton, U.K. In connection with this restructuring plan, the Company reduced its headcount by approximately 170 employees and incurred cumulative charges of $10 million, primarily associated with employee severance benefits. For the fiscal year ended June 30, 2022, restructuring charges associated with the Bolton facility closure were $3 million. Restructuring costs for the fiscal years ended June 30, 2022, 2021, and 2020 were recorded in Other Operating Expense in the Consolidated Statement of Operations.

The following table summarizes the costs recorded within restructuring costs:

	Fiscal Year Ended June 30,
(Dollars in millions)	2022	2021	2020
Restructuring costs:
Employee-related reorganization	$9	$8	$6
Facility exit and other costs	1	2	—
Total restructuring costs	$10	$10	$6
8.    LONG-TERM OBLIGATIONS AND SHORT-TERM BORROWINGS
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
Estimated Fair Value of Debt Measurements

The estimated fair values of the senior secured credit facilities and Senior Notes are classified as Level 2 (see Note 11, Fair Value Measurements for a description of the method by which fair value classifications are determined) in the fair value hierarchy and are calculated by using a discounted cash flow model with market interest rate as a significant input. The carrying amounts and the estimated fair values of financial instruments as of June 30, 2022 and June 30, 2021 are as follows:

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
9.    EARNINGS PER SHARE
The Company computed earnings per share (“EPS”) of the Common Stock for fiscal 2020, 2021, and 2022 using the two-class method required due to the participating nature of the formerly outstanding Series A Preferred Stock (as noted and defined in Note 14, Equity, Redeemable Preferred Stock and Accumulated Other Comprehensive Loss). The weighted-average number of shares outstanding utilized in diluted earnings per share is computed using the weighted-average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive instruments. Dilutive securities having an anti-dilutive effect on diluted net income per share are excluded from the calculation. The dilutive effect of the securities that are issuable under the Company’s equity incentive plans (see Note 15, Stock-Based Compensation) are reflected in diluted earnings per share by application of the treasury stock method. The Company applied the if-converted method to compute the potentially dilutive effect of the Series A Preferred Stock. The reconciliations between basic and diluted earnings per share attributable to Catalent common shareholders for the fiscal years ended June 30, 2022, 2021, and 2020 are as follows:

	Fiscal year ended June 30,
(In millions, except per share data)	2022	2021	2020
Net earnings	$499	$585	$221
Less: Net earnings attributable to preferred shareholders	(16)	(56)	(48)
Net earnings attributable to common shareholders	$483	$529	$173

Weighted average shares outstanding – basic	176	168	150
Weighted average dilutive securities issuable – stock plans	2	2	2
Total weighted average shares outstanding - diluted	178	170	152

Earnings per share:
Basic	$2.74	$3.15	$1.16
Diluted	$2.73	$3.11	$1.14
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
Preferred Stock Derivative Liability
As discussed in Note 14, Equity, Redeemable Preferred Stock and Accumulated Other Comprehensive Loss, in May 2019, the Company issued shares of Series A Preferred Stock in exchange for net proceeds of $646 million after taking into account the $4 million issuance cost.
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Long-lived assets, goodwill, and other intangible assets are subject to non-recurring fair value measurement for the evaluation of potential impairment. Other than the fair value estimates disclosed in Note 4, Business Combinations and Divestitures, there was no non-recurring fair value measurement during the fiscal years ended June 30, 2022 and 2021.

12.    INCOME TAXES
Earnings before income taxes are as follows for fiscal 2022, 2021, and 2020:

	Fiscal Year Ended June 30,
(Dollars in millions)	2022	2021	2020
U.S. operations	$224	$457	$121
Non-U.S. operations	355	258	139
Total	$579	$715	$260
The provision for income taxes consists of the following for fiscal 2022, 2021, and 2020:

	Fiscal Year Ended June 30,
(Dollars in millions)	2022	2021	2020
Current:
Federal	$(8)	$8	$1
State and local	14	20	1
Non-U.S.	66	38	33
Total current expense	$72	$66	$35
Deferred:
Federal	$6	$62	$11
State and local	(5)	7	6
Non-U.S.	7	(5)	(13)
Total deferred expense	$8	$64	$4

Total provision	$80	$130	$39
A reconciliation of the provision starting from the tax computed at the federal statutory income tax rate to the tax computed at the Company’s effective income tax rate is as follows for the fiscal years ended 2022, 2021, and 2020:

	Fiscal Year Ended June 30,
(Dollars in millions)	2022	2021	2020
Provision at U.S. federal statutory tax rate	$122	$150	$55
State and local income taxes	10	26	6
Foreign tax rate differential	(28)	(14)	(6)
Global intangible low tax income	6	3	3
Other permanent items	2	(5)	2
Unrecognized tax positions	1	3	(1)
Tax valuation allowance	94	(7)	(21)
Foreign tax credit	(43)	(24)	(3)
Withholding tax and other foreign taxes	1	1	1
Change in tax rate	1	2	4
R&D tax credit	(2)	(5)	(2)
Swiss tax reform	(83)	—	—
Other	(1)	—	1
Total provision	$80	$130	$39
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
Deferred income taxes arise from temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The components of the Company's deferred income tax assets and liabilities are as follows at June 30, 2022 and 2021:

	Fiscal Year Ended June 30,
(Dollars in millions)	2022	2021
Deferred income tax assets:
Accrued liabilities	$33	$43
Equity compensation	14	15
Loss and tax credit carryforwards	230	187
Foreign currency	19	12
Pension	17	24
Interest-related	14	14
Deferred revenue	1	3
Lease liabilities	39	35
Euro-denominated debt	—	23
Other	2	—
Total deferred income tax assets	$369	$356
Valuation allowance	(149)	(65)
Net deferred income tax assets	$220	$291

	Fiscal Year Ended June 30,
(Dollars in millions)	2022	2021
Deferred income tax liabilities:
Euro-denominated debt	$(6)	$—
Property-related	(227)	(171)
Goodwill and other intangibles	(113)	(194)
Right-of-use assets	(21)	(18)
Other	(1)	(6)
Total deferred income tax liabilities	$(368)	$(389)

Net deferred tax liability	$(148)	$(98)

Deferred tax assets and liabilities in the preceding table are in the following captions in the consolidated balance sheets at June 30, 2022 and 2021:

	Fiscal Year Ended June 30,
(Dollars in millions)	2022	2021
Non-current deferred tax asset	$49	$66
Non-current deferred tax liability	(197)	(164)
Net deferred tax liability	$(148)	$(98)
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
13.    EMPLOYEE RETIREMENT BENEFIT PLANS
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

As described in Note 9, Earnings per Share, on the Partial Conversion Date, holders of Series A Preferred Stock converted 265,223 shares (approximately 41% of their holdings) and $2 million of unpaid accrued dividends into shares of Common Stock. The holders received 20.33 shares of Common Stock for each converted preferred share, resulting in the issuance of 5,392,280 shares of Common Stock. The Company recognized no gain or loss upon the Partial Conversion.

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

As a result of the Final Conversion, additional paid in capital increased $362 million, which included $1 million related to the fair value of the portion of the derivative liability that was settled upon the Final Conversion and $2 million related to the unpaid accrued dividend. See Note 11, Fair Value Measurements, for detail concerning the change in fair value during the fiscal year ended June 30, 2022.

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
15. STOCK-BASED COMPENSATION
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
16.    OTHER EXPENSE, NET
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

17.    LEASES
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
18.    COMMITMENTS AND CONTINGENCIES
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
19. SEGMENT AND GEOGRAPHIC INFORMATION
As discussed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, effective July 1, 2022, in connection with the appointment of a new President and Chief Executive Officer, the Company changed its operating structure and reorganized its executive leadership team accordingly. This new organizational structure included simplifying the four operating and reportable segments the Company disclosed during fiscal 2022 to two: (i) Biologics and (ii) Pharma and Consumer Health. The segment disclosures below have been recast retrospectively to conform to the Company’s current segment structure.

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
The following table includes Segment EBITDA for each of the Company's current reportable segments during the fiscal years ended June 30, 2022, 2021, and 2020:

(Dollars in millions)	Fiscal Year Ended June 30,
	2022	2021	2020
Segment EBITDA reconciled to net earnings:
Biologics	$777	$615	$239
Pharma and Consumer Health	589	498	547
Subtotal	$1,366	$1,113	$786
Reconciling items to net earnings
Unallocated costs (1)	(286)	1	(146)
Depreciation and amortization	(378)	(289)	(254)
Interest expense, net	(123)	(110)	(126)
Income tax expense	(80)	(130)	(39)
Net earnings	$499	$585	$221
(1)    Unallocated costs include restructuring and special items, stock-based compensation, gain (loss) on sale of subsidiary, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(Dollars in millions)	Fiscal Year Ended June 30,
	2022	2021	2020
Impairment charges and gain/loss on sale of assets(a)	$(31)	$(9)	$(5)
Stock-based compensation	(54)	(51)	(48)
Restructuring and other special items (b)	(55)	(31)	(42)
Gain (loss) on sale of subsidiary (c)	1	182	(1)
Other expense, net	(28)	(3)	(8)
Non-allocated corporate costs, net	(119)	(87)	(42)
Total unallocated costs	$(286)	$1	$(146)
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
Restructuring and other special items for the fiscal year ended June 30, 2021 include transaction and integration costs associated with the Anagni, Italy facility acquisition and the MaSTherCell, Skeletal, Delphi, and Acorda transactions, in addition to restructuring costs associated with the closure of the Company's Pharma and Consumer Health facility in Bolton, U.K.

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
Total Assets

(Dollars in millions)	June 30, 2022	June 30, 2021
Biologics	$5,770	$5,009
Pharma and Consumer Health	4,356	3,320
Corporate and eliminations	382	783
Total assets	$10,508	$9,112
Capital Expenditures

	Fiscal Year Ended June 30,
(Dollars in millions)	2022	2021	2020
Biologics	$453	$516	$330
Pharma and Consumer Health	183	151	119
Corporate	30	19	17
Total capital expenditures	$666	$686	$466
The following table presents long-lived assets(1) by geographic area:

	Long-Lived Assets (1)
(Dollars in millions)	June 30, 2022	June 30, 2021
United States	$2,267	$1,867
Europe	747	541
Other	113	116
Total	$3,127	$2,524
(1)     Long-lived assets include property, plant, and equipment, net of accumulated depreciation.
For further details on segment and geographic information, see Note 3, Revenue Recognition.
20.    SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplemental balance sheet information at June 30, 2022 and June 30, 2021 is detailed in the following tables.
Inventories
Work-in-process and inventories include raw materials, labor, and overhead. Total inventories consist of the following:

(Dollars in millions)	June 30, 2022	June 30, 2021
Raw materials and supplies	$651	$469
Work-in-process	109	151
Total inventories, gross	760	620
Inventory cost adjustment	(58)	(57)
Total inventories	$702	$563

Prepaid expenses and other

Prepaid expenses and other current assets consist of the following:

(Dollars in millions)	June 30, 2022	June 30, 2021
Prepaid expenses	$61	$46
Short-term contract assets	398	181
Spare parts supplies	22	30
Prepaid income tax	27	22
Non-U.S. value-added tax	48	50
Other current assets	70	47
Total prepaid expenses and other	$626	$376
Property, plant, and equipment, net
Property, plant, and equipment, net consist of the following:

(Dollars in millions)	June 30, 2022	June 30, 2021
Land, buildings, and improvements	$1,687	$1,571
Machinery and equipment	1,891	1,558
Furniture and fixtures	48	31
Construction in progress	848	543
Property and equipment, at cost	4,474	3,703
Accumulated depreciation	(1,347)	(1,179)
Property, plant, and equipment, net	$3,127	$2,524
Other long-term assets
Other long-term assets consist of the following:

(Dollars in millions)	June 30, 2022	June 30, 2021
Operating lease right-of-use-assets	$93	$84
Note receivable	51	47
Pension assets	37	43
Corporate-owned life insurance policies	35	35
Venture capital investments	33	38
Interest rate swap	36	2
Long-term contract assets	43	—
Other	21	19
Total other long-term assets	$349	$268
Other accrued liabilities
Other accrued liabilities consist of the following:

(Dollars in millions)	June 30, 2022	June 30, 2021
Contract liabilities	$211	$305
Accrued employee-related expenses	198	184
Accrued expenses	140	170
Operating lease liabilities	14	16
Restructuring accrual	1	4
Accrued interest	32	27
Accrued income tax	50	30
Total other accrued liabilities	$646	$736

21.    SUBSEQUENT EVENTS
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

The Chief Operating Decision Maker received information and assessed performance during the fiscal year ended June 30, 2022 based on our historic operating and reporting segments in place for the entirety of fiscal 2022. All future interim and annual reporting periods will disclose the Company's performance using its new operating structure and segments described above, with results from prior reporting periods recast retrospectively to reflect the conversion.
Metrics Contract Services Purchase Agreement

On August 9, 2022, the Company entered into an agreement to acquire Metrics Contract Services (“Metrics”) from Mayne Pharma Group Limited for $475 million. Metrics is an oral solids development and manufacturing business specializing in handling highly potent compounds at its facility in Greenville, North Carolina. Upon closing, the operations and facility of Metrics will become part of the Company’s newly configured Pharma and Consumer Health segment described elsewhere in this Note 21, Subsequent Events. The agreement is subject to customary closing conditions and is expected to close before December 31, 2022.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any control or procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. At the time that the Original Form 10-K was filed on August 29, 2022, our management, including our Chief Executive Officer and our Chief Financial Officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level. Subsequent to this evaluation, our management, including our Chief Executive Officer and current Interim Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2022, due to the material weakness in internal control over financial reporting described below.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements in accordance with U.S. GAAP.
Our internal control over financial reporting includes those policies and procedures that:

•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions in which we participate and any disposition or use of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of our consolidated financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations from approved personnel; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.
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
A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We did not maintain effective controls over the appropriateness of revenue recognition related to modifications of customer agreements at our Bloomington, Indiana facility. Specifically, we did not maintain effective controls to properly identify and assess the accounting treatment of modifications to arrangements that were accounted for under ASC 606, Revenue from Contracts with Customers. The reviewer had insufficient knowledge of the requirements of the ASC 606 revenue recognition accounting model and therefore, the review procedures were not performed with the necessary level of competency to prevent or detect a material misstatement on a timely basis. Furthermore, the compensating control to review the accounting assessments for contract modifications was not sufficiently designed to detect accounting misstatements. As discussed in the Explanatory Note to this Amendment and Note 1 to the Consolidated Financial Statements contained in Part II, Item 8, “Financial Statements and Supplementary Data,” these control deficiencies resulted in an immaterial revision to our June 30, 2022, consolidated financial statements to correct an overstatement of revenue of $26 million. While these deficiencies did not result in a material misstatement of our consolidated financial statements, there is a reasonable possibility that these deficiencies could have resulted in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

In Management's Annual Report on Internal Control Over Financial Reporting included in the Original Form 10-K, management, including our Chief Executive Officer and our Chief Financial Officer, concluded our internal control over financial reporting was effective as of June 30, 2022. Management subsequently concluded that the material weakness described above existed as of June 30, 2022. As a result, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2022 based on the criteria in Internal Control-Integrated Framework (2013 version) issued by COSO. Accordingly, management has restated its report on internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of June 30, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included in Part II, Item 8. “Financial Statements and Supplementary Data,” in this Amendment.

Remediation Plan

As part of our commitment to strengthening our internal control over financial reporting, we are implementing remedial actions under the oversight of the Audit Committee of our Board of Directors to address these deficiencies, including:

•Hiring additional technical accounting resources within our Bloomington, Indiana site and within the corporate controllership group.
•Enhancing the design of our management review controls relating to the accounting for contract modifications, including offered concessions.
•Additional training for our Executive Leadership Team, and other critical customer-facing personnel, on revenue-recognition principles including contract modifications relating to offered concessions.

We will continue to monitor the design and effectiveness of these and other processes, procedures, and controls and make any further change management determines appropriate.
Changes in Internal Control over Financial Reporting

Other than the material weakness described above, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART IV
ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
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

10.4	Form of Restricted Stock Unit Agreement for U.S. Non-Employee Directors (incorporated by reference to Exhibit 10.5.4 to the Company’s Annual Report on Form 10-K filed on August 31, 2020). †

10.4.1	Form of 2018 Omnibus Incentive Plan Restricted Stock Unit Agreement for U.S. Employees (incorporated by reference to exhibit 10.40 to the Company's Quarterly Report on Form 10-Q filed on May 7, 2019). †

10.4.1.1	Form of 2018 Omnibus Incentive Plan Restricted Stock Unit Agreement for non-U.S. Employees (incorporated by reference to exhibit 10.41 to the Company's Quarterly Report on Form 10-Q filed on May 7, 2019). †

10.4.2	Form of 2018 Omnibus Incentive Plan Option Agreement for U.S. Employees (incorporated by reference to exhibit 10.44 to the Company's Quarterly Report on Form 10-Q filed on May 7, 2019). †

10.4.2.1	Form of 2018 Omnibus Incentive Plan Option Agreement for non-U.S. Employees (incorporated by reference to exhibit 10.45 to the Company's Quarterly Report on Form 10-Q filed on May 7, 2019). †

10.4.3	Form of the Performance Share Unit Agreement for U.S. Employees (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2019). †

10.4.3.1	Form of the Performance Share Unit Agreement for Non-U.S. Employees (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2019). †

10.5	Summary of Management Incentive Plan for the fiscal year ended June 30, 2021 (incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 3, 2020). †

10.5.1	Management Incentive Plan Summary for the fiscal year ending June 30, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2021).

10.6	Amended and Restated Credit Agreement, dated as of May 20, 2014, relating to the Credit Agreement, dated as of April 10, 2007, as amended, among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc., as the administrative agent, collateral agent and swing line lender and other lenders as parties thereto (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Current Report on Form 8-K filed on May 27, 2014).

10.6.1	Amendment No. 1, dated December 1, 2014 to Amended and Restated Credit Agreement, dated as of May 20, 2014 among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc., as the administrative agent, collateral agent and swing line lender and other lenders as parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 2, 2014).

10.6.2	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of December 9, 2016, by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc. as administrative agent, collateral agent and swing line lender and the lenders party thereto, which amends that certain Amended and Restated Credit Agreement, dated as of May 20, 2014 (as amended), by and among Catalent Pharma Solutions, Inc. PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc. and JP Morgan Chase Bank, N.A. as L/C Issuers, the other lenders party thereto and the other agents party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 12, 2016).

10.6.3	Amendment No. 3 to Amended and Restated Credit Agreement, dated as of October 18, 2017, by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and swing line lender and the lenders party thereto, which amends that certain Amended and Restated Credit Agreement, dated as of May 20, 2014 (as amended), by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc. and JPMorgan Chase Bank, N.A., as L/C Issuers, the other lenders party thereto and the other agents party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 18, 2017).

10.6.4	Amendment No. 4 to Amended and Restated Credit Agreement, dated as of May 17, 2019, by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and swing line lender and the lenders party thereto, which amends that certain Amended and Restated Credit Agreement, dated as of May 20, 2014 (as amended), by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc. and JPMorgan Chase Bank, N.A., as L/C Issuers, the other lenders party thereto and the other agents party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 22, 2019).

10.6.5	Amendment No. 5 to Amended and Restated Credit Agreement, dated as of February 22, 2021, by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, JP Morgan Chase Bank, N.A., as the administrative agent, collateral agent, swing line lender, and letter of credit issuer, and the lenders and other parties thereto, which amends that certain Amended and Restated Credit Agreement, dated as of May 20, 2014 (as amended), by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, JP Morgan Chase Bank, N.A., as the successor administrative agent, collateral agent, swing line lender, and letter of credit issuer, and the lenders and other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 22, 2021).

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

10.13
Offer letter, dated March 15, 2018, between Aristippos Gennadios and Catalent Pharma Solutions LLC (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on August 29, 2022). †

10.13.1	Offer letter, dated July 7, 2022, between Aristippos Gennadios and Catalent, Inc. (incorporated by reference to Exhibit 10.13.1 to the Company’s Annual Report on Form 10-K filed on August 29, 2022). †

10.14	Terms and Conditions of Employment Statement, dated February 1, 2018, between Alessandro Maselli and Catalent Pharma Solutions (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K filed on August 27, 2019). †

10.14.1	Offer letter, dated January 31, 2019, between Alessandro Maselli and Catalent Pharma Solutions (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K filed on August 27, 2019). †

10.14.2
Employment Agreement, dated January 4, 2022, by and between Catalent, Inc. and Alessandro Maselli (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2022).

10.15	Offer letter, dated May 10, 2021, between Thomas Castellano and Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 11, 2021). †

21.1	Subsidiaries of the Registrant. (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on August 29, 2022). *

23.1	Consent of Ernst & Young LLP. *

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.1	The following materials are formatted in inline XBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statement of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements. *

104	The cover page of this Annual Report on Form 10-K/A, formatted as Inline XBRL and contained in Exhibit 101.1.
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

CATALENT, INC. (Registrant)

Date:	June 12, 2023	By:	/s/ ALESSANDRO MASELLI
Alessandro Maselli
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALESSANDRO MASELLI	President and Chief Executive Officer (Principal Executive Officer) and Director	6/12/2023
Alessandro Maselli

/s/ JOHN R. CHIMINSKI	Executive Chair and Director	6/12/2023
John R. Chiminski

/s/ MADHAVAN BALACHANDRAN	Director	6/12/2023
Madhavan Balachandran

/s/ MICHAEL J. BARBER	Director	6/12/2023
Michael J. Barber

/s/ J. MARTIN CARROLL	Director	6/12/2023
J. Martin Carroll

/s/ ROLF CLASSON	Director	6/12/2023
Rolf Classon

/s/ ROSEMARY A. CRANE	Director	6/12/2023
Rosemary A. Crane

/s/ JOHN J. GREISCH	Director	6/12/2023
John J. Greisch

/s/ CHRISTA KREUZBURG	Director	6/12/2023
Christa Kreuzburg

/s/ GREGORY T. LUCIER	Director	6/12/2023
Gregory T. Lucier

/s/ DONALD E. MOREL, JR.	Director	6/12/2023
Donald E. Morel, Jr.

/s/ JACK STAHL	Director	6/12/2023
Jack Stahl

/s/ KAREN FLYNN	Director	6/12/2023
Karen Flynn

/s/ RICKY HOPSON	Senior Vice President and Interim Chief Financial	6/12/2023
Ricky Hopson	Officer (Principal Financial Officer)

/s/ KAREN SANTIAGO	Vice President and Chief Accounting Officer	6/12/2023
Karen Santiago