Form 10-Q
period 2023-03-31
Catalent, Inc.
filed 2023-06-12
CIK 1596783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

On May 31, 2023, there were 180,271,741 shares of the Registrant's common stock, par value $0.01 per share, issued and outstanding.

CATALENT, INC.
Index to Form 10-Q
For the Three and Nine Months Ended March 31, 2023

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

Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include, but are not limited to, those summarized below, in addition to those described more fully (i) in Part II, “Item 1A. Risk Factors” and elsewhere in this report, (ii) from time to time in reports that we have filed or in the future may file with the Securities and Exchange Commission (the “SEC”), and (iii) under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on June 12, 2023, the “Amended Fiscal 2022 10-K”).

•Our ability to resolve productivity issues at three of our manufacturing facilities, the impact of such issues on product made at these facilities, the timing of recovering unproduced batches and resumption of normal activities at these facilities, and the impact of such issues on our results of operations and financial condition.
•The impact of higher-than-expected costs experienced at three of our manufacturing facilities on our results of operations and financial condition.
•The declining demand for various vaccines and treatments for the SARS-Co-V-2 strain of coronavirus and its variants (“COVID-19”) from both patients and governments around the world may affect sales of the COVID-19 products we manufacture.
•Our goodwill has been subject to impairment and may be subject to further impairment in the future, which could have a material adverse effect on our results of operations, financial condition and our future operating results.
•We participate in a highly competitive market, and increased competition may adversely affect our business.
•The demand for our offerings depends in part on our customers’ research and development and the clinical, regulatory and market success of their products.
•We may become subject to litigation, other proceedings and government investigations relating to us or our operations, and the ultimate outcome of any such matters may have an impact on our business, prospects, financial condition and results of operations.
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
•Our global operations are subject to economic and political risks, including risks resulting from continuing inflation, from disruptions to global supply chains, destabilization of a regional or national banking system, or from the Ukrainian-Russian war, which could affect the profitability of our operations or require costly changes to our procedures.
•Our business, financial condition, and operations may be adversely affected by global health developments.

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
•We provide services incorporating various advanced modalities, including protein, virus, and plasmid production and cell and gene therapies, and these modalities may involve to relatively new types of vaccines or modes of treatment that may be subject to changing public opinion, continuing research, and increased regulatory scrutiny, each of which may affect our customers' ability to conduct their businesses, or obtain regulatory approvals for their vaccines, treatments, or therapies, and thereby adversely affect these offerings.
•The size of our indebtedness and the obligations associated with our debt obligations could limit our ability to operate our business and to finance future operations or acquisitions that would enhance our growth.
•Our interest expense on our variable-rate debt may continue to increase if and to the extent that policymakers combat inflation through interest-rate increases on benchmark financial products.
•Our debt agreements contain restrictions that may limit our flexibility in conducting certain current and future operations.
•We may not be able to pay our indebtedness when it becomes due.
•Our current and potential future use of derivative financial instruments may expose us to economic losses in the event of price or currency fluctuations.
•We identified material weaknesses in our internal control over financial reporting. Failure to remediate these material weaknesses or any other material weakness that we may identify in the future could result in material misstatements in our financial statements or cause us to fail to meet our periodic reporting obligations.
•Our stock price has historically been and may continue to be volatile due to a variety of factors, including the perceived growth rate of our business or comparable businesses, the values that others pay to acquire comparable businesses, and rumors about potential business combinations.
•Because we have no plan to pay cash dividends on our common stock, par value $0.01 (the “Common Stock”) for the foreseeable future, receiving a return on an investment in our Common Stock may require a sale for a net price greater than was paid for it.
•Provisions in our organizational documents could delay or prevent a change of control.

We caution that the risks, uncertainties, and other factors referenced above may not contain all of the risks, uncertainties, and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits, or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct, or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this report apply only as of the date of this report or as of the date they were made and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by law.
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

PART I.    FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Catalent, Inc.
Consolidated Statements of Operations
(Unaudited; dollars in millions, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net revenue	$1,037	$1,273	$3,208	$3,515
Cost of sales	857	850	2,383	2,363
Gross margin	180	423	825	1,152
Selling, general, and administrative expenses	190	207	612	618
Gain on sale of subsidiary	—	—	—	(1)
Goodwill impairment charges	210	—	210	—
Other operating expense, net	15	5	40	25
Operating (loss) earnings	(235)	211	(37)	510
Interest expense, net	51	33	130	91
Other (income) expense, net	(4)	2	(2)	25
(Loss) earnings before income taxes	(282)	176	(165)	394
Income tax (benefit) expense	(55)	35	(19)	63
Net (loss) earnings	(227)	141	(146)	331
Less: Net earnings attributable to preferred shareholders	—	—	—	(15)
Net (loss) earnings attributable to common shareholders	$(227)	$141	$(146)	$316

Earnings per share:
Basic
Net (loss) earnings	$(1.26)	$0.78	$(0.81)	$1.81
Diluted
Net (loss) earnings	$(1.26)	$0.78	$(0.81)	$1.79

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited; dollars in millions)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net (loss) earnings	$(227)	$141	$(146)	$331
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	27	(22)	10	(54)
Pension and other post-retirement adjustments	—	1	—	2
Net change in marketable securities	2	(1)	4	(2)
Derivatives and hedges	(2)	17	12	21
Other comprehensive income (loss), net of tax	27	(5)	26	(33)
Comprehensive (loss) income	$(200)	$136	$(120)	$298

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc.
Consolidated Balance Sheets
(Unaudited; in millions, except share and per share data)

	March 31, 2023	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$252	$449
Trade receivables, net of allowance for credit losses of $29 and $29, respectively	1,049	1,051
Inventories	744	702
Prepaid expenses and other	693	626
Marketable securities	—	89
Total current assets	2,738	2,917
Property, plant, and equipment, net of accumulated depreciation of $1,540 and $1,347, respectively	3,671	3,127
Other assets:
Goodwill	3,023	3,006
Other intangibles, net	1,012	1,060
Deferred income taxes	42	49
Other long-term assets	344	349
Total assets	$10,830	$10,508

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$588	$31
Accounts payable	394	421
Other accrued liabilities	505	646
Total current liabilities	1,487	1,098
Long-term obligations, less current portion	4,261	4,171
Pension liability	104	103
Deferred income taxes	119	197
Other liabilities	156	164
Commitment and contingencies (see Note 15)	—	—
Total liabilities	6,127	5,733
Shareholders' equity:
Common stock, $0.01 par value; 1.00 billion shares authorized at March 31, 2023 and June 30, 2022; 180 million and 179 million issued and outstanding at March 31, 2023 and June 30, 2022, respectively	2	2
Preferred stock, $0.01 par value; 100 million shares authorized at March 31, 2023 and June 30, 2022;0 shares issued and outstanding at March 31, 2023 and June 30, 2022	—	—
Additional paid in capital	4,697	4,649
Retained earnings	372	518
Accumulated other comprehensive loss	(368)	(394)
Total shareholders' equity	4,703	4,775
Total liabilities and shareholders' equity	$10,830	$10,508

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc.
Consolidated Statement of Changes in Shareholders' Equity
(Unaudited; dollars in millions, except share data in thousands)

Three Months Ended March 31, 2023

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Redeemable Preferred Stock
Balance at December 31, 2022	179,988	$2	$4,686	$599	$(395)	$4,892	$—
Share issuances related to stock- based compensation	169	—	—	—	—	—	—
Stock-based compensation	—	—	6	—	—	6	—
Exercise of stock options	—	—	3	—	—	3	—
Employee stock purchase plan	—	—	2	—	—	2	—
Net loss	—	—	—	(227)	—	(227)	—
Other comprehensive income, net of tax	—	—	—	—	27	27	—
Balance at March 31, 2023	180,157	$2	$4,697	$372	$(368)	$4,703	$—

Three Months Ended March 31, 2022

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Redeemable Preferred Stock
Balance at December 31, 2021	179,050	$2	$4,615	$209	$(345)	$4,481	$—
Share issuances related to stock- based compensation	97	—	—	—	—	—	—
Stock-based compensation	—	—	10	—	—	10	—
Exercise of stock options	—	—	2	—	—	2	—
Employee stock purchase plan	—	—	3	—	—	3	—
Net earnings	—	—	—	141	—	141	—
Other comprehensive loss, net of tax	—	—	—	—	(5)	(5)	—
Balance at March 31, 2022	179,147	$2	$4,630	$350	$(350)	$4,632	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc.
Consolidated Statement of Changes in Shareholders' Equity
(Unaudited; dollars in millions, except share data in thousands)

Nine Months ended March 31, 2023

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Redeemable Preferred Stock
Balance at June 30, 2022	179,302	$2	$4,649	$518	$(394)	$4,775	$—
Share issuances related to stock- based compensation	855	—	—	—	—	—	—
Stock-based compensation	—	—	35	—	—	35	—
Exercise of stock options	—	—	4	—	—	4	—
Employee stock purchase plan	—	—	9	—	—	9	—
Net loss	—	—	—	(146)	—	(146)	—
Other comprehensive income, net of tax	—	—	—	—	26	26	—
Balance at March 31, 2023	180,157	$2	$4,697	$372	$(368)	$4,703	$—

Nine Months Ended March 31, 2022

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Redeemable Preferred Stock
Balance at June 30, 2021	170,549	$2	$4,205	$25	$(317)	$3,915	$359
Share issuances related to stock- based compensation	780	—	—	—	—	—	—
Conversion of redeemable preferred stock	7,818	—	362	—	—	362	(359)
Stock-based compensation	—	—	42	—	—	42	—
Cash paid, in lieu of equity, for tax withholding obligations	—	—	(9)	—	—	(9)	—
Exercise of stock options	—	—	21	—	—	21	—
Employee stock purchase plan	—	—	9	—	—	9	—
Preferred dividend ($12.50 per share of redeemable preferred stock)	—	—	—	(6)	—	(6)	—
Net earnings	—	—	—	331	—	331	—
Other comprehensive income, net of tax	—	—	—	—	(33)	(33)	—
Balance at March 31, 2022	179,147	$2	$4,630	$350	$(350)	$4,632	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc.
Consolidated Statements of Cash Flows
(Unaudited; dollars in millions)

	Nine Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(146)	$331
Adjustments to reconcile net earnings to net cash from operations:
Depreciation and amortization	308	278
Goodwill impairment charges	210	—
Non-cash foreign currency transaction (gain) loss, net	(6)	25
Non-cash restructuring charges	18	—
Amortization of debt issuance costs	6	5
Impairments charges and loss/gain on sale of assets, net	4	21
Gain on sale of subsidiary	—	(1)
Financing-related charges	—	4
Gain on derivative instrument	—	(2)
Stock-based compensation	35	42
(Benefit from) provision for deferred income taxes	(69)	13
Provision for bad debts and inventory	99	14
Change in operating assets and liabilities:
Decrease in trade receivables	18	60
Increase in inventories	(135)	(93)
Decrease in accounts payable	(39)	(34)
Other assets/accrued liabilities, net—current and non-current	(245)	(293)
Net cash provided by operating activities	58	370
CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property, equipment, and other productive assets	(455)	(425)
Proceeds from maturity of (purchase of) marketable securities	89	(25)
Proceeds from sale of property and equipment	8	—
Settlement on sale of subsidiaries, net	—	(3)
Payment for acquisitions, net of cash acquired	(474)	(1,033)
Payment for investments	(2)	(4)
Net cash used in investing activities	(834)	(1,490)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing	715	1,100
Payments related to long-term obligations	(176)	(72)
Financing fees paid	(4)	(15)
Dividends paid	—	(4)
Cash paid, in lieu of equity, for tax-withholding obligations	—	(9)
Exercise of stock options	4	21
Other financing activities	33	9
Net cash provided by financing activities	572	1,030
Effect of foreign currency exchange on cash and cash equivalents	7	(20)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(197)	(110)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	449	896
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$252	$786
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$145	$93
Income taxes paid, net	$83	$40
Non-cash purchase of property, equipment, and other productive assets	$8	$50
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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending June 30, 2023. The consolidated balance sheet at June 30, 2022 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information on the Company's accounting policies and footnotes, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022 (as amended by Amendment No.1 on Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”) on June 12, 2023, the “Amended Fiscal 2022 10-K”).
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
Revision of Previously Issued Financial Statements

In connection with the preparation of its consolidated financial statements as of and for the three and nine months ended March 31, 2023, the Company identified an immaterial prior period error related to the recognition of revenue in its previously issued consolidated financial statements.

In accordance with SAB No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” and as described further in Note 2, Revisions of Previously Issued Financial Statements, the Company evaluated the error and determined that the related impacts were not material to its financial statements for the prior annual period when they occurred, but that correcting the the error would be significant to the Company's results of operations for the three and nine months ended March 31, 2023. Accordingly, the Company has revised previously reported financial information for such immaterial error. A summary of revisions to certain previously reported financial information presented herein for comparative purposes is included in Note 2, Revisions of Previously Issued Financial Statements.

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
Concentrations of Credit Risk and Major Customers
Concentration of credit risk, with respect to accounts receivable, is limited due to the large number of customers and their dispersion across different geographic areas. The customers are primarily concentrated in the pharmaceutical, biopharmaceutical and consumer products industries. The Company does not normally require collateral or any other security to support credit sales. The Company performs ongoing credit evaluations of its customers’ financial conditions and maintains reserves for credit losses. Such losses historically have been within the Company’s expectations.
As of March 31, 2023 and June 30, 2022, the Company had one customer that represented 23% and 14%, respectively, of its aggregate net trade receivables and current contract asset values, primarily associated with the Company's Biologics segment. After performing a risk assessment of this customer, the Company has determined that a reserve is not warranted as of March 31, 2023. Additionally, the Company had two customers in its Biologics segment that each that represented approximately 11% of consolidated net revenue during the three months ended March 31, 2023. These same two customers represented 9% and 5% of net revenue in the three months ended March 31, 2022.
Depreciation
Depreciation expense was $72 million and $66 million for the three months ended March 31, 2023 and 2022, respectively. Depreciation expense was $207 million and $188 million for the nine months ended March 31, 2023 and 2022, respectively. Depreciation expense includes amortization of assets related to finance leases. The Company charges repairs and maintenance costs to expense as incurred.
Amortization
Amortization expense related to other intangible assets was $34 million and $33 million for the three months ended March 31, 2023 and 2022, respectively. Amortization expense related to other intangible assets was $101 million and $90 million for the nine months ended March 31, 2023 and 2022, respectively.
Research and Development Costs
The Company expenses research and development costs as incurred. Research and development costs amounted to $4 million and $6 million for the three months ended March 31, 2023 and 2022, respectively. Research and development costs amounted to $13 million and $18 million for the nine months ended March 31, 2023 and 2022, respectively.
Marketable Securities

The Company classifies its marketable securities as available-for-sale, because it may sell certain of its marketable securities prior to the stated maturity for various reasons, including management of liquidity, credit risk, duration, relative return, and asset allocation. The Company determines the fair value of each marketable security in its portfolio at each period end and recognizes gains and losses in the portfolio in other comprehensive income. As of March 31, 2023, all of the

Company's outstanding marketable securities had matured. The amortized cost basis of all previously owned marketable securities approximated fair value and all previously outstanding marketable securities matured within one year.
Recent Financial Accounting Standards
New Accounting Standards Not Adopted as of March 31, 2023

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

2.    REVISIONS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As described in the Amended Fiscal 2022 10-K, in preparing the consolidated financial statements for the three and nine months ended March 31, 2023, the Company identified a $26 million error related to the over-recognition of revenue in the consolidated financial statements it issued with respect to its fiscal year ended June 30, 2022. This error resulted from the misapplication of the contract modification guidance in accordance with ASC 606, Revenue from Contracts with Customers, related to one of the Company’s customer arrangements. The Company assessed the materiality of the error both quantitatively and qualitatively and determined this error to be immaterial to those consolidated financial statements. However, the Company concluded that the effect of correcting the error in the quarter ended March 31, 2023 would materially misstate the Company’s unaudited consolidated financial statements for the three and nine months ended March 31, 2023 and, accordingly, determined that it was necessary to revise the consolidated financial statements it previously issued with respect to the fiscal year ended June 30, 2022.

The following tables reflect the impact of this revision on the Company’s consolidated balance sheet as of June 30, 2022:

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
Some arrangements may include lease components which are evaluated under ASC 842, Leases.
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

Beginning in the third quarter of fiscal 2023, the Company began recognizing commercial revenue for certain Biologics arrangements that have a significantly long manufacturing cycle, and for which the customer exercises control over the product throughout the manufacturing process. For these arrangements, revenue is recognized over time and progress is measured using an input method based on effort expended, which provides an appropriate depiction of the Company’s progress toward fulfilling its performance obligation.

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
The following tables reflect net revenue for the three and nine months ended March 31, 2023 and 2022, by type of activity and reportable segment (in millions):

Three Months Ended March 31, 2023	Biologics	Pharma and Consumer Health	Total
Manufacturing & commercial product supply	$133	$349	$482
Development services & clinical supply(1)	342	214	556
Total	$475	$563	$1,038
Inter-segment revenue elimination			(1)
Combined net revenue			$1,037

Three Months Ended March 31, 2022	Biologics	Pharma and Consumer Health	Total
Manufacturing & commercial product supply	$200	$368	$568
Development services & clinical supply	500	206	706
Total	$700	$574	$1,274
Inter-segment revenue elimination			(1)
Combined net revenue			$1,273

Nine Months Ended March 31, 2023	Biologics	Pharma and Consumer Health	Total
Manufacturing & commercial product supply	$303	$1,027	$1,330
Development services & clinical supply(1)	1,275	605	1,880
Total	$1,578	$1,632	$3,210
Inter-segment revenue elimination			(2)
Combined net revenue			$3,208

Nine Months Ended March 31, 2022	Biologics	Pharma and Consumer Health	Total
Manufacturing & commercial product supply	$503	$1,042	$1,545
Development services & clinical supply	1,386	587	1,973
Total	$1,889	$1,629	$3,518
Inter-segment revenue elimination			(3)
Combined net revenue			$3,515

The following table allocates revenue by the location where the goods were made or the service performed:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2023	2022	2023	2022
United States	$685	$847	$2,117	$2,270
Europe	$306	373	936	1,095
Other	$79	80	249	235
Elimination of revenue attributable to multiple locations	$(33)	(27)	(94)	(85)
Total	$1,037	$1,273	$3,208	$3,515

Contract Liabilities
Contract liabilities relate to cash consideration that the Company receives in advance of satisfying the related performance obligations. The contract liabilities balances (current and non-current) as of March 31, 2023 and June 30, 2022 are as follows:

(Dollars in millions)
Balance at June 30, 2022	$220
Balance at March 31, 2023	$212
Revenue recognized in the period from amounts included in contracts liability at the beginning of the period:	$(120)

Contract liabilities that will be recognized within 12 months of March 31, 2023 are accounted for in Other accrued liabilities and those that will be recognized longer than 12 months after March 31, 2023 are accounted for in Other liabilities.

Contract Assets
Contract assets primarily relate to the Company's conditional right to receive consideration for services that have been performed for customers as of March 31, 2023 relating to the Company's development services but had not yet been invoiced as of March 31, 2023. Contract assets are transferred to trade receivables, net when the Company’s right to receive the consideration becomes unconditional. Contract assets totaled $505 million and $441 million as of March 31, 2023 and June 30, 2022, respectively. Contract assets expected to transfer to trade receivables within 12 months are accounted for within Prepaid expenses and other. Contract assets expected to transfer to trade receivables longer than 12 months are accounted for within Other long-term assets.
As of March 31, 2023, the Company's aggregate contract asset balance increased $64 million or 15% compared to June 30, 2022. The majority of this increase is related to large development and commercial programs in the Biologics segment, such as manufacturing and development services for gene therapy offerings, where revenue is recorded over time and the ability to invoice customers is dictated by contractual terms. As of March 31, 2023, the Company recorded no reserve against its aggregate contract asset balance.
Performance Obligations

Remaining performance obligations represent firm orders for future development services as well as manufacturing and commercial product supply, including minimum volume commitments, for which there are incomplete performance obligations for work not yet completed under executed contracts. Remaining performance obligations as of March 31, 2023 were $342 million. The Company expects to recognize approximately 21% of the remaining performance obligations in existence as of March 31, 2023 after June 30, 2024.
4.    BUSINESS COMBINATIONS
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

The preliminary purchase price allocation to assets acquired and liabilities assumed in the transaction, subject to finalization, is as follows:

(Dollars in millions)	Preliminary Purchase Price Allocation
Trade receivables, net	$15
Inventories	5
Property, plant, and equipment	195
Other intangibles, net	52
Current liabilities	(9)
Goodwill	216
Total assets acquired and liabilities assumed	$474
The carrying value of trade receivables, inventory, and trade payables, as well as certain other current and non-current assets and liabilities generally represented the fair value at the date of acquisition.
Other intangibles, net consists of customer relationships of $52 million, which were valued using the multi-period, excess-earnings method, a method that values the intangible asset using the present value of the after-tax cash flows attributable to the intangible asset only. The significant assumptions used in developing the valuation included the estimated annual net cash flows (including application of an appropriate margin to forecasted revenue, selling and marketing costs, return on working capital, contributory asset charges, and other factors), the discount rate that appropriately reflects the risk inherent in each future cash flow stream, and an assessment of the asset’s life cycle, as well as other factors. The assumptions used in the financial forecasts were based on historical data, supplemented by current and anticipated growth rates, management plans, and market-comparable information. Fair-value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. Preliminary assumptions may change and may result in significant changes to the final valuation. The customer relationship intangible asset has a weighted average useful life of 12 years.

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

Results of the business acquired were not material to the Company's consolidated statement of operations, financial position, or cash flows for the three and nine months ended March 31, 2023.

Bettera Holdings, LLC Acquisition

In October 2021, the Company acquired 100% of the equity interest in Bettera Holdings, LLC (“Bettera Wellness”) for approximately $1 billion. Bettera Wellness is a manufacturer of nutraceuticals and nutritional supplements in gummy, soft chew, and lozenge delivery formats.

5.    GOODWILL
The following table summarizes the changes between June 30, 2022 and March 31, 2023 in the carrying amount of goodwill in total and by segment:

(Dollars in millions)	Biologics	Pharma and Consumer Health	Total
Balance at June 30, 2022 (1)	$1,535	$1,471	$3,006
Additions(2)	—	216	216
Reallocation	16	(16)	—
Foreign currency translation adjustments	7	4	11
Impairment	—	(210)	(210)
Balance at March 31, 2023	$1,558	$1,465	$3,023

(1) As of result of the organizational realignments effective July 1, 2022, (described in Note 1, Basis of Presentation and Summary of Significant Accounting Policies), the beginning balance presentation has been reclassified to conform with the current period reportable segments. All changes as a result of the organizational realignments are captured in the row labeled "reallocation."

(2) The addition to goodwill is a result of the Metrics acquisition. For further details, see Note 4, Business Combinations.
As part of the business reorganization discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, the goodwill from the previous Biologics, Softgel and Oral Technologies, Oral and Specialty Delivery, and Clinical Supply Services segments was reallocated between the current Biologics and Pharma and Consumer Health segments.
Goodwill Impairment Charges
The Company assessed the current and future economic outlook as of March 31, 2023 for its reporting units in its Pharma and Consumer Health and Biologics segments and identified an indicator for impairment of the goodwill previously recorded for one of the reporting units in its Pharma and Consumer Health segment. The evaluation began with a qualitative assessment of each reporting unit to determine if it was more likely than not that the fair value of the reporting unit was less than its carrying value. The qualitative assessment did not indicate that it was more likely than not that the fair value exceeded the carrying value in its Consumer Health reporting unit, which led to a quantitative assessment for each of the Company's reporting units.

The Company estimated the fair value of its reporting units using a combination of the income and market approaches. In performing the goodwill impairment test, the Company used a long-term revenue growth rate of 3% and discount rates ranging from 9% to 10.50% in its estimation of fair value. The evaluation performed resulted in an impairment charge of $210 million with respect to the Consumer Health reporting unit.
While the Company believes the assumptions it used were reasonable and commensurate with the views of a market participant, changes in key assumptions, including increasing the discount rate, lowering forecasts for revenue and operating margin or lowering the long-term growth rate could lead to the conclusion that an additional impairment was appropriate.

6.    LONG-TERM OBLIGATIONS AND SHORT-TERM BORROWINGS
Long-term obligations and short-term borrowings consisted of the following at March 31, 2023 and June 30, 2022:

(Dollars in millions)	Maturity	March 31, 2023	June 30, 2022
Senior secured credit facilities
Term loan facility B-3 (6.813% as of March 31, 2023)	February 2028	$1,422	$1,433
Revolving credit facility (1) (7.538% as of March 31, 2023)	November 2027	550	—
5.000% senior notes due 2027	July 2027	500	500
2.375% Euro senior notes due 2028(2)	March 2028	895	874
3.125% senior notes due 2029	February 2029	550	550
3.500% senior notes due 2030	April 2030	650	650
Financing lease obligations	2023 to 2038	297	234
Other obligations(3)	2023 to 2028	26	2
Unamortized discount and debt issuance costs		(41)	(41)
Total debt		$4,849	$4,202
Less: current portion of long-term obligations and other short-term borrowings (1)		588	31
Long-term obligations, less current portion		$4,261	$4,171
(1)    During the nine months ended March 31, 2023, the Company drew down $715 million on its revolving credit facility to supplement operating cash flows and fund the Metrics acquisition, of which $165 million was repaid during the nine months ended March 31, 2023. The Company has elected to classify the borrowing on its revolving credit facility as current as it intends to repay a portion of the borrowing using cash flows from operations and/or refinance the borrowing within the next twelve months.
(2)    The change in the carrying value of this euro-denominated debt was due to fluctuations in foreign currency exchange rates.
(3)    The increase in other obligations is associated with $24 million in proceeds from a failed sale-leaseback transaction that occurred in the three months ended March 31, 2023.
Seventh Amendment to the Credit Agreement

In November 2022, Operating Company entered into Amendment No. 7 (the “Seventh Amendment”) to its Amended and Restated Credit Agreement, dated May 20, 2014 (as subsequently amended, the “Credit Agreement”). Pursuant to the Seventh Amendment, Operating Company (i) terminated its existing revolving credit commitments (and the related outstanding revolving borrowings), which is part of its senior secured credit facilities, and (ii) obtained $1.10 billion aggregate amount of new revolving credit commitments, borrowing thereunder an amount equal to the previously outstanding borrowings under the terminated commitments (as amended, the “Revolving Credit Facility”). The Revolving Credit Facility has an interest rate margin, at Operating Company’s option, based on a (1) prime rate, plus a margin ranging from 0.750% to 1.250% based on Operating Company’s consolidated leverage ratio or (2) Secured Overnight Financing Rate, plus 0.100%, plus a margin ranging from 1.750% to 2.250% based on Operating Company’s consolidated leverage ratio. The Revolving Credit Facility has a maturity date that is the earlier of (A) five years after November 22, 2022, and (B) the 91st day prior to the maturity of Operating Company’s $500 million 5.000% senior unsecured notes due 2027 (the “2027 Notes”) or any permitted refinancing thereof, if on such 91st day, any of the 2027 Notes remains outstanding. Otherwise, the Revolving Credit Facility under the Seventh Amendment has the same principal terms as the previously existing revolving credit commitments under the Credit Agreement.
The Credit Agreement also contains change-of-control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of March 31, 2023, we were in compliance with all material covenants under the Credit Agreement.

In addition to outstanding borrowings under the Revolving Credit facility, the available capacity under the Revolving Credit Facility is further reduced by the aggregate value of all outstanding letters of credit under the Credit Agreement. As of March 31, 2023, Operating Company had $546 million of unutilized capacity under the Revolving Credit Facility, due to $550 million in short-term borrowings outstanding and $4 million of outstanding letters of credit.
Measurement of the Estimated Fair Value of Debt

The estimated fair value of the Company’s senior secured credit facilities and other senior indebtedness is classified as a Level 2 determination (see Note 11, Fair Value Measurements, for a description of the method by which fair value classifications are determined) in the fair-value hierarchy and is calculated by using a discounted cash flow model with a market interest rate as a significant input. The carrying amounts and the estimated fair values of the Company’s principal categories of debt as of March 31, 2023 and June 30, 2022 are as follows:

		March 31, 2023		June 30, 2022
(Dollars in millions)	Fair Value Measurement	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
5.000% senior notes due 2027	Level 2	$500	$493	$500	$483
2.375% Euro senior notes due 2028	Level 2	895	823	874	744
3.125% senior notes due 2029	Level 2	550	500	550	476
3.500% senior notes due 2030	Level 2	650	598	650	561
Senior secured credit facilities & other	Level 2	2,295	2,079	1,669	1,575
Subtotal		$4,890	$4,493	$4,243	$3,839
Unamortized discount and debt issuance costs		(41)	—	(41)	—
Total debt		$4,849	$4,493	$4,202	$3,839

7.    (LOSS) EARNINGS PER SHARE
Effective as of the first quarter of fiscal 2023, the Company computes earnings per share of the Company’s common stock, par value $0.01 (the “Common Stock”) using the treasury stock method. Prior to fiscal 2023, the Company computed earnings (loss) per share of the Common Stock using the two-class method required due to the participating nature of the previously outstanding Series A Preferred Stock (as defined and discussed in Note 14, Equity and Accumulated Other Comprehensive Loss).
Diluted net (loss) earnings per share is computed using the weighted average number of shares of Common Stock outstanding plus the weighted average number of shares of Common Stock that would be issued assuming exercise or conversion of all potentially dilutive instruments. Dilutive securities having an anti-dilutive effect on diluted net earnings per share are excluded from the calculation. The dilutive effect of the securities that are issuable under the Company’s equity incentive plans are reflected in diluted earnings per share by application of the treasury stock method. Prior to fiscal 2023, the Company applied the if-converted method to compute the potentially dilutive effect of the previously outstanding Series A Preferred Stock. The reconciliations between basic and diluted earnings per share attributable to Catalent common shareholders for the three and nine months ended March 31, 2023 and 2022, respectively, are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions except per share data)	2023	2022	2023	2022
Net (loss) earnings	$(227)	$141	$(146)	$331
Less: Net earnings attributable to preferred shareholders	—	—	—	(15)
Net (loss) earnings attributable to common shareholders	$(227)	$141	$(146)	$316

Weighted average shares outstanding - basic	181	180	180	176
Weighted average dilutive securities issuable - stock plans	—	1	—	1
Weighted average shares outstanding - diluted	181	181	180	177

(Loss) earnings per share:
Basic	$(1.26)	$0.78	$(0.81)	$1.81
Diluted	$(1.26)	$0.78	$(0.81)	$1.79

The Company's formerly outstanding Series A Preferred Stock was deemed a participating security, meaning that it had the right to participate in undistributed earnings with the Company's Common Stock. On November 23, 2020, the holders of Series A Preferred Stock converted 265,223 shares of Series A Preferred Stock and $2 million of unpaid accrued dividends into shares of Common Stock. On November 18, 2021, the holders of Series A Preferred Stock converted the remaining 384,777 shares of Series A Preferred Stock and $2 million of unpaid accrued dividends into shares of Common Stock.

Shares with an antidilutive effect on the weighted average shares outstanding for the three and nine months ended March 31, 2023 and 2022 were not material.

8.    OTHER (INCOME) EXPENSE, NET
The components of other expense, net for the three and nine months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2023	2022	2023	2022
Debt financing costs (1)	$—	$—	$—	$4
Foreign currency (gains) losses (2)	(4)	4	(5)	28
Other (3)	—	(2)	3	(7)
Total other (income) expense, net	$(4)	$2	$(2)	$25

(1)    Debt financing costs for the nine months ended March 31, 2022 includes $4 million of financing charges related to the $450 million aggregate principal amount of U.S. dollar-denominated term loans borrowed in that period under the Company’s senior secured credit facilities (together with all of the remaining U.S. dollar-denominated term loans outstanding, the “Term B-3 Loans”).
(2)    Foreign currency remeasurement gains/losses include both cash and non-cash transactions.
(3)    Other, for the nine months ended March 31, 2022, includes a gain of $2 million related to the fair value of the derivative liability associated with the formerly outstanding Series A Preferred Stock.
9.     RESTRUCTURING COSTS
From time to time, the Company implements plans to restructure certain operations, both domestically and internationally. The restructuring plans focused on various aspects of operations, including, among others, closing and consolidating certain manufacturing operations, rationalizing headcount and aligning operations in a strategic and more cost-efficient structure. In addition, the Company may incur restructuring charges in the future in cases where a material change in the scope of operation with its business occurs. Employee-related restructuring costs consist primarily of severance costs and also include outplacement services provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods. Facility exit and other such restructuring costs consist of equipment relocation costs and costs associated with planned facility expansions and closures to streamline Company operations.
During the three months ended December 31, 2022, the Company adopted plans to reduce costs, consolidate facilities, and optimize its infrastructure across the organization. In connection with these restructuring plans, the Company reduced its headcount by approximately 700 employees and incurred cumulative employee-related charges of approximately $18 million, primarily associated with cash severance programs through March 31, 2023.
Restructuring costs for the three and nine months ended March 31, 2023 and 2022 were recorded in Other Operating Expense in the Consolidated Statement of Operations.
The following table summarizes the charges recorded within restructuring costs:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2023	2022	2023	2022
Restructuring costs:
Employee-related reorganization	$4	$3	$18	$5
Facility exit and other costs	5	—	18	—
Total restructuring costs	$9	$3	$36	$5
The following table summarizes the charges recorded within restructuring costs by segment. These amounts are excluded from Segment EBITDA as described in Note 16, Segment Information.

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2023	2022	2023	2022
Restructuring costs:
Biologics	$7	$1	$25	$1
Pharma and Consumer Health	1	1	5	3
Non-segment (Corporate)	1	1	6	1
Total restructuring costs	$9	$3	$36	$5
10.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Risk Management Objective of Using Derivatives
The Company is exposed to fluctuations in the currency exchange rates applicable to its investments in operations outside the U.S. While the Company does not actively hedge against changes in foreign currency, the Company has mitigated exposure from its investments in its European operations by denominating a portion of its debt in euros. At March 31, 2023, the Company had euro-denominated debt outstanding of $895 million (U.S. dollar equivalent), which is designated and qualifies as a hedge against its net investment in its European operations. For non-derivatives designated and qualifying as net investment hedges, the effective portion of translation gains or losses are reported in accumulated other comprehensive loss as part of the cumulative translation adjustment. The unhedged portions of the euro-denominated debt translation gains or losses are reported in the consolidated statements of operations. The following table summarizes net investment hedge activity during the three and nine months ended March 31, 2023 and 2022.

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2023	2022	2023	2022
Unrealized foreign exchange gain (loss) within other comprehensive income	$(16)	$28	$(20)	$90
Unrealized foreign exchange gain (loss) within statement of operations	$—	$—	$—	$(11)
The net accumulated gain on the instrument designated as a hedge as of March 31, 2023 within other comprehensive loss was approximately $107 million. Amounts are reclassified out of accumulated other comprehensive loss into earnings when the entity to which the gains and losses relate is either sold or substantially liquidated.
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
The 2021 Rate Swap qualifies for and is designated as a cash-flow hedge. The Company evaluates hedge effectiveness at the inception of the hedge and on an ongoing basis. The cash flows associated with the 2021 Rate Swap is reported in cash provided by operating activities in the consolidated statements of cash flows. The unrealized gain recorded in stockholder's equity from marking the 2021 Rate Swap to market during the nine months ended March 31, 2023 was $15 million.

A summary of the estimated fair value of the 2021 Rate Swap reported in the consolidated balance sheets is stated in the table below:

	March 31, 2023		June 30, 2022
(Dollars in millions)	Balance Sheet Classification	Estimated Fair Value	Balance Sheet Classification	Estimated Fair Value
Interest-rate swap	Other long-term assets	$51	Other long-term assets	$36

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
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification as of the end of each reporting period. The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis and the fair value measurement for such assets and liabilities at March 31, 2023 and June 30, 2022:

(Dollars in millions)	Basis of Fair Value Measurement
March 31, 2023	Total	Level 1	Level 2	Level 3
Assets:
Interest-rate swap	$51	$—	$51	$—
Trading securities	1	1	—	—

June 30, 2022
Assets:
Marketable securities	$89	$89	$—	$—
Interest-rate swap	36	—	36	—
Trading securities	2	2	—	—
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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Long-lived assets, goodwill, and other intangible assets are subject to non-recurring fair value measurement for the evaluation of potential impairment. The carrying value of the Consumer Health reporting unit approximates its fair value as of March 31, 2023 following the impairment charge. Other than valuation of the Consumer Health reporting unit, there was no non-recurring fair value measurement during the nine months ended March 31, 2023.
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

ASC 740 provides guidance for the accounting of uncertain income tax positions recognized in the Company's tax filings. This guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that, based on technical merits, the position will be sustained upon examination, including resolution of any related appeal or litigation process. As of March 31, 2023 and June 30, 2022, the Company’s reserve against uncertain income tax positions was $2 million and $5 million, respectively. The reduction during the quarter is attributable both the favorable settlement of an international audit examination and the expiration of the statute of limitations on certain of the reserves. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

The Company recorded a benefit for income taxes for the three months ended March 31, 2023 of $55 million relative to loss before income taxes of $282 million. The Company recorded a provision for income taxes for the three months ended March 31, 2022 of $35 million relative to earnings before income taxes of $176 million. The income tax benefit for the quarter is primarily the result of a deferred tax benefit resulting from the impairment of goodwill during the quarter and certain discrete income tax benefits. This income tax benefit was partially reduced by unfavorable permanent tax adjustments that were fixed and not impacted by the reduced pretax earnings. Discrete items recognized during the quarter include a favorable audit settlement and equity related compensation tax benefits. The quarterly provision was also impacted by the geographic distribution of the Company's pretax income resulting from our business mix, changes in the tax impact of permanent differences, restructuring, special items, certain equity related compensation, and other discrete tax items that may have unique tax implications depending on the nature of the item.

The Company recorded a benefit for income taxes for the nine months ended March 31, 2023 of $19 million relative to loss before income taxes of $165 million. The Company recorded a provision for income taxes for the nine months ended March 31, 2022 of $63 million relative to earnings before income taxes of $394 million. The current year income tax benefit is primarily the result of a deferred tax benefit resulting from the impairment of goodwill during the quarter and certain discrete income tax benefits that included a favorable audit settlement and equity related compensation benefits. This income tax benefit was partially offset by unfavorable permanent tax adjustments that were fixed and not impacted by the reduced pretax earnings and pretax losses in tax jurisdictions where the Company may not recognize a tax benefit. The nine-month provision was also impacted by changes in the geographic distribution of the Company's pretax income resulting from our business mix, the unfavorable impact of permanent differences, restructuring, special items, certain equity related compensation, and other discrete tax items that may have unique tax implications depending on the nature of the item.

13.    EMPLOYEE RETIREMENT BENEFIT PLANS
Components of the Company’s net periodic benefit costs are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2023	2022	2023	2022
Components of net periodic benefit cost:
Selling, general, and administrative expenses:
Service cost	$1	$1	$3	$3
Other expense, net:
Interest cost	3	1	7	3
Expected return on plan assets	(2)	(2)	(6)	(7)
Amortization (1)	—	1	—	3
Net amount recognized	$2	$1	$4	$2
(1) Amount represents the amortization of unrecognized actuarial losses.
As previously disclosed, the Company notified the trustees of a multi-employer pension plan of its withdrawal from participation in such plan in fiscal 2012. The actuarial review process administered by the plan trustees ended in fiscal 2015. The liability reported reflects the present value of the Company’s expected future long-term obligations. The estimated discounted value of the projected contributions related to such plans was $38 million as of March 31, 2023 and June 30, 2022, and is included within pension liability on the consolidated balance sheets. The annual cash impact associated with the Company’s obligations in such plan is approximately $2 million.
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
Accumulated Other Comprehensive Loss
The components of the changes in the cumulative translation adjustment, derivatives and hedges, minimum pension liability, and marketable securities for the three and nine months ended March 31, 2023 and 2022 are presented below.

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2023	2022	2023	2022
Foreign currency translation adjustments:
Net investment hedge	$(16)	$28	$(20)	$90
Long-term intercompany loans	9	(8)	(1)	(15)
Translation adjustments	31	(36)	26	(109)
Total foreign currency translation adjustment, pretax	24	(16)	5	(34)
Tax (benefit) expense	(3)	6	(5)	20
Total foreign currency translation adjustment, net of tax	$27	$(22)	$10	$(54)

Net change in derivatives and hedges:
Net (loss) gain recognized during the period	$(3)	$23	$15	$28
Total derivatives and hedges, pretax	(3)	23	15	28
Tax (benefit) expense	(1)	6	3	7
Net change in derivatives and hedges, net of tax	$(2)	$17	$12	$21

Net change in minimum pension liability:
Net gain recognized during the period	$—	$1	$—	$2
Total pension liability, pretax	—	1	—	2
Tax benefit	—	—	—	—
Net change in minimum pension liability, net of tax	$—	$1	$—	$2

Net change in marketable securities:
Net gain (loss) recognized during the period	$—	$(2)	$1	$(3)
Amounts reclassified from accumulated other comprehensive loss	2	—	4	—
Net change in marketable securities, pretax	2	(2)	5	(3)
Tax (benefit) expense	—	$(1)	1	$(1)
Net change in marketable securities, net of tax	$2	$(1)	$4	$(2)

For the three months ended March 31, 2023 and 2022, the changes in accumulated other comprehensive loss, net of tax by component are as follows:

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Liability Adjustments	Derivatives and Hedges	Marketable Securities	Other	Total
Balance at December 31, 2022	$(395)	$(38)	$41	$(2)	$(1)	$(395)
Other comprehensive income (loss) before reclassifications	27	—	(2)	—	—	25
Amounts reclassified from accumulated other comprehensive loss	—	—	—	2	—	2
Net current period other comprehensive income (loss)	27	—	(2)	2	—	27
Balance at March 31, 2023	$(368)	$(38)	$39	$—	$(1)	$(368)

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Liability Adjustments	Derivatives and Hedges	Marketable Securities	Other	Total
Balance at December 31, 2021	$(300)	$(46)	$4	$(2)	$(1)	$(345)
Other comprehensive (loss) income before reclassifications	(22)	—	17	(1)	—	(6)
Amounts reclassified from accumulated other comprehensive loss	—	1	—	—	—	1
Net current period other comprehensive (loss) income	(22)	1	17	(1)	—	(5)
Balance at March 31, 2022	$(322)	$(45)	$21	$(3)	$(1)	$(350)
For the nine months ended March 31, 2023 and 2022, the changes in accumulated other comprehensive loss, net of tax by component are as follows:

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Liability Adjustments	Derivatives and Hedges	Marketable Securities	Other	Total
Balance at June 30, 2022	$(378)	$(38)	$27	$(4)	$(1)	$(394)
Other comprehensive income before reclassifications	10	—	12	—	—	22
Amounts reclassified from accumulated other comprehensive loss	—	—	—	4	—	4
Net current period other comprehensive income	10	—	12	4	—	26
Balance at March 31, 2023	$(368)	$(38)	$39	$—	$(1)	$(368)

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Liability Adjustments	Derivatives and Hedges	Marketable Securities	Other	Total
Balance at June 30, 2021	$(268)	$(47)	$—	$(1)	$(1)	$(317)
Other comprehensive (loss) income before reclassifications	(54)	—	21	(2)	—	(35)
Amounts reclassified from accumulated other comprehensive loss	—	2	—	—	—	2
Net current period other comprehensive (loss) income	(54)	2	21	(2)	—	(33)
Balance at March 31, 2022	$(322)	$(45)	$21	$(3)	$(1)	$(350)
15.    COMMITMENTS AND CONTINGENCIES
Litigation

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business, including, without limitation, inquiries and claims concerning environmental contamination as well as litigation and allegations in connection with acquisitions, product liability, manufacturing or packaging defects, and claims for reimbursement for the cost of lost or damaged active pharmaceutical ingredients, the cost of any of which could be significant. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company’s consolidated financial statements. The Company records a liability in its consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability and the amount of loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss to the extent necessary for its consolidated financial statements not to be misleading. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the Company's consolidated financial statements. Any legal or other expenses associated with the litigation are accrued for as the expenses are incurred. The Company intends to vigorously defend itself against any such litigation and does not currently believe that the outcome of any such litigation will have a material adverse effect on the Company’s consolidated financial statements. In addition, the healthcare industry is highly regulated and government agencies continue to scrutinize certain practices affecting government programs and otherwise.

City of Warwick Retirement System Class Action

In February 2023, an alleged shareholder filed a Complaint styled City of Warwick Retirement System v. Catalent, Inc., et al., No. 23-cv-01108 in New Jersey federal court against the Company and three of its then-officers (collectively, the “Defendants”) purportedly on behalf of a putative “class” consisting of persons who purchased or otherwise acquired Company securities between August 30, 2021 and October 31, 2022, inclusive (the “Class Period”). The Complaint asserts claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended and the related regulations, alleging that, unbeknownst to investors, Defendants purportedly engaged in accounting and channel stuffing schemes to pad Catalent’s revenues and failed to disclose adverse facts that purportedly were known to or recklessly disregarded by Defendants. Specifically, the Complaint alleges that (i) Catalent overstated revenue and earnings by prematurely recognizing revenue in violation of U.S. GAAP; (ii) Catalent had material weaknesses in its internal controls over financial reporting related to revenue recognition; (iii) Catalent falsely represented demand for its products while it knowingly sold more product to its direct customers than could be sold to healthcare providers and end consumers; (iv) Catalent cut corners on safety and control procedures at key production facilities; (v) Catalent disregarded regulatory rules at key production facilities in order to rapidly produce excess inventory that was used to pad the Company’s financial results through premature revenue recognition in violation of U.S. GAAP or stuffing its direct customers with this excess inventory; and (vi) Defendants lacked a reasonable basis for their positive statements about the Company’s financial performance, outlook, and regulatory compliance during the Class Period. The Company believes that the allegations and claims set forth in the Complaint are without merit and intends to vigorously defend itself once the court names a lead plaintiff and the lead plaintiff files or designates an operative complaint.

Subpoenas and Requests for Information
From time to time, the Company receives subpoenas or requests for information relating to the business practices and activities of customers or suppliers from various governmental agencies or private parties, including from state attorneys general, the U.S. Department of Justice, and private parties engaged in patent infringement, antitrust, tort, and other litigation. The Company generally responds to such subpoenas and requests in a timely and thorough manner, which responses sometimes require considerable time and effort and can result in considerable costs being incurred.
16.    SEGMENT INFORMATION
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

The following tables include Segment EBITDA for each of the Company's current reportable segments during the three and nine months ended March 31, 2023 and 2022:

(Dollars in millions)	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Segment EBITDA reconciled to net (loss) earnings:
Biologics	$6	$218	$299	$584
Pharma and Consumer Health	125	144	368	390
Sub-Total	$131	$362	$667	$974
Reconciling items to net earnings
Unallocated costs (1)	(256)	(54)	(394)	(211)
Depreciation and amortization	(106)	(99)	(308)	(278)
Interest expense, net	(51)	(33)	(130)	(91)
Income tax expense	55	(35)	19	(63)
Net (loss) earnings	$(227)	$141	$(146)	$331
(1) Unallocated costs include restructuring and special items, stock-based compensation, gain on sale of subsidiary, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(Dollars in millions)	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Impairment charges and gain/loss on sale of assets(a)	$(6)	$(2)	$(4)	$(21)
Stock-based compensation	(6)	(10)	(35)	(42)
Restructuring and other special items(b)	(17)	(12)	(59)	(43)
Goodwill impairment charges(c)	(210)	—	(210)	—
Gain on sale of subsidiary(d)	—	—	—	1
Other income (expense), net(e)	4	(2)	2	(25)
Unallocated corporate costs, net	(21)	(28)	(88)	(81)
Total unallocated costs	$(256)	$(54)	$(394)	$(211)
(a)    Impairment charges and gain/loss on sale of assets during the nine months ended March 31, 2022 include fixed asset impairment charges associated with a product the Company no longer manufactures in its Pharma and Consumer Health segment.
(b)    Restructuring and other special items during the three months ended March 31, 2023 include (i) restructuring charges associated with plans to reduce costs, consolidate facilities, and optimize our infrastructure across the organization and (ii) transaction and integration costs associated with the Metrics acquisition. Restructuring and other special items for the nine months ended March 31, 2023 also includes warehouse exit costs for a product the Company no longer manufactures in its Pharma and Consumer Health segment. For further details on restructuring charges, see Note 9, Restructuring Costs.
Restructuring and other special items during the three months ended March 31, 2022 include (i) integration costs primarily associated with the Bettera Wellness acquisition and (ii) unrealized losses on venture capital investments. Restructuring and other special items during the nine months ended March 31, 2022 also include transaction and integration costs associated with the Delphi Genetics S.A., Hepatic Cell Therapy Support S.A., RheinCell Therapeutics GmbH acquisitions and the Acorda Therapeutics, Inc. transaction.
(c)    Goodwill impairment charges during the three and nine months ended March 31, 2023 was associated with the Company’s Consumer Health reporting unit. For further details, see Note 5, Goodwill.
(d)    Gain on sale of subsidiary for the nine months ended March 31, 2022 was due to the sale of the Company’s facility in Woodstock, Illinois and the associated business.

(e)    Other income (expense), net during the three and nine months ended March 31, 2023 and 2022 primarily includes foreign currency remeasurement losses/gains.

The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the consolidated financial statements.

(Dollars in millions)	March 31, 2023	June 30, 2022
Assets:
Biologics	$5,904	$5,770
Pharma and Consumer Health	4,847	4,356
Corporate and eliminations	79	382
Total assets	$10,830	$10,508

17. SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplemental balance sheet information at March 31, 2023 and June 30, 2022 is detailed in the following tables.
Inventories
Work-in-process and inventories include raw materials, labor, and overhead. Total inventories consist of the following:

(Dollars in millions)	March 31, 2023	June 30, 2022
Raw materials and supplies	$762	$651
Work-in-process	144	109
Total inventories, gross	906	760
Inventory cost adjustment (1)	(162)	(58)
Total inventories	$744	$702
(1) Increase in inventory cost adjustment is primarily associated with inventory write-offs resulting from the terminations of certain take-or-pay arrangements.
Prepaid expenses and other
Prepaid expenses and other consist of the following:

(Dollars in millions)	March 31, 2023	June 30, 2022
Prepaid expenses	$70	$61
Short-term contract assets	488	398
Spare parts supplies	24	22
Prepaid income tax	35	27
Non-U.S. value-added tax	35	48
Other current assets	41	70
Total prepaid expenses and other	$693	$626
Other accrued liabilities
Other accrued liabilities consist of the following:

(Dollars in millions)	March 31, 2023	June 30, 2022
Contract liabilities	$203	$211
Accrued employee-related expenses	132	198
Accrued expenses	111	140
Operating lease liabilities	11	14
Restructuring accrual	1	1
Accrued interest	24	32
Accrued income tax	23	50
Total other accrued liabilities	$505	$646

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

At the commencement of fiscal 2023, in connection with our change in Chief Executive Officer and Chief Operating Decision Maker, we adopted a new operating structure with two operating and reportable segments: (i) Biologics, and (ii) Pharma and Consumer Health. Our Biologics segment provides the same services as the segment we reported in fiscal 2022, with some organizational adjustments and the addition of analytical development and testing services for large molecules that we previously disclosed as part of our prior Oral and Specialty Delivery segment. The Biologics segment as reorganized provides development and manufacturing for biologic proteins; cell, gene, and other nucleic acid therapies; plasmid DNA; induced pluripotent stem cells (iPSCs); oncolytic viruses, and vaccines. It also provides formulation, development, and manufacturing for parenteral dose forms, including vials, prefilled syringes, and cartridges; and, as noted above, analytical development and testing services for large molecules. Our Pharma and Consumer Health segment, except as noted above, comprises the offerings of three of our prior reportable segments—Softgel and Oral Technologies, Oral and Specialty Delivery and Clinical Supply Services—and comprises the Company’s market-leading capabilities for complex oral solids, softgel formulations, Zydis® fast-dissolve technologies, and gummy, soft chew, and lozenge dosage forms; formulation, development, and manufacturing platforms for oral, nasal, inhaled, and topical dose forms; and clinical trial development and supply services. Prior-period segment results were reclassified to conform to the current period presentation.

The following discussion and analysis gives effect to the revisions of our previously reported consolidated financial statements discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies and Note 2, Revisions of Previously-Issued Financial Statements, which are part of the unaudited consolidated financial statements for the three and nine months ended March 31, 2023 (the “Consolidated Financial Statements”) located elsewhere in this Quarterly Report on Form 10-Q (the “Third Quarter Form 10-Q”).

Recent Developments

On April 14, 2023, we issued a press release (the “April Press Release”) providing a business update that, among other things, we experienced productivity issues and higher-than-expected costs at three of our facilities, including two of our largest manufacturing facilities, during our third fiscal quarter ended March 31, 2023 and that such issues and costs incurred would materially and adversely impact our financial results for our third fiscal quarter and our outlook for the remainder of the 2023 fiscal year.

One of the facilities that experienced productivity issues is our gene therapy manufacturing site located in Harmans, Maryland near the BWI airport (“BWI”), where our plans to increase capacity for a product during the third quarter in order to ramp production was slower than expected. During this ramp-up, certain operational challenges, significantly reduced the expected revenue in the third fiscal quarter associated with the site, and will also impact revenue previously expected in the fourth quarter.

Timely resolution of these issues was delayed by the necessity of focusing site resources on important regulatory inspections involving the BWI site, which were successfully completed. None of these issues is expected to adversely impact the quality or commercial launch quantities of any product made at BWI in light of, among other things, the level of “bright stock” on hand. However, revenue from the unproduced batches cannot be made up for in this fiscal year due to manufacturing capacity constraints. We expect to recover related revenue in the second half of calendar year 2023 (the first half of our 2024 fiscal year).

The April Press Release also announced that Ricky Hopson, who had been serving as our President, Division Head for Clinical Development & Supply, would assume the role of Senior Vice President and interim Chief Financial Officer, effective as of April 14, 2023 (the “Effective Date”), following the departure of Thomas Castellano as the Company’s Senior Vice

President and Chief Financial Officer on April 13, 2023, with immediate effect. Mr. Castellano’s departure was not due to any disagreement with us, our board of directors (the “Board of Directors”), or management. The change of officers was not reflective of any concern with our audited consolidated financial statements. In connection with Mr. Castellano’s departure, he also relinquished his role as principal financial officer and Mr. Hopson assumed the role of our principal financial officer as of the Effective Date.

On May 8, 2023, we issued a press release (the “May 8 Press Release”) announcing, among other things, a delay in the release of our third fiscal quarter results and that we anticipated filing a Form 12b-25, Notification of Late Filing, with the SEC (the “Form 12b-25”) no later than May 11, 2023. The May 8 Press Release also disclosed that we had identified significant issues with our forecasts and expected (i) to significantly reduce our fiscal 2023 net revenue and Adjusted EBITDA guidance by more than $400 million each and (ii) that our unaudited consolidated statement of operations and unaudited consolidated balance sheet would reflect a goodwill impairment of more than $200 million arising from our Consumer Health business, which is part of our Pharma and Consumer Health segment.

On May 11, 2023, we filed the Form 12b-25, which noted that we required additional time to complete our preparation and review of our unaudited consolidated financial statements and other disclosures in the Third Quarter Form 10-Q, and to complete our quarterly closing processes and procedures for the reasons discussed above and therein.

On May 19, 2023, we issued a press release (the “May 19 Press Release”) announcing, among other things, a further delay in the filing of the Third Quarter Form 10-Q and that we had received a notice (the “NYSE Notice”) from the New York Stock Exchange (the “NYSE”) that we were not in compliance with the NYSE’s continued listing requirements under the timely filing criteria established in Section 802.01E of the NYSE Listed Company Manual, because we did not timely file the Third Quarter Form 10-Q with the SEC.

Contemporaneous with the filing of this Third Quarter Form 10-Q, we filed the Amended Fiscal 2022 10-K, which reflected the correction of an error to the net revenue we previously reported for fiscal 2022. All fiscal 2022 amounts reported in this Item 2 reflect the updated amounts set forth in the Amended Fiscal 2022 10-K. In addition, Note 2, Revisions to Previously Issued Financial Statements in our Consolidated Financial Statements notes that certain prior-period amounts reported in unaudited consolidated financial statements we previously issued have been reclassified to correct certain immaterial adjustments not previously reflected. All fiscal 2023 amounts reported in this Item 2 reflect these updated amounts.

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
There was no material change to our critical accounting policies or in the underlying accounting assumptions and estimates from those described in our Amended Fiscal 2022 10-K.
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

In addition, we evaluate the performance of our segments based on segment earnings before non-controlling interests, other expense (income), impairments, restructuring costs, interest expense, income tax expense, and depreciation and amortization (“Segment EBITDA”). For a reconciliation of Segment EBITDA to net earnings, see Note 16, Segment Information to our Consolidated Financial Statements.
Use of Constant Currency
As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a constant-currency basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant-currency information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a constant-currency basis as one measure to evaluate our performance. In this Quarterly Report on Form 10-Q, we compute constant currency by calculating current period results using prior period foreign currency exchange rates. We generally refer to such amounts calculated on a constant-currency basis as excluding the impact of foreign currency exchange. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. GAAP. Results on a constant-currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.
Other Non-GAAP Measures
Organic revenue growth and Segment EBITDA growth are measures we use to explain the underlying results and trends in the business. Organic revenue growth and Segment EBITDA growth are measures used to show current period sales and profitability from existing operations. Organic revenue growth and Segment EBITDA growth exclude the impact of foreign currency exchange, acquisitions of operating or legal entities, and divestitures within the applicable periods. These measures should be considered in addition to, not as a substitute for, performance measures reported in accordance with U.S. GAAP. These measures, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.

Restructuring Program

The pharmaceutical contract manufacturing industry is labor intensive. In addition, we incur significant fixed costs for facilities and other infrastructure required to obtain, develop, manufacture, transport, store, and test our products. Therefore, relatively small changes in demand can have a significant impact on short-term profitability.

In the second quarter of fiscal 2023, we engaged in a restructuring effort, which reduced our cost structure, consolidated facilities, and optimized our infrastructure across the organization. In connection with these restructuring plans, during the nine months ended March 31, 2023, we reduced our headcount by approximately 700 employees and incurred $36 million of cumulative pre-tax employee separation and other restructuring related costs. As a result of our restructuring plans, we expect to deliver an annualized run-rate savings of $75 to $85 million.

For further details regarding restructuring costs, see Note 9, Restructuring Costs, to our Consolidated Financial Statements.
Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
The below tables summarize several financial metrics we use to measure performance for the three months ended March 31, 2023 and 2022. Refer to the discussions below regarding performance and use of key financial metrics.

Results for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 were as follows:

	Three Months Ended March 31,		FX Impact	Constant Currency Increase (Decrease)
(Dollars in millions)	2023	2022		Change $	Change %
Net revenue	$1,037	$1,273	$(20)	$(216)	(17)%
Cost of sales	857	850	(15)	22	3%
Gross margin	180	423	(5)	(238)	(56)%
Selling, general, and administrative expenses	190	207	(3)	(14)	(7)%
Goodwill impairment charges	210	—	—	210	*
Other operating expense, net	15	5	1	9	172%
Operating (loss) earnings	(235)	211	(3)	(443)	(210)%
Interest expense, net	51	33	—	18	53%
Other (income) expense, net	(4)	2	(2)	(4)	(200)%
(Loss) earnings before income taxes	(282)	176	(1)	(457)	(260)%
Income tax (benefit) expense	(55)	35	—	(90)	(259)%
Net (loss) earnings	$(227)	$141	$(1)	$(367)	(261)%
* Not meaningful
Change % calculations are based on amounts prior to rounding
Net Revenue

2023 vs. 2022
Year-Over-Year Change	Three Months Ended March 31,
Net Revenue
Organic	(19)%
Impact of acquisitions	2%
Constant-currency change	(17)%
Foreign currency translation impact on reporting	(2)%
Total % change	(19)%

Net revenue decreased $216 million, or 17%, excluding the impact of foreign exchange, compared to the three months ended March 31, 2022. Net revenue decreased 19% organically primarily due to a significant decline in demand for COVID-19 related programs, a decline in revenue from the manufacture of prescription products and a decline in demand for our consumer health products, primarily our wellness products, partially offset by growth in our clinical services and gene therapy offerings.

Growth in our gene therapy offerings during the three months ended March 31, 2023 was muted by certain operational challenges, as detailed further under “—Recent Developments.”

Net revenue increased 2% inorganically as a result of acquisitions. We acquired a cell therapy commercial manufacturing facility and operations near Princeton, New Jersey in April 2022 and Metrics Contract Services (“Metrics”) in October 2022.
Gross Margin

Gross margin decreased $238 million, or 56%, compared to the three months ended March 31, 2022, excluding the impact of foreign exchange. On a constant-currency basis, gross margin, as a percentage of revenue, decreased 1,570 basis points to 17.5% in the three months ended March 31, 2023, compared to 33.2% in the prior-year period, primarily due to inventory write-off charges in our Biologics segment, an unfavorable shift in product mix, inflationary pressures, operational challenges that meaningfully reduced productivity and higher costs due to increased spending on operational and engineering enhancements in our Biologics segment.
Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased $14 million, or 7%, compared to the three months ended March 31, 2022, excluding the impact of foreign exchange. The year-over-year decrease in selling, general, and administrative expenses was primarily due to a $9 million decline in employee-related costs, a $4 million decrease in stock-based compensation, a $4 million decrease in non-income taxes, partially offset by $7 million in net incremental expenses from businesses acquired in the last 12 months.
Goodwill Impairment Charges
Goodwill impairment charges during the three months ended March 31, 2023 were associated with our Consumer Health reporting unit, which is part of our Pharma and Consumer Health segment. As of March 31, 2023, the estimated fair value of each of our other reporting units was in excess of its carrying value by at least 45%. A 200-basis point increase in the assumed discount rates utilized in each test would not have resulted in a goodwill impairment charge in any of those other reporting units. For further details, see Note 5, Goodwill to our Consolidated Financial Statements.
Other Operating Expense, net
Other operating expense for the three months ended March 31, 2023 increased by $9 million, or 172%, compared to the three months ended March 31, 2022, excluding the impact of foreign exchange. The year-over-year increase in other operating expense, net was primarily due to a $6 million increase in restructuring charges primarily associated with our plan to reduce costs, consolidate facilities, and optimize infrastructure across the organization and a $3 million increase in fixed-asset impairment charges.
Interest Expense, net
Interest expense, net of $51 million for the three months ended March 31, 2023 increased $18 million, or 53%, compared to the three months ended March 31, 2022, excluding the impact of foreign exchange. The increase was primarily attributable to incremental interest expense on our most recent tranche of term loans and increased borrowing on our revolving credit facility.

For additional information concerning our debt and financing arrangements, including the changing mix of debt and equity in our capital structure, see “—Liquidity and Capital Resources” below and Note 6, Long-Term Obligations and Short-Term Borrowings to our Consolidated Financial Statements.
Other Income (Expense), net
Other income, net of $4 million for the three months ended March 31, 2023 was primarily driven by $4 million of foreign currency gains.

Other expense, net of $2 million for the three months ended March 31, 2022 was primarily driven by $4 million of foreign currency losses.
Income Tax (Benefit) Expense

Our benefit for income taxes for the three months ended March 31, 2023 was $55 million relative to loss before taxes of $282 million. Our provision for income taxes for the three months ended March 31, 2022 was $35 million relative to earnings before income taxes of $176 million. The income tax benefit for the three months ended March 31, 2023 is primarily the result of a deferred tax benefit resulting from the impairment of goodwill during the quarter and certain discrete income tax benefits. This income tax benefit was partially reduced by unfavorable permanent tax adjustments that were fixed and not impacted by the reduced pretax earnings. Discrete items recognized during the quarter include a favorable audit settlement and equity-related compensation tax benefits. The quarterly benefit was also impacted by the geographic distribution of our pretax income resulting from our business mix, changes in the tax impact of permanent differences, restructuring, special items, certain equity-related compensation, and other discrete tax items that may have unique tax implications depending on the nature of the item.
Segment Review
The following charts depict the percentages of net revenue from each of our two reportable segments for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Refer below for discussions regarding each segment’s net revenue and EBITDA performance and to “Non-GAAP Metrics” for a discussion of our use of Segment EBITDA, a measure that is not defined under U.S. GAAP.

Our results on a segment basis for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 were as follows:

	Three Months Ended March 31,		FX Impact	Constant Currency Increase (Decrease)
(Dollars in millions)	2023	2022		Change $	Change %
Biologics
Net revenue	$475	$700	$(3)	$(222)	(32)%
Segment EBITDA	6	218	2	(214)	(98)%
Pharma and Consumer Health
Net revenue	563	574	(17)	6	1%
Segment EBITDA	125	144	(6)	(13)	(10)%
Inter-segment revenue elimination	(1)	(1)	—	—	—%
Unallocated Costs (1)	(256)	(54)	1	(203)	375%
Combined totals
Net revenue	$1,037	$1,273	$(20)	$(216)	(17)%

(Loss) EBITDA from operations	$(125)	$308	$(3)	$(430)	(140)%
Change % calculations are based on amounts prior to rounding.
(1)    Unallocated costs include restructuring and special items, stock-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Impairment charges and gain/loss on sale of assets	$(6)	$(2)
Stock-based compensation	(6)	(10)
Restructuring and other special items (a)	(17)	(12)
Goodwill impairment charges (b)	(210)	—
Other income (expense), net (c)	4	(2)
Unallocated corporate costs, net	(21)	(28)
Total unallocated costs	$(256)	$(54)
(a)    Restructuring and other special items during the three months ended March 31, 2023 include (i) restructuring charges associated with our plans to reduce costs, consolidate facilities, and optimize infrastructure across the organization and (ii) transaction and integration costs associated with our Metrics acquisition. Restructuring and other special items during the three months ended March 31, 2022 include integration costs primarily associated with the acquisition of Bettera Holdings, LLC (“Bettera Wellness”) in October 2021, and unrealized losses on venture capital investments.
(b)    Goodwill impairment charges during the three months ended March 31, 2023 were associated with our Consumer Health reporting unit, which is part of our Pharma and Consumer Health segment. For further details, see Note 5, Goodwill to our consolidated financial statements.
(c)    Refer to Note 8, Other (Income) Expense, Net to our consolidated financial statements for details of amounts recorded within other (income) expense, net in our Consolidated Financial Statements.
Provided below is a reconciliation of net (loss) earnings to EBITDA from operations:

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Net (loss) earnings	$(227)	$141
Depreciation and amortization	106	99
Interest expense, net	51	33
Income tax (benefit) expense	(55)	35
(Loss) EBITDA from operations	$(125)	$308

Biologics segment

	2023 vs. 2022
Year-Over-Year Change	Three Months Ended March 31,
	Net Revenue	Segment EBITDA
Organic	(32)%	(97)%
Impact of acquisitions	—%	(1)%
Constant-currency change	(32)%	(98)%
Foreign exchange translation impact on reporting	—%	—%
Total % change	(32)%	(98)%

Biologics net revenue decreased by $222 million, or 32%, excluding the impact of foreign exchange, compared to the three months ended March 31, 2022. The decrease was primarily driven by a significant decline in demand for COVID-19 related programs, partially offset by growth in our gene therapy offerings. Growth in our gene therapy offerings during the three months ended March 31, 2023 was muted by certain operational challenges as detailed further under “—Recent Developments.”
Biologics Segment EBITDA decreased by $214 million, or 98%, excluding the impact of foreign exchange, compared to the three months ended March 31, 2022. The decrease, similar to that of net revenue, was primarily driven by a significant decline in demand for COVID-19 related programs as well as inventory write-offs and operational challenges that meaningfully reduced productivity and higher costs due to increased spending on operational and engineering enhancements in our Biologics segment.
We completed the acquisition of our Princeton facility and operations in April 2022. For the three months ended March 31, 2023, this acquisition had a negligible impact on the segment's net revenue and Segment EBITDA.
Pharma and Consumer Health segment

	2023 vs. 2022
Year-Over-Year Change	Three Months Ended March 31,
	Net Revenue	Segment EBITDA
Organic	(3)%	(15)%
Impact of acquisitions	4%	5%
Constant-currency change	1%	(10)%
Foreign currency translation impact on reporting	(3)%	(3)%
Total % change	(2)%	(13)%

Pharma and Consumer Health net revenue increased by $6 million, or 1%, excluding the impact of foreign exchange, compared to the three months ended March 31, 2022. Net revenue decreased 3% organically primarily driven by a decline in revenue from the manufacture of prescription products and a decline in our consumer health products, primarily in our wellness products, which were partially offset by growth in our clinical supply services.
Pharma and Consumer Health Segment EBITDA decreased $13 million, or 10%, excluding the impact of foreign exchange, compared to the three months ended March 31, 2022. The organic portion of the decrease was driven by inflationary pressures and an unfavorable shift in product mix, where a decline in revenue from the manufacture of prescription products and a decline in our consumer health products, primarily in our wellness products, was partially offset by growth in our clinical supply services.
We acquired Metrics in October 2022, which increased the segment's net revenue and Segment EBITDA on an inorganic basis by 4% and 5%, respectively, in the three months ended March 31, 2023, compared to the corresponding prior-year period.
Nine Months Ended March 31, 2023 Compared to the Nine Months Ended March 31, 2022
The below tables summarize several financial metrics we use to measure performance for the nine months ended March 31, 2023 and nine months ended March 31, 2022. Refer to the discussions below regarding performance and use of key financial metrics.

Revenue and revenue at constant currency
(in millions)
Actual
Constant Currency
FY23
$3,208
$3,318
FY22
$3,515
$0
$900
$1,800
$2,700
$3,600

Results for the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022 were as follows:

	Nine Months Ended March 31,		FX Impact	Constant Currency Increase (Decrease)
(Dollars in millions)	2023	2022		Change $	Change %
Net revenue	$3,208	$3,515	$(110)	$(197)	(6)%
Cost of sales	2,383	2,363	(81)	101	4%
Gross margin	825	1,152	(29)	(298)	(26)%
Selling, general, and administrative expenses	612	618	(13)	7	1%
Gain on sale of subsidiary	—	(1)	—	1	*
Goodwill impairment charges	210	—	—	210	*
Other operating expense	40	25	1	14	50%
Operating (loss) earnings	(37)	510	(17)	(530)	(104)%
Interest expense, net	130	91	(2)	41	44%
Other (income) expense, net	(2)	25	(8)	(19)	(76)%
(Loss) earnings before income taxes	(165)	394	(7)	(552)	(140)%
Income tax (benefit) expense	(19)	63	(4)	(78)	(125)%
Net (loss) earnings	$(146)	$331	$(3)	$(474)	(143)%
* Not meaningful
Change % calculations are based on amounts prior to rounding.
Net Revenue

2023 vs. 2022
Year-Over-Year Change	Nine Months Ended March 31,
Net Revenue
Organic	(9)%
Impact of acquisitions	3%
Constant-currency change	(6)%
Foreign currency translation impact on reporting	(3)%
Total % change	(9)%
Net revenue decreased by $197 million, or 6%, excluding the impact of foreign exchange, compared to the nine months ended March 31, 2022. Net revenue decreased 9% organically on a constant-currency basis, primarily related to a significant decline in demand for COVID-19 related programs and a decline in revenue from the manufacture of prescription products, partially offset by growth in our gene therapy offerings, as well as growth in our clinical supply services.
Net revenue increased 3% inorganically as a result of acquisitions. We acquired RheinCell Therapeutics GmbH (“RheinCell”) in August 2021, Bettera Wellness in October 2021, our Princeton facility and operations in April 2022, and Metrics in October 2022.
Gross Margin
Gross margin decreased by $298 million, or 26%, compared to the nine months ended March 31, 2022, excluding the impact of foreign exchange, primarily due to an unfavorable shift in product mix, lower levels of utilization across the network, inventory write-offs, operational challenges that meaningfully reduced productivity, and higher costs from increased spending on operational and engineering enhancements in our Biologics segment. On a constant-currency basis, gross margin, as a percentage of revenue, decreased 710 basis points to 25.7% in the nine months ended March 31, 2023, compared to the corresponding prior-year period, primarily due to the factors described in the immediately preceding sentence.
Selling, General, and Administrative Expense

Selling, general, and administrative expense was increased, compared to the nine months ended March 31, 2022, excluding the impact of foreign exchange. The year-over-year increase of $27 million in net incremental expenses from businesses acquired in the last 12 months and a $7 million increase in employee-related costs were offset by a $10 million decrease in bad debt expense, a $12 million decline in acquisition, transaction and integration costs, and a $7 million decrease in stock-based compensation.
Goodwill Impairment Charges
Goodwill impairment charges during the nine months ended March 31, 2023 were associated with our Consumer Health reporting unit, which is part of our Pharma and Consumer Health segment. For further details, see Note 5, Goodwill to our Consolidated Financial Statements.
Other Operating Expense
Other operating expense of $40 million for the nine months ended March 31, 2023 increased by $14 million, or 50%, compared to the nine months ended March 31, 2022, excluding the impact of foreign exchange. The year-over-year increase was primarily due to a $31 million increase in restructuring charges, partially offset by $12 million decrease in fixed-asset impairment charges and a $4 million gain from sale of our former facility in Bolton, U.K.
Interest Expense, net
Interest expense, net of $130 million for the nine months ended March 31, 2023 increased by $41 million, or 44%, compared to the nine months ended March 31, 2022, excluding the impact of foreign exchange. The increase was primarily attributable to incremental interest expense on our most recent tranche of term loans, increased borrowings on our revolving credit facility, and our U.S. dollar-denominated 3.500% senior notes due 2030.
Other (Income) Expense, net
Other income, net of $2 million for the nine months ended March 31, 2023 was primarily driven by foreign currency gains of $5 million.
Other expense, net for the nine months ended March 31, 2022 of $25 million was primarily driven by $28 million of foreign currency losses, and $4 million of financing charges related to our outstanding term loans, partially offset by a $2 million gain related to the change in fair value of the derivative liability arising from the dividend-adjustment mechanism of our formerly outstanding series A preferred stock.

Income Tax (Benefit) Expense

Our benefit for income taxes for the nine months ended March 31, 2023 was $19 million relative to loss before income taxes of $165 million. Our provision for income taxes for the nine months ended March 31, 2022 was $63 million relative to earnings before income taxes of $394 million. The current-year income tax benefit is primarily the result of a deferred tax benefit resulting from the impairment of goodwill during the quarter and certain discrete income tax benefits that included a favorable audit settlement and equity-related compensation benefits. This income tax benefit was partially offset by unfavorable permanent tax adjustments that were fixed and not impacted by the reduced pretax earnings and pretax losses in tax jurisdictions where we may not recognize a tax benefit. The nine-month benefit was also impacted by changes in the geographic distribution of our pretax income resulting from our business mix, the unfavorable impact of permanent differences, restructuring, special items, certain equity related compensation, and other discrete tax items that may have unique tax implications depending on the nature of the item.
Segment Review

The following charts depict the percentage of net revenue for each of our two reportable segments for the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022. Refer below for discussions regarding each segment’s net revenue and EBITDA performance and to “Non-GAAP Metrics” for discussions of our use of Segment EBITDA and EBITDA from operations, measures that are not defined under U.S. GAAP.
Our results on a segment basis for the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022 were as follows:

	Nine Months Ended March 31,		FX Impact	Constant Currency Increase (Decrease)
(Dollars in millions)	2023	2022		Change $	Change %
Biologics
Net revenue	$1,578	$1,889	$(32)	$(279)	(15)%
Segment EBITDA	299	584	(3)	(282)	(48)%
Pharma and Consumer Health
Net revenue	1,632	1,629	(78)	81	5%
Segment EBITDA	368	390	(24)	2	—%
Inter-segment revenue elimination	(2)	(3)	—	1	*
Unallocated Costs (1)	(394)	(211)	12	(195)	93%
Combined totals
Net revenue	$3,208	$3,515	$(110)	$(197)	(6)%

EBITDA from operations	$273	$763	$(15)	$(475)	(62)%
Change % calculations are based on amounts prior to rounding.
*Percentage not meaningful

(1) Unallocated costs include restructuring and special items, stock-based compensation, gain on sale of subsidiary, impairment charges, certain other corporate-directed costs, and other costs that are not allocated to the segments as follows:

	Nine Months Ended March 31,
(Dollars in millions)	2023	2022
Impairment charges and gain/loss on sale of assets (a)	$(4)	$(21)
Stock-based compensation	(35)	(42)
Restructuring and other special items (b)	(59)	(43)
Gain on sale of subsidiary (c)	—	1
Goodwill impairment charges (d)	(210)	—
Other income (expense), net (e)	2	(25)
Non-allocated corporate costs, net	(88)	(81)
Total unallocated costs	$(394)	$(211)
(a) Impairment charges and gain/loss on sale of assets during the nine months ended March 31, 2022 include fixed-asset impairment charges associated with a product we no longer manufacture in our Pharma and Consumer Health segment.
(b) Restructuring and other special items during the nine months ended March 31, 2023 include (i) restructuring charges associated with our plans that reduced costs, consolidated facilities, and optimized our infrastructure across the organization, (ii) transaction and integration costs associated with the Metrics acquisition, and (iii) warehouse exit costs for a product we no longer manufacture in our Pharma and Consumer Health segment.
Restructuring and other special items during the nine months ended March 31, 2022 include (i) transaction and integration costs associated with the acquisitions of Delphi Genetics SA, Hepatic Cell Therapy Support SA, RheinCell, and Bettera Wellness, and the manufacturing and packaging operations of Acorda Therapeutics, Inc., (ii) unrealized losses on venture capital investments, and (iii) restructuring costs associated with the closure of our Bolton, U.K. facility.
(c) For the nine months ended March 31, 2022, gain on sale of subsidiary was due to the divestiture of our former facility in Woodstock, Illinois and the associated business.
(d)    Goodwill impairment charges during the nine months ended March 31, 2023 were associated with our Consumer Health reporting unit. For further details, see Note 5, Goodwill to our Consolidated Financial Statements.
(e)    Refer to Note 8, Other (Income) Expense, Net to our consolidated financial statements for details of financing charges and foreign currency translation adjustments recorded within Other expense, net in our Consolidated Financial Statements.

Provided below is a reconciliation of net earnings to EBITDA from operations:

	Nine Months Ended March 31,
(Dollars in millions)	2023	2022
Net (loss) earnings	$(146)	$331
Depreciation and amortization	308	278
Interest expense, net	130	91
Income tax expense	(19)	63
EBITDA from operations	$273	$763
Biologics segment

	2023 vs. 2022
Year-Over-Year Change	Nine Months Ended March 31,
	Net Revenue	Segment EBITDA
Organic	(15)%	(46)%
Impact of acquisitions	—%	(2)%
Constant-currency change	(15)%	(48)%
Foreign exchange translation impact on reporting	(1)%	—%
Total % change	(16)%	(48)%

Net revenue in our Biologics segment decreased by $279 million, or 15%, excluding the impact of foreign exchange, compared to the nine months ended March 31, 2022. The decrease was primarily driven by a significant decline in demand for COVID-19 related programs, partially offset by strong growth in our gene therapy offerings.
Biologics Segment EBITDA decreased by $282 million, or 48%, excluding the impact of foreign exchange, compared to the nine months ended March 31, 2022. Segment EBITDA decreased 46%, compared to the nine months ended March 31, 2022, excluding the impact of acquisitions. The decrease was primarily driven by a significant decline in demand for COVID-19 related programs, inventory write-offs, lower levels of utilization across the Biologics network, as well as an unfavorable impact from remediation-related activities at our Brussels facility, which were partially offset by strong growth in our gene therapy offerings.
We completed the acquisitions of RheinCell in August 2021 and our Princeton facility and operations in April 2022. For the nine months ended March 31, 2023, these acquisitions decreased Segment EBITDA on an inorganic basis by 2% compared to the corresponding prior-year period and had a negligible impact on the segment's net revenue.
Pharma and Consumer Health segment

	2023 vs. 2022
Year-Over-Year Change	Nine Months Ended March 31,
	Net Revenue	Segment EBITDA
Organic	(1)%	(6)%
Impact of acquisitions	6%	6%
Constant-currency change	5%	—%
Foreign exchange translation impact on reporting	(5)%	(6)%
Total % change	—%	(6)%

Pharma and Consumer Health net revenue increased $81 million, or 5%, excluding the impact of foreign exchange, compared to the nine months ended March 31, 2022. Net revenue decreased 1% compared to the nine months ended March 31, 2022, excluding the impact of acquisitions. The decrease in organic revenue was primarily driven by a decline in revenue from the manufacture of prescription products and a decline in demand for our consumer health products, primarily our wellness products, partially offset by growth in our clinical supply services.

Pharma and Consumer Health Segment EBITDA increased $2 million, or less than 1%, excluding the impact of foreign exchange, compared to the nine months ended March 31, 2022. Segment EBITDA decreased 6%, compared to the nine months ended March 31, 2022, excluding the impact of acquisitions. The decrease in organic Segment EBITDA was primarily driven by inflationary pressures, a decline in demand for our consumer health products, and a decline in revenue from the manufacture of prescription products, which were partially offset by growth in our clinical supply services.
We completed the Bettera Wellness acquisition in October 2021 and the Metrics acquisition in October 2022, which increased net revenue and Segment EBITDA on an inorganic basis by 6% during the nine months ended March 31, 2023, compared to the corresponding prior-year period.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of liquidity have been cash flows generated from operations and occasional capital market activities. The principal uses of cash are to fund operating and capital expenditures, business or asset acquisitions, interest payments on our debt, and any mandatory or discretionary principal payment on our debt. As of March 31, 2023, Catalent Pharma Solutions, Inc., our principal operating subsidiary (“Operating Company”), following the November 2022 execution of Amendment No. 7 to the amended and restated credit agreement, dated as of May 20, 2014, governing our senior secured credit facilities (as amended, the “Credit Agreement”), which increased the capacity of our revolving credit facility to $1.10 billion and extended its maturity to November 2027, had available $546 million in borrowing capacity under our revolving credit facility, due to $550 million in short-term borrowings outstanding and $4 million in letters of credit outstanding as of March 31, 2023. We have elected to classify the borrowing on our revolving credit facility as current as we intend to repay a portion of the borrowing using cash flow from operations and/or refinance the borrowing within the next twelve months.
We believe that our cash on hand, cash from operations, and available borrowings under our revolving credit facility will be adequate to meet our liquidity needs for at least the next 12 months, as well as the amounts expected to become due with respect to our pending capital projects.
Cash Flows
The following table summarizes our consolidated statements of cash flows:

	Nine Months Ended March 31,
(Dollars in millions)	2023	2022	$ Change
Net cash provided by (used in):
Operating activities	$58	$370	$(312)
Investing activities	$(834)	$(1,490)	$656
Financing activities	$572	$1,030	$(458)
Operating Activities
For the nine months ended March 31, 2023, cash provided by operations was $58 million compared to $370 million in cash provided by operating activities for the nine months ended March 31, 2022. The year-over-year change was primarily due to a decrease in operating earnings, growth in inventory, an increase in interest payments due to higher outstanding debt balances, an unfavorable impact from the collection of trade receivables and an increase in severance payments related to our restructuring plans.
Investing Activities
For the nine months ended March 31, 2023, cash used in investing activities was $834 million, compared to $1.49 billion for the nine months ended March 31, 2022. The decrease in cash used in investing activities was primarily driven by the decrease in payment for acquisitions and an increase in proceeds from the sale of marketable securities.
Financing Activities
For the nine months ended March 31, 2023, cash provided by financing activities was $572 million, compared to cash provided by financing activities of $1.03 billion for the nine months ended March 31, 2022. The decrease in cash provided by financing activities was primarily driven by a $385 million decline in proceeds from borrowings.

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
The Credit Agreement also contains change-of-control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of March 31, 2023, we were in compliance with all material covenants under the Credit Agreement.
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
The Senior Notes
The several indentures governing each series of our outstanding senior notes (collectively, the “Indentures”) contain certain covenants that, among other things, limit our ability to incur or guarantee more debt or issue certain preferred shares; pay dividends on, repurchase, or make distributions in respect of their capital stock or make other restricted payments; make certain investments; sell certain assets; create liens; consolidate, merge, sell; or otherwise dispose of all or substantially all of their assets; enter into certain transactions with their affiliates, and designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions, limitations, and qualifications as set forth in the Indentures. The Indentures also contain customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of Operating Company or certain of its subsidiaries. Upon an event of default, either the holders of at least 30% in principal amount of each of the then-outstanding series of Senior Notes, or the applicable Trustee under the Indentures, may declare the applicable senior notes immediately due and payable; or in certain circumstances, the applicable senior notes will become automatically immediately due and payable. As of March 31, 2023, Operating Company was in compliance with all material covenants under the Indentures.
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
Geographic Allocation of Cash
As of March 31, 2023 and June 30, 2022, our non-U.S. subsidiaries held cash and cash equivalents of $186 million and $377 million, respectively, out of the total consolidated cash and cash equivalents of $252 million and $449 million, respectively. These balances are dispersed across many locations around the world.

Interest Rate Risk Management
A portion of the debt used to finance our operations is exposed to interest-rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed- and floating-rate assets and liabilities. In February 2021, we entered into an interest-rate swap agreement with Bank of America N.A. that acts as a hedge against the economic effect of a portion of the variable-interest obligation associated with our U.S. dollar-denominated term loans under our senior secured credit facilities, so that the interest payable on that portion of the debt becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on future interest expense. The applicable rate for the U.S. dollar-denominated term loan under the Credit Agreement was LIBOR (subject to a floor of 0.50%) plus 2.00% as of March 31, 2023; however, as a result of this interest-rate swap agreement, the variable portion of the applicable rate on $500 million of the term loan was effectively fixed at 0.9985% as of February 2021.
Currency Risk Management
We are exposed to fluctuations in the euro-U.S. dollar exchange rate on our investments in our operations in Europe. While we do not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in euros. At March 31, 2023, we had $895 million of euro-denominated debt outstanding that qualifies as a hedge of a net investment in European operations. Refer to Note 10, Derivative Instruments and Hedging Activities, to our Consolidated Financial Statements for further discussion of net investment hedge activity in the period.
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

Off-Balance Sheet Arrangements
Other than short-term operating leases and outstanding letters of credit as discussed above, we do not have any material off-balance sheet arrangement as of March 31, 2023.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our quantitative and qualitative disclosures about market risks, see the section titled Item 7A, Quantitative and Qualitative Disclosures About Market Risks in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (as amended by Amendment No.1 on Form 10-K/A filed with the SEC on June 12, 2023.) As of March 31, 2023, there has been no material change in this information.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any control or procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective to accomplish their objectives at the reasonable assurance level, as a result of the material weaknesses in our internal control over financial reporting disclosed below and in the Amended Fiscal 2022 10-K, both of which are currently in the process of being remediated.
Material Weaknesses in Internal Control over Financial Reporting
Material Weakness in Internal Control over Financial Reporting for Information Technology General Controls

In connection with our evaluation for the three months ended March 31, 2023, we identified a material weakness (the “Q3 2023 Material Weakness”) in internal control over financial reporting resulting from ineffective information technology general controls (“ITGCs”) in the areas of user access management (privileged and regular users), application change management, operating system/database logical access controls, and segregation of duties for key information technology (“IT”) systems that support our financial reporting processes. As a result, the related process level IT dependent controls and application controls were also ineffective. A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of identification of the Q3 2023 Material Weakness, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2023. The Q3 2023 Material Weakness did not result in any material misstatement in our interim financial statements or disclosures, and there was no change to any of our previously released interim or audited consolidated financial statements.

Upon identifying the Q3 2023 Material Weakness, we immediately terminated the privileged and regular user access related to the individuals who no longer required such access, and we developed plans to complete the remediation of the Q3 2023 Material Weakness, as discussed further below. Until the relevant ITGCs have been operating for a sufficient period and management has concluded, through testing, that these controls are operating effectively, the Q3 2023 Material Weakness will remain in effect.
Remediation of Material Weakness in Internal Control over Financial Reporting for Information Technology General Controls
Following the identification of the Q3 2023 Material Weakness, and with the oversight of the audit committee of our Board of Directors, (“Audit Committee”) we are committed to implementing remediation efforts to resolve the Q3 2023 Material Weakness. The remediation efforts, summarized below, which are either implemented or in process, are intended to address the Q3 2023 Material Weakness and strengthen our overall internal control environment. Our remediation efforts include:

•increasing automation of manual controls;
•developing and implementing additional training and awareness programs addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on understanding user access and program changes;
•strengthening the review process by adding additional reviews and approvals; and
•providing regular updates to the Audit Committee on the remediation efforts.

Material Weakness in Internal Control over Financial Reporting for Revenue Recognition

We did not maintain effective controls over the appropriateness of revenue recognition related to modifications of customer agreements at our Bloomington, Indiana facility. Specifically, we did not maintain effective controls to properly identify and assess the accounting treatment of modifications to arrangements that were accounted for under ASC 606, Revenue from Contracts with Customers. The reviewer had insufficient knowledge of the requirements of the ASC 606 revenue recognition accounting model and therefore the review procedures were not performed with the necessary level of competency to prevent or detect a material misstatement on a timely basis. Furthermore, the compensating control to review the accounting assessments for contract modifications was not sufficiently designed to detect accounting misstatements. As discussed in the Explanatory Note to the Amended Fiscal 2022 10-K and Note 2 to the Consolidated Financial Statements in Item 8 therein, these control deficiencies resulted in an immaterial revision to our June 30, 2022, consolidated financial statements to correct an overstatement of revenue of $26 million. While these deficiencies did not result in a material misstatement of our financial statements, there is a reasonable possibility that these deficiencies could have resulted in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

In Management's Annual Report on Internal Control Over Financial Reporting included in the Amended Fiscal 2022 10-K, management, including our Chief Executive Officer and our Chief Financial Officer, concluded our internal control over financial reporting was not effective as of June 30, 2022. As this material weakness was identified during the three months ended March 31, 2023, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2023 based on the criteria in Internal Control-Integrated Framework (2013 version) issued by COSO.
Remediation of Material Weakness in Internal Control over Financial Reporting for Revenue Recognition
As part of our commitment to strengthening our internal control over financial reporting, we are implementing remedial actions under the oversight of the Audit Committee to address these deficiencies, including:

•Hiring additional technical accounting resources within our Bloomington, Indiana site and within the corporate controllership group.
•Enhancing the design of our management review controls relating to the accounting for contract modifications, including offered concessions.
•Additional training for our executive leadership team, and other critical customer facing personnel, on revenue recognition principles including contract modifications relating to offered concessions.

We will continue to monitor the design and effectiveness of these and other processes, procedures, and controls and make any further change management determines appropriate.
Changes in Internal Control over Financial Reporting

Other than the material weaknesses described above and the ongoing remediation of the material weaknesses, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q.

PART II.    OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

From time to time, we may be involved in legal proceedings arising in the ordinary course of business, including, without limitation, inquiries and claims concerning environmental contamination as well as litigation and allegations in connection with acquisitions, product liability, manufacturing or packaging defects, and claims for reimbursement for the cost of lost or damaged active pharmaceutical ingredients, the cost of any of which could be significant. We intend to vigorously defend ourselves against any such litigation and do not currently believe that the outcome of any such litigation will have a material adverse effect on our consolidated financial statements. In addition, the healthcare industry is highly regulated, and government agencies continue to scrutinize certain practices affecting government programs and otherwise. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to us or that the resolution of any such matter will not have a material adverse effect upon our consolidated financial statements. We record a liability in our consolidated financial statements for these matters when a loss is known or considered probable, and the amount can be reasonably estimated. We review these estimates each accounting period as additional information is known and adjust the loss provision when appropriate. If a matter is both probable to result in a liability and the amount of loss can be reasonably estimated, we estimate and disclose the possible loss or range of loss to the extent necessary for our consolidated financial statements not to be misleading. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in our consolidated financial statements.

In February 2023, an alleged shareholder filed a Complaint styled City of Warwick Retirement System v. Catalent, Inc., et al., No. 23-cv-01108 in New Jersey federal court against us and three of our then-officers (collectively, the “Defendants”) purportedly on behalf of a putative “class” consisting of persons who purchased or otherwise acquired our securities between August 30, 2021 and October 31, 2022, inclusive (the “Class Period”). The Complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended and the related regulations, alleging that, unbeknownst to investors, Defendants purportedly engaged in accounting and channel stuffing schemes to pad our revenue and failed to disclose adverse facts that purportedly were known to or recklessly disregarded by Defendants. Specifically, the Complaint alleges that (i) we overstated revenue and earnings by prematurely recognizing revenue in violation of U.S. GAAP; (ii) we had material weaknesses in our internal controls over financial reporting related to revenue recognition; (iii) we falsely represented demand for our products while we knowingly sold more product to our direct customers than could be sold to healthcare providers and end consumers; (iv) we cut corners on safety and control procedures at key production facilities; (v) we disregarded regulatory rules at key production facilities in order to rapidly produce excess inventory that was used to pad our financial results through premature revenue recognition in violation of U.S. GAAP or stuffing our direct customers with this excess inventory; and (vi) Defendants lacked a reasonable basis for their positive statements about our financial performance, outlook, and regulatory compliance during the Class Period. We believe that the allegations and claims set forth in the Complaint are without merit and intend to vigorously defend ourselves once the court names a lead plaintiff and the lead plaintiff files or designates an operative complaint.

See Note 15, Commitments and Contingencies, to the Consolidated Financial Statements.
ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed below and in the section entitled “Risk Factors” in our Amended Fiscal 2022 10-K, which could materially affect our business, financial condition, or future results. The risks described here and in our Amended Fiscal 2022 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results. Except for the following, there has been no material change to the risk factors disclosed in our Amended Fiscal 2022 10-K.

We have experienced, and may continue to experience, productivity issues and higher-than-expected costs at our facilities, which has resulted in, and may continue to result in, material and adverse impacts on our financial condition and results of operations.

On April 14, 2023, we announced that we experienced productivity issues at three of our facilities, including two of our largest manufacturing facilities, relating to, among other things, deployment of a new enterprise resource planning (ERP) system and continued need to implement enhancements to operational and engineering controls following regulatory inspections, which led to reductions in revenues and increases in costs at these sites. Our plans to increase capacity for a customer’s product at one of these sites did not move forward on schedule, and, due to manufacturing capacity constraints, revenue from the unproduced batches is not expected to be made up in fiscal 2023. There can be no assurance that such revenue will be recovered on expected timeframes or at all. In addition, we have experienced higher-than-expected costs at the three facilities. Although we have taken several measures at these facilities, including management and operational changes, there can be no assurance that such measures will successfully address the root causes of the issues identified at each site, that our costs will return to anticipated levels, or that productivity levels at these sites will return to normal in the expected timeframes or at all. If we are unsuccessful in remedying the productivity issues at our facilities, if we are unable to recover revenue from unproduced batches when expected or at all, or if our costs at our facilities remain elevated, we may continue to experience material and adverse impacts on our financial condition and results of operations. Furthermore, there can be no assurance that additional operational and productivity issues will not arise at these three sites, or that similar operational and productivity issues will not materialize in our other facilities and manufacturing sites, which may result in material and adverse impacts on our financial condition and results of operations.

We have identified material weaknesses in our internal control over financial reporting. Failure to remediate these material weaknesses or any other material weakness that we may identify in the future could result in material misstatements in our financial statements or cause us to fail to meet our periodic reporting obligations.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to report on, and our independent registered public accounting firm is required to attest to, the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to determine the adequacy of our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation if a deficiency is identified. Annually, we perform activities that include reviewing, documenting, and testing our internal control over financial reporting. If we fail to maintain the adequacy of our internal control over financial reporting, we will not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with legal requirements. Any failure to achieve and maintain an effective internal control environment could result in materially misstated consolidated financial statements and a failure to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could result in significant expenses to remediate any internal control deficiency and lead to a decline in our stock price.

As disclosed in the Amended Fiscal 2022 10-K, management identified a material weakness in internal control related to revenue recognition at our Bloomington, Indiana facility during fiscal 2022 and concluded that our internal control over financial reporting was not effective as of June 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In preparing the consolidated financial statements for the three and nine months ended March 31, 2023, management identified an ineffective internal control related to information technology general controls in the areas of user access, application change management, operating system and database logical access controls, and segregation of duties for key information technology systems that support our financial reporting process for financial reporting. Due to the discovery of this deficiency, we reevaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting and identified an additional material weakness in our internal control over financial reporting as of March 31, 2023, concluding that our internal control over financial reporting was not effective as of March 31, 2023.

For further discussion of these material weaknesses, see Item 9A, “Controls and Procedures” of Part II in the Amended Fiscal 2022 10-K, and Item 4, Controls and Procures of Part II in this Quarterly report on Form 10-Q.

Management is actively engaged in the planning for, and implementation of, remediation efforts to address our material weaknesses. However, we may not be successful in promptly remediating the material weaknesses identified by management or be able to identify and remediate additional control deficiencies, including material weaknesses, in the future. Our management may also be unable to conclude in future periods that our disclosure controls and procedures are effective due to the effects of various factors, which may, in part, include unremediated material weaknesses in internal control over financial reporting. If not remediated, any failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our consolidated financial statements or cause us to fail to meet our reporting and financial obligations, each of which could have a material adverse effect on our stockholders confidence in our financial reporting, which could harm our business, our financial condition, and the trading price of our common stock.

Our goodwill has been subject to impairment and may be subject to further impairment in the future, which could have a material adverse effect on our results of operations, and financial condition.

We assessed the current and future economic outlook as of March 31, 2023 for the reporting units within its Pharma and Consumer Health and Biologics reporting segments and identified indicators for goodwill impairment in the Consumer Health reporting unit. The ensuing quantitative testing resulted in an impairment charge of $210 million in the consumer health reporting unit within the Pharma and Consumer Health segment. While the Company believes the assumptions used in determining whether there was impairment and the amount of any resulting impairment were reasonable and commensurate with the views of a market participant, changes in key assumptions in the future, including increasing the discount rate, lowering forecasts for revenue and operating margin, or lowering the long-term growth rate, could result in additional charges; similarly, one or more changes in these assumptions in future periods due to changes in circumstances could result in future impairments in this reporting unit or other reporting units. We cannot predict if or when additional future goodwill impairments may occur. Additional goodwill impairments could have material adverse effects on our operating income, net assets, or our cost of, or access to, capital, which could harm our business. See Note 5, Goodwill to our Consolidated Financial Statements for more details.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Purchase of Equity Securities

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION
On February 2, 2023, our Board of Directors approved amendments to our Bylaws (the “Bylaws”), which became effective the same day. Among other things, the amendments:

•update the advance notice provisions that apply where a shareholder intends to propose a director nomination or other business at a shareholder meeting, including to address newly adopted Rule 14a-19 under the Exchange Act (“Rule 14a-19”), by requiring:

◦any shareholder submitting a nomination notice to make a representation as to whether such shareholder intends to solicit proxies in support of director nominees other than our nominees in accordance with Rule 14a-19 and to provide reasonable evidence that certain requirements of such rule have been satisfied;

◦the nomination of each proposed director nominee other than our nominees be disregarded (notwithstanding that the nominee is included as a nominee in our proxy statement, notice of meeting or other proxy materials for any stockholder meeting (or any supplement thereto) and notwithstanding that proxies or votes in respect of the election of such proposed nominees may have been received by us (which proxies and votes shall be disregarded)) if, after a shareholder provides notice pursuant to Rule 14a-19, such shareholder subsequently fails to comply with the requirements of Rule 14a-19 or fails to timely provide reasonable evidence that certain requirements of such rule have been satisfied;

◦that the number of nominees a shareholder may nominate for election at a shareholder meeting may not exceed the number of directors to be elected at such meeting;

◦additional background information and disclosures regarding proposing shareholders, proposed nominees and other persons related to a shareholders’ solicitation of proxies; and

◦that whenever a document or information must be delivered to us under the advance notice provisions or the proxy access provisions such document or information must be in writing exclusively and must be delivered exclusively by hand, by any nationally recognized overnight courier service, or by certified or registered mail, return receipt requested.

•require that any shareholder directly or indirectly soliciting proxies from other shareholders must use a proxy card color other than white, with the white proxy card being reserved for exclusive use by our Board of Directors;

•eliminate the requirement that we make our stockholder list available during a meeting of stockholders, consistent with recent amendments to the General Corporation Law of the State of Delaware; and

•make certain other technical, modernizing and clarifying changes.

As a result of the amendments affected by the Bylaws, in addition to satisfying the advance notice eligibility and procedural requirements in our Bylaws, to comply with the universal proxy rules, shareholders who intend to solicit proxies in support of director nominees other than the Company’s nominees must provide a notice that sets forth the information required by Rule 14a-19 no earlier than June 29, 2023 and no later than July 29, 2023.

A copy of the Bylaws, as amended, is attached as Exhibit 3.1 hereto and is incorporated herein by reference. The foregoing summary of the material changes to the Bylaws is qualified in its entirety by reference to the text of the exhibit.

ITEM 6.    EXHIBITS
Exhibits:

3.1	Bylaws of Catalent, Inc., effective February 2, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 7, 2023).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	The following financial information from Catalent, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in inline XBRL: (i) Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2023 and 2022; (ii) Consolidated Statements of Comprehensive (Loss) Income for the Three and Nine Months Ended March 31, 2023 and 2022 (iii) Consolidated Balance Sheets as of March 31, 2023 and June 30, 2022; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the Three and Nine Months Ended March 31, 2023 and 2022; (v) Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2023 and 2022; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	The cover page of this Quarterly Report on Form 10-Q, formatted as Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALENT, INC. (Registrant)

Date:	June 12, 2023	By:	/s/ KAREN SANTIAGO
Karen Santiago
Vice President and Chief Accounting Officer