Form 10-Q
period 2023-09-30
Catalent, Inc.
filed 2023-12-08
CIK 1596783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

On November 30, 2023, there were 180,641,272 shares of the Registrant's common stock, par value $0.01 per share, issued and outstanding.

CATALENT, INC.
Index to Form 10-Q
For the Three Months Ended September 30, 2023

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

Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include, but are not limited to, those summarized below, in addition to those described more fully (i) in Part II, “Item 1A. Risk Factors” and elsewhere in this report, (ii) from time to time in reports that we have filed or in the future may file with the Securities and Exchange Commission (the “SEC”), and (iii) under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (the "Fiscal 2023 10-K").

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

Risks Relating to Ownership of Our Common Stock

•We do not presently maintain effective disclosure controls and procedures due to material weaknesses we have identified in our internal controls over financial reporting. Failure to remediate these material weaknesses or any other material weakness or significant deficiencies have resulted in a revision of our financial statements, in the future could result in material misstatements in our financial statements and have caused, and in the future could cause us to fail to timely meet our periodic reporting obligations.

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
Social Media
We use our website (catalent.com), Facebook page (facebook.com/CatalentPharmaSolutions), LinkedIn page (linkedin.com/company/catalent-pharma-solutions/) and Twitter account (@catalentpharma) as channels of distribution of information concerning our activities, our offerings, our various businesses, and other related matters. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings, and public conference calls and webcasts. The information contained on or accessible through our website, our social media channels, or any other website that we may maintain is not a part of this Quarterly Report.

PART I.    FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Catalent, Inc.
Consolidated Statements of Operations
(Unaudited; dollars in millions, except per share data)

	Three Months Ended September 30,
	2023	2022
Net revenue	$982	$1,022
Cost of sales	813	764
Gross margin	169	258
Selling, general, and administrative expenses	205	196
Goodwill impairment charges	689	—
Other operating expense, net	1	2
Operating (loss) earnings	(726)	60
Interest expense, net	58	32
Other expense, net	13	25
(Loss) earnings before income taxes	(797)	3
Income tax (benefit) expense	(38)	3
Net loss	$(759)	$—

Earnings (loss) per share:
Basic
Net loss	$(4.19)	$—
Diluted
Net loss	$(4.19)	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited; dollars in millions)

	Three Months Ended September 30,
	2023	2022
Net loss	$(759)	$—
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(39)	(135)
Net change in marketable securities	—	1
Derivatives and hedges	5	14
Other comprehensive loss, net of tax	(34)	(120)
Comprehensive loss	$(793)	$(120)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc.
Consolidated Balance Sheets
(Unaudited; in millions, except share and per share data)

	September 30, 2023	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$209	$280
Trade receivables, net of allowance for credit losses of $48 and $46, respectively	830	1,002
Inventories	796	777
Prepaid expenses and other	779	633
Total current assets	2,614	2,692
Property, plant, and equipment, net of accumulated depreciation of $1,647 and $1,596, respectively	3,723	3,682
Other assets:
Goodwill	2,316	3,039
Other intangibles, net	942	980
Deferred income taxes	100	55
Other long-term assets	328	329
Total assets	$10,023	$10,777

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$624	$536
Accounts payable	367	424
Other accrued liabilities	543	570
Total current liabilities	1,534	1,530
Long-term obligations, less current portion	4,322	4,313
Pension liability	99	100
Deferred income taxes	68	76
Other liabilities	159	147
Commitment and contingencies (see Note 14)
Total liabilities	6,182	6,166
Shareholders' equity:
Common stock, $0.01 par value; 1.00 billion shares authorized at September 30, 2023 and June 30, 2023; 181 million and 180 million issued and outstanding at September 30, 2023 and June 30, 2023, respectively	2	2
Preferred stock, $0.01 par value; 100 million shares authorized at September 30, 2023 and June 30, 2023;0 shares issued and outstanding at September 30, 2023 and June 30, 2023	—	—
Additional paid in capital	4,724	4,701
(Accumulated deficit) retained earnings	(497)	262
Accumulated other comprehensive loss	(388)	(354)
Total shareholders' equity	3,841	4,611
Total liabilities and shareholders' equity	$10,023	$10,777

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc.
Consolidated Statement of Changes in Shareholders' Equity
(Unaudited; dollars in millions, except share data in thousands)

Three Months Ended September 30, 2023

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at June 30, 2023	180,273	$2	$4,701	$262	$(354)	$4,611
Share issuances related to stock- based compensation	248	—	—	—	—	—
Stock-based compensation	—	—	19	—	—	19
Exercise of stock options	—	—	1	—	—	1
Employee stock purchase plan	—	—	3	—	—	3
Net loss	—	—	—	(759)	—	(759)
Other comprehensive income, net of tax	—	—	—	—	(34)	(34)
Balance at September 30, 2023	180,521	$2	$4,724	$(497)	$(388)	$3,841

Three Months Ended September 30, 2022

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at June 30, 2022	179,302	$2	$4,649	$538	$(394)	$4,795
Share issuances related to stock- based compensation	599	—	—	—	—	—
Stock-based compensation	—	—	19	—	—	19
Net cash received, in lieu of equity, for tax withholding obligations	—	—	2	—	—	2
Exercise of stock options	—	—	1	—	—	1
Employee stock purchase plan	—	—	3	—	—	3
Net earnings	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	(120)	(120)
Balance at September 30, 2022	179,901	$2	$4,674	$538	$(514)	$4,700

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc.
Consolidated Statements of Cash Flows
(Unaudited; dollars in millions)

	Three Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(759)	$—
Adjustments to reconcile net loss to net cash from operations:
Depreciation and amortization	112	99
Goodwill impairment charges	689	—
Non-cash foreign currency transaction loss, net	9	27
Amortization of debt issuance costs	2	2
Impairments charges and loss/gain on sale of assets, net	(1)	(2)
Stock-based compensation	19	19
Benefit from deferred income taxes	(44)	(4)
Provision for bad debts and inventory	10	28
Change in operating assets and liabilities:
Decrease in trade receivables	160	31
Increase in inventories	(31)	(85)
Decrease in accounts payable	(73)	(52)
Other assets/accrued liabilities, net—current and non-current	(163)	(155)
Net cash used in operating activities	(70)	(92)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property, equipment, and other productive assets	(84)	(149)
Proceeds from maturity of marketable securities	—	24
Proceeds from sale of property and equipment	1	6
(Payment) proceeds for investments	(1)	3
Net cash used in investing activities	(84)	(116)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing	115	75
Payments related to long-term obligations	(35)	(7)
Financing fees paid	(1)	—
Cash received, in lieu of equity, for tax-withholding obligations	—	2
Exercise of stock options	1	1
Other financing activities	18	3
Net cash provided by financing activities	98	74
Effect of foreign currency exchange on cash and cash equivalents	(15)	(34)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(71)	(168)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	280	449
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$209	$281
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$65	$46
Income taxes paid, net	$19	$11
Non-cash purchase of property, equipment, and other productive assets	$21	$22

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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending June 30, 2024. The consolidated balance sheet at June 30, 2023 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information on the Company's accounting policies and footnotes, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 filed with the Securities and Exchange Commission (the “SEC”) on December 8, 2023.
Reportable Segments
Set forth below is a summary description of the Company's two current operating and reportable segments.

Biologics—The Biologics segment provides development and manufacturing for biologic proteins; cell, gene, and other nucleic acid therapies; plasmid DNA ("pDNA"); induced pluripotent stem cells ("iPSCs"), and oncolytic viruses; and vaccines. It also provides formulation, development, and manufacturing for parenteral dose forms, including vials, prefilled syringes, and cartridges; analytical development and testing services for large molecules.

Pharma and Consumer Health—The Pharma and Consumer Health segment comprises the Company’s market-leading capabilities for complex oral solids, softgel formulations, Zydis® fast-dissolve technologies, and gummy, soft chew, and lozenge dosage forms; formulation, development, and manufacturing platforms for oral, nasal, inhaled, and topical dose forms; and clinical trial development and supply services.

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
As of September 30, 2023 and June 30, 2023, the Company had one customer that represented 30% and 20%, respectively, of its aggregate net trade receivables and current contract asset values, primarily associated with the Company's Biologics segment. After performing a risk assessment of this customer, the Company has determined that a reserve is not warranted as of September 30, 2023. Additionally, the Company had one customer in its Biologics segment that represented approximately 16% of consolidated net revenue during the three months ended September 30, 2023. That customer did not exceed 10% of net revenue during the three months ended September 30, 2022.
Depreciation
Depreciation expense was $78 million and $66 million for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense includes amortization of assets related to finance leases. The Company charges repairs and maintenance costs to expense as incurred.
Amortization
Amortization expense related to other intangible assets was $34 million and $33 million for the three months ended September 30, 2023 and 2022, respectively.
Research and Development Costs
The Company expenses research and development costs as incurred. Research and development costs amounted to $4 million and $5 million for the three months ended September 30, 2023 and 2022, respectively.
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
The following tables reflect net revenue for the three months ended September 30, 2023 and 2022, by type of activity and reportable segment (in millions):

Three Months Ended September 30, 2023	Biologics	Pharma and Consumer Health	Total
Manufacturing & commercial product supply	$282	$334	$616
Development services & clinical supply	166	200	366
Total	$448	$534	$982
Inter-segment revenue elimination			—
Combined net revenue			$982

Three Months Ended September 30, 2022	Biologics	Pharma and Consumer Health	Total
Manufacturing & commercial product supply	$95	$314	$409
Development services & clinical supply	428	185	613
Total	$523	$499	$1,022
Inter-segment revenue elimination			—
Combined net revenue			$1,022

The following table allocates revenue by the location where the goods were made or the service performed:

	Three Months Ended September 30,
(Dollars in millions)	2023	2022
United States	$645	$697
Europe	274	274
Other	88	82
Elimination of revenue attributable to multiple locations	(25)	(31)
Total	$982	$1,022

Contract Liabilities
Contract liabilities relate to cash consideration that the Company receives in advance of satisfying the related performance obligations. The contract liabilities balances (current and non-current) as of September 30, 2023 and June 30, 2023 are as follows:

(Dollars in millions)
Balance at June 30, 2023	$180
Balance at September 30, 2023	$189
Revenue recognized in the period from amounts included in contracts liability at the beginning of the period:	$(75)

Contract liabilities that will be recognized within 12 months of September 30, 2023 are accounted for in Other accrued liabilities and those that will be recognized longer than 12 months after September 30, 2023 are accounted for in Other liabilities.

Contract Assets
Contract assets primarily relate to the Company's conditional right to receive consideration for services that have been performed for customers as of September 30, 2023 relating to the Company's development services but had not yet been invoiced as of September 30, 2023. Contract assets are transferred to trade receivables, net when the Company’s right to receive the consideration becomes unconditional. Contract assets totaled $536 million and $417 million as of September 30, 2023 and June 30, 2023, respectively. Contract assets expected to transfer to trade receivables within 12 months are accounted for within Prepaid expenses and other. Contract assets expected to transfer to trade receivables longer than 12 months are accounted for within Other long-term assets.
As of September 30, 2023, the Company's aggregate contract asset balance increased $119 million or 29% compared to June 30, 2023. The majority of this increase is related to large development and commercial programs in the Biologics segment, such as manufacturing and development services for gene therapy offerings, where revenue is recorded over time and the ability to invoice customers is dictated by contractual terms. As of September 30, 2023, the Company recorded no reserve against its aggregate contract asset balance.
Performance Obligations

Remaining performance obligations represent firm orders for future development services as well as manufacturing and commercial product supply, including minimum volume commitments, for which there are incomplete performance obligations for work not yet completed under executed contracts. Remaining performance obligations as of September 30, 2023 were $545 million. The Company expects to recognize approximately 44% of the remaining performance obligations in existence as of September 30, 2023 after June 30, 2024.
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

The purchase price allocation to assets acquired and liabilities assumed in the transaction is as follows:

(Dollars in millions)	Final Purchase Price Allocation
Trade receivables, net	$15
Inventories	5
Property, plant, and equipment	195
Other intangibles, net	52
Other, net	(12)
Goodwill	219
Total assets acquired and liabilities assumed	$474
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

Goodwill was allocated to the Pharma and Consumer Health segment. Goodwill is mainly comprised of the growth from an expected increase in capacity utilization and potential new customers. The goodwill resulting from the Metrics acquisition is not deductible for tax purposes.

Results of the business acquired were not material to the Company's consolidated statement of operations, financial position, or cash flows for the three months ended September 30, 2023.

4.    GOODWILL
The following table summarizes the changes between June 30, 2023 and September 30, 2023 in the carrying amount of goodwill in total and by segment:

(Dollars in millions)	Biologics	Pharma and Consumer Health	Total
Balance at June 30, 2023	$1,563	$1,476	$3,039
Foreign currency translation adjustments	(13)	(21)	(34)
Impairment (1)	(392)	(297)	(689)
Balance at September 30, 2023	$1,158	$1,158	$2,316
(1) Represents gross impairment charges in the period. Accumulated goodwill impairment charges amount to $899 million.
Goodwill Impairment Charges

As a result of the Consumer Health reporting unit's underperformance of recent operating results relative to expectations, the current macroeconomic conditions impacting the consumer health and biotechnology industries, and increased interest rates, the Company assessed the current and future economic outlook as of September 30, 2023 for its reporting units in its Pharma and Consumer Health and Biologics segments and identified indicators for impairment of the goodwill previously recorded for two of its reporting units. The evaluation began with a qualitative assessment of the Company's Consumer Health and Biomodalities reporting units to determine if it was more likely than not that the fair value of the reporting units was less than its carrying value. The qualitative assessment did not indicate that it was more likely than not that the fair value exceeded the carrying value in its Consumer Health and Biomodalities reporting units, which led to a quantitative assessment for the corresponding reporting units.

The Company estimated the fair value of its reporting units using a combination of the income and market approaches. In performing the goodwill impairment test, the Company used a terminal revenue growth rate of 3.5% and discount rates ranging from 9% to 10% in its estimation of fair value. The evaluation performed resulted in impairment charges of $689 million with respect to the Consumer Health and Biomodalities reporting units.
While the Company believes the assumptions it used were reasonable and commensurate with the views of a market participant, changes in key assumptions, including increasing the discount rate, lowering forecasts for revenue and operating margin or lowering the long-term growth rate could lead to the conclusion that an additional impairment was appropriate.
In conjunction with the goodwill impairment test performed as of September 30, 2023, the Company identified indicators of impairment related to its definite-lived intangibles in its Biomodalities, Bioproduct Delivery, Pharma and Product Delivery, Clinical Development and Supply, and Consumer Health reporting units. However, the results of the analysis did not result in an impairment charge.

5.    LONG-TERM OBLIGATIONS AND SHORT-TERM BORROWINGS
Long-term obligations and short-term borrowings consisted of the following at September 30, 2023 and June 30, 2023:

(Dollars in millions)	Maturity	September 30, 2023	June 30, 2023
Senior secured credit facilities
Term loan facility B-3 (7.437% as of September 30, 2023)	February 2028	$1,415	$1,418
Revolving credit facility (1) (7.673% as of September 30, 2023)	November 2027	585	500
5.000% senior notes due 2027	July 2027	500	500
2.375% Euro senior notes due 2028(2)	March 2028	872	904
3.125% senior notes due 2029	February 2029	550	550
3.500% senior notes due 2030	April 2030	650	650
Financing lease obligations	2023 to 2038	375	341
Other obligations(3)	2023 to 2028	37	25
Unamortized discount and debt issuance costs		(38)	(39)
Total debt		$4,946	$4,849
Less: current portion of long-term obligations and other short-term borrowings (1)		624	536
Long-term obligations, less current portion		$4,322	$4,313
(1)    During the three months ended September 30, 2023, the Company drew down $115 million on its revolving credit facility to supplement operating cash flows, of which $30 million was repaid during the three months ended September 30, 2023. The Company has elected to classify the borrowing on its revolving credit facility as current as it intends to repay a portion of the borrowing using cash flows from operations and/or refinance the borrowing within the next twelve months.
(2)    The change in the carrying value of this euro-denominated debt was due to fluctuations in foreign currency exchange rates.
(3)    The increase in other obligations is associated with $15 million in proceeds from a failed sale-leaseback transaction that occurred in the three months ended September 30, 2023.
The Revolving Credit Facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of September 30, 2023, we were in compliance with all material covenants under the Credit Agreement.
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

In addition to outstanding borrowings under the Revolving Credit facility, the available capacity under the Revolving Credit Facility is further reduced by the aggregate value of all outstanding letters of credit under the Credit Agreement. As of September 30, 2023, Operating Company had $509 million of unutilized capacity under the Revolving Credit Facility, due to $585 million in short-term borrowings outstanding and $6 million of outstanding letters of credit.
Measurement of the Estimated Fair Value of Debt

The estimated fair value of the Company’s senior secured credit facilities and other senior indebtedness is classified as a Level 2 determination (see Note 10, Fair Value Measurements, for a description of the method by which fair value classifications are determined) in the fair-value hierarchy and is calculated by using a discounted cash flow model with a market interest rate as a significant input. The carrying amounts and the estimated fair values of the Company’s principal categories of debt as of September 30 2023 and June 30, 2023 are as follows:

		September 30, 2023		June 30, 2023
(Dollars in millions)	Fair Value Measurement	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
5.000% senior notes due 2027	Level 2	$500	$476	$500	$482
2.375% Euro senior notes due 2028	Level 2	872	775	904	784
3.125% senior notes due 2029	Level 2	550	482	550	481
3.500% senior notes due 2030	Level 2	650	579	650	566
Senior secured credit facilities & other	Level 2	2,412	2,233	2,284	2,141
Subtotal		$4,984	$4,545	$4,888	$4,454
Unamortized discount and debt issuance costs		(38)	—	(39)	—
Total debt		$4,946	$4,545	$4,849	$4,454

6.    LOSS PER SHARE
The Company computes earnings(loss) per share of the Company’s common stock, par value $0.01 (the “Common Stock”) using the treasury stock method. Diluted net (loss) earnings per share is computed using the weighted average number of shares of Common Stock outstanding plus the weighted average number of shares of Common Stock that would be issued assuming exercise or conversion of all potentially dilutive instruments. Dilutive securities having an anti-dilutive effect on diluted net earnings per share are excluded from the calculation. The dilutive effect of the securities that are issuable under the Company’s equity incentive plans are reflected in diluted earnings per share by application of the treasury stock method. The reconciliations between basic and diluted earnings per share attributable to Catalent common shareholders for the three months ended September 30, 2023 and 2022, respectively, are as follows:

	Three Months Ended September 30,
(In millions except per share data)	2023	2022
Net loss	$(759)	$—

Weighted average shares outstanding - basic	181	180
Weighted average dilutive securities issuable - stock plans	—	1
Weighted average shares outstanding - diluted	181	181

Loss per share:
Basic	$(4.19)	$—
Diluted	$(4.19)	$—

Shares with an antidilutive effect on the weighted average shares outstanding for the three months ended September 30, 2023 and 2022 were not material.

7.    OTHER EXPENSE, NET
The components of other expense, net for the three months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,
(Dollars in millions)	2023	2022
Foreign currency losses (1)	$12	$24
Other	1	1
Total other expense, net	$13	$25

(1)    Foreign currency remeasurement gains/losses include both cash and non-cash transactions.
8.     RESTRUCTURING COSTS
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
During the fiscal year ended June 30, 2023, the Company adopted plans to reduce costs, consolidate facilities, and optimize its infrastructure across the organization. During the three months ended September 30, 2023, the Company extended its restructuring efforts to reduce costs and headcount in both its Biologics and Pharma and Consumer Health segments. In connection with these restructuring plans, the Company reduced its headcount by approximately 50 employees and incurred cumulative employee-related charges of approximately $2 million, primarily associated with cash severance programs through September 30, 2023.
Restructuring costs for the three months ended September 30, 2023 and 2022 were recorded in Other Operating Expense in the Consolidated Statement of Operations.
The following table summarizes the charges recorded within restructuring costs:

	Three Months Ended September 30,
(Dollars in millions)	2023	2022
Restructuring costs:
Employee-related reorganization	$2	$2
Facility exit and other costs	—	2
Total restructuring costs	$2	$4
The following table summarizes the charges recorded within restructuring costs by segment. These amounts are excluded from Segment EBITDA as described in Note 15, Segment Information.

	Three Months Ended September 30,
(Dollars in millions)	2023	2022
Restructuring costs:
Biologics	$1	$—
Pharma and Consumer Health	1	3
Non-segment (Corporate)	—	1
Total restructuring costs	$2	$4

The following tables illustrates the change in the employee separation-related liability associated with the plans.

Employee-related restructuring
(Dollars in millions)
Balance, June 30, 2023	$19
Charges to income	2
Payments	(9)
Balance, September 30, 2023	$12
9.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Risk Management Objective of Using Derivatives
The Company is exposed to fluctuations in the currency exchange rates applicable to its investments in operations outside the U.S. While the Company does not actively hedge against changes in foreign currency, the Company has mitigated exposure from its investments in its European operations by denominating a portion of its debt in euros. At September 30, 2023, the Company had euro-denominated debt outstanding of $872 million (U.S. dollar equivalent), which is designated and qualifies as a hedge against its net investment in its European operations. For non-derivatives designated and qualifying as net investment hedges, the effective portion of translation gains or losses are reported in accumulated other comprehensive loss as part of the cumulative translation adjustment. The following table summarizes net investment hedge activity during the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30,
(Dollars in millions)	2023	2022
Unrealized foreign exchange gain (loss) within other comprehensive income	$32	$81
The net accumulated gain on the instrument designated as a hedge as of September 30, 2023 within other comprehensive loss was approximately $129 million. Amounts are reclassified out of accumulated other comprehensive loss into earnings when the entity to which the gains and losses relate is either sold or substantially liquidated.
Interest-Rate Swap
In February 2021, the Company entered into an interest-rate swap agreement with Bank of America N.A. (the “2021 Rate Swap”) as a hedge against the economic effect of a portion of the variable interest obligation associated with its Term B-3 Loans. The 2021 Rate Swap effectively fixed the rate of interest payable on that portion of the Term B-3 Loans, thereby reducing the impact of future interest rate changes on future interest expense. As a result of the 2021 Rate Swap, the variable portion of the applicable interest rate on $500 million of the Term B-3 Loans is now effectively fixed at 0.9985%.
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

The 2023 Rate Swap continues to qualify for a cash-flow hedge. The Company evaluates hedge effectiveness at the inception of the hedge and on an ongoing basis. The cash flows associated with the 2023 Rate Swap amendment is reported in cash provided by operating activities in the consolidated statements of cash flows. The unrealized gain recorded in stockholder's equity from marking the 2021 Rate Swap to market during the three months ended September 30, 2023 was $5 million.
A summary of the estimated fair value of the 2021 Rate Swap reported in the consolidated balance sheets is stated in the table below:

	September 30, 2023		June 30, 2023
(Dollars in millions)	Balance Sheet Classification	Estimated Fair Value	Balance Sheet Classification	Estimated Fair Value
Interest-rate swap	Other long-term assets	$67	Other long-term assets	$62

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
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification as of the end of each reporting period. The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis and the fair value measurement for such assets and liabilities at September 30, 2023 and June 30, 2023:

(Dollars in millions)	Basis of Fair Value Measurement
September 30, 2023	Total	Level 1	Level 2	Level 3
Assets:
Interest-rate swap	$67	$—	$67	$—
Trading securities	2	2	—	—

June 30, 2023
Assets:
Interest-rate swap	$62	$—	$62	$—
Trading securities	1	1	—	—

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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Long-lived assets, goodwill, and other intangible assets are subject to non-recurring fair value measurement for the evaluation of potential impairment. There was no non-recurring fair value measurement during the three months ended September 30, 2023 and September 30, 2022.
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

ASC 740 provides guidance for the accounting of uncertain income tax positions recognized in the Company's tax filings. This guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that, based on technical merits, the position will be sustained upon examination, including resolution of any related appeal or litigation process. As of September 30, 2023 and June 30, 2023, the Company’s reserve against uncertain income tax positions remained substantially unchanged at $4 million. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

The Company recorded a benefit for income taxes for the three months ended September 30, 2023 of $38 million relative to loss before income taxes of $797 million. The Company recorded a provision for income taxes for the three months ended September 30, 2022 of $3 million relative to earnings before income taxes of $3 million. The income tax benefit for the quarter is primarily the result of a deferred tax benefit resulting from the impairment of goodwill during the quarter and certain discrete income tax benefits. This income tax benefit was partially reduced by a $53 million valuation allowance on domestic deferred tax assets and several unfavorable permanent tax adjustments that were fixed and not impacted by the reduced pretax earnings. Discrete items recognized during the quarter include a favorable audit settlement and equity related compensation tax benefits. The quarterly provision was also impacted by the geographic distribution of the Company's pretax income resulting from our business mix, changes in the tax impact of permanent differences, restructuring, special items, certain equity related compensation, and other discrete tax items that may have unique tax implications depending on the nature of the item.
12.    EMPLOYEE RETIREMENT BENEFIT PLANS
Components of the Company’s net periodic benefit costs are as follows:

	Three Months Ended September 30,
(Dollars in millions)	2023	2022
Components of net periodic benefit cost:
Selling, general, and administrative expenses:
Service cost	$1	$1
Other expense, net:
Interest cost	3	2
Expected return on plan assets	(2)	(2)
Net amount recognized	$2	$1
As previously disclosed, the Company notified the trustees of a multi-employer pension plan of its withdrawal from participation in such plan in fiscal 2012. The actuarial review process administered by the plan trustees ended in fiscal 2015.

The liability reported reflects the present value of the Company’s expected future long-term obligations. The estimated discounted value of the projected contributions related to such plans was $38 million as of September 30, 2023 and June 30, 2023, and is included within pension liability on the consolidated balance sheets. The annual cash impact associated with the Company’s obligations in such plan is approximately $2 million.
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

Accumulated Other Comprehensive Loss
The components of the changes in the cumulative translation adjustment, derivatives and hedges, and minimum pension liability for the three months ended September 30, 2023 and 2022 are presented below.

	Three Months Ended September 30,
(Dollars in millions)	2023	2022
Foreign currency translation adjustments:
Net investment hedge	$32	$81
Long-term intercompany loans	(16)	(41)
Translation adjustments	(65)	(160)
Total foreign currency translation adjustment, pretax	(49)	(120)
Tax (benefit) expense	(10)	15
Total foreign currency translation adjustment, net of tax	$(39)	$(135)

Net change in derivatives and hedges:
Net gain recognized during the period	$6	$18
Total derivatives and hedges, pretax	6	18
Tax (benefit) expense	1	4
Net change in derivatives and hedges, net of tax	$5	$14
For the three months ended September 30, 2023 and 2022, the changes in accumulated other comprehensive loss, net of tax by component are as follows:

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Liability Adjustments	Derivatives and Hedges	Other	Total
Balance at June 30, 2023	$(346)	$(52)	$45	$(1)	$(354)
Other comprehensive income (loss) before reclassifications	(39)	—	5	—	(34)
Net current period other comprehensive income (loss)	(39)	—	5	—	(34)
Balance at September 30, 2023	$(385)	$(52)	$50	$(1)	$(388)

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Liability Adjustments	Derivatives and Hedges	Marketable Securities	Other	Total
Balance at June 30, 2022	$(378)	$(38)	$27	$(4)	$(1)	$(394)
Other comprehensive (loss) income before reclassifications	(135)	—	14	—	—	(121)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	1	—	1
Net current period other comprehensive (loss) income	(135)	—	14	1	—	(120)
Balance at September 30, 2022	$(513)	$(38)	$41	$(3)	$(1)	$(514)

14.    COMMITMENTS AND CONTINGENCIES
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

City of Warwick Retirement System Class Action

In February 2023, an alleged shareholder filed a complaint styled City of Warwick Retirement System v. Catalent, Inc., et al., No. 23-cv-01108, in New Jersey federal court against the Company and three of its then-officers (collectively, “the Warwick Defendants”) purportedly on behalf of a putative “class” consisting of persons who purchased or otherwise acquired Company securities between August 30, 2021 and October 31, 2022, inclusive. On September 15, 2023, the Warwick complaint was amended (together with the original complaint, the "Warwick Complaint"), which amended complaint expanded the class period to between August 30, 2021 and May 7, 2023, inclusive (the “Class Period”). The Complaint purports to assert claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended and the related regulations, alleging that, unbeknownst to investors, Defendants purportedly engaged in accounting and channel stuffing schemes to pad Catalent’s revenues and failed to disclose adverse facts that purportedly were known to or recklessly disregarded by the Warwick Defendants. Specifically, the Warwick Complaint alleges that the Warwick Defendants (i) overstated revenue and earnings by prematurely recognizing revenue in violation of U.S. GAAP; (ii) suffered material weaknesses in its internal controls over financial reporting related to revenue recognition; (iii) falsely represented demand for its products while knowingly selling more product to its direct customers than could be sold to healthcare providers and end consumers; (iv) cut corners on safety and control procedures at key production facilities; (v) disregarded regulatory rules at key production facilities in order to rapidly produce excess inventory that was used to pad the Company’s financial results through premature revenue recognition in violation of U.S. GAAP or stuffing its direct customers with this excess inventory; and (vi) lacked a reasonable basis for their positive statements about the Company’s financial performance, outlook, and regulatory compliance during the Class Period. The Company believes that the Warwick Defendants have defenses to the allegations and claims set forth in the complaint and filed a motion to dismiss the Warwick Complaint on November 15, 2023.

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

Brown Derivative Claim

In September 2023, an alleged shareholder filed a derivative complaint styled Brown, et al. v. Chiminski, et al., Case 3:23-cv-15722, in New Jersey federal court against certain current and former officers and members of the Company's board of directors (the "Brown Defendants") and nominally against Catalent, Inc. The complaint mimics the allegations set out in the original complaint filed in the City of Warwick Retirement System action described above and claims that the alleged activities described there led to, and will continue to expose the Company to, costs and damages. On November 8, 2023, the court entered a stipulation between the parties extending the Brown Defendants’ time to respond to the complaint until January 8, 2024. The Company believes that the Brown Defendants have defenses to the allegations and claims set forth in the complaint and intends to vigorously defend the Brown Defendants against such allegations.

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
The following tables include Segment EBITDA for each of the Company's current reportable segments during the three months ended September 30, 2023 and 2022:

(Dollars in millions)	Three Months Ended September 30,
	2023	2022
Segment EBITDA reconciled to net loss:
Biologics	$49	$113
Pharma and Consumer Health	101	108
Sub-Total	$150	$221
Reconciling items to net earnings
Unallocated costs (1)	(777)	(87)
Depreciation and amortization	(112)	(99)
Interest expense, net	(58)	(32)
Income tax benefit (expense)	38	(3)
Net loss	$(759)	$—
(1) Unallocated costs include restructuring and special items, stock-based compensation, gain on sale of subsidiary, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(Dollars in millions)	Three Months Ended September 30,
	2023	2022
Impairment charges and gain/loss on sale of assets	$1	$2
Stock-based compensation	(19)	(19)
Restructuring and other special items(a)	(23)	(9)
Goodwill impairment charges(b)	(689)	—
Other expense, net(c)	(13)	(25)
Unallocated corporate costs, net	(34)	(36)
Total unallocated costs	$(777)	$(87)
(a)    Restructuring and other special items during the three months ended September 30, 2023 include (i) restructuring charges associated with plans to reduce costs, consolidate facilities, and optimize our infrastructure across the organization and (ii) transaction and integration costs associated with the Metrics acquisition. For further details on restructuring charges, see Note 8, Restructuring Costs.
Restructuring and other special items during the three months ended September 30, 2022 include (i) transaction costs associated with the Metrics acquisition and (ii) warehouse exit costs for a product the Company no longer manufactures in its respiratory and specialty platform.
(b)    Goodwill impairment charges during the three months ended September 30, 2023 were associated with the Company's Consumer Health and Biomodalities reporting units, which are part of the Company's Pharma and Consumer Health and Biologics segments, respectively. For further details, see Note 4, Goodwill to the Consolidated Financial Statements.
(c)    Other expense, net during the three months ended September 30, 2023 and 2022 primarily includes foreign currency remeasurement losses/gains.

The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the consolidated financial statements.

(Dollars in millions)	September 30, 2023	June 30, 2023
Assets:
Biologics	$5,365	$5,746
Pharma and Consumer Health	4,480	4,867
Corporate and eliminations	178	164
Total assets	$10,023	$10,777

16. SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplemental balance sheet information at September 30, 2023 and June 30, 2023 is detailed in the following tables.
Inventories
Work-in-process and inventories include raw materials, labor, and overhead. Total inventories consist of the following:

(Dollars in millions)	September 30, 2023	June 30, 2023
Raw materials and supplies	$781	$781
Work-in-process	186	186
Total inventories, gross	967	967
Inventory cost adjustment	(171)	(190)
Total inventories	$796	$777
Prepaid expenses and other

Prepaid expenses and other consist of the following:

(Dollars in millions)	September 30, 2023	June 30, 2023
Prepaid expenses	$63	$53
Short-term contract assets	519	399
Spare parts supplies	26	24
Prepaid income tax	89	77
Non-U.S. value-added tax	48	38
Other current assets	34	42
Total prepaid expenses and other	$779	$633
Other accrued liabilities
Other accrued liabilities consist of the following:

(Dollars in millions)	September 30, 2023	June 30, 2023
Contract liabilities	$179	$167
Accrued employee-related expenses	123	160
Accrued expenses	147	134
Operating lease liabilities	11	11
Restructuring accrual	12	19
Accrued interest	27	35
Accrued income tax	44	44
Total other accrued liabilities	$543	$570
Allowance for credit losses
The rollforward of allowance for credit losses for the three months ended September 30, 2023 is as follows:

Allowance for credit losses
(Dollars in millions)
Balance, June 30, 2023	$46
Charges	3
Write-offs	(1)
Balance, September 30, 2023	$48

17.     SUBSEQUENT EVENTS
Amendment No. 10 to Credit Agreement
On November 22, 2023, Operating Company, entered into Amendment No. 10 to Amended and Restated Credit Agreement (“Amendment No. 10”) by and among Operating Company, PTS Intermediate, the subsidiaries of Operating Company party thereto, JPMorgan Chase Bank, N.A., as the administrative agent, collateral agent, swing line lender, and letter of credit issuer, and the lenders and other parties thereto, which Amendment No. 10 further extends the deadlines by which the Operating Company is required to deliver to the Administrative Agent (i) its audited financial statements as at the end of and for the fiscal year ended June 30, 2023, together with the auditor’s report and opinion on such audited financial statements, to January 26, 2024, and (ii) its unaudited financial statements as at the end of and for the fiscal quarter ending September 30, 2023 to March 13, 2024.
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

Our operating structure consists of two operating and reportable segments: (i) Biologics, and (ii) Pharma and Consumer Health. The Biologics segment provides formulation, development, and manufacturing for biologic proteins, cell gene, and other nucleic acid therapies; pDNA; iPSCs, oncolytic viruses, and vaccines; formulation, development, and manufacturing for parenteral dose forms, including vials, prefilled syringes, and cartridges; and analytical development and testing services for large molecules. Our Pharma and Consumer Health segment provides market-leading capabilities for complex oral solids, softgel formulations, Zydis fast-dissolve technologies, and gummy, soft chew, and lozenge dosage forms; formulation, development, and manufacturing platforms for oral, nasal, inhaled, and topical dose forms; cold-chain storage and distribution, and clinical trial development and supply services.

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
The evaluation began with a qualitative assessment of each reporting unit to determine if it was more likely than not that the fair value of the reporting unit was less than its carrying value. The qualitative assessment did not indicate that it was more likely than not that the fair value exceeded the carrying value in our Consumer Health and Biomodalities reporting units, which led to a quantitative assessment for the corresponding reporting units. The evaluation performed as of September 30, 2023 resulted in a combined goodwill impairment charge of $689 million for our Consumer Health and Biomodalities reporting units within the Pharma and Consumer Health and Biologics segments, respectively.
A 50 basis point increase in the discount rate would increase the goodwill impairment $220 million and $50 million for its Biomodalities and Consumer Health reporting units, respectively. A 50 basis point decrease in the long-term growth rate would increase the goodwill impairment by $120 million and $30 million for its Biomodalities and Consumer Health reporting units, respectively.
For further details on the impairment charges for the three months ended September 30, 2023, see Note 4, Goodwill.
Other than the above, there was no material change to our critical accounting policies or in the underlying accounting assumptions and estimates from those described in our Fiscal 2023 10-K.
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

In addition, we evaluate the performance of our segments based on segment earnings before non-controlling interests, other expense (income), impairments, restructuring costs, interest expense, income tax expense, and depreciation and amortization (“Segment EBITDA”). For a reconciliation of Segment EBITDA to net earnings, see Note 15, Segment Information to our Consolidated Financial Statements.
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
Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022
The below tables summarize several financial metrics we use to measure performance for the three months ended September 30, 2023 and 2022. Refer to the discussions below regarding performance and use of key financial metrics.

Results for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 were as follows:

	Three Months Ended September 30,		FX Impact	Constant Currency Increase (Decrease)
(Dollars in millions)	2023	2022		Change $	Change %
Net revenue	$982	$1,022	$18	$(58)	(6)%
Cost of sales	813	764	13	36	5%
Gross margin	169	258	5	(94)	(37)%
Selling, general, and administrative expenses	205	196	2	7	3%
Goodwill impairment charges	689	—	—	689	*
Other operating expense, net	1	2	—	(1)	(18)%
Operating (loss) earnings	(726)	60	3	(789)	*
Interest expense, net	58	32	—	26	80%
Other expense, net	13	25	2	(14)	(58)%
(Loss) earnings before income taxes	(797)	3	1	(801)	*
Income tax (benefit) expense	(38)	3	1	(42)	*
Net loss	$(759)	$—	$—	$(759)	*
* Not meaningful

Change % calculations are based on amounts prior to rounding
Net Revenue

2023 vs. 2022
Year-Over-Year Change	Three Months Ended September 30,
Net Revenue
Organic	(8)%
Impact of acquisitions	2%
Constant-currency change	(6)%
Foreign currency translation impact on reporting	2%
Total % change	(4)%

Net revenue decreased $58 million, or 6%, excluding the impact of foreign exchange, compared to the three months ended September 30, 2022. Net revenue decreased 8% organically primarily due to a decline in demand for COVID-19 related programs, and a decline in demand for our consumer health products, primarily our wellness products, partially offset by growth from the manufacture of prescription products and our gene therapy offerings.

Net revenue increased 2% inorganically as a result of acquisitions. We acquired Metrics Contract Services (“Metrics”) in October 2022.
Gross Margin

Gross margin decreased $94 million, or 37%, compared to the three months ended September 30, 2022, excluding the impact of foreign exchange. On a constant-currency basis, gross margin, as a percentage of revenue, decreased 820 basis points to 17.0% in the three months ended September 30, 2023, compared to 25.2% in the prior-year period, primarily due to an unfavorable shift in product mix, reduced productivity, and higher costs due to increased spending on operational and engineering enhancements in our Biologics segment.
Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased $7 million, or 3%, compared to the three months ended September 30, 2022, excluding the impact of foreign exchange. The year-over-year increase was attributable to higher costs due to increased spending on operational and engineering enhancements, a one-time insurance benefit of $10 million in the prior year, $6 million in net incremental expenses from businesses acquired in the last twelve months, and $3 million of incremental credit losses.
Goodwill Impairment Charges
Goodwill impairment charges during the three months ended September 30, 2023 were associated with our Consumer Health and Biomodalities reporting units, which are part of our Pharma and Consumer Health and Biologics segments, respectively. For further details, see Note 4, Goodwill to our Consolidated Financial Statements.
Other Operating Expense, net
Other operating expense, net for the three months ended September 30, 2023 remained consistent compared to the three months ended September 30, 2022.
Interest Expense, net
Interest expense, net of $58 million for the three months ended September 30, 2023 increased $26 million, or 80%, compared to the three months ended September 30, 2022, excluding the impact of foreign exchange. The increase was primarily attributable to both a higher interest rate and increased borrowing on our revolving credit facility.

For additional information concerning our debt and financing arrangements, including the changing mix of debt and equity in our capital structure, see “—Liquidity and Capital Resources” below and Note 5, Long-Term Obligations and Short-Term Borrowings to our Consolidated Financial Statements.
Other Expense, net

Other expense, net of $13 million for the three months ended September 30, 2023 was primarily driven by $12 million of foreign currency losses.

Other expense, net of $25 million for the three months ended September 30, 2022 was primarily driven by $24 million of foreign currency losses.
Income Tax (Benefit) Expense

Our benefit for income taxes for the three months ended September 30, 2023 was $38 million relative to loss before taxes of $797 million. Our provision for income taxes for the three months ended September 30, 2022 was $3 million relative to earnings before income taxes of $3 million. The income tax benefit for the quarter was primarily the result of a deferred tax benefit resulting from the impairment of goodwill during the quarter. This income tax benefit was substantially offset by a valuation allowance on domestic deferred tax assets and several unfavorable permanent tax adjustments that were fixed and not impacted by the reduced pretax earnings. The quarterly provision was also impacted by the geographic distribution of the Company's pretax income resulting from our business mix, changes in the tax impact of permanent differences, restructuring, special items, certain equity related compensation, and other discrete tax items that may have unique tax implications depending on the nature of the item.
Segment Review
The following charts depict the percentages of net revenue from each of our two reportable segments for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Refer below for discussions regarding each segment’s net revenue and EBITDA performance and to “Non-GAAP Metrics” for a discussion of our use of Segment EBITDA, a measure that is not defined under U.S. GAAP.
Our results on a segment basis for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 were as follows:

	Three Months Ended September 30,		FX Impact	Constant Currency Increase (Decrease)
(Dollars in millions)	2023	2022		Change $	Change %
Biologics
Net revenue	$448	$523	$6	$(81)	(15)%
Segment EBITDA	49	113	—	(64)	(57)%
Pharma and Consumer Health
Net revenue	534	499	12	23	4%
Segment EBITDA	101	108	3	(10)	(10)%
Unallocated Costs (1)	(777)	(87)	(1)	(689)	*
Combined totals
Net revenue	$982	$1,022	$18	$(58)	(6)%

EBITDA (loss) from operations	$(627)	$134	$2	$(763)	*
Change % calculations are based on amounts prior to rounding.
(1)    Unallocated costs include restructuring and special items, stock-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended September 30,
(Dollars in millions)	2023	2022
Impairment charges and gain/loss on sale of assets	$1	$2
Stock-based compensation	(19)	(19)
Restructuring and other special items (a)	(23)	(9)
Goodwill impairment charges (b)	(689)	—
Other expense, net (c)	(13)	(25)
Unallocated corporate costs, net	(34)	(36)
Total unallocated costs	$(777)	$(87)
(a)    Restructuring and other special items during the three months ended September 30, 2023 include (i) restructuring charges associated with our plans to reduce costs, consolidate facilities, and optimize infrastructure across the organization and (ii) transaction and integration costs associated with our Metrics Contracts Services ("Metrics") acquisition. Restructuring and other special items during the three months ended September 30, 2022 include (i) transaction costs associated with our Metrics acquisition and (ii) warehouse exit costs for a product the Company no longer manufactures in its respiratory and specialty platform.
(b)    Goodwill impairment charges during the three months ended September 30, 2023 were associated with our Consumer Health and Biomodalities reporting units, which are part of our Pharma and Consumer Health and Biologics segments, respectively. For further details, see Note 4, Goodwill to our Consolidated Financial Statements.
(c)    Refer to Note 7, Other Expense, Net to our consolidated financial statements for details of amounts recorded within other expense, net in our Consolidated Financial Statements.
Provided below is a reconciliation of net loss to EBITDA from operations:

	Three Months Ended September 30,
(Dollars in millions)	2023	2022
Net loss	$(759)	$—
Depreciation and amortization	112	99
Interest expense, net	58	32
Income tax (benefit) expense	(38)	3
EBITDA (loss) from operations	$(627)	$134

Biologics segment

	2023 vs. 2022
Year-Over-Year Change	Three Months Ended September 30,
	Net Revenue	Segment EBITDA
Organic	(15)%	(57)%
Constant-currency change	(15)%	(57)%
Foreign exchange translation impact on reporting	1%	1%
Total % change	(14)%	(56)%

Biologics net revenue decreased by $81 million, or 15%, excluding the impact of foreign exchange, compared to the three months ended September 30, 2022. The decrease was primarily driven by a decline in demand for COVID-19 related programs and revenue from a licensing agreement recorded in the prior-year period, partially offset by growth in our gene therapy offerings.

Biologics Segment EBITDA decreased by $64 million, or 57%, excluding the impact of foreign exchange, compared to the three months ended September 30, 2022. The decrease, similar to that of net revenue, was primarily driven by a decline in demand for COVID-19 related programs as well as reduced productivity and higher costs due to increased spending on operational and engineering enhancements.
Pharma and Consumer Health segment

	2023 vs. 2022
Year-Over-Year Change	Three Months Ended September 30,
	Net Revenue	Segment EBITDA
Organic	(1)%	(20)%
Impact of acquisitions	5%	10%
Constant-currency change	4%	(10)%
Foreign currency translation impact on reporting	3%	3%
Total % change	7%	(7)%

Pharma and Consumer Health net revenue increased by $23 million, or 4%, excluding the impact of foreign exchange, compared to the three months ended September 30, 2022. Net revenue decreased 1% organically primarily driven by a decline in our consumer health products, primarily in our wellness products, partially offset by revenue from the manufacture of prescription products.
Pharma and Consumer Health Segment EBITDA decreased $10 million, or 10%, excluding the impact of foreign exchange, compared to the three months ended September 30, 2022. The organic portion of the decrease was driven by a decline in our consumer health products, primarily in our wellness products, and the impact of a one-time $10 million insurance benefit received in the first quarter of fiscal 2023.
We acquired Metrics in October 2022, which increased the segment's net revenue and Segment EBITDA on an inorganic basis by 5% and 10%, respectively, in the three months ended September 30, 2023, compared to the corresponding prior-year period.

Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of liquidity have been cash flows generated from operations and occasional capital market activities. The principal uses of cash are to fund operating and capital expenditures, business or asset acquisitions, interest payments on our debt, and any mandatory or discretionary principal payment on our debt. As of September 30, 2023, Catalent Pharma Solutions, Inc., our principal operating subsidiary (“Operating Company”), following the November 2022 execution of Amendment No. 7 to the amended and restated credit agreement, dated as of May 20, 2014, governing our senior secured credit facilities (as amended, the “Credit Agreement”), which increased the capacity of our revolving credit facility to $1.10 billion and extended its maturity to November 2027, had available $509 million in borrowing capacity under our revolving credit facility, due to $585 million in short-term borrowings outstanding and $6 million in letters of credit outstanding as of September 30, 2023. We have elected to classify the borrowing on our revolving credit facility as current as we intend to repay a portion of the borrowing using cash flow from operations and/or refinance the borrowing within the next twelve months.
Through December 1, 2023, we have increased our borrowings on our revolving credit facility to $670 million. We believe that our cash on hand, cash from operations, and available borrowings under our revolving credit facility will be adequate to meet our liquidity needs for at least the next 12 months, as well as the amounts expected to become due with respect to our pending capital projects.
Cash Flows
The following table summarizes our consolidated statements of cash flows:

	Three Months Ended September 30,
(Dollars in millions)	2023	2022	$ Change
Net cash provided by (used in):
Operating activities	$(70)	$(92)	$22
Investing activities	$(84)	$(116)	$32
Financing activities	$98	$74	$24
Operating Activities

For the three months ended September 30, 2023, cash used in operations was $70 million compared to $92 million in cash used in operations for the three months ended September 30, 2022. The year-over-year change was primarily due to a benefit in working capital partially offset by a decrease in operating earnings and an increase in interest payments due to higher outstanding debt balances.
Investing Activities
For the three months ended September 30, 2023, cash used in investing activities was $84 million, compared to $116 million for the three months ended September 30, 2022. The decrease in cash used in investing activities was primarily driven by a decrease in acquisition of property, equipment, and other productive assets.
Financing Activities
For the three months ended September 30, 2023, cash provided by financing activities was $98 million, compared to cash provided by financing activities of $74 million for the three months ended September 30, 2022. The increase in cash provided by financing activities was primarily driven by a $13 million increase in net borrowings and $15 million in proceeds from a failed sale-leaseback transaction.
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

The Credit Agreement also contains change-of-control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of September 30, 2023, we were in compliance with all material covenants under the Credit Agreement.
Subject to certain exceptions, the Credit Agreement permits us and our restricted subsidiaries to incur certain additional indebtedness, including secured indebtedness. None of our non-U.S. subsidiaries or our Puerto Rico subsidiary is a guarantor of the loans.
On September 27, 2023, Operating Company entered into Amendment No. 9 to its Amended and Restated Credit Agreement (“Amendment No. 9”) by and among Operating Company, PTS Intermediate, the subsidiaries of Operating Company party thereto, JPMorgan Chase Bank, N.A., as the administrative agent, collateral agent, swing line lender, and letter of credit issuer, and the lenders and other parties thereto, which extended the deadlines by which we were required to deliver to the administrative agent (i) our audited financial statements as at the end of and for the fiscal year ended June 30, 2023, together with the auditor’s report and opinion on such audited financial statements, to November 27, 2023, and (ii) our unaudited financial statements as at the end of and for the fiscal quarter ending September 30, 2023 to January 13, 2024.
On November 22, 2023, Operating Company, entered into Amendment No. 10 to Amended and Restated Credit Agreement (“Amendment No. 10”) by and among Operating Company, PTS Intermediate, the subsidiaries of Operating Company party thereto, JPMorgan Chase Bank, N.A., as the administrative agent, collateral agent, swing line lender, and letter of credit issuer, and the lenders and other parties thereto, which further extended the deadlines by which we are required to deliver to the administrative agent (i) our audited financial statements as at the end of and for the fiscal year ended June 30, 2023, together with the auditor’s report and opinion on such audited financial statements, to January 26, 2024, and (ii) our unaudited financial statements as at the end of and for the fiscal quarter ending September 30, 2023 to March 13, 2024.
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
The Senior Notes
The several indentures governing each series of our outstanding senior notes (collectively, the “Indentures”) contain certain covenants that, among other things, limit our ability to incur or guarantee more debt or issue certain preferred shares; pay dividends on, repurchase, or make distributions in respect of their capital stock or make other restricted payments; make certain investments; sell certain assets; create liens; consolidate, merge, sell; or otherwise dispose of all or substantially all of their assets; enter into certain transactions with their affiliates, and designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions, limitations, and qualifications as set forth in the Indentures. The Indentures also contain customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of Operating Company or certain of its subsidiaries. Upon an event of default, either the holders of at least 30% in principal amount of each of the then-outstanding series of Senior Notes, or the applicable Trustee under the Indentures, may declare the applicable senior notes immediately due and payable; or in certain circumstances, the applicable senior notes will become automatically immediately due and payable. As of September 30, 2023, Operating Company was in compliance with all material covenants under the Indentures.
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
Geographic Allocation of Cash
As of September 30, 2023 and June 30, 2023, our non-U.S. subsidiaries held cash and cash equivalents of $152 million and $181 million, respectively, out of the total consolidated cash and cash equivalents of $209 million and $280 million, respectively. These balances are dispersed across many locations around the world.

Interest Rate Risk Management
A portion of the debt used to finance our operations is exposed to interest-rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed- and floating-rate assets and liabilities. In February 2021, we entered into an interest-rate swap agreement with Bank of America N.A. that acts as a hedge against the economic effect of a portion of the variable-interest obligation associated with our U.S. dollar-denominated term loans under our senior secured credit facilities, so that the interest payable on that portion of the debt becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on future interest expense. The applicable rate for the U.S. dollar-denominated term loan under the Credit Agreement was LIBOR (subject to a floor of 0.50%) plus 2.00% as of September 30, 2023; however, as a result of this interest-rate swap agreement, the variable portion of the applicable rate on $500 million of the term loan was effectively fixed at 0.9985% as of February 2021.
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
Currency Risk Management
We are exposed to fluctuations in the euro-U.S. dollar exchange rate on our investments in our operations in Europe. While we do not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in euros. At September 30, 2023, we had $872 million of euro-denominated debt outstanding that qualifies as a hedge of a net investment in European operations. Refer to Note 9, Derivative Instruments and Hedging Activities, to our Consolidated Financial Statements for further discussion of net investment hedge activity in the period.
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

Off-Balance Sheet Arrangements
Other than short-term operating leases and outstanding letters of credit as discussed above, we do not have any material off-balance sheet arrangement as of September 30, 2023.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our quantitative and qualitative disclosures about market risks, see the section titled Item 7A, Quantitative and Qualitative Disclosures About Market Risks in our Fiscal 2023 10-K. As of September 30, 2023, there has been no material change in this information.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any control or procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective to accomplish their objectives at the reasonable assurance level, as a result of the material weaknesses in our internal control over financial reporting disclosed below.
Material Weaknesses in Internal Control over Financial Reporting
A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Previously disclosed Material Weakness in Internal Controls over Financial Reporting – Revenue recognition

As previously disclosed, management identified during the preparation of our unaudited consolidated financial statements for the three and nine months ended March 31, 2023 a material weakness in our internal controls over financial reporting relating to the year ended June 30, 2022, which remains unremediated as of September 30, 2023.

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

Furthermore, the compensating control to review the accounting assessments for contract modifications was not sufficiently designed to detect accounting misstatements. As previously disclosed, this control deficiency resulted in an immaterial revision to our consolidated financial statements for the fiscal year ended June 30, 2022 to correct an overstatement of revenue of $26 million. While this control deficiency did not result in a material misstatement of our consolidated financial statements, there is a reasonable possibility that this deficiency could have resulted in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

Previously disclosed Material Weakness in Internal Controls over Financial Reporting – Consolidated financial statement close process

As previously disclosed, management identified during the preparation of our audited consolidated financial statements for the year ended June 30, 2023 a material weakness in our internal controls over financial which remains unremediated as of September 30, 2023.

We did not maintain effective internal control over the evaluation and accounting of certain complex and non-routine transactions. Due to an insufficient complement of technical resources within its corporate accounting function, management was unable to complete its evaluation of certain complex non-routine transactions in a timely manner. Specifically, management did not adequately prepare and maintain sufficient evidence of management’s review of (i) significant assumptions, relating to the interim goodwill and long-lived assets impairment assessments as of March 31, 2023, (ii) the evaluation of indicators and assessment of impairment of goodwill and long-lived assets as of June 30, 2023 and (iii) the evaluation of the accounting, measurement and disclosure of events occurring subsequent to the balance sheet date, specifically management’s evaluation of disclosure and the related measurement of a goodwill impairment charge disclosed in the subsequent events footnote.

Previously disclosed Material Weakness in Internal Control over Financial Reporting – Inventory reconciliation

As previously disclosed, management identified during the preparation of our audited consolidated financial statements for the year ended June 30, 2023 a material weakness in our internal controls over financial which remains unremediated as of September 30, 2023.

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

Plan to Remediate Material Weakness in Internal Controls Over Financial Reporting – Revenue recognition

The Company, with oversight by the Audit Committee of the Board of Directors of the Company, is devoting significant time, attention, and resources to remediating the revenue modification material weakness in our internal controls over financing reporting described above. As of June 30, 2023, we had initiated the following steps intended to remediate this material weakness and strengthen our internal controls over financial reporting:

•We continue to hire additional technical accounting resources within our Bloomington, Indiana site and within the corporate controllership group.
•Continue to enhance the design of our management review controls relating to the accounting for contract modifications, including offered concessions.
•Continue to provide additional training for our executive leadership team, and other critical customer-facing personnel, on revenue recognition principles, including contract modifications relating to offered concessions.

We plan to continue to devote significant time and attention to remediate this material weakness as soon as reasonably practicable. We believe these actions will be sufficient to remediate the identified material weakness and strengthen our internal controls over financial reporting; however, there can be no guarantee that such remediation will be sufficient. We will continue to monitor the design and effectiveness of these and other processes, procedures, and controls and make any further change management determines appropriate. We expect to complete the remediation of this material weakness by the third quarter of fiscal 2024, although no assurance can be given regarding the time and effort needed to complete the remediation.

Plan to Remediate Material Weakness in Internal Controls over Financial Reporting – Consolidated financial statement close process

The Company, with oversight by the Audit Committee of the Board of Directors of the Company, is actively developing and implementing a comprehensive remediation plan that will include the following key initiatives:

•we engaged temporary third-party resources with the appropriate level of technical knowledge and experience in accounting related to complex non-routine transactions and the related internal control activities to complement the existing corporate accounting resources;
•we continue to hire, develop and retain incremental full-time personnel with appropriate accounting and internal controls expertise;
•we will review and update (as appropriate) our methodologies, policies and procedures designed to ensure we are able to more timely address our evaluation of complex non-routine transactions, including the related evidence of management’s review of the significant assumptions used in those evaluations; and
•review and update (as appropriate) our training programs related to the relevant internal control over financial reporting matters pertaining to complex non-routine transactions.

We plan to continue to devote significant time and attention to remediate this material weakness as soon as reasonably practicable. We believe these actions will be sufficient to remediate the identified material weakness and strengthen our internal controls over financial reporting; however, there can be no guarantee that such remediation will be sufficient. We will continue to monitor the design and effectiveness of these and other processes, procedures, and controls and make any further change management determines appropriate. We expect to complete the remediation of this material weakness by the third quarter of fiscal 2024, although no assurance can be given regarding the time and effort needed to complete the remediation.

Plan to Remediate Material Weakness in Internal Controls Over Financial Reporting – Inventory reconciliation

Management, with oversight by the Audit Committee of the Board, has updated our design of controls for the valuation of inventory at our Baltimore location.

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

PART II.    OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 14, Commitments and Contingencies, to the Consolidated Financial Statements and is incorporated by reference herein.
ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our Fiscal 2023 10-K, which could materially affect our business, financial condition, or future results. The risks described in our Fiscal 2023 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.
There has been no material change to the risk factors disclosed in our Fiscal 2023 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Equity Securities

We did not sell any unregistered equity securities during the period covered by this Quarterly Report.

Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the period covered by this Quarterly Report.

Trading Arrangements

During the fiscal quarter ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS
Exhibits:

10.1	Cooperation Agreement, dated as of August 28, 2023, by and among Elliott Investment Management L.P., a Delaware limited partnership, Elliott Associates, L.P., a Delaware limited partnership, and Elliott International, L.P., a Cayman Islands limited partnership, and Catalent, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 29, 2023).

10.2	Amendment No. 9 to Amended and Restated Credit Agreement, dated as of September 27, 2023, by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, JPMorgan Chase Bank, N.A., as the administrative agent, collateral agent, swing line lender, and letter of credit issuer, and the lenders and other parties thereto, which amends that certain Amended and Restated Credit Agreement, dated as of May 20, 2014 (as amended), by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, JPMorgan Chase Bank, N.A., as the successor administrative agent, collateral agent, swing line lender, and letter of credit issuer, and the lenders and other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 28, 2023).

10.3	Amendment No. 10 to Amended and Restated Credit Agreement, dated as of November 22, 2023, by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, JPMorgan Chase Bank, N.A., as the administrative agent, collateral agent, swing line lender, and letter of credit issuer, and the lenders and other parties thereto, which amends that certain Amended and Restated Credit Agreement, dated as of May 20, 2014 (as amended), by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, JPMorgan Chase Bank, N.A., as the successor administrative agent, collateral agent, swing line lender, and letter of credit issuer, and the lenders and other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 27, 2023).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	The following financial information from Catalent, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in inline XBRL: (i) Consolidated Statements of Operations for the Three Months Ended September 30, 2023 and 2022; (ii) Consolidated Statements of Comprehensive Loss for the Three Months Ended September 30, 2023 and 2022 (iii) Consolidated Balance Sheets as of September 30, 2023 and June 30, 2023; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the Three Months Ended September 30, 2023 and 2022; (v) Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2023 and 2022; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	The cover page of this Quarterly Report on Form 10-Q, formatted as Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALENT, INC. (Registrant)

Date:	December 8, 2023	By:	/s/ KAREN SANTIAGO
Karen Santiago
Vice President and Chief Accounting Officer