Form 10-Q
period 2023-12-31
Catalent, Inc.
filed 2024-02-14
CIK 1596783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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

On January 31, 2024, there were 180,737,675 shares of the Registrant's common stock, par value $0.01 per share, issued and outstanding.

CATALENT, INC.
Index to Form 10-Q
For the Three and Six Months Ended December 31, 2023

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

Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include, but are not limited to, those summarized below, in addition to those described more fully (i) from time to time in reports that we have filed or in the future may file with the Securities and Exchange Commission (the “SEC”), and (ii) under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (the "Fiscal 2023 10-K").

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

PART I.    FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Catalent, Inc.
Consolidated Statements of Operations
(Unaudited; dollars in millions, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net revenue	$1,024	$1,149	$2,006	$2,171
Cost of sales	853	762	1,666	1,526
Gross margin	171	387	340	645
Selling, general, and administrative expenses	250	226	455	422
Goodwill impairment (adjustments) charges	(2)	—	687	—
Other operating expense, net	35	23	36	25
Operating (loss) earnings	(112)	138	(838)	198
Interest expense, net	66	47	124	79
Other expense (income), net	4	(23)	17	2
(Loss) earnings before income taxes	(182)	114	(979)	117
Income tax expense (benefit)	24	33	(14)	36
Net (loss) earnings	$(206)	$81	$(965)	$81

Earnings (loss) per share:
Basic
Net (loss) earnings	$(1.13)	$0.45	$(5.31)	$0.45
Diluted
Net (loss) earnings	$(1.13)	$0.44	$(5.31)	$0.45

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited; dollars in millions)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net (loss) earnings	$(206)	$81	$(965)	$81
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	37	118	(2)	(17)
Pension and other post-retirement adjustments	4	—	4	—
Net change in marketable securities	—	1	—	2
Derivatives and hedges	(7)	—	(2)	14
Other comprehensive income (loss), net of tax	34	119	—	(1)
Comprehensive (loss) income	$(172)	$200	$(965)	$80

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc.
Consolidated Balance Sheets
(Unaudited; in millions, except share and per share data)

	December 31, 2023	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$229	$280
Trade receivables, net of allowance for credit losses of $42 and $46, respectively	843	1,002
Inventories	775	777
Prepaid expenses and other	723	633
Total current assets	2,570	2,692
Property, plant, and equipment, net of accumulated depreciation of $1,756 and $1,596, respectively	3,777	3,682
Other assets:
Goodwill	2,351	3,039
Other intangibles, net	911	980
Deferred income taxes	55	55
Other long-term assets	324	329
Total assets	$9,988	$10,777

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$46	$536
Accounts payable	407	424
Other accrued liabilities	583	570
Total current liabilities	1,036	1,530
Long-term obligations, less current portion	4,959	4,313
Pension liability	101	100
Deferred income taxes	50	76
Other liabilities	155	147
Commitment and contingencies (see Note 14)
Total liabilities	6,301	6,166
Shareholders' equity:
Common stock, $0.01 par value; 1.00 billion shares authorized at December 31, 2023 and June 30, 2023; 181 million and 180 million issued and outstanding at December 31, 2023 and June 30, 2023, respectively	2	2
Preferred stock, $0.01 par value; 100 million shares authorized at December 31, 2023 and June 30, 2023;0 shares issued and outstanding at December 31, 2023 and June 30, 2023	—	—
Additional paid in capital	4,742	4,701
(Accumulated deficit) retained earnings	(703)	262
Accumulated other comprehensive loss	(354)	(354)
Total shareholders' equity	3,687	4,611
Total liabilities and shareholders' equity	$9,988	$10,777

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc.
Consolidated Statement of Changes in Shareholders' Equity
(Unaudited; dollars in millions, except share data in thousands)

Three Months Ended December 31, 2023

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at September 30, 2023	180,521	$2	$4,724	$(497)	$(388)	$3,841
Share issuances related to stock- based compensation	147	—	—	—	—	—
Stock-based compensation	—	—	16	—	—	16
Employee stock purchase plan	—	—	2	—	—	2
Net loss	—	—	—	(206)	—	(206)
Other comprehensive income, net of tax	—	—	—	—	34	34
Balance at December 31, 2023	180,668	$2	$4,742	$(703)	$(354)	$3,687

Three Months Ended December 31, 2022

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at September 30, 2022	179,901	$2	$4,674	$538	$(514)	$4,700
Share issuances related to stock- based compensation	87	—	—	—	—	—
Stock-based compensation	—	—	10	—	—	10
Cash paid, in lieu of equity, for tax withholding obligations	—	—	(2)	—	—	(2)
Employee stock purchase plan	—	—	4	—	—	4
Net earnings	—	—	—	81	—	81
Other comprehensive loss, net of tax	—	—	—	—	119	119
Balance at December 31, 2022	179,988	$2	$4,686	$619	$(395)	$4,912

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc.
Consolidated Statement of Changes in Shareholders' Equity
(Unaudited; dollars in millions, except share data in thousands)

Six months ended December 31, 2023

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at June 30, 2023	180,273	$2	$4,701	$262	$(354)	$4,611
Share issuances related to stock- based compensation	395	—	—	—	—	—
Stock-based compensation	—	—	35	—	—	35
Exercise of stock options	—	—	1	—	—	1
Employee stock purchase plan	—	—	5	—	—	5
Net loss	—	—	—	(965)	—	(965)
Other comprehensive income, net of tax	—	—	—	—	—	—
Balance at December 31, 2023	180,668	$2	$4,742	$(703)	$(354)	$3,687

Six Months Ended December 31, 2022

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at June 30, 2022	179,302	$2	$4,649	$518	$(394)	$4,775
Share issuances related to stock- based compensation	686	—	—	—	—	—
Stock-based compensation	—	—	29	—	—	29
Exercise of stock options	—	—	1	—	—	1
Employee stock purchase plan	—	—	7	—	—	7
Net earnings	—	—	—	81	—	81
Other comprehensive income, net of tax	—	—	—	—	(1)	(1)
Balance at December 31, 2022	179,988	$2	$4,686	$599	$(395)	$4,892

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc.
Consolidated Statements of Cash Flows
(Unaudited; dollars in millions)

	Six Months Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(965)	$81
Adjustments to reconcile net (loss) earnings to net cash from operations:
Depreciation and amortization	233	202
Goodwill impairment charges	687	—
Non-cash foreign currency transaction loss, net	11	1
Non-cash restructuring charges	7	7
Amortization of debt issuance costs	6	4
Impairments charges and loss/gain on sale of assets, net	14	(1)
Stock-based compensation	35	29
Provision for deferred income taxes	(27)	13
Provision for bad debts and inventory	44	67
Pension settlement charges	3	—
Change in operating assets and liabilities:
Decrease in trade receivables	165	148
Increase in inventories	(46)	(180)
Decrease in accounts payable	(40)	(68)
Other assets/accrued liabilities, net—current and non-current	(85)	(181)
Net cash provided by operating activities	42	122
CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property, equipment, and other productive assets	(178)	(317)
Proceeds from maturity of marketable securities	—	61
Proceeds from sale of property and equipment	1	7
Payment for acquisitions, net of cash acquired	—	(474)
Payment for investments	(2)	(1)
Net cash used in investing activities	(179)	(724)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	815	625
Payments related to long-term obligations	(722)	(32)
Financing fees paid	(16)	(4)
Exercise of stock options	1	1
Other financing activities	6	7
Net cash provided by financing activities	84	597
Effect of foreign currency exchange on cash and cash equivalents	2	(2)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(51)	(7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	280	449
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$229	$442
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$112	$83
Income taxes paid, net	$31	$38
Non-cash purchase of property, equipment, and other productive assets	$21	$13

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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2023 are not necessarily indicative of the results that may be expected for the year ending June 30, 2024. The consolidated balance sheet at June 30, 2023 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information on the Company's accounting policies and footnotes, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 filed with the Securities and Exchange Commission (the “SEC”) on December 8, 2023.
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
As of December 31, 2023 and June 30, 2023, the Company had one customer that represented 27% and 20%, respectively, of its aggregate net trade receivables and current contract asset values, primarily associated with the Company's Biologics segment. After performing a risk assessment of this customer, the Company has determined that a reserve is not warranted as of December 31, 2023. Additionally, the Company had one customer in its Biologics segment that represented approximately 16% of consolidated net revenue during the three and six months ended December 31, 2023. The Company had one customer that represented approximately 13% of net revenue and another customer that represented approximately 10% of net revenue during the three months ended December 31, 2022. For the six months ended December 31, 2022, the Company had one customer that represented 11% of net revenue and two customers that each represented 10% of net revenue.
Depreciation
Depreciation expense was $88 million and $69 million for the three months ended December 31, 2023 and 2022, respectively. Depreciation expense was $166 million and $135 million for the six months ended December 31, 2023 and 2022, respectively. Depreciation expense includes amortization of assets related to finance leases. The Company charges repairs and maintenance costs to expense as incurred.
Amortization
Amortization expense related to other intangible assets was $33 million and $34 million for the three months ended December 31, 2023 and 2022, respectively. Amortization expense related to other intangible assets was $67 million for both the six months ended December 31, 2023 and 2022.
Research and Development Costs
The Company expenses research and development costs as incurred. Research and development costs amounted to $4 million for both the three months ended December 31, 2023 and 2022. Research and development costs amounted to $8 million and $9 million for the six months ended December 31, 2023 and 2022, respectively.
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
The following tables reflect net revenue for the three and six months ended December 31, 2023 and 2022, by type of activity and reportable segment (in millions):

Three Months Ended December 31, 2023	Biologics	Pharma and Consumer Health	Total
Manufacturing & commercial product supply	$278	$373	$651
Development services & clinical supply	160	214	374
Total	$438	$587	$1,025
Inter-segment revenue elimination			(1)
Combined net revenue			$1,024

Three Months Ended December 31, 2022	Biologics	Pharma and Consumer Health	Total
Manufacturing & commercial product supply	$76	$364	$440
Development services & clinical supply	504	206	710
Total	$580	$570	$1,150
Inter-segment revenue elimination			(1)
Combined net revenue			$1,149

Six Months Ended December 31, 2023	Biologics	Pharma and Consumer Health	Total
Manufacturing & commercial product supply	$560	$707	$1,267
Development services & clinical supply	326	414	740
Total	$886	$1,121	$2,007
Inter-segment revenue elimination			(1)
Combined net revenue			$2,006

Six Months Ended December 31, 2022	Biologics	Pharma and Consumer Health	Total
Manufacturing & commercial product supply	$171	$678	$849
Development services & clinical supply	932	391	1,323
Total	$1,103	$1,069	$2,172
Inter-segment revenue elimination			(1)
Combined net revenue			$2,171

The following table allocates revenue by the location where the goods were made or the service performed:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2023	2022	2023	2022
United States	$653	$734	$1,298	$1,432
Europe	324	356	599	630
Other	86	88	173	169
Elimination of revenue attributable to multiple locations	(39)	(29)	(64)	(60)
Total	$1,024	$1,149	$2,006	$2,171

Contract Liabilities
Contract liabilities relate to cash consideration that the Company receives in advance of satisfying the related performance obligations. The contract liabilities balances (current and non-current) as of December 31, 2023 and June 30, 2023 are as follows:

(Dollars in millions)
Balance at June 30, 2023	$180
Balance at December 31, 2023	$219
Revenue recognized in the period from amounts included in contracts liability at the beginning of the period:	$(114)

Contract liabilities that will be recognized within 12 months of December 31, 2023 are accounted for in Other accrued liabilities and those that will be recognized longer than 12 months after December 31, 2023 are accounted for in Other liabilities.

Contract Assets
Contract assets primarily relate to the Company's conditional right to receive consideration for services that have been performed for customers as of December 31, 2023 relating to the Company's development and commercial services but had not yet been invoiced as of December 31, 2023. Contract assets are transferred to trade receivables, net when the Company’s right to receive the consideration becomes unconditional. Contract assets totaled $495 million and $417 million as of December 31, 2023 and June 30, 2023, respectively. Contract assets expected to transfer to trade receivables within 12 months are accounted for within Prepaid expenses and other. Contract assets expected to transfer to trade receivables longer than 12 months are accounted for within Other long-term assets.
As of December 31, 2023, the Company's aggregate contract asset balance increased $78 million or 19% compared to June 30, 2023. The majority of this increase is related to large development and commercial programs in the Biologics segment, such as manufacturing and development services for gene therapy offerings, where revenue is recorded over time and the ability to invoice customers is dictated by contractual terms. As of December 31, 2023, the Company recorded no reserve against its aggregate contract asset balance.
Performance Obligations

Remaining performance obligations represent firm orders for future development services as well as manufacturing and commercial product supply, including minimum volume commitments, for which there are incomplete performance obligations for work not yet completed under executed contracts. Remaining performance obligations as of December 31, 2023 were $692 million. The Company expects to recognize approximately 36% of the remaining performance obligations in existence as of December 31, 2023 after June 30, 2024.
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

Results of the business acquired were not material to the Company's consolidated statement of operations, financial position, or cash flows.
4.    GOODWILL
The following table summarizes the changes between June 30, 2023 and December 31, 2023 in the carrying amount of goodwill in total and by segment:

(Dollars in millions)	Biologics	Pharma and Consumer Health	Total
Balance at June 30, 2023	$1,563	$1,476	$3,039
Foreign currency translation adjustments	2	(3)	(1)
Impairment (1)	(392)	(295)	(687)
Balance at December 31, 2023	$1,173	$1,178	$2,351
(1) Represents gross impairment charges in the period. Accumulated goodwill impairment charges amount to $897 million.
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

The Company estimated the fair value of its reporting units using a combination of the income and market approaches. In performing the goodwill impairment test, the Company used a terminal revenue growth rate of 3.5% and discount rates ranging from 9% to 10% in its estimation of fair value. The evaluation performed resulted in impairment charges of $687 million with respect to the Consumer Health and Biomodalities reporting units.
While the Company believes the assumptions it used were reasonable and commensurate with the views of a market participant, changes in key assumptions, including increasing the discount rate, lowering forecasts for revenue and operating margin or lowering the long-term growth rate could lead to the conclusion that an additional impairment was appropriate.
A qualitative assessment was performed as of December 31, 2023, which yielded no indicators of impairment.

5.    LONG-TERM OBLIGATIONS AND SHORT-TERM BORROWINGS
Long-term obligations and short-term borrowings consisted of the following at December 31, 2023 and June 30, 2023:

(Dollars in millions)	Maturity	December 31, 2023	June 30, 2023
Senior secured credit facilities
Term loan facility B-3 (7.471% as of December 31, 2023)	February 2028	$1,411	$1,418
Term loan facility B-4 (8.356% as of December 31, 2023)	February 2028	600	—
Revolving credit facility	November 2027	—	500
5.000% senior notes due 2027	July 2027	500	500
2.375% Euro senior notes due 2028(1)	March 2028	910	904
3.125% senior notes due 2029	February 2029	550	550
3.500% senior notes due 2030	April 2030	650	650
Financing lease obligations	2023 to 2038	398	341
Other obligations(2)	2023 to 2028	36	25
Unamortized discount and debt issuance costs		(50)	(39)
Total debt		$5,005	$4,849
Less: current portion of long-term obligations and other short-term borrowings		46	536
Long-term obligations, less current portion		$4,959	$4,313

(1)    The change in the carrying value of this euro-denominated debt was due to fluctuations in foreign currency exchange rates.
(2)    The increase in other obligations is primarily associated with $15 million in proceeds from a failed sale-leaseback transaction that occurred in the three months ended September 30, 2023.
On November 22, 2023, Operating Company, entered into Amendment No. 10 (the “Tenth Amendment”) to its Amended and Restated Credit Agreement dated May 20, 2014 (as amended, the “Credit Agreement”), which Tenth Amendment further extends the deadlines by which the Operating Company is required to deliver to the administrative agent (i) its audited financial statements as at the end of and for the fiscal year ended June 30, 2023, together with the auditor’s report and opinion on such audited financial statements, to January 26, 2024, and (ii) its unaudited financial statements as at the end of and for the fiscal quarter ending September 30, 2023 to March 13, 2024.

On December 19, 2023, Operating Company entered into Amendment No. 11 (the “Eleventh Amendment”) to the Credit Agreement. Pursuant to the Eleventh Amendment, the Operating Company incurred $600 million aggregate principal amount of U.S. dollar-denominated term B-4 loans (the “Term B-4 Loans”).The Term B-4 Loans are a new class of term loans under the Credit Agreement, with an interest rate, at Operating Company’s option, of either (i) the term SOFR rate plus 3.00% or (ii) the base rate plus 2.00%; provided, that the term SOFR rate shall not be less than 0.50%. The Term B-4 Loans have a maturity date of February 2028, quarterly amortization of principal equal to 1.00% with payments on the last business day of March, June, September, and December. The proceeds of the Term B-4 Loans, after payment of fees and expenses, were used to repay the existing Revolving Credit Facility under the Credit Agreement, plus accrued and unpaid interest thereon.

The Revolving Credit Facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of December 31, 2023, we were in compliance with all covenants under the Credit Agreement.

In addition to outstanding borrowings under the Revolving Credit facility, the available capacity under the Revolving Credit Facility is further reduced by the aggregate value of all outstanding letters of credit under the Credit Agreement. As of December 31, 2023, Operating Company had $1.09 billion of available capacity under the Revolving Credit Facility, due to $6 million of outstanding letters of credit.
Measurement of the Estimated Fair Value of Debt

The estimated fair value of the Company’s senior secured credit facilities and other senior indebtedness is classified as a Level 2 determination (see Note 10, Fair Value Measurements to our consolidated financial statements, for a description of the method by which fair value classifications are determined) in the fair-value hierarchy and is calculated by using a discounted cash flow model with a market interest rate as a significant input. The carrying amounts and the estimated fair values of the Company’s principal categories of debt as of December 31, 2023 and June 30, 2023 are as follows:

		December 31, 2023		June 30, 2023
(Dollars in millions)	Fair Value Measurement	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
5.000% senior notes due 2027	Level 2	$500	$499	$500	$482
2.375% Euro senior notes due 2028	Level 2	910	836	904	784
3.125% senior notes due 2029	Level 2	550	508	550	481
3.500% senior notes due 2030	Level 2	650	598	650	566
Senior secured credit facilities & other	Level 2	2,445	2,225	2,284	2,141
Subtotal		$5,055	$4,666	$4,888	$4,454
Unamortized discount and debt issuance costs		(50)	—	(39)	—
Total debt		$5,005	$4,666	$4,849	$4,454

6.    (LOSS) EARNINGS PER SHARE
The Company computes (loss) earnings per share of the Company’s common stock, par value $0.01 (the “Common Stock”) using the treasury stock method. Diluted net (loss) earnings per share is computed using the weighted average number of shares of Common Stock outstanding plus the weighted average number of shares of Common Stock that would be issued assuming exercise or conversion of all potentially dilutive instruments. Dilutive securities having an anti-dilutive effect on diluted net earnings per share are excluded from the calculation. The dilutive effect of the securities that are issuable under the Company’s equity incentive plans are reflected in diluted earnings per share by application of the treasury stock method. The reconciliations between basic and diluted earnings per share attributable to Catalent common shareholders for the three and six months ended December 31, 2023 and 2022, respectively, are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In millions except per share data)	2023	2022	2023	2022
Net (loss) earnings	$(206)	$81	$(965)	$81

Weighted average shares outstanding - basic	182	181	181	180
Weighted average dilutive securities issuable - stock plans	—	—	—	1
Weighted average shares outstanding - diluted	182	181	181	181

(Loss) earnings per share:
Basic	$(1.13)	$0.45	$(5.31)	$0.45
Diluted	$(1.13)	$0.44	$(5.31)	$0.45

Shares with an antidilutive effect on the weighted average shares outstanding for the three and six months ended December 31, 2023 and 2022 were not material.
7.    OTHER EXPENSE (INCOME), NET
The components of other expense (income), net for the three and six months ended December 31, 2023 and 2022 are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2023	2022	2023	2022
Foreign currency losses (gains) (1)	$4	$(25)	15	(1)
Other	—	2	2	3
Total other expense (income), net	$4	$(23)	$17	$2

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
During the fiscal year ended June 30, 2023, the Company adopted plans to reduce costs, consolidate facilities, and optimize its infrastructure across the organization. During the three months ended December 31, 2023, the Company extended its restructuring efforts to reduce costs and headcount in both its Biologics and Pharma and Consumer Health segments.
In October 2023, and in connection with the Company's restructuring plans, the Company committed to a plan to close operations at its San Francisco facility and to transfer those operations to other sites within its network. The Company expects to incur cash and non-cash charges of at least $25 million in connection with the site closure, primarily related to a pension liability from a multi-employer pension plan and accelerated depreciation of property, plant and equipment in the second half of fiscal 2024. Results for the three months ended December 31, 2023 are reflected in the tables below under the Pharma and Consumer Health segment.
In connection with these restructuring plans, the Company reduced its headcount by approximately 300 employees and incurred cumulative employee-related charges of approximately $12 million, primarily associated with cash severance programs through December 31, 2023.
Restructuring costs for the three and six months ended December 31, 2023 and 2022 were recorded in Other Operating Expense in the Consolidated Statement of Operations.
The following table summarizes the charges recorded within restructuring costs:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2023	2022	2023	2022
Restructuring costs:
Employee-related reorganization	$10	$12	$12	$14
Facility exit and other costs	7	11	7	13
Total restructuring costs	$17	$23	$19	$27
The following table summarizes the charges recorded within restructuring costs by segment. These amounts are excluded from Segment EBITDA as described in Note 15, Segment Information.

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2023	2022	2023	2022
Restructuring costs:
Biologics	$6	$18	$7	$18
Pharma and Consumer Health	10	1	11	4
Non-segment (Corporate)	1	4	1	5
Total restructuring costs	$17	$23	$19	$27

The following tables summarizes the change in the employee separation-related liability associated with the restructuring plans.

Employee-related restructuring
(Dollars in millions)
Balance, June 30, 2023	$19
Charges	12
Payments	(15)
Balance, December 31, 2023	$16
9.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Risk Management Objective of Using Derivatives
The Company is exposed to fluctuations in the currency exchange rates applicable to its investments in operations outside the U.S. While the Company does not actively hedge against changes in foreign currency, the Company has mitigated exposure from its investments in its European operations by denominating a portion of its debt in euros. At December 31, 2023, the Company had euro-denominated debt outstanding of $910 million (U.S. dollar equivalent), which is designated and qualifies as a hedge against its net investment in its European operations. For non-derivatives designated and qualifying as net investment hedges, the effective portion of translation gains or losses are reported in accumulated other comprehensive loss as part of the cumulative translation adjustment. The following table summarizes net investment hedge activity during the three and six months ended December 31, 2023 and 2022.

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2023	2022	2023	2022
Unrealized foreign exchange loss within other comprehensive income	$(38)	$(85)	$(6)	$(4)
The net accumulated gain on the instrument designated as a hedge as of December 31, 2023 within other comprehensive loss was approximately $91 million. Amounts are reclassified out of accumulated other comprehensive loss into earnings when the entity to which the gains and losses relate is either sold or substantially liquidated.
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
The 2023 Rate Swap continues to qualify for a cash-flow hedge. The Company evaluates hedge effectiveness at the inception of the hedge and on an ongoing basis. The cash flows associated with the 2023 Rate Swap amendment is reported in cash provided by operating activities in the consolidated statements of cash flows. The unrealized loss recorded in stockholder's equity related to the mark-to-market change in the 2021 Rate Swap during the three and six months ended December 31, 2023 was $2 million.
A summary of the estimated fair value of the 2021 Rate Swap reported in the consolidated balance sheets is stated in the table below:

	December 31, 2023		June 30, 2023
(Dollars in millions)	Balance Sheet Classification	Estimated Fair Value	Balance Sheet Classification	Estimated Fair Value
Interest-rate swap	Other long-term assets	$59	Other long-term assets	$62

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
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification as of the end of each reporting period. The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis and the fair value measurement for such assets and liabilities at December 31, 2023 and June 30, 2023:

(Dollars in millions)	Basis of Fair Value Measurement
December 31, 2023	Total	Level 1	Level 2	Level 3
Assets:
Interest-rate swap	$59	$—	$59	$—
Trading securities	5	5	—	—

June 30, 2023
Assets:
Interest-rate swap	$62	$—	$62	$—
Trading securities	1	1	—	—
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Long-lived assets, goodwill, and other intangible assets are subject to non-recurring fair value measurement for the evaluation of potential impairment. There was no non-recurring fair value measurement during the six months ended December 31, 2023.
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

ASC 740 provides guidance for the accounting of uncertain income tax positions recognized in the Company's tax filings. This guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that, based on technical merits, the position will be sustained upon examination, including resolution of any related appeal or litigation process. As of December 31, 2023 and June 30, 2023, the Company’s reserve against uncertain income tax positions remained substantially unchanged at $4 million. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

The Company recorded a provision for income taxes for the three months ended December 31, 2023 of $24 million relative to loss before income taxes of $182 million. The Company recorded a provision for income taxes for the three months ended December 31, 2022 of $33 million relative to earnings before income taxes of $114 million. The income tax expense for the quarter is primarily the result of income tax expense in select international jurisdictions and the inability to recognize income tax benefit on incremental domestic losses. The quarterly provision was also impacted by the geographic distribution of the Company's pretax loss resulting from our business mix, changes in the tax impact of permanent differences, restructuring, special items, certain equity related compensation, and other discrete tax items that may have unique tax implications depending on the nature of the item.

The Company recorded a benefit for income taxes for the six months ended December 31, 2023 of $14 million relative to loss before income taxes of $979 million. The Company recorded a provision for income taxes for the six months ended December 31, 2022 of $36 million relative to earnings before income taxes of $117 million. The income tax benefit for the period is primarily the result of income tax expense in select international jurisdictions and the inability to recognize income tax benefit on incremental domestic losses.

The year to date benefit was also impacted by the geographic distribution of the Company's pretax loss resulting from our business mix, changes in the tax impact of permanent differences, restructuring, special items, certain equity related compensation, and other discrete tax items that may have unique tax implications depending on the nature of the item.
12.    EMPLOYEE RETIREMENT BENEFIT PLANS
Components of the Company’s net periodic benefit costs are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2023	2022	2023	2022
Components of net periodic benefit cost:
Selling, general, and administrative expenses:
Service cost	$1	$1	$2	$2
Other operating expense:
Settlement charges	3	—	3	—
Other expense, net:
Interest cost	2	2	5	4
Expected return on plan assets	(2)	(2)	(4)	(4)
Amortization (1)	1	—	1	—
Net amount recognized	$5	$1	$7	$2
(1) Amount represents the amortization of unrecognized actuarial losses.
As previously disclosed, the Company notified the trustees of a multi-employer pension plan of its withdrawal from participation in such plan in fiscal 2012. The actuarial review process administered by the plan trustees ended in fiscal 2015. For the three months ended December 31, 2023, the Company decided to withdraw its participation from a multi-employer pension plan as a result of recent restructuring activities in its Pharma and Consumer Health segment. The liabilities reported reflect the present value of the Company’s expected future long-term obligations. The estimated discounted value of the projected contributions related to such plans was $44 million as of December 31, 2023 and $38 million as of June 30, 2023, and is included within pension liability on the consolidated balance sheets. The annual cash impact associated with the Company’s obligations in such plan is approximately $2 million.
The Company is in the process of terminating the U.S. pension plan and will settle with its participants either in a lump sum payout or through the purchase of an annuity contract, dependent upon the participant’s selection of payment. The Company will seek to purchase nonparticipating annuities for participants who do not elect lump sum payouts. Participants who elected a lump sum payout were settled in the three months ended December 31, 2023. The $7 million of lump sum payments were made with cash from the assets of the qualified pension plan.
The Company performed an actuarial valuation analysis as of December 31, 2023 assuming the pension plan would be terminated through the purchase of non-participating group annuity contracts by March 31, 2024. The Company estimates a total settlement loss of $12 million, in which $3 million was recorded during the three months ended December 31, 2023. The estimated loss to settle the U.S. pension plan as of December 31, 2023 was based upon a 4.5% discount rate.
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
Accumulated Other Comprehensive Loss
The components of the changes in the cumulative translation adjustment, derivatives and hedges, minimum pension liability, and marketable securities for the three and six months ended December 31, 2023 and 2022 are presented below.

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2023	2022	2023	2022
Foreign currency translation adjustments:
Net investment hedge	$(38)	$(85)	$(6)	$(4)
Long-term intercompany loans	14	31	(2)	(10)
Translation adjustments	73	155	8	(5)
Total foreign currency translation adjustment, pretax	49	101	—	(19)
Tax (benefit) expense	12	(17)	2	(2)
Total foreign currency translation adjustment, net of tax	$37	$118	$(2)	$(17)

Net change in derivatives and hedges:
Net gain recognized during the period	$(8)	$—	$(2)	$18
Total derivatives and hedges, pretax	(8)	—	(2)	18
Tax (benefit) expense	(1)	—	—	4
Net change in derivatives and hedges, net of tax	$(7)	$—	$(2)	$14

Net change in minimum pension liability:
Net gain recognized during the period	$3	$—	$3	$—
Total pension liability, pretax	3	—	3	—
Tax benefit	(1)	—	(1)	—
Net change in minimum pension liability, net of tax	$4	$—	$4	$—

Net change in marketable securities:
Net gain recognized during the period	$—	$1	$—	$1
Amounts reclassified from accumulated other comprehensive loss	—	1	—	2
Net change in marketable securities, pretax	—	2	—	3
Tax expense	—	1	—	1
Net change in marketable securities, net of tax	$—	$1	$—	$2
For the three months ended December 31, 2023 and 2022, the changes in accumulated other comprehensive loss, net of tax by component are as follows:

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Liability Adjustments	Derivatives and Hedges	Other	Total
Balance at September 30, 2023	$(385)	$(52)	$50	$(1)	$(388)
Other comprehensive income (loss) before reclassifications	37	—	(7)	—	30
Amounts reclassified from accumulated other comprehensive loss	—	4	—	—	4
Net current period other comprehensive income (loss)	37	4	(7)	—	34
Balance at December 31, 2023	$(348)	$(48)	$43	$(1)	$(354)

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Liability Adjustments	Derivatives and Hedges	Marketable Securities	Other	Total
Balance at September 30, 2022	$(513)	$(38)	$41	$(3)	$(1)	$(514)
Other comprehensive income before reclassifications	118	—	—	—	—	118
Amounts reclassified from accumulated other comprehensive loss	—	—	—	1	—	1
Net current period other comprehensive income	118	—	—	1	—	119
Balance at December 31, 2022	$(395)	$(38)	$41	$(2)	$(1)	$(395)
For the six months ended December 31, 2023 and 2022, the changes in accumulated other comprehensive loss, net of tax by component are as follows:

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Liability Adjustments	Derivatives and Hedges	Other	Total
Balance at June 30, 2023	$(346)	$(52)	$45	$(1)	$(354)
Other comprehensive income (loss) before reclassifications	(2)	—	(2)	—	(4)
Amounts reclassified from accumulated other comprehensive loss	—	4	—	—	4
Net current period other comprehensive income (loss)	(2)	4	(2)	—	—
Balance at December 31, 2023	$(348)	$(48)	$43	$(1)	$(354)

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Liability Adjustments	Derivatives and Hedges	Marketable Securities	Other	Total
Balance at June 30, 2022	$(378)	$(38)	$27	$(4)	$(1)	$(394)
Other comprehensive (loss) income before reclassifications	(17)	—	14	—	—	(3)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	2	—	2
Net current period other comprehensive (loss) income	(17)	—	14	2	—	(1)
Balance at December 31, 2022	$(395)	$(38)	$41	$(2)	$(1)	$(395)
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

City of Warwick Retirement System Class Action

In February 2023, an alleged shareholder filed a complaint styled City of Warwick Retirement System v. Catalent, Inc., et al., No. 23-cv-01108, in New Jersey federal court against the Company and three of its then-officers (collectively, “the Warwick Defendants”) purportedly on behalf of a putative “class” consisting of persons who purchased or otherwise acquired Company securities between August 30, 2021 and October 31, 2022, inclusive. On September 15, 2023, the Warwick complaint was amended (together with the original complaint, the "Warwick Complaint"), which amended complaint expanded the class period to between August 30, 2021 and May 7, 2023, inclusive (the “Class Period”). The Warwick Complaint purports to assert claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended and the related regulations, alleging that, unbeknownst to investors, the Warwick Defendants purportedly engaged in accounting and channel stuffing schemes to pad the Company’s revenues and failed to disclose adverse facts that purportedly were known to or recklessly disregarded by the Warwick Defendants. Specifically, the Warwick Complaint alleges that the Warwick Defendants (i) overstated revenue and earnings by prematurely recognizing revenue in violation of U.S. GAAP; (ii) suffered material weaknesses in its internal controls over financial reporting related to revenue recognition; (iii) falsely represented demand for its products while knowingly selling more product to its direct customers than could be sold to healthcare providers and end consumers; (iv) cut corners on safety and control procedures at key production facilities; (v) disregarded regulatory rules at key production facilities in order to rapidly produce excess inventory that was used to pad the Company’s financial results through premature revenue recognition in violation of U.S. GAAP or stuffing its direct customers with this excess inventory; and (vi) lacked a reasonable basis for their positive statements about the Company’s financial performance, outlook, and regulatory compliance during the Class Period. The Company believes that the Warwick Defendants have defenses to the allegations and claims set forth in the complaint and filed a motion to dismiss the Warwick Complaint on November 15, 2023. The plaintiffs filed their opposition to the Company's motion to dismiss on January 12, 2024, and the Company's reply to the plaintiffs' opposition is due February 15, 2024.

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

Brown Derivative Claim

In September 2023, an alleged shareholder filed a derivative complaint styled Brown, et al. v. Chiminski, et al., Case 3:23-cv-15722, in New Jersey federal court against certain current and former officers and members of the Company's board of directors (the “Brown Defendants”) and nominally against Catalent, Inc. The complaint mimics the allegations set out in the original complaint filed in the City of Warwick Retirement System action described above and claims that the alleged activities described there led to, and will continue to expose the Company to, costs and damages. On November 8, 2023, the court entered a stipulation between the parties extending the Brown Defendants’ time to respond to the complaint until January 19, 2024. The Company believes that the Brown Defendants have defenses to the allegations and claims set forth in the complaint and intends to vigorously defend the Brown Defendants against such allegations.

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

Fire at Biologics Facility

During the three months ended December 31, 2023, the Company had a small fire at a facility in its Biologics segment. The fire activated the sprinkler systems, which then caused minor flooding in certain parts of the facility. The Company accrued $9 million for estimated damages, repairs, and lost inventory. The Company is insured for such incidents and has submitted claims for reimbursement. Proceeds from potential reimbursement are not included in the financial statements for the three and six months ended December 31, 2023.
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
The following tables include Segment EBITDA for each of the Company's current reportable segments during the three and six months ended December 31, 2023 and 2022:

(Dollars in millions)	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Segment EBITDA reconciled to net (loss) earnings:
Biologics	$38	$181	$87	$294
Pharma and Consumer Health	126	135	227	243
Sub-Total	$164	$316	$314	$537
Reconciling items to net earnings
Unallocated costs (1)	(159)	(52)	(936)	(139)
Depreciation and amortization	(121)	(103)	(233)	(202)
Interest expense, net	(66)	(47)	(124)	(79)
Income tax (expense) benefit	(24)	(33)	14	(36)
Net (loss) earnings	$(206)	$81	$(965)	$81
(1) Unallocated costs include restructuring and special items, stock-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(Dollars in millions)	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Impairment charges and gain/loss on sale of assets(a)	$(15)	$(1)	$(14)	$1
Stock-based compensation	(16)	(10)	(35)	(29)
Restructuring and other special items(b)	(83)	(33)	(106)	(42)
Goodwill impairment adjustments (charges)(c)	2	—	(687)	—
Pension settlement charges	(3)	—	(3)	—
Other (expense) income, net(d)	(4)	23	(17)	(2)
Unallocated corporate costs, net	(40)	(31)	(74)	(67)
Total unallocated costs	$(159)	$(52)	$(936)	$(139)

(a)    Impairment charges and gain/loss on sale of assets for the three and six months ended December 31, 2023 includes fixed asset impairment charges associated with equipment for a product with significant decline demand in the Company's Biologics segment.
(b)    Restructuring and other special items during the three months ended December 31, 2023 include (i) restructuring charges associated with plans to reduce costs, consolidate facilities, and optimize our infrastructure across the organization and (ii) transaction and integration costs associated with the Metrics acquisition. For further details on restructuring charges, see Note 8, Restructuring Costs to the Consolidated Financial Statements.
Restructuring and other special items during the three months ended December 31, 2022 include (i) restructuring charges associated with our plans to reduce costs, consolidate facilities, and optimize our infrastructure across the organization and (ii) transaction and integration costs associated with our Metrics acquisition. Restructuring and other special items for the six months ended December 31, 2022 also includes warehouse exit costs for a product the Company no longer manufactures in its Pharma and Consumer Health segment. For further details on restructuring charges, see Note 8, Restructuring Costs to the Consolidated Financial Statements.
(c)    Goodwill impairment charges during the six months ended December 31, 2023 were associated with the Company's Consumer Health and Biomodalities reporting units, which are part of the Company's Pharma and Consumer Health and Biologics segments, respectively. For further details, see Note 4, Goodwill to the Consolidated Financial Statements.
(d)    Other expense, net during the three months ended December 31, 2023 and 2022 primarily includes foreign currency remeasurement losses/gains.

The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the consolidated financial statements.

(Dollars in millions)	December 31, 2023	June 30, 2023
Assets:
Biologics	$5,363	$5,746
Pharma and Consumer Health	4,517	4,867
Corporate and eliminations	108	164
Total assets	$9,988	$10,777

16. SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplemental balance sheet information at December 31, 2023 and June 30, 2023 is detailed in the following tables.
Inventories
Work-in-process and inventories include raw materials, labor, and overhead. Total inventories consist of the following:

(Dollars in millions)	December 31, 2023	June 30, 2023
Raw materials and supplies	$793	$781
Work-in-process	200	186
Total inventories, gross	993	967
Inventory cost adjustment	(218)	(190)
Total inventories	$775	$777
Prepaid expenses and other
Prepaid expenses and other consist of the following:

(Dollars in millions)	December 31, 2023	June 30, 2023
Prepaid expenses	$58	$53
Short-term contract assets	478	399
Spare parts supplies	27	24
Prepaid income tax	75	77
Non-U.S. value-added tax	45	38
Other current assets	40	42
Total prepaid expenses and other	$723	$633
Other accrued liabilities
Other accrued liabilities consist of the following:

(Dollars in millions)	December 31, 2023	June 30, 2023
Contract liabilities	$214	$167
Accrued employee-related expenses	136	160
Accrued expenses	141	134
Operating lease liabilities	9	11
Restructuring accrual	16	19
Accrued interest	39	35
Accrued income tax	28	44
Total other accrued liabilities	$583	$570
Allowance for credit losses
The rollforward of allowance for credit losses for the six months ended December 31, 2023 is as follows:

Allowance for credit losses
(Dollars in millions)
Balance, June 30, 2023	$46
Charges (Credits)	(4)
Balance, December 31, 2023	$42

17.     SUBSEQUENT EVENTS
Entry Into an Agreement and Plan of Merger
On February 5, 2024, the Company entered into the Agreement and Plan of Merger (the “Merger Agreement”), with Creek Parent, Inc. (“Parent”), a Delaware corporation and a wholly owned subsidiary of Novo Holdings A/S (“Novo Holdings”), and Creek Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein and in accordance with the General Corporation Law of the State of Delaware (the “DGCL”), Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent will acquire all the issued and outstanding shares of common stock of the Company.

At the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.01 per share, of the Company (such shares, collectively, the “Company Common Stock,” and each, a “Share”) that is issued and outstanding immediately prior to the Effective Time (other than any Shares held by (i) the Company, Parent or Merger Sub or any other direct or indirect wholly owned subsidiary of the Company or Parent immediately prior to the Effective Time, or (ii) a holder who has not voted in favor of the adoption of the Merger Agreement and is entitled to demand and properly demands appraisal of such Shares under the DGCL), will be converted automatically into the right to receive an amount in cash equal to $63.50 per Share, without interest (the “Merger Consideration”). The transaction values the Company at $16.5 billion on an enterprise value basis.

Consummation of the Merger is subject to customary closing conditions, including approval of the Merger by the Company’s stockholders (which has not been obtained at this stage). Further conditions include (i) receipt of certain governmental waivers, consents, clearances, decisions, declarations, approvals, and expirations of applicable waiting periods, including the expiration or early termination of the waiting period under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976, with respect to (A) the Merger and (B) the sale of three of the Company’s fill-finish sites (which are located in Anagni, Italy, Bloomington, Indiana USA, and Brussels, Belgium) and related assets from Novo Holdings to Novo Nordisk A/S (“Novo Nordisk”), of which Novo Holdings is the controlling shareholder (the “Carve-Out”), and (ii) the absence of any order, injunction or law prohibiting the Merger or the Carve-Out, in each case, without a Burdensome Condition (as defined in the Merger Agreement). Parent’s and Merger Sub’s obligations to close the Merger are also conditioned upon the absence of a Material Adverse Effect (as defined in the Merger Agreement) on the Company.

Upon termination of the Merger Agreement with Parent, the Company, under specified circumstances and conditions set forth in the Merger Agreement, could be required to pay Parent a termination fee of approximately $345 million.
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
For further details on the impairment charges for the six months ended December 31, 2023, see Note 4, Goodwill to our Consolidated Financial Statements.
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
Three Months Ended December 31, 2023 Compared to the Three Months Ended December 31, 2022
The below tables summarize several financial metrics we use to measure performance for the three months ended December 31, 2023 and 2022. Refer to the discussions below regarding performance and use of key financial metrics.

Results for the three months ended December 31, 2023 compared to the three months ended December 31, 2022 were as follows:

	Three Months Ended December 31,		FX Impact	Constant Currency Increase (Decrease)
(Dollars in millions)	2023	2022		Change $	Change %
Net revenue	$1,024	$1,149	$15	$(140)	(12)%
Cost of sales	853	762	12	79	10%
Gross margin	171	387	3	(219)	(56)%
Selling, general, and administrative expenses	250	226	2	22	10%
Goodwill impairment adjustments	(2)	—	—	(2)	*
Other operating expense, net	35	23	1	11	39%
Operating (loss) earnings	(112)	138	—	(250)	*
Interest expense, net	66	47	1	18	39%
Other expense (income), net	4	(23)	(1)	28	*
(Loss) earnings before income taxes	(182)	114	—	(296)	*
Income tax expense	24	33	—	(9)	(28)%
Net (loss) earnings	$(206)	$81	$—	$(287)	*
* Not meaningful
Change % calculations are based on amounts prior to rounding
Net Revenue

2023 vs. 2022
Year-Over-Year Change	Three Months Ended December 31,
Net Revenue
Organic	(12)%
Constant-currency change	(12)%
Foreign currency translation impact on reporting	1%
Total % change	(11)%

Net revenue decreased $140 million, or 12%, excluding the impact of foreign exchange, compared to the three months ended December 31, 2022. Net revenue decreased 12% organically primarily due to a decline in demand for COVID-19 related programs, and a decline in demand for our consumer health products, primarily our wellness products, partially offset by growth from the manufacture of prescription products, gene therapy offerings, and our orally delivered Zydis commercial products.
Gross Margin

Gross margin decreased $219 million, or 56%, compared to the three months ended December 31, 2022, excluding the impact of foreign exchange. On a constant-currency basis, gross margin, as a percentage of revenue, decreased 1,680 basis points to 16.7% in the three months ended December 31, 2023, compared to 33.5% in the prior-year period, primarily due to an unfavorable shift in product mix, lower levels of utilization across the network, increased spending on operational and engineering enhancements in our Biologics segment, an increase in inventory write-offs and reduced productivity.
Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased $22 million, or 10%, compared to the three months ended December 31, 2022, excluding the impact of foreign exchange. The year-over-year increase was attributable to higher costs due to increased spending on operational and engineering enhancements, and a $6 million increase in stock-based compensation, which were partially offset by a $7 million benefit from a decline in credit losses.
Other Operating Expense, net
Other operating expense, net for the three months ended December 31, 2023 increased $11 million or 39%, excluding the impact of foreign exchange, compared to the three months ended December 31, 2022. This increase was primarily driven by a $14 million increase in fixed asset impairment charges and $3 million of pension settlement charges.
Interest Expense, net
Interest expense, net of $66 million for the three months ended December 31, 2023 increased $18 million, or 39%, compared to the three months ended December 31, 2022, excluding the impact of foreign exchange. The increase was primarily attributable to higher interest rates on our variable rate debt and incremental borrowings.

For additional information concerning our debt and financing arrangements, including the changing mix of debt and equity in our capital structure, see “—Liquidity and Capital Resources” below and Note 5, Long-Term Obligations and Short-Term Borrowings to our Consolidated Financial Statements.
Other Expense, net
Other expense, net of $4 million for the three months ended December 31, 2023 was primarily driven by $4 million of foreign currency losses.

Other income, net of $23 million for the three months ended December 31, 2022 was primarily driven by $25 million of foreign currency gains.
Income Tax Expense

Our provision for income taxes for the three months ended December 31, 2023 was $24 million relative to loss before taxes of $182 million. Our provision for income taxes for the three months ended December 31, 2022 was $33 million relative to earnings before income taxes of $114 million. The income tax expense for the quarter is primarily the result of income tax expense in select international jurisdictions and the inability to recognize income tax benefit on incremental domestic losses. The quarterly provision was also impacted by the geographic distribution of the Company's pretax income resulting from our business mix, changes in the tax impact of permanent differences, restructuring, special items, certain equity related compensation, and other discrete tax items that may have unique tax implications depending on the nature of the item.
Segment Review
The following charts depict the percentages of net revenue from each of our two reportable segments for the three months ended December 31, 2023 compared to the three months ended December 31, 2022. Refer below for discussions regarding each segment’s net revenue and EBITDA performance and to “Non-GAAP Metrics” for a discussion of our use of Segment EBITDA, a measure that is not defined under U.S. GAAP.

Our results on a segment basis for the three months ended December 31, 2023 compared to the three months ended December 31, 2022 were as follows:

	Three Months Ended December 31,		FX Impact	Constant Currency Increase (Decrease)
(Dollars in millions)	2023	2022		Change $	Change %
Biologics
Net revenue	$438	$580	$5	$(147)	(25)%
Segment EBITDA	38	181	1	(144)	(79)%
Pharma and Consumer Health
Net revenue	587	570	11	6	1%
Segment EBITDA	126	135	3	(12)	(9)%
Inter-segment revenue elimination	(1)	(1)	(1)	1	100%
Unallocated Costs (1)	(159)	(52)	(3)	(104)	*
Combined totals
Net revenue	$1,024	$1,149	$15	$(140)	(12)%

EBITDA from operations	$5	$264	$1	$(260)	(99)%
Change % calculations are based on amounts prior to rounding.
(1)    Unallocated costs include restructuring and special items, stock-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended December 31,
(Dollars in millions)	2023	2022
Impairment charges and gain/loss on sale of assets (a)	$(15)	$(1)
Stock-based compensation	(16)	(10)
Restructuring and other special items (b)	(83)	(33)
Pension settlement charges	(3)	—
Goodwill impairment adjustments	2	—
Other expense (income), net (c)	(4)	23
Unallocated corporate costs, net	(40)	(31)
Total unallocated costs	$(159)	$(52)
(a)    Impairment charges and gain/loss on sale of assets during the three months ended December 31, 2023 include fixed asset impairment charges associated with equipment for a product with significant decline demand in our Biologics segment.

(b)    Restructuring and other special items during the three months ended December 31, 2023 include (i) restructuring charges associated with our plans to reduce costs, consolidate facilities, and optimize infrastructure across the organization and (ii) integration costs associated with our Metrics Contracts Services ("Metrics") acquisition. Restructuring and other special items during the three months ended December 31, 2022 include (i) restructuring charges associated with our plans to reduce costs, consolidate facilities, and optimize infrastructure across the organization and (ii) transaction and integration costs associated with our Metrics acquisition.
(c)    Refer to Note 7, Other Expense (Income), Net to our consolidated financial statements for details of amounts recorded within other expense, net in our Consolidated Financial Statements.
Provided below is a reconciliation of net loss to EBITDA from operations:

	Three Months Ended December 31,
(Dollars in millions)	2023	2022
Net (loss) earnings	$(206)	$81
Depreciation and amortization	121	103
Interest expense, net	66	47
Income tax expense	24	33
EBITDA from operations	$5	$264

Biologics segment

	2023 vs. 2022
Year-Over-Year Change	Three Months Ended December 31,
	Net Revenue	Segment EBITDA
Organic	(25)%	(79)%
Constant-currency change	(25)%	(79)%
Foreign exchange translation impact on reporting	1%	—%
Total % change	(24)%	(79)%

Biologics net revenue decreased by $147 million, or 25%, excluding the impact of foreign exchange, compared to the three months ended December 31, 2022. The decrease was primarily driven by a decline in demand for COVID-19 related programs, partially offset by growth in our gene therapy offerings.

Biologics Segment EBITDA decreased by $144 million, or 79%, excluding the impact of foreign exchange, compared to the three months ended December 31, 2022. The decrease, similar to that of net revenue, was primarily driven by a decline in demand for COVID-19 related programs as well as reduced productivity, an increase in inventory write-offs and higher costs due to increased spending on operational and engineering enhancements.
Pharma and Consumer Health segment

	2023 vs. 2022
Year-Over-Year Change	Three Months Ended December 31,
	Net Revenue	Segment EBITDA
Organic	1%	(9)%
Constant-currency change	1%	(9)%
Foreign currency translation impact on reporting	2%	3%
Total % change	3%	(6)%

Pharma and Consumer Health net revenue increased by $6 million, or 1%, excluding the impact of foreign exchange, compared to the three months ended December 31, 2022. Net revenue increased 1% organically primarily driven by revenue from the manufacture of prescription products, partially offset by a decline in our consumer health products, primarily in our wellness products.

Pharma and Consumer Health Segment EBITDA decreased $12 million, or 9%, excluding the impact of foreign exchange, compared to the three months ended December 31, 2022. The decrease, similar to that of net revenue, was driven by an increase from the manufacture of prescription products, partially offset by a decline in our consumer health products, primarily in our wellness products.
Six Months Ended December 31, 2023 Compared to the Six Months Ended December 31, 2022
The below tables summarize several financial metrics we use to measure performance for the six months ended December 31, 2023 and six months ended December 31, 2022. Refer to the discussions below regarding performance and use of key financial metrics.

Revenue and revenue at constant currency
(in millions)
Actual
Constant Currency
FY24
$2,006
$1,973
FY23
$2,171
$0
$900
$1,800
$2,700
$3,600

Results for the six months ended December 31, 2023 compared to the six months ended December 31, 2022 were as follows:

	Six Months Ended December 31,		FX Impact	Constant Currency Increase (Decrease)
(Dollars in millions)	2023	2022		Change $	Change %
Net revenue	$2,006	$2,171	$33	$(198)	(9)%
Cost of sales	1,666	1,526	25	115	8%
Gross margin	340	645	8	(313)	(48)%
Selling, general, and administrative expenses	455	422	4	29	7%
Goodwill impairment charges	687	—	—	687	*
Other operating expense	36	25	—	11	35%
Operating (loss) earnings	(838)	198	4	(1,040)	*
Interest expense, net	124	79	1	44	56%
Other expense, net	17	2	3	12	*
(Loss) earnings before income taxes	(979)	117	—	(1,096)	*
Income tax (benefit) expense	(14)	36	1	(51)	(142)%
Net (loss) earnings	$(965)	$81	$(1)	$(1,045)	*
* Not meaningful
Change % calculations are based on amounts prior to rounding.

Net Revenue

2023 vs. 2022
Year-Over-Year Change	Six Months Ended December 31,
Net Revenue
Organic	(10)%
Impact of acquisitions	1%
Constant-currency change	(9)%
Foreign currency translation impact on reporting	1%
Total % change	(8)%
Net revenue decreased by $198 million, or 9%, excluding the impact of foreign exchange, compared to the six months ended December 31, 2022. Net revenue decreased 10% organically on a constant-currency basis, primarily related to a significant decline in demand for COVID-19 related programs, partially offset by growth in our gene therapy offerings.
Net revenue increased 1% inorganically as a result of acquisitions. We acquired Metrics Contract Services (“Metrics”) in October 2022.
Gross Margin
Gross margin decreased by $313 million, or 48%, compared to the six months ended December 31, 2022, excluding the impact of foreign exchange, primarily due to an unfavorable shift in product mix, lower levels of utilization across the network, reduced productivity, and higher costs from increased spending on operational and engineering enhancements in our Biologics segment, partially offset by a decrease in inventory write-offs. On a constant-currency basis, gross margin, as a percentage of revenue, decreased 1,280 basis points to 16.8% in the six months ended December 31, 2023, compared to the corresponding prior-year period, primarily due to the factors described in the immediately preceding sentence.
Selling, General, and Administrative Expense

Selling, general, and administrative expense increased $29 million or 7%, compared to the six months ended December 31, 2022, excluding the impact of foreign exchange. The year-over-year increase was primarily driven by increased spending on operational and engineering enhancements, a one-time insurance benefit of $10 million in the prior year, $6 million in net incremental expenses from businesses acquired in the last 12 months, and a $6 million increase in stock-based compensation, partially offset by a $2 million decline in integration costs.
Goodwill Impairment Charges
Goodwill impairment charges during the six months ended December 31, 2023 were associated with our Consumer Health and Biomodalities reporting units, which are part of our Pharma and Consumer Health and Biologics segments, respectively. For further details, see Note 4, Goodwill to our Consolidated Financial Statements.
Other Operating Expense
Other operating expense of $36 million for the six months ended December 31, 2023 increased by $11 million, or 35%, compared to the six months ended December 31, 2022, excluding the impact of foreign exchange. The year-over-year increase was primarily due to a $14 million increase in fixed-asset impairment charges and $3 million of pension settlement charges, partially offset by a $8 million decrease in restructuring charges.
Interest Expense, net
Interest expense, net of $124 million for the six months ended December 31, 2023 increased by $44 million, or 56%, compared to the six months ended December 31, 2022, excluding the impact of foreign exchange. The increase was primarily attributable to higher interest rates on our variable rate debt and incremental borrowings.
For additional information concerning our debt and financing arrangements, including the changing mix of debt and equity in our capital structure, see “—Liquidity and Capital Resources” below and Note 5, Long-Term Obligations and Short-Term Borrowings to our Consolidated Financial Statements.
Other Expense (Income), net

Other expense, net of $17 million for the six months ended December 31, 2023 was primarily driven by foreign currency losses of $15 million.
Other expense, net of $2 million for the six months ended December 31, 2022 includes miscellaneous non-operating expenses.
Income Tax (Benefit) Expense

Our benefit for income taxes for the six months ended December 31, 2023 was $14 million relative to loss before income taxes of $979 million. Our provision for income taxes for the six months ended December 31, 2022 was $36 million relative to earnings before income taxes of $117 million. The income tax benefit for the period is primarily the result of income tax expense in select international jurisdictions and the inability to recognize income tax benefit on incremental domestic losses. The year to date benefit was also impacted by the geographic distribution of the Company's pretax loss resulting from our business mix, changes in the tax impact of permanent differences, restructuring, special items, certain equity related compensation, and other discrete tax items that may have unique tax implications depending on the nature of the item.
Segment Review

The following charts depict the percentage of net revenue for each of our two reportable segments for the six months ended December 31, 2023 compared to the six months ended December 31, 2022. Refer below for discussions regarding each segment’s net revenue and EBITDA performance and to “Non-GAAP Metrics” for discussions of our use of Segment EBITDA and EBITDA from operations, measures that are not defined under U.S. GAAP.
Our results on a segment basis for the six months ended December 31, 2023 compared to the six months ended December 31, 2022 were as follows:

	Six Months Ended December 31,		FX Impact	Constant Currency Increase (Decrease)
(Dollars in millions)	2023	2022		Change $	Change %
Biologics
Net revenue	$886	$1,103	$10	$(227)	(21)%
Segment EBITDA	87	294	1	(208)	(71)%
Pharma and Consumer Health
Net revenue	1,121	1,069	23	29	3%
Segment EBITDA	227	243	6	(22)	(9)%
Inter-segment revenue elimination	(1)	(1)	—	—	*
Unallocated Costs (1)	(936)	(139)	(4)	(793)	*
Combined totals
Net revenue	$2,006	$2,171	$33	$(198)	(9)%

(Loss) EBITDA from operations	$(622)	$398	$3	$(1,023)	*
Change % calculations are based on amounts prior to rounding.

*Percentage not meaningful
(1) Unallocated costs include restructuring and special items, stock-based compensation, goodwill impairment charges, fixed asset impairment charges, certain other corporate-directed costs, and other costs that are not allocated to the segments as follows:

	Six Months Ended December 31,
(Dollars in millions)	2023	2022
Impairment charges and gain/loss on sale of assets (a)	$(14)	$1
Stock-based compensation	(35)	(29)
Restructuring and other special items (b)	(106)	(42)
Pension settlement charges	(3)	—
Goodwill impairment charges (c)	(687)	—
Other expense, net (d)	(17)	(2)
Non-allocated corporate costs, net	(74)	(67)
Total unallocated costs	$(936)	$(139)
(a) Impairment charges and gain/loss on sale of assets during the six months ended December 31, 2023 include fixed-asset impairment charges associated with equipment for a product with significant decline demand in our Biologics segment.
(b) Restructuring and other special items during the six months ended December 31, 2023 include (i) restructuring charges associated with our plans that reduced costs, consolidated facilities, and optimized our infrastructure across the organization, most notably the announced closure of our San Francisco facility and (ii) transaction and integration costs associated with the Metrics acquisition.
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
(c)    Goodwill impairment charges during the six months ended December 31, 2023 were associated with our Consumer Health and Biomodalities reporting units, which are part of our Pharma and Consumer Health and Biologics segments, respectively. For further details, see Note 4, Goodwill to our Consolidated Financial Statements.
(d)    Refer to Note 7, Other Expense (Income), Net to our consolidated financial statements for details.

Provided below is a reconciliation of net earnings to EBITDA from operations:

	Six Months Ended December 31,
(Dollars in millions)	2023	2022
Net (loss) earnings	$(965)	$81
Depreciation and amortization	233	202
Interest expense, net	124	79
Income tax (benefit) expense	(14)	36
(Loss) EBITDA from operations	$(622)	$398
Biologics segment

	2023 vs. 2022
Year-Over-Year Change	Six Months Ended December 31,
	Net Revenue	Segment EBITDA
Organic	(21)%	(71)%
Constant-currency change	(21)%	(71)%
Foreign exchange translation impact on reporting	1%	1%
Total % change	(20)%	(70)%

Net revenue in our Biologics segment decreased by $227 million, or 21%, excluding the impact of foreign exchange, compared to the six months ended December 31, 2022. The decrease was primarily driven by a significant decline in demand for COVID-19 related programs, partially offset by strong growth in our gene therapy offerings.
Biologics Segment EBITDA decreased by $208 million, or 71%, excluding the impact of foreign exchange, compared to the six months ended December 31, 2022. Segment EBITDA decreased 71%, compared to the six months ended December 31, 2022, excluding the impact of acquisitions. The decrease was primarily driven by a significant decline in demand for COVID-19 related programs, lower levels of utilization across the Biologics network, and higher costs due to increased spending on operational and engineering enhancements, which were partially offset by strong growth in our gene therapy offerings and a decrease in inventory write-offs.
Pharma and Consumer Health segment

	2023 vs. 2022
Year-Over-Year Change	Six Months Ended December 31,
	Net Revenue	Segment EBITDA
Organic	—%	(13)%
Impact of acquisitions	3%	4%
Constant-currency change	3%	(9)%
Foreign exchange translation impact on reporting	2%	3%
Total % change	5%	(6)%

Pharma and Consumer Health net revenue increased $29 million, or 3%, excluding the impact of foreign exchange, compared to the six months ended December 31, 2022. Organic revenue was flat when compared to the six months ended December 31, 2022. The increase in revenue from the manufacture of prescription products and growth in our clinical supply services, were partially offset by a decline in demand for our consumer health products, primarily our wellness products.
Pharma and Consumer Health Segment EBITDA decreased $22 million, or 9%, excluding the impact of foreign exchange, compared to the six months ended December 31, 2022. Segment EBITDA decreased 13%, compared to the six months ended December 31, 2022, excluding the impact of acquisitions. The decrease in organic Segment EBITDA was primarily driven by a decline in demand for our consumer health products, partially offset by an increase in revenue from the manufacture of prescription products.

We acquired Metrics in October 2022, which increased the segment's net revenue and Segment EBITDA on an inorganic basis by 3% and 4%, respectively, in the six months ended December 31, 2023, compared to the corresponding prior-year period.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of liquidity have been cash flows generated from operations and occasional capital market activities. The principal uses of cash are to fund operating and capital expenditures, business or asset acquisitions, interest payments on our debt, and any mandatory or discretionary principal payment on our debt. As of December 31, 2023, Catalent Pharma Solutions, Inc., our principal operating subsidiary (“Operating Company”), had available $1.09 billion in borrowing capacity under our revolving credit facility, due to $6 million in letters of credit outstanding as of December 31, 2023.
We believe that our cash on hand, cash from operations, and available borrowings under our revolving credit facility will be adequate to meet our liquidity needs for at least the next 12 months, as well as the amounts expected to become due with respect to our pending capital projects.
Cash Flows
The following table summarizes our consolidated statements of cash flows:

	Six Months Ended December 31,
(Dollars in millions)	2023	2022	$ Change
Net cash provided by (used in):
Operating activities	$42	$122	$(80)
Investing activities	$(179)	$(724)	$545
Financing activities	$84	$597	$(513)
Operating Activities

For the six months ended December 31, 2023, cash provided by operations was $42 million compared to $122 million in cash provided by operations for the six months ended December 31, 2022. The year-over-year change was primarily due to a benefit in working capital partially offset by a decrease in operating earnings and an increase in interest payments due to higher outstanding debt balances and higher rates on our variable rate debt. The lump-sum payments from the partial settlement of the frozen domestic pension plan were made with cash from the qualified pension plans, not with Company cash.
Investing Activities
For the six months ended December 31, 2023, cash used in investing activities was $179 million, compared to $724 million for the six months ended December 31, 2022. The decrease in cash used in investing activities was primarily driven by a decrease in mergers and acquisitions activity and a decrease in acquisition of property, equipment, and other productive assets.
Financing Activities
For the six months ended December 31, 2023, cash provided by financing activities was $84 million, compared to cash provided by financing activities of $597 million for the six months ended December 31, 2022. The decrease in cash provided by financing activities was primarily driven by a $500 million decrease in net borrowings.
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

The Credit Agreement also contains change-of-control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of December 31, 2023, we were in compliance with all material covenants under the Credit Agreement.
Subject to certain exceptions, the Credit Agreement permits us and our restricted subsidiaries to incur certain additional indebtedness, including secured indebtedness. None of our non-U.S. subsidiaries or our Puerto Rico subsidiary is a guarantor of the loans.
On November 22, 2023, Operating Company, entered into Amendment No. 10 to the Credit Agreement, which further extended the deadlines by which we are required to deliver to the administrative agent (i) our audited financial statements as at the end of and for the fiscal year ended June 30, 2023, together with the auditor’s report and opinion on such audited financial statements, to January 26, 2024, and (ii) our unaudited financial statements as at the end of and for the fiscal quarter ending September 30, 2023 to March 13, 2024.

On December 19, 2023, Operating Company entered into Amendment No. 11 to the Credit Agreement, pursuant to which Operating Company incurred $600 million aggregate principal amount of new incremental dollar term loans.
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
The Senior Notes
The several indentures governing each series of our outstanding senior notes (collectively, the “Indentures”) contain certain covenants that, among other things, limit our ability to incur or guarantee more debt or issue certain preferred shares; pay dividends on, repurchase, or make distributions in respect of their capital stock or make other restricted payments; make certain investments; sell certain assets; create liens; consolidate, merge, sell; or otherwise dispose of all or substantially all of their assets; enter into certain transactions with their affiliates, and designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions, limitations, and qualifications as set forth in the Indentures. The Indentures also contain customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of Operating Company or certain of its subsidiaries. Upon an event of default, either the holders of at least 30% in principal amount of each of the then-outstanding series of Senior Notes, or the applicable Trustee under the Indentures, may declare the applicable senior notes immediately due and payable; or in certain circumstances, the applicable senior notes will become automatically immediately due and payable. As of December 31, 2023, Operating Company was in compliance with all material covenants under the Indentures.
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
Geographic Allocation of Cash
As of December 31, 2023 and June 30, 2023, our non-U.S. subsidiaries held cash and cash equivalents of $176 million and $181 million, respectively, out of the total consolidated cash and cash equivalents of $229 million and $280 million, respectively. These balances are dispersed across many locations around the world.

Interest Rate Risk Management
A portion of the debt used to finance our operations is exposed to interest-rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed- and floating-rate assets and liabilities. In February 2021, we entered into an interest-rate swap agreement with Bank of America N.A. that acts as a hedge against the economic effect of a portion of the variable-interest obligation associated with our U.S. dollar-denominated term loans under our senior secured credit facilities, so that the interest payable on that portion of the debt becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on future interest expense. The applicable rate for the U.S. dollar-denominated term loan under the Credit Agreement was LIBOR (subject to a floor of 0.50%) plus 2.00% as of December 31, 2023; however, as a result of this interest-rate swap agreement, the variable portion of the applicable rate on $500 million of the term loan was effectively fixed at 0.9985%.
To conform with the adoption of ASC 848, Reference Rate Reform and the Eighth Amendment, the Company amended the 2021 Rate Swap as the 2023 Rate Swap. The 2023 Rate Swap continues to effectively fix the rate of interest payable on the same portion of our U.S dollar-denominated term loans under our secured credit facilities. The applicable rate for the U.S. dollar-denominated term loan under the Credit Agreement was SOFR (subject to a floor of 0.39%) plus 2.00% as of December 31, 2023. As a result of the 2023 Rate Swap, the variable portion of the applicable interest rate on $500 million of the U.S. dollar-denominated term loans is now effectively fixed at 0.9431%.
Currency Risk Management
We are exposed to fluctuations in the euro-U.S. dollar exchange rate on our investments in our operations in Europe. While we do not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in euros. At December 31, 2023, we had $910 million of euro-denominated debt outstanding that qualifies as a hedge of a net investment in European operations. Refer to Note 9, Derivative Instruments and Hedging Activities, to our Consolidated Financial Statements for further discussion of net investment hedge activity in the period.
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

Off-Balance Sheet Arrangements
Other than short-term operating leases and outstanding letters of credit as discussed above, we do not have any material off-balance sheet arrangement as of December 31, 2023.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our quantitative and qualitative disclosures about market risks, see the section titled Item 7A, Quantitative and Qualitative Disclosures About Market Risks in our Fiscal 2023 10-K. As of December 31, 2023, there has been no material change in this information.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any control or procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective to accomplish their objectives at the reasonable assurance level, as a result of the material weaknesses in our internal control over financial reporting disclosed below.
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

Material Weakness in Internal Controls over Financial Reporting – Contract Modifications

In connection with our evaluation for the three months ended December 31, 2023, we identified a material weakness in internal control over financial reporting as we did not maintain effective internal controls to properly identify and assess the accounting treatment of contract modification arrangements under ASC 606, Revenue from Contracts with Customers. The review of the accounting assessments for certain modified contracts during the quarter ended December 31, 2023, was not performed with the necessary level of technical competency to detect a material misstatement.

Material Weakness in Internal Controls over Financial Reporting – Income Tax Provision

In connection with our evaluation for the three months ended December 31, 2023, we identified a material weakness in internal control over financial reporting as we did not maintain effective internal control over the preparation and review of the interim income tax provision. Specifically, the Company did not design an appropriate interim review control over the completeness and accuracy of certain inputs to the quarterly income tax provision calculations. While the control deficiency did not result in a material misstatement to the Company’s interim consolidated financial statements, there is a reasonable possibility that the control deficiency could have resulted in a material misstatement of the income tax related accounts or disclosures in the Company’s interim consolidated financial statements that would not have been prevented or detected on a timely basis.

Previously Disclosed Material Weakness in Internal Controls over Financial Reporting – Revenue Recognition

As previously disclosed, management identified during the preparation of our unaudited consolidated financial statements for the fiscal year ended June 30, 2023 a material weakness in our internal controls over financial reporting relating to the year ended June 30, 2022, which remains unremediated as of December 31, 2023.

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

Previously Disclosed Material Weakness in Internal Controls over Financial Reporting – Consolidated Financial Statement Close Process

As previously disclosed, management identified during the preparation of our audited consolidated financial statements for the year ended June 30, 2023 a material weakness in our internal controls over financial which remains unremediated as of December 31, 2023.

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

Previously Disclosed Material Weakness in Internal Control over Financial Reporting – Inventory Reconciliation

As previously disclosed, management identified during the preparation of our audited consolidated financial statements for the year ended June 30, 2023 a material weakness in our internal controls over financial which remains unremediated as of December 31, 2023.

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

Plan to Remediate Material Weakness in Internal Controls Over Financial Reporting – Contract Modifications

The Company, with oversight by the Audit Committee of the Board of Directors of the Company, is devoting significant time, attention, and resources to remediating the contract modification material weakness in our internal controls over financial reporting described above. We have initiated the following steps intended to remediate this material weakness and strengthen our internal controls over financial reporting:

•We hired additional technical accounting resources within the corporate controllership group.
•Ensuring that appropriate levels of our management, including our necessary technical accounting resources, are consulted before significant contract modifications are executed.

Plan to Remediate Material Weakness in Internal Controls Over Financial Reporting – Income Tax Provision

Management, with the oversight of the Audit Committee of the Board, will update our design of controls over the completeness and accuracy of inputs to the quarterly income tax provision calculations.

Plan to Remediate Material Weakness in Internal Controls Over Financial Reporting – Revenue Recognition

The Company, with oversight by the Audit Committee of the Board of Directors of the Company, is devoting significant time, attention, and resources to remediating the revenue modification material weakness in our internal controls over financial reporting described above. We are taking initiated the following steps intended to remediate this material weakness and strengthen our internal controls over financial reporting:

•We hired additional technical accounting resources within our Bloomington, Indiana site and within the corporate controllership group.
•Enhanced the design of our management review controls relating to the accounting for contract modifications, including offered concessions.
•Continue to provide additional training for our executive leadership team, and other critical customer-facing personnel, on revenue recognition principles, including contract modifications relating to offered concessions.

We plan to continue to devote significant time and attention to remediate this material weakness as soon as reasonably practicable. We believe these actions will be sufficient to remediate the identified material weakness and strengthen our internal controls over financial reporting; however, there can be no guarantee that such remediation will be sufficient. We will continue to monitor the design and effectiveness of these and other processes, procedures, and controls and make any further change management determines appropriate. We expect to complete the remediation of this material weakness by the fourth quarter of fiscal 2024, although no assurance can be given regarding the time and effort needed to complete the remediation.

Plan to Remediate Material Weakness in Internal Controls over Financial Reporting – Consolidated Financial Statement Close Process

The Company, with oversight by the Audit Committee of the Board of Directors of the Company, developed and implemented a comprehensive remediation plan which includes the following key initiatives:

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

We plan to continue to devote significant time and attention to remediate this material weakness as soon as reasonably practicable. We believe these actions will be sufficient to remediate the identified material weakness and strengthen our internal controls over financial reporting; however, there can be no guarantee that such remediation will be sufficient. We will continue to monitor the design and effectiveness of these and other processes, procedures, and controls and make any further change management determines appropriate. We expect to complete the remediation of this material weakness by the fourth quarter of fiscal 2024, although no assurance can be given regarding the time and effort needed to complete the remediation.

Plan to Remediate Material Weakness in Internal Controls Over Financial Reporting – Inventory Reconciliation

Management, with oversight by the Audit Committee of the Board, has updated our design of controls for the valuation of inventory at our Baltimore location and we will continue to review and update our procedures as well as provide additional training to the control owners. We believe these actions will be sufficient to remediate the identified material weakness and strengthen our internal controls over financial reporting; however, there can be no guarantee that such remediation will be sufficient. We will continue to monitor the design and effectiveness of these and other processes, procedures, and controls and make any further change management determines appropriate. We expect to complete the remediation of this material weakness by the fourth quarter of fiscal 2024, although no assurance can be given regarding the time and effort needed to complete the remediation.

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

We may not complete the pending Merger with Novo Holdings within the timeframe anticipated, or at all, which could have a material adverse effect on our business, financial condition or results of operations, as well as negatively impact our share price.

On February 5, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Creek Parent, Inc. (“Parent”), a Delaware corporation and a wholly owned subsidiary of Novo Holdings A/S (“Novo Holdings”), and Creek Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein and in accordance with the General Corporation Law of the State of Delaware, Merger Sub will be merged with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Parent (the “Merger”).

Consummation of the Merger is subject to customary closing conditions, including (i) approval of the Merger by the Company’s stockholders, (ii) receipt of certain governmental waivers, consents, clearances, decisions, declarations, approvals, and expirations of applicable waiting periods, including the expiration or early termination of the waiting period under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976, with respect to (A) the Merger and (B) the sale of three of the Company’s fill-finish sites (which are located in Anagni, Italy, Bloomington, Indiana USA, and Brussels, Belgium) and related assets from Novo Holdings to Novo Nordisk A/S, of which Novo Holdings has a controlling interest (the “Carve-Out”), (iii) the absence of any order, injunction or law prohibiting the Merger or the Carve-Out, in each case, without a Burdensome Condition (as defined in the Merger Agreement), and (iv) the absence of a Material Adverse Effect (as defined in the Merger Agreement) on the Company. Furthermore, the granting of regulatory approvals by antitrust authorities could involve the imposition of additional conditions on the closing of the Merger. The imposition of such conditions or the failure or delay to obtain regulatory approvals could have the effect of delaying completion of the Merger or of imposing additional costs or limitations on us or may result in the failure to close the Merger. We cannot provide any assurance that the conditions to the consummation of the Merger will be satisfied or waived or that, if the Merger is consummated, it will be on the terms specified in the Merger Agreement or within the anticipated timeframe.

Failure to complete the Merger within the timeframe anticipated could adversely affect our business and the market price of our Shares in a number of ways, including:

•The price of our common stock may decline to the extent that current market prices of our common stock reflect assumptions that the Merger will be completed on a timely basis.

•We could be required to pay Novo Holdings a termination fee of approximately $345 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement.

•The failure to complete the Merger may result in negative publicity and negatively affect our relationship with our stockholders, employees, customers, suppliers and lenders.

•If the Merger is not completed, the time and resources committed by our management team could have been devoted to pursuing other opportunities.

•We have incurred, and will continue to incur, significant expenses for professional services in connection with the Merger for which we will have received little or no benefit if the Merger is not completed.

In addition, any litigation or enforcement proceeding commenced against us in connection with the Merger may require us to devote significant time and resources and could require us to incur significant costs. This also could result in the Merger being delayed and/or enjoined by a court of competent jurisdiction, which could prevent the Merger from becoming effective.

The occurrence of any of these events individually or in combination which could have a material adverse effect on our business, financial condition or results of operations, as well as negatively impact our share price.

The announcement and pendency of the Merger with Novo Holdings could materially adversely affect our business, financial condition or results of operations, as well as negatively impact our share price.

Our efforts to complete the Merger with Novo Holdings could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our business, financial condition or results of operations, or the price of our common stock. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following consummation of the Merger. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transaction and thus is being diverted from our day-to-day operations. Uncertainty as to our future also could adversely affect our business and our relationship with collaborators, strategic partners, suppliers, existing or prospective customers or regulators. For example, collaborators, suppliers, existing or prospective customers and other counterparties may defer decisions concerning us, or seek to change existing business relationships with us, whether pursuant to the terms of their existing agreements with us or otherwise. Changes to or termination of existing business relationships could materially adversely affect our financial condition and results of operations, as well as negatively impact our share price. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction, changes to the terms of the transaction or termination of the Merger Agreement.

In certain instances, the Merger Agreement requires us to pay a termination fee to Novo Holdings, which could require us to use available cash that would have otherwise been available for general corporate purposes and other uses.

The Merger Agreement contains certain termination rights for us and Novo Holdings. Subject to certain limitations, we or Novo Holdings may terminate the Merger Agreement if the Merger is not closed by February 5, 2025 (as may be extended as described in the following sentence, the “End Date”), either the Company or Parent may terminate the Merger Agreement. However, if as of such End Date all conditions set forth in the Merger Agreement have been satisfied or waived (other than those conditions that (i) by their nature are to be satisfied by actions to be taken at the closing, or (ii) relate to receipt of required regulatory approvals or legal restraints in connection with required regulatory approvals or applicable antitrust laws), then the End Date will automatically be extended by three (3) months on each of four (4) occasions. In addition, if the condition relating to receipt of the Company’s stockholders’ approval has not been satisfied solely due to the Company’s inability to timely file the Merger proxy statement in certain limited circumstances, then, subject to the satisfaction or waiver of all conditions other than the foregoing and those noted in the preceding sentence, the End Date will be extended by three (3) months on each of the first two (2) such occasions.

Upon termination of the Merger Agreement, the Company, under specified circumstances and conditions set forth in the Merger Agreement, including termination (1) by the Company in order to enter into an alternative acquisition agreement with respect to a Superior Offer (as defined in the Merger Agreement) or (2) by Parent upon a change in our board of directors’ stockholder recommendation of the Merger, will be required to pay Parent a termination fee equal to $345 million.

If the Merger Agreement is terminated under such circumstances, the termination fee we would be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business, results of operations and financial condition, which in turn would materially and adversely affect the price of our common stock.

We have incurred, and will continue to incur, direct and indirect costs as a result of the pending Merger with Novo Holdings.

We have incurred, and will continue to incur, significant costs and expenses, including legal, accounting and other advisory fees and other transaction costs, in connection with the pending Merger. We will be required to pay a substantial portion of these costs and expenses whether or not the Merger is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities, generally requiring us to conduct our business in the ordinary course, consistent with past practice, in all material respects, and subjecting us to a variety of specified limitations absent Novo Holdings’ prior consent. These limitations include, among other things, restrictions on our ability to acquire other businesses and material assets (including certain governmental licenses and authorizations), dispose of material assets, make investments, enter into or amend certain material contracts, repurchase or issue securities, pay dividends, make capital expenditures, take certain actions relating to intellectual property, amend our organizational documents, incur indebtedness, hire/terminate certain employees and provide increases to compensation and benefits to certain employees. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively or on a timely basis to competitive pressures and industry developments, and may as a result materially adversely affect our business, financial condition and results of operations.

The Merger Agreement contains provisions that could deter or make it difficult for a third party from proposing an alternative transaction or acquire our Company prior to the consummation of the Merger.

The Merger Agreement contains provisions that limit our ability to entertain a third-party proposal for an acquisition of our company or an alternative transaction in lieu of the Merger. These provisions include our agreement not to, directly or indirectly, solicit, initiate, or knowingly facilitate, or knowingly encourage or negotiate with any person regarding other proposals for an acquisition of our Company, as well as restrictions on our ability to respond to such proposals, subject to certain exceptions including fulfillment of certain fiduciary requirements of our board of directors. In addition, we could be required to pay Novo Holdings a termination fee of approximately $344.8 million if the Merger Agreement is terminated under specific circumstances. These or other provisions in the Merger Agreement might discourage a third party with a potential interest in acquiring all or a significant part of the outstanding shares of our common stock from considering or proposing an acquisition, even one that may be deemed of greater value to our stockholders than the proposed Merger with Novo Holdings. Furthermore, even if a third party elects to propose an acquisition of us, the potential competing acquirer may propose to pay a lower amount as a result of the termination fee that will become payable by us.

We may be targets of securities class action and derivative lawsuits that could result in substantial costs and may delay or prevent the Merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. The outcome of litigation is uncertain and we may not be successful in defending against future claims brought against us even if they are without merit. Regardless of the outcome of any lawsuits brought against us, such lawsuits could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business, result in substantial costs and otherwise adversely affect us financially. A potential adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, that injunction may delay or prevent the Merger from being completed, or from being completed within the anticipated timeframe, which may adversely affect our business, financial condition or results of operations.

Our executive officers and directors may have interests in the proposed Merger that are different from, or in addition to, those of our stockholders generally.

Our executive officers and directors may have interests in the proposed Merger that are different from the interests of our stockholders generally, including, among others, the acceleration of the vesting of equity awards and receipt of change in control or other severance payments in connection with the proposed Merger, continued indemnification and insurance and potentially continued service to the combined company. These interests, among others, may influence, or appear to influence, our executive officers and directors and cause them to view the Merger differently from how our stockholders generally may view it.

Additional information regarding our executive officers and directors and their interests in the proposed Merger will be included in the proxy statement relating to the proposed Merger when it is filed with the Securities and Exchange Commission.

If the Merger occurs, our stockholders will not be able to participate in any further upside to our business.

If the Merger is consummated, our stockholders will receive the right to receive an amount in cash equal to $63.50 per Share, without interest, and will not receive any equity interests of Parent. As a result, if our business following the Merger performs well, our current stockholders will not receive any additional consideration and will therefore not receive any benefit from any such future performance of our business.
Other than the risk factors noted above, there has been no material change to the risk factors disclosed in our Fiscal 2023 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

We did not sell any unregistered equity securities during the period covered by this Quarterly Report.

Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the period covered by this Quarterly Report.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

Trading Arrangements

During the fiscal quarter ended December 31, 2023, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities as set forth in the table below:

Trading Arrangement
Name and Title	Action	Date	Rule10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold	Expiration Date
Scott Gunther, Senior Vice President of Quality & Regulatory Affairs	Adopt	December 14, 2023	X		Up to 1650 shares(1)	August 5, 2024(2)
* Intended to satisfy the affirmative defense of Rule 10b5-1(c)
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(1) Represents up to 50% of the shares (i) scheduled to vest under two option awards granted to the officer (after the sale of shares to cover any applicable taxes) and (ii) previously issued to the officer upon achievement of the fiscal 2021-23 performance-based vesting criteria.

(2) Trading plan will terminate on the earlier to occur of (a) August 5, 2024; (b) the execution of all trades or expiration of all of the orders relating to such trades; (c) the date the broker receives notice of liquidation, dissolution, bankruptcy, insolvency, or death of the officer; (d) the date the broker receives notice from the officer or officer’s agent of his termination of the trading plan; (e) the date the broker determines, in its sole discretion, that the trading plan has been terminated, including, without limitation, where the broker determines there has been a modification or change to the trading plan that constitutes the termination of the trading plan; (f) the date the broker notifies the officer of the broker’s termination of the trading plan due to the officer’s breach of any of the terms of the trading plan or in the event that the officer trades shares outside of the trading plan; or (g) the date the broker exercises any other termination right it may have under the trading plan.

ITEM 6.    EXHIBITS
Exhibits:

2.1	Agreement and Plan of Merger, dated as of February 5, 2024, by and among the Company, Creek Parent, Inc., and Creek Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on February 5, 2024).
10.1	Amendment No. 10 to Amended and Restated Credit Agreement, dated as of November 22, 2023, by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, JPMorgan Chase Bank, N.A., as the administrative agent, collateral agent, swing line lender, and letter of credit issuer, and the lenders and other parties thereto, which amends that certain Amended and Restated Credit Agreement, dated as of May 20, 2014 (as amended), by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, JPMorgan Chase Bank, N.A., as the successor administrative agent, collateral agent, swing line lender, and letter of credit issuer, and the lenders and other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 27, 2023).

10.2	Amendment No. 11 to Amended and Restated Credit Agreement, dated as of December 19, 2023, by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, JPMorgan Chase Bank, N.A., as the administrative agent, collateral agent, swing line lender, and letter of credit issuer, and the lenders and other parties thereto, which amends that certain Amended and Restated Credit Agreement, dated as of May 20, 2014 (as amended), by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, JPMorgan Chase Bank, N.A., as the successor administrative agent, collateral agent, swing line lender, and letter of credit issuer, and the lenders and other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 19, 2023).

10.3	Termination Agreement, dated as of December 28, 2023, by and between Catalent Pharma Solutions GmbH and Manja Boerman. †*

10.4	Amendment No.1 to Catalent, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 26, 2024). †

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	The following financial information from Catalent, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 formatted in inline XBRL: (i) Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2023 and 2022; (ii) Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended December 31, 2023 and 2022 (iii) Consolidated Balance Sheets as of December 31, 2023 and June 30, 2023; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the Three and Six Months Ended December 31, 2023 and 2022; (v) Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2023 and 2022; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	The cover page of this Quarterly Report on Form 10-Q, formatted as Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	Furnished herewith
†	Represents a management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALENT, INC. (Registrant)

Date:	February 14, 2024	By:	/s/ MATTI MASANOVICH
Matti Masanovich
Senior Vice President and Chief Financial Officer