Form 10-Q
period 2024-03-31
Catalent, Inc.
filed 2024-05-08
CIK 1596783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
(732) 537-6200
Registrant’s telephone number, including area code
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

On April 25, 2024, there were 180,979,849 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

CATALENT, INC.
Index to Form 10-Q
For the Three and Nine Months Ended March 31, 2024

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

Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include, but are not limited to, those summarized below, in addition to those described more fully (i) from time to time in reports that we have filed or in the future may file with the Securities and Exchange Commission (the “SEC”), and (ii) under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (the “Fiscal 2023 10-K”).

Risks Relating to Our Business and the Industry in Which We Operate

•We may not complete the pending merger with Novo Holdings within the timeframe anticipated, or at all, which could have a material adverse effect on our business, financial condition or results of operations, as well as negatively impact our share price.

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

•Our global operations are subject to economic and political risks, including risks resulting from continuing inflation, disruptions to global supply chains, destabilization of a regional or national banking system, or from the Ukrainian-Russian war or the effect of the evolving nature of the recent war in Gaza between Israel and Hamas and conflict in the Middle East, which could affect the profitability of our operations or require costly changes to our procedures.

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

PART I.    FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Catalent, Inc.
Consolidated Statements of Operations
(Unaudited; dollars in millions, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net revenue	$1,074	$1,037	$3,080	$3,208
Cost of sales	845	857	2,511	2,383
Gross margin	229	180	569	825
Selling, general, and administrative expenses	214	190	669	612
Goodwill impairment charges	—	210	687	210
Other operating expense, net	32	15	68	40
Operating loss	(17)	(235)	(855)	(37)
Interest expense, net	65	51	189	130
Other expense (income), net	4	(4)	21	(2)
Loss before income taxes	(86)	(282)	(1,065)	(165)
Income tax expense (benefit)	15	(55)	1	(19)
Net loss	$(101)	$(227)	$(1,066)	$(146)

Earnings (loss) per share:
Basic
Net loss	$(0.56)	$(1.26)	$(5.87)	$(0.81)
Diluted
Net loss	$(0.56)	$(1.26)	$(5.87)	$(0.81)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited; dollars in millions)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net loss	$(101)	$(227)	$(1,066)	$(146)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(14)	27	(16)	10
Pension and other post-retirement adjustments	7	—	11	—
Net change in marketable securities	—	2	—	4
Derivatives and hedges	5	(2)	3	12
Other comprehensive (loss) income, net of tax	(2)	27	(2)	26
Comprehensive loss	$(103)	$(200)	$(1,068)	$(120)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc.
Consolidated Balance Sheets
(Unaudited; dollars in millions, except share and per share data)

	March 31, 2024	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$162	$280
Trade receivables, net of allowance for credit losses of $32 and $46, respectively	875	1,002
Inventories	742	777
Prepaid expenses and other	744	633
Total current assets	2,523	2,692
Property, plant, and equipment, net of accumulated depreciation of $1,842 and $1,596, respectively	3,735	3,682
Other assets:
Goodwill	2,339	3,039
Other intangibles, net	875	980
Deferred income taxes	66	55
Other long-term assets	341	329
Total assets	$9,879	$10,777

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$47	$536
Accounts payable	377	424
Other accrued liabilities	583	570
Total current liabilities	1,007	1,530
Long-term obligations, less current portion	4,933	4,313
Pension liability	97	100
Deferred income taxes	64	76
Other liabilities	167	147
Total liabilities	6,268	6,166
Commitments and contingencies (see Note 14)
Shareholders' equity:
Common stock, $0.01 par value; 1.00 billion shares authorized at March 31, 2024 and June 30, 2023; 181 million and 180 million issued and outstanding at March 31, 2024 and June 30, 2023, respectively	2	2
Preferred stock, $0.01 par value; 100 million shares authorized at March 31, 2024 and June 30, 2023; 0 shares issued and outstanding at March 31, 2024 and June 30, 2023	—	—
Additional paid in capital	4,769	4,701
(Accumulated deficit) retained earnings	(804)	262
Accumulated other comprehensive loss	(356)	(354)
Total shareholders' equity	3,611	4,611
Total liabilities and shareholders' equity	$9,879	$10,777

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited; dollars in millions, except share data in thousands)

Three Months Ended March 31, 2024

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2023	180,668	$2	$4,742	$(703)	$(354)	$3,687
Share issuances related to stock- based compensation	246	—	—	—	—	—
Stock-based compensation	—	—	17	—	—	17
Exercise of stock options	—	—	8	—	—	8
Employee stock purchase plan	—	—	2	—	—	2
Net loss	—	—	—	(101)	—	(101)
Other comprehensive income, net of tax	—	—	—	—	(2)	(2)
Balance at March 31, 2024	180,914	$2	$4,769	$(804)	$(356)	$3,611

Three Months Ended March 31, 2023

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2022	179,988	$2	$4,686	$599	$(395)	$4,892
Share issuances related to stock- based compensation	169	—	—	—	—	—
Stock-based compensation	—	—	6	—	—	6
Exercise of stock options	—	—	3	—	—	3
Employee stock purchase plan	—	—	2	—	—	2
Net loss	—	—	—	(227)	—	(227)
Other comprehensive loss, net of tax	—	—	—	—	27	27
Balance at March 31, 2023	180,157	$2	$4,697	$372	$(368)	$4,703

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited; dollars in millions, except share data in thousands)

Nine Months ended March 31, 2024

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at June 30, 2023	180,273	$2	$4,701	$262	$(354)	$4,611
Share issuances related to stock- based compensation	641	—	—	—	—	—
Stock-based compensation	—	—	52	—	—	52
Exercise of stock options	—	—	9	—	—	9
Employee stock purchase plan	—	—	7	—	—	7
Net loss	—	—	—	(1,066)	—	(1,066)
Other comprehensive income, net of tax	—	—	—	—	(2)	(2)
Balance at March 31, 2024	180,914	$2	$4,769	$(804)	$(356)	$3,611

Nine Months Ended March 31, 2023

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at June 30, 2022	179,302	$2	$4,649	$518	$(394)	$4,775
Share issuances related to stock- based compensation	855	—	—	—	—	—
Stock-based compensation	—	—	35	—	—	35
Exercise of stock options	—	—	4	—	—	4
Employee stock purchase plan	—	—	9	—	—	9
Net loss	—	—	—	(146)	—	(146)
Other comprehensive income, net of tax	—	—	—	—	26	26
Balance at March 31, 2023	180,157	$2	$4,697	$372	$(368)	$4,703

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc.
Consolidated Statements of Cash Flows
(Unaudited; dollars in millions)

	Nine Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,066)	$(146)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	359	308
Goodwill impairment charges	687	210
Non-cash foreign currency transaction loss (gain), net	10	(6)
Non-cash restructuring charges	7	18
Amortization of debt issuance costs	10	6
Impairment charges and loss/gain on sale of assets, net	27	4
Stock-based compensation	52	35
Benefit from deferred income taxes	(24)	(69)
Provision for bad debts and inventory	87	99
Pension settlement charges	12	—
Change in operating assets and liabilities:
Decrease in trade receivables	130	18
Increase in inventories	(61)	(135)
Decrease in accounts payable	(58)	(39)
Other assets/accrued liabilities, net—current and non-current	(118)	(245)
Net cash provided by operating activities	54	58
CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property, equipment, and other productive assets	(252)	(455)
Proceeds from maturity of marketable securities	—	89
Proceeds from sale of property and equipment	1	8
Payment for acquisitions, net of cash acquired	—	(474)
Payment for investments	(2)	(2)
Net cash used in investing activities	(253)	(834)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	1,060	715
Payments related to long-term obligations	(971)	(176)
Financing fees paid	(16)	(4)
Exercise of stock options	9	4
Other financing activities	2	33
Net cash provided by financing activities	84	572
Effect of foreign currency exchange on cash and cash equivalents	(3)	7
NET DECREASE IN CASH AND CASH EQUIVALENTS	(118)	(197)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	280	449
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$162	$252
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$182	$145
Income taxes paid, net	$64	$83
Non-cash purchase of property, equipment, and other productive assets	$13	$8

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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending June 30, 2024. The consolidated balance sheet at June 30, 2023 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information on the Company's accounting policies and footnotes, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 filed with the Securities and Exchange Commission (the “SEC”) on December 8, 2023.
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

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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
As of March 31, 2024 and June 30, 2023, the Company had one customer that represented 31% and 20%, respectively, of its aggregate net trade receivables and current contract asset values, primarily associated with the Company's Biologics segment. Additionally, the Company had one customer in its Biologics segment that represented approximately 14% and 16% of consolidated net revenue during the three and nine months ended March 31, 2024, respectively. The Company had two customers in its Biologics segment that each represented approximately 11% and 10% of consolidated net revenue during the three and nine months ended March 31, 2023, respectively.
Depreciation
Depreciation expense was $92 million and $72 million for the three months ended March 31, 2024 and 2023, respectively. Depreciation expense was $258 million and $207 million for the nine months ended March 31, 2024 and 2023, respectively. Depreciation expense includes amortization of assets related to finance leases. The Company charges repairs and maintenance costs to expense as incurred.
Amortization
Amortization expense related to other intangible assets was $34 million and $34 million for the three months ended March 31, 2024 and 2023, respectively. Amortization expense related to other intangible assets was $101 million and $101 million for the nine months ended March 31, 2024 and 2023, respectively.
Research and Development Costs
The Company expenses research and development costs as incurred. Research and development costs amounted to $4 million for both the three months ended March 31, 2024 and 2023. Research and development costs amounted to $12 million and $13 million for the nine months ended March 31, 2024 and 2023, respectively. Research and development costs are recorded in selling, general and administrative expenses in the consolidated statement of operations.
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
The following tables reflect net revenue for the three and nine months ended March 31, 2024 and 2023, by type of activity and reportable segment (in millions):

Three Months Ended March 31, 2024	Biologics	Pharma and Consumer Health	Total
Manufacturing & commercial product supply	$261	$402	$663
Development services & clinical supply	200	211	411
Total	$461	$613	$1,074
Inter-segment revenue elimination			—
Combined net revenue			$1,074

Three Months Ended March 31, 2023	Biologics	Pharma and Consumer Health	Total
Manufacturing & commercial product supply	$133	$349	$482
Development services & clinical supply	342	214	556
Total	$475	$563	$1,038
Inter-segment revenue elimination			(1)
Combined net revenue			$1,037

Nine Months Ended March 31, 2024	Biologics	Pharma and Consumer Health	Total
Manufacturing & commercial product supply	$821	$1,109	$1,930
Development services & clinical supply	526	625	1,151
Total	$1,347	$1,734	$3,081
Inter-segment revenue elimination			(1)
Combined net revenue			$3,080

Nine Months Ended March 31, 2023	Biologics	Pharma and Consumer Health	Total
Manufacturing & commercial product supply	$304	$1,027	$1,331
Development services & clinical supply	1,274	605	1,879
Total	$1,578	$1,632	$3,210
Inter-segment revenue elimination			(2)
Combined net revenue			$3,208

The following table allocates revenue by the location where the goods were made or the service performed:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2024	2023	2024	2023
United States	$690	$685	$1,990	$2,117
Europe	345	306	942	936
Other	88	79	261	249
Elimination of revenue attributable to multiple locations	(49)	(33)	(113)	(94)
Total	$1,074	$1,037	$3,080	$3,208
Contract Liabilities
Contract liabilities relate to cash consideration that the Company receives in advance of satisfying the related performance obligations. The contract liabilities balances (current and non-current) as of March 31, 2024 and June 30, 2023 are as follows:

(Dollars in millions)
Balance at June 30, 2023	$180
Balance at March 31, 2024	$255
Revenue recognized in the period from amounts included in contracts liability at the beginning of the period:	$(122)

Contract liabilities that will be recognized within 12 months of March 31, 2024 are accounted for in Other accrued liabilities and those that will be recognized longer than 12 months after March 31, 2024 are accounted for in Other liabilities.

Contract Assets
Contract assets primarily relate to the Company's conditional right to receive consideration for services that have been performed for customers as of March 31, 2024 relating to the Company's development and commercial services but had not yet been invoiced as of March 31, 2024. Contract assets are transferred to trade receivables, net when the Company’s right to receive the consideration becomes unconditional. Contract assets totaled $490 million and $417 million as of March 31, 2024 and June 30, 2023, respectively. Contract assets expected to transfer to trade receivables within 12 months are accounted for within Prepaid expenses and other. Contract assets expected to transfer to trade receivables longer than 12 months are accounted for within Other long-term assets.
As of March 31, 2024, the Company's aggregate contract asset balance increased $73 million or 18% compared to June 30, 2023. The majority of this increase is related to large development and commercial programs in the Biologics segment, such as manufacturing and development services for gene therapy offerings, where revenue is recorded over time and the ability to invoice customers is dictated by contractual terms.
Performance Obligations

Remaining performance obligations represent firm orders for future development services as well as manufacturing and commercial product supply, including minimum volume commitments, for which there are incomplete performance obligations for work not yet completed under executed contracts. Remaining performance obligations as of March 31, 2024 were $585 million. The Company expects to recognize approximately 26% of the remaining performance obligations in existence as of March 31, 2024 after June 30, 2025.
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
4.    GOODWILL
The following table summarizes the changes between June 30, 2023 and March 31, 2024 in the carrying amount of goodwill in total and by segment:

(Dollars in millions)	Biologics	Pharma and Consumer Health	Total
Balance at June 30, 2023	$1,563	$1,476	$3,039
Foreign currency translation adjustments	(4)	(9)	(13)
Impairment (1)	(392)	(295)	(687)
Balance at March 31, 2024	$1,167	$1,172	$2,339
(1) Represents gross impairment charges in the period. Accumulated goodwill impairment charges amount to $897 million as of March 31, 2024.
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
A qualitative assessment was performed as of March 31, 2024, which yielded no indicators of impairment.
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

5.    LONG-TERM OBLIGATIONS AND SHORT-TERM BORROWINGS
Long-term obligations and short-term borrowings consisted of the following at March 31, 2024 and June 30, 2023:

(Dollars in millions)	Maturity	March 31, 2024	June 30, 2023
Senior secured credit facilities
Term loan facility B-3 (7.443% as of March 31, 2024)	February 2028	$1,408	$1,418
Term loan facility B-4 (8.329% as of March 31, 2024)	February 2028	600	—
Revolving credit facility	November 2027	—	500
5.000% senior notes due 2027	July 2027	500	500
2.375% Euro senior notes due 2028(1)	March 2028	893	904
3.125% senior notes due 2029	February 2029	550	550
3.500% senior notes due 2030	April 2030	650	650
Financing lease obligations	2024 to 2038	392	341
Other obligations(2)	2024 to 2028	34	25
Unamortized discount and debt issuance costs		(47)	(39)
Total debt		$4,980	$4,849
Less: current portion of long-term obligations and other short-term borrowings		47	536
Long-term obligations, less current portion		$4,933	$4,313

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

The Credit Agreement requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of March 31, 2024, we were in compliance with all covenants under the Credit Agreement.

In addition to outstanding borrowings under the Revolving Credit facility, the available capacity under the Revolving Credit Facility is further reduced by the aggregate value of all outstanding letters of credit under the Credit Agreement. As of March 31, 2024, Operating Company had $1.10 billion of available capacity under the Revolving Credit Facility, due to $4 million of outstanding letters of credit.
Measurement of the Estimated Fair Value of Debt
The estimated fair value of the Company’s senior secured credit facilities and other senior indebtedness is classified as a Level 2 determination (see Note 10, Fair Value Measurements to our consolidated financial statements, for a description of the method by which fair value classifications are determined) in the fair-value hierarchy and is calculated by using a discounted cash flow model with a market interest rate as a significant input. The carrying amounts and the estimated fair values of the Company’s principal categories of debt as of March 31, 2024 and June 30, 2023 are as follows:

		March 31, 2024		June 30, 2023
(Dollars in millions)	Fair Value Measurement	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
5.000% senior notes due 2027	Level 2	$500	$495	$500	$482
2.375% Euro senior notes due 2028	Level 2	893	849	904	784
3.125% senior notes due 2029	Level 2	550	528	550	481
3.500% senior notes due 2030	Level 2	650	631	650	566
Senior secured credit facilities & other	Level 2	2,434	2,161	2,284	2,141
Subtotal		$5,027	$4,664	$4,888	$4,454
Unamortized discount and debt issuance costs		(47)	—	(39)	—
Total debt		$4,980	$4,664	$4,849	$4,454

6.    LOSS PER SHARE
The Company computes (loss) earnings per share of the Company’s common stock, par value $0.01 (the “Common Stock”) using the treasury stock method. Diluted net (loss) earnings per share is computed using the weighted average number of shares of Common Stock outstanding plus the weighted average number of shares of Common Stock that would be issued assuming exercise or conversion of all potentially dilutive instruments. Dilutive securities having an anti-dilutive effect on diluted net earnings per share are excluded from the calculation. The dilutive effect of the securities that are issuable under the Company’s equity incentive plans are reflected in diluted earnings per share by application of the treasury stock method. The reconciliations between basic and diluted earnings per share attributable to Catalent common shareholders for the three and nine months ended March 31, 2024 and 2023, respectively, are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions except per share data)	2024	2023	2024	2023
Net loss	$(101)	$(227)	$(1,066)	$(146)

Weighted average shares outstanding - basic	182	181	181	180
Weighted average dilutive securities issuable - stock plans	—	—	—	—
Weighted average shares outstanding - diluted	182	181	181	180

Loss per share:
Basic	$(0.56)	$(1.26)	$(5.87)	$(0.81)
Diluted	$(0.56)	$(1.26)	$(5.87)	$(0.81)

Shares with an antidilutive effect on the weighted average shares outstanding for the three and nine months ended March 31, 2024 and 2023 were not material.
7.    OTHER EXPENSE (INCOME), NET
The components of other expense (income), net for the three and nine months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2024	2023	2024	2023
Foreign currency losses (gains) (1)	$2	$(4)	17	(5)
Other	2	—	4	3
Total other expense (income), net	$4	$(4)	$21	$(2)

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
During the fiscal year ended June 30, 2023, the Company adopted plans to reduce costs, consolidate facilities, and optimize its infrastructure across the organization. During the three months ended March 31, 2024, the Company extended its restructuring efforts to reduce costs and headcount in both its Biologics and Pharma and Consumer Health segments.
In October 2023, and in connection with the Company's restructuring plans, the Company committed to a plan to close operations at its San Francisco facility and to transfer those operations to other sites within its network. The Company expects to incur cash and non-cash charges of at least $25 million in connection with the site closure, primarily related to a pension liability from a multi-employer pension plan and accelerated depreciation of property, plant and equipment in the second half of fiscal 2024. Results for the three and nine months ended March 31, 2024 are reflected in the tables below under the Pharma and Consumer Health segment.
In connection with these restructuring plans, the Company reduced its headcount by approximately 550 employees and incurred cumulative employee-related charges of approximately $22 million, primarily associated with cash severance programs through March 31, 2024.
Restructuring costs for the three and nine months ended March 31, 2024 and 2023 were recorded in Other Operating Expense in the Consolidated Statement of Operations.
The following table summarizes the charges recorded within restructuring costs:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2024	2023	2024	2023
Restructuring costs:
Employee-related reorganization	$10	$4	$22	$18
Facility exit and other costs	1	5	8	18
Total restructuring costs	$11	$9	$30	$36
The following table summarizes the charges recorded within restructuring costs by segment. These amounts are excluded from Segment EBITDA as described in Note 15, Segment Information.

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2024	2023	2024	2023
Restructuring costs:
Biologics	$3	$7	$10	$25
Pharma and Consumer Health	2	1	13	5
Non-segment (Corporate)	6	1	7	6
Total restructuring costs	$11	$9	$30	$36

The following tables summarizes the change in the employee separation-related liability associated with the restructuring plans.

Employee-related restructuring
(Dollars in millions)
Balance, June 30, 2023	$19
Charges	22
Payments	(25)
Balance, March 31, 2024	$16
9.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Risk Management Objective of Using Derivatives
The Company is exposed to fluctuations in the currency exchange rates applicable to its investments in operations outside the U.S. While the Company does not actively hedge against changes in foreign currency, the Company has mitigated exposure from its investments in its European operations by denominating a portion of its debt in euros. At March 31, 2024, the Company had euro-denominated debt outstanding of $893 million (U.S. dollar equivalent), which is designated and qualifies as a hedge against its net investment in its European operations. For non-derivatives designated and qualifying as net investment hedges, the effective portion of translation gains or losses are reported in accumulated other comprehensive loss as part of the cumulative translation adjustment. The following table summarizes net investment hedge activity during the three and nine months ended March 31, 2024 and 2023.

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2024	2023	2024	2023
Unrealized foreign exchange gain (loss) within other comprehensive income	$17	$(16)	$11	$(20)
The net accumulated gain on the instrument designated as a hedge as of March 31, 2024 within other comprehensive loss was approximately $108 million. Amounts are reclassified out of accumulated other comprehensive loss into earnings when the entity to which the gains and losses relate is either sold or substantially liquidated.
Interest-Rate Swap
In February 2021, the Company entered into a seven year interest-rate swap agreement with Bank of America N.A. (the “2021 Rate Swap”) as a hedge against the economic effect of a portion of the variable interest obligation associated with its Term B-3 Loans. The 2021 Rate Swap effectively fixed the rate of interest payable on that portion of the Term B-3 Loans, thereby reducing the impact of future interest rate changes on future interest expense. As a result of the 2021 Rate Swap, the variable portion of the applicable interest rate on $500 million of the Term B-3 Loans was fixed at 0.9985%.
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
The 2023 Rate Swap continues to qualify for a cash-flow hedge. The Company evaluates hedge effectiveness at the inception of the hedge and on an ongoing basis. The cash flows associated with the 2023 Rate Swap amendment is reported in cash provided by operating activities in the consolidated statements of cash flows. The unrealized gain recorded in stockholder's equity related to the mark-to-market change in the 2023 Rate Swap during the nine months ended March 31, 2024 was $5 million.
A summary of the estimated fair value of the 2023 Rate Swap reported in the consolidated balance sheets is stated in the table below:

	March 31, 2024		June 30, 2023
(Dollars in millions)	Balance Sheet Classification	Estimated Fair Value	Balance Sheet Classification	Estimated Fair Value
Interest-rate swap	Other long-term assets	$67	Other long-term assets	$62

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
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification as of the end of each reporting period. The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis and the fair value measurement for such assets and liabilities at March 31, 2024 and June 30, 2023:

(Dollars in millions)	Basis of Fair Value Measurement
March 31, 2024	Total	Level 1	Level 2	Level 3
Assets:
Interest-rate swap	$67	$—	$67	$—
Trading securities	1	1	—	—

June 30, 2023
Assets:
Interest-rate swap	$62	$—	$62	$—
Trading securities	1	1	—	—
The fair value of the 2021 Rate Swap was determined, and the fair value of the 2023 Rate Swap is determined, at the end of each reporting period based on valuation models that use interest rate yield curves and discount rates as inputs. The discount rates are based on U.S. deposit or U.S. Treasury rates. The significant inputs used in the valuation models are readily available in public markets or can be derived from observable market transactions, and the valuation is therefore classified as Level 2 in the fair-value hierarchy.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Long-lived assets, goodwill, and other intangible assets are subject to non-recurring fair value measurement for the evaluation of potential impairment. Except as noted in Note 4, Goodwill, there was no non-recurring fair value measurement during the nine months ended March 31, 2024.
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

ASC 740 provides guidance for the accounting of uncertain income tax positions recognized in the Company's tax filings. This guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that, based on technical merits, the position will be sustained upon examination, including resolution of any related appeal or litigation process. As of March 31, 2024 and June 30, 2023, the Company’s reserve against uncertain income tax positions was $3 million and $4 million, respectively. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

The Company recorded a provision for income taxes for the three months ended March 31, 2024 of $15 million relative to loss before income taxes of $86 million. The Company recorded a benefit for income taxes for the three months ended March 31, 2023 of $55 million relative to loss before income taxes of $282 million. The income tax expense for the quarter is primarily the result of income tax expense in select international jurisdictions and the inability to recognize income tax benefit on incremental domestic losses. The quarterly provision was also impacted by the geographic distribution of the Company's pretax income resulting from our business mix, changes in the tax impact of permanent differences, restructuring, special items, certain equity related compensation, and other discrete tax items that may have unique tax implications depending on the nature of the item.

The Company recorded a provision for income taxes for the nine months ended March 31, 2024 of $1 million relative to loss before income taxes of $1.065 billion. The Company recorded a benefit for income taxes for the nine months ended March 31, 2023 of $19 million relative to loss before income taxes of $165 million. The income tax expense for the period is primarily the result of income tax expense in select international jurisdictions and the inability to recognize income tax benefit on incremental domestic losses.

The year to date provision was also impacted by the geographic distribution of the Company's pretax loss resulting from our business mix, changes in the tax impact of permanent differences, restructuring, special items, certain equity related compensation, and other discrete tax items that may have unique tax implications depending on the nature of the item.
12.    EMPLOYEE RETIREMENT BENEFIT PLANS
Components of the Company’s net periodic benefit costs are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2024	2023	2024	2023
Components of net periodic benefit cost:
Selling, general, and administrative expenses:
Service cost	$1	$1	$3	$3
Other operating expense:
Settlement charges	9	—	12	—
Other expense, net:
Interest cost	3	3	8	7
Expected return on plan assets	(2)	(2)	(6)	(6)
Amortization (1)	—	—	1	—
Net amount recognized	$11	$2	$18	$4
(1) Amount represents the amortization of unrecognized actuarial losses.
As previously disclosed, the Company notified the trustees of a multi-employer pension plan of its withdrawal from participation in such plan in fiscal 2012. The actuarial review process administered by the plan trustees ended in fiscal 2015. For the nine months ended December 31, 2023, the Company decided to withdraw its participation from a multi-employer pension plan as a result of recent restructuring activities in its Pharma and Consumer Health segment. The liabilities reported reflect the present value of the Company’s expected future long-term obligations. The estimated discounted value of the projected contributions related to such plans was $44 million as of March 31, 2024 and $38 million as of June 30, 2023, and is included within pension liability on the consolidated balance sheets. The annual cash impact associated with the Company’s obligations in such plan is approximately $2 million.
The Company terminated its U.S. pension plan and settled with its participants by a lump sum payout or through the purchase of an annuity contract, which was dependent upon the participant’s selection of payment. The Company purchased nonparticipating annuities for participants who did not elect lump sum payouts.
Participants who elected a lump sum payout were settled in the nine months ended March 31, 2024 and resulted in $7 million of lump sum payments made with cash from the assets of the qualified pension plan. Participants who elected an annuity contract were settled in the three and nine months ended March 31, 2024 and resulted in $24 million of payments with cash from the assets of the qualified pension plan and $3 million of Company cash.
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
Accumulated Other Comprehensive Loss
The components of the changes in the cumulative translation adjustment, derivatives and hedges, minimum pension liability, and marketable securities for the three and nine months ended March 31, 2024 and 2023 are presented below.

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2024	2023	2024	2023
Foreign currency translation adjustments:
Net investment hedge	$17	$(16)	$11	$(20)
Long-term intercompany loans	—	9	(2)	(1)
Translation adjustments	(36)	31	(28)	26
Total foreign currency translation adjustment, pretax	(19)	24	(19)	5
Tax benefit	(5)	(3)	(3)	(5)
Total foreign currency translation adjustment, net of tax	$(14)	$27	$(16)	$10

Net change in derivatives and hedges:
Net gain (loss) recognized during the period	$8	$(3)	$6	$15
Total derivatives and hedges, pretax	8	(3)	6	15
Tax expense (benefit)	3	(1)	3	3
Net change in derivatives and hedges, net of tax	$5	$(2)	$3	$12

Net change in minimum pension liability:
Net gain recognized during the period	$9	$—	$12	$—
Total pension liability, pretax	9	—	12	—
Tax expense	2	—	1	—
Net change in minimum pension liability, net of tax	$7	$—	$11	$—

Net change in marketable securities:
Net gain recognized during the period	$—	$—	$—	$1
Amounts reclassified from accumulated other comprehensive loss	—	2	—	4
Net change in marketable securities, pretax	—	2	—	5
Tax expense	—	—	—	1
Net change in marketable securities, net of tax	$—	$2	$—	$4
For the three months ended March 31, 2024 and 2023, the changes in accumulated other comprehensive loss, net of tax by component are as follows:

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Liability Adjustments	Derivatives and Hedges	Other	Total
Balance at December 31, 2023	$(348)	$(48)	$43	$(1)	$(354)
Other comprehensive (loss) income before reclassifications	(14)	—	5	—	(9)
Amounts reclassified from accumulated other comprehensive loss	—	7	—	—	7
Net current period other comprehensive (loss) income	(14)	7	5	—	(2)
Balance at March 31, 2024	$(362)	$(41)	$48	$(1)	$(356)

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Liability Adjustments	Derivatives and Hedges	Marketable Securities	Other	Total
Balance at December 31, 2022	$(395)	$(38)	$41	$(2)	$(1)	$(395)
Other comprehensive income (loss) before reclassifications	27	—	(2)	—	—	25
Amounts reclassified from accumulated other comprehensive loss	—	—	—	2	—	2
Net current period other comprehensive income (loss)	27	—	(2)	2	—	27
Balance at March 31, 2023	$(368)	$(38)	$39	$—	$(1)	$(368)
For the nine months ended March 31, 2024 and 2023, the changes in accumulated other comprehensive loss, net of tax by component are as follows:

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Liability Adjustments	Derivatives and Hedges	Other	Total
Balance at June 30, 2023	$(346)	$(52)	$45	$(1)	$(354)
Other comprehensive income (loss) before reclassifications	(16)	—	3	—	(13)
Amounts reclassified from accumulated other comprehensive loss	—	11	—	—	11
Net current period other comprehensive income (loss)	(16)	11	3	—	(2)
Balance at March 31, 2024	$(362)	$(41)	$48	$(1)	$(356)

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Liability Adjustments	Derivatives and Hedges	Marketable Securities	Other	Total
Balance at June 30, 2022	$(378)	$(38)	$27	$(4)	$(1)	$(394)
Other comprehensive income before reclassifications	10	—	12	—	—	22
Amounts reclassified from accumulated other comprehensive loss	—	—	—	4	—	4
Net current period other comprehensive income	10	—	12	4	—	26
Balance at March 31, 2023	$(368)	$(38)	$39	$—	$(1)	$(368)
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

City of Warwick Retirement System Class Action

In February 2023, an alleged shareholder filed a complaint styled City of Warwick Retirement System v. Catalent, Inc., et al., No. 23-cv-01108, in New Jersey federal court against the Company and three of its then-officers (collectively, “the Warwick Defendants”) purportedly on behalf of a putative “class” consisting of persons who purchased or otherwise acquired Company securities between August 30, 2021 and October 31, 2022, inclusive. On September 15, 2023, the Warwick complaint was amended (together with the original complaint, the “Warwick Complaint”), which amended complaint expanded the class period to between August 30, 2021 and May 7, 2023, inclusive (the “Class Period”). The Warwick Complaint purports to assert claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended and the related regulations, alleging that, unbeknownst to investors, the Warwick Defendants purportedly engaged in accounting and channel stuffing schemes to pad the Company’s revenues and failed to disclose adverse facts that purportedly were known to or recklessly disregarded by the Warwick Defendants. Specifically, the Warwick Complaint alleges that the Warwick Defendants (i) overstated revenue and earnings by prematurely recognizing revenue in violation of U.S. GAAP; (ii) suffered material weaknesses in its internal controls over financial reporting related to revenue recognition; (iii) falsely represented demand for its products while knowingly selling more product to its direct customers than could be sold to healthcare providers and end consumers; (iv) cut corners on safety and control procedures at key production facilities; (v) disregarded regulatory rules at key production facilities in order to rapidly produce excess inventory that was used to pad the Company’s financial results through premature revenue recognition in violation of U.S. GAAP or stuffing its direct customers with this excess inventory; and (vi) lacked a reasonable basis for their positive statements about the Company’s financial performance, outlook, and regulatory compliance during the Class Period. The Company believes that the Warwick Defendants have defenses to the allegations and claims set forth in the complaint and filed a motion to dismiss the Warwick Complaint on November 15, 2023. The plaintiffs filed their opposition to the Company's motion to dismiss on January 12, 2024, and the Company filed its reply to the plaintiffs' opposition on February 15, 2024. The parties are awaiting the court's decision.

Husty Derivative Claim

In August 2023, an alleged shareholder filed a derivative complaint styled Husty et al. v. Carroll, et al., No. 23-cv-00891, in Delaware federal court against certain current and former members of the Company's board of directors, (the “Husty Defendants”), and nominally against Catalent, Inc. The complaint mimics the allegations set out in the original complaint filed in the City of Warwick Retirement System action described above and claims that the alleged activities described there led to, and will continue to expose the Company to, costs and damages. On February 20, 2024, the court entered a stipulation staying the case pending the outcome of motion to dismiss that was filed in the City of Warwick Retirement System action. On April 23, 2024, the plaintiff voluntarily dismissed the action without prejudice.

Brown Derivative Claim

In September 2023, an alleged shareholder filed a derivative complaint styled Brown, et al. v. Chiminski, et al., Case 3:23-cv-15722, in New Jersey federal court against certain current and former officers and members of the Company's board of directors (the “Brown Defendants”) and nominally against Catalent, Inc. The complaint mimics the allegations set out in the original complaint filed in the City of Warwick Retirement System action described above and claims that the alleged activities described there led to, and will continue to expose the Company to, costs and damages. On January 8, 2024, the court entered a stipulation staying the case pending the outcome of motion to dismiss that was filed in the City of Warwick Retirement System action. On April 19, 2024, the plaintiff voluntarily dismissed the action without prejudice. On May 2, 2024, the Court dismissed the action without prejudice.

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

Fire at Biologics Facility

During the three months ended December 31, 2023, the Company had a small fire at a facility in its Biologics segment. The fire activated the sprinkler systems, which then caused minor flooding in certain parts of the facility. The Company accrued $9 million for estimated damages, repairs, and lost inventory. The Company is insured for such incidents and has submitted claims for reimbursement. Proceeds from potential reimbursement are not included in the financial statements for the three and nine months ended March 31, 2024.
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

The following tables include Segment EBITDA for each of the Company's current reportable segments during the three and nine months ended March 31, 2024 and 2023:

(Dollars in millions)	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Segment EBITDA reconciled to net (loss) earnings:
Biologics	$49	$6	$136	$299
Pharma and Consumer Health	153	125	380	368
Sub-Total	$202	$131	$516	$667
Reconciling items to net earnings
Unallocated costs (1)	(97)	(256)	(1,033)	(394)
Depreciation and amortization	(126)	(106)	(359)	(308)
Interest expense, net	(65)	(51)	(189)	(130)
Income tax (expense) benefit	(15)	55	(1)	19
Net loss	$(101)	$(227)	$(1,066)	$(146)
(1) Unallocated costs include restructuring and special items, stock-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(Dollars in millions)	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Impairment charges and gain/loss on sale of assets(a)	$(13)	$(6)	$(27)	$(4)
Stock-based compensation	(17)	(6)	(52)	(35)
Restructuring and other special items(b)	(20)	(17)	(126)	(59)
Goodwill impairment charges(c)	—	(210)	(687)	(210)
Pension settlement charges	(9)	—	(12)	—
Other (expense) income, net(d)	(4)	4	(21)	2
Unallocated corporate costs, net	(34)	(21)	(108)	(88)
Total unallocated costs	$(97)	$(256)	$(1,033)	$(394)

(a)    Impairment charges and gain/loss on sale of assets for the three and nine months ended March 31, 2024 includes right-of-use asset impairment charges associated with under utilized facilities in our Biologics segment.
Impairment charges and gain/loss on sale of assets for the three and nine months ended March 31, 2024 includes fixed asset impairment charges associated with equipment for a product with significant decline in demand in the Company's Biologics segment.
(b)    Restructuring and other special items during the three and nine months ended March 31, 2024 include restructuring charges associated with plans to reduce costs, consolidate facilities, and optimize our infrastructure across the organization. For further details on restructuring charges, see Note 8, Restructuring Costs to the Consolidated Financial Statements.
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
(c)    Goodwill impairment charges during the nine months ended March 31, 2024 were associated with the Company's Consumer Health and Biomodalities reporting units, which are part of the Company's Pharma and Consumer Health and Biologics segments, respectively. For further details, see Note 4, Goodwill to the Consolidated Financial Statements.

Goodwill impairment charges during the three and nine months ended March 31, 2023 was associated with the Company’s Consumer Health reporting unit. For further details, see Note 4, Goodwill.
(d)    Other expense, net during the three and nine months ended March 31, 2024 and 2023 primarily includes foreign currency remeasurement losses/gains.

The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the consolidated financial statements.

(Dollars in millions)	March 31, 2024	June 30, 2023
Assets:
Biologics	$5,263	$5,746
Pharma and Consumer Health	4,588	4,867
Corporate and eliminations	28	164
Total assets	$9,879	$10,777

16. SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplemental balance sheet information at March 31, 2024 and June 30, 2023 is detailed in the following tables.
Inventories
Work-in-process and inventories include raw materials, labor, and overhead. Total inventories consist of the following:

(Dollars in millions)	March 31, 2024	June 30, 2023
Raw materials and supplies	$747	$781
Work-in-process	211	186
Total inventories, gross	958	967
Inventory cost adjustment	(216)	(190)
Total inventories	$742	$777
Prepaid expenses and other
Prepaid expenses and other consist of the following:

(Dollars in millions)	March 31, 2024	June 30, 2023
Prepaid expenses	$55	$53
Short-term contract assets	472	399
Spare parts supplies	28	24
Prepaid income tax	84	77
Non-U.S. value-added tax	59	38
Other current assets	46	42
Total prepaid expenses and other	$744	$633
Other accrued liabilities

Other accrued liabilities consist of the following:

(Dollars in millions)	March 31, 2024	June 30, 2023
Contract liabilities	$249	$167
Accrued employee-related expenses	146	160
Accrued expenses	120	134
Operating lease liabilities	10	11
Restructuring accrual	16	19
Accrued interest	28	35
Accrued income tax	14	44
Total other accrued liabilities	$583	$570
Allowance for credit losses
The rollforward of allowance for credit losses for the nine months ended March 31, 2024 is as follows:

Allowance for credit losses
(Dollars in millions)
Balance, June 30, 2023	$46
Charges (Credits)	(6)
Write-offs	(8)
Balance, March 31, 2024	$32

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
For further details on the impairment charges for the nine months ended March 31, 2024, see Note 4, Goodwill to our Consolidated Financial Statements.
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
Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
The below tables summarize several financial metrics we use to measure performance for the three months ended March 31, 2024 and 2023. Refer to the discussions below regarding performance and use of key financial metrics.

Gross margin (in millions) and gross margin percentage
Actual
Constant Currency
FY24
$229
21.3%
$226
21.2%
FY23
$180
17.4%
$0
$75
$150
$225
$300
$375
$450

Results for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 were as follows:

	Three Months Ended March 31,		FX Impact	Constant Currency Increase (Decrease)
(Dollars in millions)	2024	2023		Change $	Change %
Net revenue	$1,074	$1,037	$5	$32	3%
Cost of sales	845	857	2	(14)	(2)%
Gross margin	229	180	3	46	26%
Selling, general, and administrative expenses	214	190	—	24	12%
Goodwill impairment charges	—	210	—	(210)	(100)%
Other operating expense, net	32	15	(1)	18	147%
Operating loss	(17)	(235)	4	214	91%
Interest expense, net	65	51	—	14	28%
Other expense (income), net	4	(4)	3	5	132%
Loss before income taxes	(86)	(282)	1	195	69%
Income tax expense (benefit)	15	(55)	—	70	126%
Net loss	$(101)	$(227)	$1	$125	55%
* Not meaningful
Change % calculations are based on amounts prior to rounding
Net Revenue

2024 vs. 2023
Year-Over-Year Change	Three Months Ended March 31,
Net Revenue
Organic	3%
Constant-currency change	3%
Foreign currency translation impact on reporting	1%
Total % change	4%

Net revenue increased $32 million, or 3%, excluding the impact of foreign exchange, compared to the three months ended March 31, 2023. Net revenue increased 3% organically primarily due to growth from the manufacture of prescription products, our gene therapy offerings, our orally delivered Zydis commercial products, and an increase in demand for our consumer health products, partially offset by a decline in demand for COVID-19 related programs.
Gross Margin

Gross margin increased $46 million, or 26%, compared to the three months ended March 31, 2023, excluding the impact of foreign exchange. On a constant-currency basis, gross margin, as a percentage of revenue, increased 370 basis points to 21.2% in the three months ended March 31, 2024, compared to 17.5% in the prior-year period, primarily due to a favorable shift in product mix, improved levels of utilization across the network, and a decrease in inventory write-offs, partially offset by increased spending on operational and engineering enhancements in our Biologics segment.
Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased $24 million, or 12%, compared to the three months ended March 31, 2023, excluding the impact of foreign exchange. The year-over-year increase was attributable to an $13 million increase in employee-related costs an $11 million increase in stock-based compensation, and a $7 million increase in depreciation and amortization, which were partially offset by a $7 million benefit from a decline in credit losses.
Other Operating Expense, net
Other operating expense, net for the three months ended March 31, 2024 increased $18 million or 147%, excluding the impact of foreign exchange, compared to the three months ended March 31, 2023. This increase was primarily driven by a $7 million increase in in fixed-asset impairment charges and $9 million of pension settlement charges.

Interest Expense, net
Interest expense, net of $65 million for the three months ended March 31, 2024 increased $14 million, or 28%, compared to the three months ended March 31, 2023, excluding the impact of foreign exchange. The increase was primarily attributable to higher interest rates on our variable rate debt.

For additional information concerning our debt and financing arrangements, including the changing mix of debt and equity in our capital structure, see “—Liquidity and Capital Resources” below and Note 5, Long-Term Obligations and Short-Term Borrowings to our Consolidated Financial Statements.
Other Expense (Income), net
Other expense, net of $4 million for the three months ended March 31, 2024 was primarily driven by $2 million of foreign currency losses.

Other income, net of $4 million for the three months ended March 31, 2023 was primarily driven by $4 million of foreign currency gains.
Income Tax Expense (Benefit)

Our provision for income taxes for the three months ended March 31, 2024 was $15 million relative to loss before taxes of $86 million. Our benefit for income taxes for the three months ended March 31, 2023 was $55 million relative to loss before income taxes of $282 million. The income tax expense for the quarter is primarily the result of income tax expense in select international jurisdictions and the inability to recognize income tax benefit on incremental domestic losses. The quarterly provision was also impacted by the geographic distribution of our pretax income resulting from our business mix, changes in the tax impact of permanent differences, restructuring, special items, certain equity related compensation, and other discrete tax items that may have unique tax implications depending on the nature of the item.
Segment Review
The following charts depict the percentages of net revenue from each of our two reportable segments for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Refer below for discussions regarding each segment’s net revenue and EBITDA performance and to “Non-GAAP Metrics” for a discussion of our use of Segment EBITDA, a measure that is not defined under U.S. GAAP.

Our results on a segment basis for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 were as follows:

	Three Months Ended March 31,		FX Impact	Constant Currency Increase (Decrease)
(Dollars in millions)	2024	2023		Change $	Change %
Biologics
Net revenue	$461	$475	$1	$(15)	(3)%
Segment EBITDA	49	6	—	43	876%
Pharma and Consumer Health
Net revenue	613	563	3	47	8%
Segment EBITDA	153	125	2	26	21%
Inter-segment revenue elimination	—	(1)	1	—	(75)%
Unallocated Costs (1)	(97)	(256)	—	159	62%
Combined totals
Net revenue	$1,074	$1,037	$5	$32	3%

EBITDA (loss) from operations	$105	$(125)	$2	$228	*
Change % calculations are based on amounts prior to rounding.
(1)    Unallocated costs include restructuring and special items, stock-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Impairment charges and gain/loss on sale of assets (a)	$(13)	$(6)
Stock-based compensation	(17)	(6)
Restructuring and other special items (b)	(20)	(17)
Pension settlement charges	(9)	—
Goodwill impairment charges	—	(210)
Other (expense) income, net (c)	(4)	4
Unallocated corporate costs, net	(34)	(21)
Total unallocated costs	$(97)	$(256)
(a)    Impairment charges and gain/loss on sale of assets during the three months ended March 31, 2024 includes right-of-use asset impairment charges associated with underutilized facilities in our Biologics segment.
(b)    Restructuring and other special items during the three months ended March 31, 2024 include restructuring charges associated with our plans to reduce costs, consolidate facilities, and optimize infrastructure across the organization.
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
Provided below is a reconciliation of net loss to EBITDA from operations:

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Net loss	$(101)	$(227)
Depreciation and amortization	126	106
Interest expense, net	65	51
Income tax expense (benefit)	15	(55)
EBITDA (loss) from operations	$105	$(125)

Biologics segment

	2024 vs. 2023
Year-Over-Year Change	Three Months Ended March 31,
	Net Revenue	Segment EBITDA
Organic	(3)%	876%
Constant-currency change	(3)%	876%
Foreign exchange translation impact on reporting	—%	6%
Total % change	(3)%	882%

Biologics net revenue decreased by $15 million, or 3%, excluding the impact of foreign exchange, compared to the three months ended March 31, 2023. A decline in demand for COVID-19 related programs, was partially offset by growth in our gene therapy offerings.

Biologics Segment EBITDA increased by $43 million, or 876%, excluding the impact of foreign exchange, compared to the three months ended March 31, 2023. The increase was primarily driven by a decrease in inventory write-offs, partially offset by higher costs due to increased spending on operational and engineering enhancements.
Pharma and Consumer Health segment

	2024 vs. 2023
Year-Over-Year Change	Three Months Ended March 31,
	Net Revenue	Segment EBITDA
Organic	8%	21%
Constant-currency change	8%	21%
Foreign currency translation impact on reporting	1%	1%
Total % change	9%	22%

Pharma and Consumer Health net revenue increased by $47 million, or 8%, excluding the impact of foreign exchange, compared to the three months ended March 31, 2023. Net revenue increased 8% organically primarily driven by revenue from the manufacture of prescription products, our orally delivered Zydis commercial products, and our consumer health products.
Pharma and Consumer Health Segment EBITDA increased $26 million, or 21%, excluding the impact of foreign exchange, compared to the three months ended March 31, 2023. The increase, similar to that of net revenue, was driven by an increase from the manufacture of prescription products, our orally delivered Zydis commercial products, and our consumer health products. Our year-over-year increase in Segment EBITDA was also driven by a beneficial shift in product mix, enhanced utilization and impacts from our cost cutting initiatives.
Nine Months Ended March 31, 2024 Compared to the Nine Months Ended March 31, 2023
The below tables summarize several financial metrics we use to measure performance for the nine months ended March 31, 2024 and nine months ended March 31, 2023. Refer to the discussions below regarding performance and use of key financial metrics.

Revenue and revenue at constant currency
(in millions)
Actual
Constant Currency
FY24
$3,080
$3,042
FY23
$3,208
$0
$900
$1,800
$2,700
$3,600

Gross margin (in millions) and gross margin percentage
Actual
Constant Currency
FY24
$569
18.5%
$559
18.4%
FY23
$825
25.7%
$0
$300
$600
$900

Results for the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023 were as follows:

	Nine Months Ended March 31,		FX Impact	Constant Currency Increase (Decrease)
(Dollars in millions)	2024	2023		Change $	Change %
Net revenue	$3,080	$3,208	$38	$(166)	(5)%
Cost of sales	2,511	2,383	28	100	4%
Gross margin	569	825	10	(266)	(32)%
Selling, general, and administrative expenses	669	612	4	53	9%
Goodwill impairment charges	687	210	—	477	*
Other operating expense	68	40	(1)	29	73%
Operating loss	(855)	(37)	7	(825)	*
Interest expense, net	189	130	—	59	45%
Other expense (income), net	21	(2)	5	18	*
Loss before income taxes	(1,065)	(165)	2	(902)	*
Income tax expense (benefit)	1	(19)	2	18	96%
Net loss	$(1,066)	$(146)	$—	$(920)	*
* Not meaningful
Change % calculations are based on amounts prior to rounding.
Net Revenue

2024 vs. 2023
Year-Over-Year Change	Nine Months Ended March 31,
Net Revenue
Organic	(6)%
Impact of acquisitions	1%
Constant-currency change	(5)%
Foreign currency translation impact on reporting	1%
Total % change	(4)%
Net revenue decreased by $166 million, or 5%, excluding the impact of foreign exchange, compared to the nine months ended March 31, 2023. Net revenue decreased 6% organically on a constant-currency basis, primarily related to a significant decline in demand for COVID-19 related programs, partially offset by growth in our gene therapy offerings.

Net revenue increased 1% inorganically as a result of acquisitions. We acquired Metrics Contract Services (“Metrics”) in October 2022.
Gross Margin
Gross margin decreased by $266 million, or 32%, compared to the nine months ended March 31, 2023, excluding the impact of foreign exchange, primarily due to an unfavorable shift in product mix, lower levels of utilization across the network, reduced productivity, and higher costs from increased spending on operational and engineering enhancements in our Biologics segment, partially offset by a decrease in inventory write-offs. On a constant-currency basis, gross margin, as a percentage of revenue, decreased 740 basis points to 18.4% in the nine months ended March 31, 2024, compared to the corresponding prior-year period, primarily due to the factors described in the immediately preceding sentence.
Selling, General, and Administrative Expense

Selling, general, and administrative expense increased $53 million or 9%, compared to the nine months ended March 31, 2023, excluding the impact of foreign exchange. The year-over-year increase was primarily driven by increased spending on operational and engineering enhancements, a $16 million increase in employee related expenses, a $17 million increase in stock-based compensation, a $14 million increase in depreciation and amortization, a one-time insurance benefit of $10 million in the prior year, and $6 million in net incremental expenses from businesses acquired in the last 12 months, partially offset by a $6 million benefit from a decline in credit losses and a $5 million decline in integration costs.
Goodwill Impairment Charges
Goodwill impairment charges during the nine months ended March 31, 2024 were associated with our Consumer Health and Biomodalities reporting units, which are part of our Pharma and Consumer Health and Biologics segments, respectively. For further details, see Note 4, Goodwill to our Consolidated Financial Statements.
Other Operating Expense
Other operating expense of $68 million for the nine months ended March 31, 2024 increased by $29 million, or 73%, compared to the nine months ended March 31, 2023, excluding the impact of foreign exchange. The year-over-year increase was primarily due to a $23 million increase in fixed-asset impairment charges and $12 million of pension settlement charges, partially offset by a $6 million decrease in restructuring charges.
Interest Expense, net
Interest expense, net of $189 million for the nine months ended March 31, 2024 increased by $59 million, or 45%, compared to the nine months ended March 31, 2023, excluding the impact of foreign exchange. The increase was primarily attributable to higher interest rates on our variable rate debt and incremental borrowings.
For additional information concerning our debt and financing arrangements, including the changing mix of debt and equity in our capital structure, see “—Liquidity and Capital Resources” below and Note 5, Long-Term Obligations and Short-Term Borrowings to our Consolidated Financial Statements.
Other Expense (Income), net
Other expense, net of $21 million for the nine months ended March 31, 2024 was primarily driven by foreign currency losses of $17 million.
Other income, net of $2 million for the nine months ended March 31, 2023 was primarily driven by foreign currency gains of $5 million.

Income Tax Expense (Benefit)

Our provision for income taxes for the nine months ended March 31, 2024 was $1 million relative to loss before income taxes of $1.07 billion. Our benefit for income taxes for the nine months ended March 31, 2023 was $19 million relative to loss before income taxes of $165 million. The income tax expense for the period is primarily the result of income tax expense in select international jurisdictions and the inability to recognize income tax benefit on incremental domestic losses. The year to date benefit was also impacted by the geographic distribution of our pretax loss resulting from our business mix, changes in the tax impact of permanent differences, restructuring, special items, certain equity related compensation, and other discrete tax items that may have unique tax implications depending on the nature of the item.
Segment Review

The following charts depict the percentage of net revenue for each of our two reportable segments for the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023. Refer below for discussions regarding each segment’s net revenue and EBITDA performance and to “Non-GAAP Metrics” for discussions of our use of Segment EBITDA and EBITDA from operations, measures that are not defined under U.S. GAAP.
Our results on a segment basis for the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023 were as follows:

	Nine Months Ended March 31,		FX Impact	Constant Currency Increase (Decrease)
(Dollars in millions)	2024	2023		Change $	Change %
Biologics
Net revenue	$1,347	$1,578	$11	$(242)	(15)%
Segment EBITDA	136	299	1	(164)	(55)%
Pharma and Consumer Health
Net revenue	1,734	1,632	26	76	5%
Segment EBITDA	380	368	8	4	1%
Inter-segment revenue elimination	(1)	(2)	1	—	*
Unallocated Costs (1)	(1,033)	(394)	(4)	(635)	*
Combined totals
Net revenue	$3,080	$3,208	$38	$(166)	(5)%

(Loss) EBITDA from operations	$(517)	$273	$5	$(795)	*
Change % calculations are based on amounts prior to rounding.
*Percentage not meaningful
(1) Unallocated costs include restructuring and special items, stock-based compensation, goodwill impairment charges, fixed asset impairment charges, certain other corporate-directed costs, and other costs that are not allocated to the segments as follows:

	Nine Months Ended March 31,
(Dollars in millions)	2024	2023
Impairment charges and gain/loss on sale of assets (a)	$(27)	$(4)
Stock-based compensation	(52)	(35)
Restructuring and other special items (b)	(126)	(59)
Pension settlement charges	(12)	—
Goodwill impairment charges (c)	(687)	(210)
Other (expense) income, net (d)	(21)	2
Non-allocated corporate costs, net	(108)	(88)
Total unallocated costs	$(1,033)	$(394)
(a) Impairment charges and gain/loss on sale of assets during the nine months ended March 31, 2024 include fixed-asset impairment charges associated with equipment for a product with significant decline in demand in our Biologics segment and right-of-use asset impairment charges associated with underutilized facilities in our Biologics segment.
(b) Restructuring and other special items during the nine months ended March 31, 2024 include (i) restructuring charges associated with our plans that reduced costs, consolidated facilities, and optimized our infrastructure across the organization, most notably the announced closure of our San Francisco facility and (ii) transaction and integration costs associated with the Metrics acquisition.
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
(c)    Goodwill impairment charges during the nine months ended March 31, 2024 were associated with our Consumer Health and Biomodalities reporting units, which are part of our Pharma and Consumer Health and Biologics segments, respectively. For further details, see Note 4, Goodwill to our Consolidated Financial Statements.
(d)    Refer to Note 7, Other Expense (Income), Net to our consolidated financial statements for details.

Provided below is a reconciliation of net earnings to EBITDA from operations:

	Nine Months Ended March 31,
(Dollars in millions)	2024	2023
Net loss	$(1,066)	$(146)
Depreciation and amortization	359	308
Interest expense, net	189	130
Income tax expense (benefit)	1	(19)
(Loss) EBITDA from operations	$(517)	$273
Biologics segment

	2024 vs. 2023
Year-Over-Year Change	Nine Months Ended March 31,
	Net Revenue	Segment EBITDA
Organic	(15)%	(55)%
Constant-currency change	(15)%	(55)%
Foreign exchange translation impact on reporting	—%	—%
Total % change	(15)%	(55)%

Net revenue in our Biologics segment decreased by $242 million, or 15%, excluding the impact of foreign exchange, compared to the nine months ended March 31, 2023. The decrease was primarily driven by a significant decline in demand for COVID-19 related programs, partially offset by strong growth in our gene therapy offerings.
Biologics Segment EBITDA decreased by $164 million, or 55%, excluding the impact of foreign exchange, compared to the nine months ended March 31, 2023. Segment EBITDA decreased 55%, compared to the nine months ended March 31, 2023, excluding the impact of acquisitions. The decrease was primarily driven by a significant decline in demand for COVID-19 related programs, lower levels of utilization across the Biologics network, and higher costs due to increased spending on operational and engineering enhancements, which were partially offset by strong growth in our gene therapy offerings and a decrease in inventory write-offs.
Pharma and Consumer Health segment

	2024 vs. 2023
Year-Over-Year Change	Nine Months Ended March 31,
	Net Revenue	Segment EBITDA
Organic	3%	(2)%
Impact of acquisitions	2%	3%
Constant-currency change	5%	1%
Foreign exchange translation impact on reporting	1%	2%
Total % change	6%	3%

Pharma and Consumer Health net revenue increased $76 million, or 5%, excluding the impact of foreign exchange, compared to the nine months ended March 31, 2023. Organic revenue increased 3% when compared to the nine months ended March 31, 2023. The increase in revenue from the manufacture of prescription products and growth in our clinical supply services, were partially offset by a decline in demand for our consumer health products, primarily our wellness products.
Pharma and Consumer Health Segment EBITDA increased $4 million, or 1%, excluding the impact of foreign exchange, compared to the nine months ended March 31, 2023. Segment EBITDA decreased 2%, compared to the nine months ended March 31, 2023, excluding the impact of acquisitions. The decrease in organic Segment EBITDA was primarily driven by a decline in demand for our consumer health products, partially offset by an increase in revenue from the manufacture of prescription products.

We acquired Metrics in October 2022, which increased the segment's net revenue and Segment EBITDA on an inorganic basis by 2% and 3%, respectively, in the nine months ended March 31, 2024, compared to the corresponding prior-year period.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of liquidity have been cash flows generated from operations and occasional capital market activities. The principal uses of cash are to fund operating and capital expenditures, business or asset acquisitions, interest payments on our debt, income taxes, and any mandatory or discretionary principal payment on our debt. As of March 31, 2024, Catalent Pharma Solutions, Inc., our principal operating subsidiary (“Operating Company”), had available $1.10 billion in borrowing capacity under our revolving credit facility, net of $4 million in letters of credit outstanding as of March 31, 2024.
We believe that our cash on hand, cash from operations, and available borrowings under our revolving credit facility will be adequate to meet our liquidity needs for at least the next 12 months, as well as the amounts expected to become due with respect to our pending capital projects.
Cash Flows
The following table summarizes our consolidated statements of cash flows:

	Nine Months Ended March 31,
(Dollars in millions)	2024	2023	$ Change
Net cash provided by (used in):
Operating activities	$54	$58	$(4)
Investing activities	$(253)	$(834)	$581
Financing activities	$84	$572	$(488)
Operating Activities

For the nine months ended March 31, 2024, cash provided by operations was $54 million compared to $58 million in cash provided by operations for the nine months ended March 31, 2023. The year-over-year change was primarily due to a benefit in working capital partially offset by an increase in interest payments due to higher outstanding debt balances and higher rates on our variable rate debt.
Investing Activities
For the nine months ended March 31, 2024, cash used in investing activities was $253 million, compared to $834 million for the nine months ended March 31, 2023. The decrease in cash used in investing activities was primarily driven by a decrease in mergers and acquisitions activity and a decrease in acquisition of property, equipment, and other productive assets.
Financing Activities
For the nine months ended March 31, 2024, cash provided by financing activities was $84 million, compared to cash provided by financing activities of $572 million for the nine months ended March 31, 2023. The decrease in cash provided by financing activities was primarily driven by a $450 million decrease in net borrowings.
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
The Credit Agreement also contains change-of-control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of March 31, 2024, we were in compliance with all material covenants under the Credit Agreement.
Subject to certain exceptions, the Credit Agreement permits us and our restricted subsidiaries to incur certain additional indebtedness, including secured indebtedness. None of our non-U.S. subsidiaries or our Puerto Rico subsidiary is a guarantor of the loans.
On November 22, 2023, Operating Company, entered into Amendment No. 10 to the Credit Agreement, which further extended the deadlines by which we are required to deliver to the administrative agent (i) our audited financial statements as at the end of and for the fiscal year ended June 30, 2023, together with the auditor’s report and opinion on such audited financial statements, to January 26, 2024, and (ii) our unaudited financial statements as at the end of and for the fiscal quarter ending September 30, 2023 to March 31, 2024.

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
The Senior Notes
The several indentures governing each series of our outstanding senior notes (collectively, the “Indentures”) contain certain covenants that, among other things, limit our ability to incur or guarantee more debt or issue certain preferred shares; pay dividends on, repurchase, or make distributions in respect of their capital stock or make other restricted payments; make certain investments; sell certain assets; create liens; consolidate, merge, sell; or otherwise dispose of all or substantially all of their assets; enter into certain transactions with their affiliates, and designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions, limitations, and qualifications as set forth in the Indentures. The Indentures also contain customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of Operating Company or certain of its subsidiaries. Upon an event of default, either the holders of at least 30% in principal amount of each of the then-outstanding series of Senior Notes, or the applicable Trustee under the Indentures, may declare the applicable senior notes immediately due and payable; or in certain circumstances, the applicable senior notes will become automatically immediately due and payable. As of March 31, 2024, Operating Company was in compliance with all material covenants under the Indentures.
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
Geographic Allocation of Cash
As of March 31, 2024 and June 30, 2023, our foreign subsidiaries held cash and cash equivalents of $138 million and $181 million, respectively, out of the total consolidated cash and cash equivalents of $162 million and $280 million, respectively. These balances are dispersed across many locations around the world.

Interest Rate Risk Management
A portion of the debt used to finance our operations is exposed to interest-rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed-and floating-rate assets and liabilities. In February 2021, we entered into an interest-rate swap agreement with Bank of America N.A. that acts as a hedge against the economic effect of a portion of the variable-interest obligation associated with our U.S. dollar-denominated term loans under our senior secured credit facilities, so that the interest payable on that portion of the debt becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on future interest expense. The applicable rate for the U.S. dollar-denominated term loan under the Credit Agreement was LIBOR (subject to a floor of 0.50%) plus 2.00% as of March 31, 2024;

however, as a result of this interest-rate swap agreement, the variable portion of the applicable rate on $500 million of the term loan was effectively fixed at 0.9985%.
To conform with the adoption of ASC 848, Reference Rate Reform and the Eighth Amendment, the Company amended the 2021 Rate Swap as the 2023 Rate Swap. The 2023 Rate Swap continues to effectively fix the rate of interest payable on the same portion of our U.S dollar-denominated term loans under our secured credit facilities. The applicable rate for the U.S. dollar-denominated term loan under the Credit Agreement was SOFR (subject to a floor of 0.39%) plus 2.00% as of March 31, 2024. As a result of the 2023 Rate Swap, the variable portion of the applicable interest rate on $500 million of the U.S. dollar-denominated term loans is now effectively fixed at 0.9431%.
Currency Risk Management
We are exposed to fluctuations in the euro-U.S. dollar exchange rate on our investments in our operations in Europe. While we do not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in euros. At March 31, 2024, we had $893 million of euro-denominated debt outstanding that qualifies as a hedge of a net investment in European operations. Refer to Note 9, Derivative Instruments and Hedging Activities, to our Consolidated Financial Statements for further discussion of net investment hedge activity in the period.
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

Off-Balance Sheet Arrangements
Other than short-term operating leases and outstanding letters of credit as discussed above, we do not have any material off-balance sheet arrangement as of March 31, 2024.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our quantitative and qualitative disclosures about market risks, see the section titled Item 7A, Quantitative and Qualitative Disclosures About Market Risks in our Fiscal 2023 10-K. As of March 31, 2024, there has been no material change in this information.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any control or procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective to accomplish their objectives at the reasonable assurance level, as a result of the material weaknesses in our internal control over financial reporting disclosed below.
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

Previously Disclosed Material Weakness in Internal Controls over Financial Reporting – Contract Modifications

As previously disclosed, in connection with our evaluation for the three months ended December 31, 2023, we identified a material weakness in internal control over financial reporting as we did not maintain effective internal controls to properly identify and assess the accounting treatment of contract modification arrangements under ASC 606, Revenue from Contracts with Customers. The review of the accounting assessments for certain modified contracts during the quarter ended December 31, 2023, was not performed with the necessary level of technical competency to detect a material misstatement.

Previously Disclosed Material Weakness in Internal Controls over Financial Reporting – Income Tax Provision

As previously disclosed, in connection with our evaluation for the three months ended December 31, 2023, we identified a material weakness in internal control over financial reporting as we did not maintain effective internal control over the preparation and review of the interim income tax provision. Specifically, the Company did not design an appropriate interim review control over the completeness and accuracy of certain inputs to the quarterly income tax provision calculations. While the control deficiency did not result in a material misstatement to the Company’s interim consolidated financial statements, there is a reasonable possibility that the control deficiency could have resulted in a material misstatement of the income tax related accounts or disclosures in the Company’s interim consolidated financial statements that would not have been prevented or detected on a timely basis.

Previously Disclosed Material Weakness in Internal Controls over Financial Reporting – Revenue Recognition

As previously disclosed, management identified during the preparation of our unaudited consolidated financial statements for the fiscal year ended June 30, 2023 a material weakness in our internal controls over financial reporting relating to the year ended June 30, 2022, which remains unremediated as of March 31, 2024.

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

Previously Disclosed Material Weakness in Internal Controls over Financial Reporting – Consolidated Financial Statement Close Process

As previously disclosed, management identified during the preparation of our audited consolidated financial statements for the year ended June 30, 2023 a material weakness in our internal controls over financial which remains unremediated as of March 31, 2024.

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

Previously Disclosed Material Weakness in Internal Control over Financial Reporting – Inventory Reconciliation

As previously disclosed, management identified during the preparation of our audited consolidated financial statements for the year ended June 30, 2023 a material weakness in our internal controls over financial which remains unremediated as of March 31, 2024.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

Trading Arrangements

During the fiscal quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities.

ITEM 6.    EXHIBITS
Exhibits:

2.1	Agreement and Plan of Merger, dated as of February 5, 2024, by and among the Company, Creek Parent, Inc., and Creek Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on February 5, 2024).
10.1	Amendment No.1 to Catalent, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 26, 2024). †

10.2	Offer letter, dated January 11, 2024, between Michael J. Hatzfeld, Jr. and Catalent, Inc. *†

10.3	Employment Agreement, dated August 28, 2023, between John Greisch and Catalent, Inc. *†

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	The following financial information from Catalent, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in inline XBRL: (i) Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2024 and 2023; (ii) Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended March 31, 2024 and 2023; (iii) Consolidated Balance Sheets as of March 31, 2024 and June 30, 2023; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the Three and Nine Months Ended March 31, 2024 and 2023; (v) Consolidated Statements of Cash Flows for the Nine Months Ended March, 2024 and 2023; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	The cover page of this Quarterly Report on Form 10-Q, formatted as Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	Furnished herewith
†	Represents a management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALENT, INC. (Registrant)

Date:	May 8, 2024	By:	/s/ MICHAEL HATZFELD
Michael Hatzfeld
Vice President and Chief Accounting Officer