Form 10-K
period 2024-06-30
Catalent, Inc.
filed 2024-09-06
CIK 1596783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2024
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

As of December 31, 2023, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $8.10 billion.

As of August 22, 2024, Catalent, Inc. had 181,463,702 shares of the common stock, par value $0.01 per share, outstanding.

CATALENT, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 30, 2024

PART I
Special Note Regarding Forward-Looking Statements
In addition to historical information, this Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (this “Annual Report”) of Catalent, Inc. (“Catalent” or the “Company”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, included in this Annual Report are forward-looking statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “future,” “forward,” “sustain,” or the negative version of these words or other comparable words.
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
Risks Relating to Pending Merger with Novo Holdings
•We may not complete the pending merger with Novo Holdings within the timeframe anticipated, or at all, which could have a material adverse effect on our business, financial condition or results of operations, as well as negatively impact our share price.
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
Risks Relating to Ownership of Our Common Stock
•We do not presently maintain effective disclosure controls and procedures due to a material weakness we have identified in our internal control over financial reporting. Material weaknesses have in this past resulted in the revision of our financial statements. If we fail to remediate this material weakness, or if any other material weakness or significant deficiency is identified in the future or if we otherwise fail to maintain an effective system of internal controls, material misstatements in our financial statements could result, and, as in the past, we could fail to timely meet our periodic reporting obligations.

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
Catalent References and Fiscal Year
Unless the context otherwise requires, in this Annual Report, the terms “Catalent,” “the company,” “we,” “us,” and “our” refer to Catalent, Inc. and its subsidiaries. All references to years in this Annual Report, unless otherwise stated, refer to fiscal years beginning July 1 and ending June 30. All references to quarters, unless otherwise stated, refer to fiscal quarters. Fiscal years are referred to by the calendar year in which they end. For example, “fiscal 2024” refers to the fiscal year ending June 30, 2024.
Trademarks and Service Marks
We have U.S. or foreign registrations for the following marks, among others: Bettera®, Catalent®, Catalent Xpress Pharmaceutics® Clinicopia®, CosmoPod®, Easyburst®, FastChain®, FlexDirect®, Follow the Molecule®, Galacorin®, GPEx®, GPEx® Boost, GPEx® Lightning, Graphicaps®, Liqui-Gels®, Manufacturing Miracles®, Micron Technologies®, OmegaZero®, OneBio®, OneXpress Solution®, OptiDose®, OptiForm®, OptiGel®, OptiGel® Bio, OptiGel® DR, OptiMelt®, OptiShell®, PEEL-ID®, Pharmatek®, RP Scherer®, Savorgel®, Scherer®, SMARTag®, Softdrop®, Staby®, StabyExpress®, StartScore® SupplyFlex®, Vegicaps®, Zydis®, and Zydis Ultra®. This Annual Report also includes trademarks and trade names owned by other parties, and these trademarks and trade names are the property of their respective owners. We use certain other trademarks and service marks, some on an unregistered basis and some have been applied for, but remain pending examination in trademark agencies in the U.S. and abroad, including, FlexDoseSM, OptiPact™, ProteoSuiteSM, and UpTempoSM.

Solely for convenience, the trademarks, service marks, and trade names identified in this Annual Report may appear without the ®, SM, and ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks, and trade names.

ITEM 1.    BUSINESS
Overview

We provide differentiated development and manufacturing solutions for drugs, protein-based biologics, cell and gene therapies, vaccines, and consumer health products at approximately fifty facilities across four continents under rigorous quality and operational standards. Our oral, injectable, and respiratory delivery technologies, along with our state-of-the-art protein, plasmid, viral, and cell and gene therapy manufacturing capacity, address a wide and growing range of modalities and therapeutic and other categories across the biopharmaceutical, pharmaceutical, and consumer health industries. Through our extensive capabilities, growth-enabling capacity, and deep expertise in product development, regulatory compliance, and clinical trial and commercial supply, we can help our customers take products to market faster; we have supported more than half of new drug products approved by the U.S. Food and Drug Administration (the “FDA”) in the last decade. Our development and manufacturing platforms, our proven formulation, supply, and regulatory expertise, and our broad and deep development and manufacturing know-how enable our customers to advance and then bring to market more products and better treatments for patients and consumers. Our commitment to reliably supply our customers’ and their patients’ needs is the foundation for the value we provide; annually, we produce nearly 70 billion unit doses for nearly 8,000 customer pharmaceutical and consumer health products, or approximately 1 in every 28 unit doses of such products taken each year by patients and consumers around the world. We believe that, through our investments in state-of-the-art facilities and capacity expansion, including investments in facilities focused on new treatment modalities and other attractive market segments, our continuous improvement activities devoted to operational and quality excellence, the sales of existing and introduction of new customer products, and, in some cases, our innovation activities and patents, we will continue to attract premium opportunities and realize the growth potential from these areas.

We continue to focus on enhancing both our product and service offerings and our sales and marketing activities in order to grow the number of active commercial manufacturing and development programs for our customers. This sustains our extensive, long-duration relationships and long-term contracts with a broad and diverse range of industry-leading customers. In fiscal 2024, we conducted business with 88 of the top 100 branded drug and consumer health marketers and 82 of the top 100 biologics marketers, measured on a global basis. Selected key customers include Bayer, Bristol-Myers Squibb, GlaxoSmithKline, Haleon, Novo Nordisk, Moderna, Pfizer, and Sarepta Therapeutics.

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

We believe our customers value us because our depth of development solutions and state-of-the-art manufacturing technologies, continuous innovations and improvements, consistent and reliable supply, geographic reach, and substantial expertise enable us to create a broad range of business and product solutions that can be customized to fit their individual needs. Today we employ approximately 8,500 highly trained direct manufacturing associates, as well as more than 3,100 formulation, analytical development, and process scientists and technicians. Our customers can also benefit from more than 2,100 patents and patent applications in advanced delivery platforms, drug and biologics formulation, and manufacturing. The aim of our offerings is to reliably supply our customers' commercial needs and also allow them to bring more products to market faster and develop and market differentiated products that improve patient outcomes. We believe our leading market position and diversity of customers, offerings, regulatory categories, products, and geographies reduce our exposure to potential strategic and product shifts within our industries.

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

In large part due to acquisitions and investments, and their subsequent organic growth, the revenue contribution from our Biologics segment has grown from approximately 17% in fiscal 2016 to 45% in fiscal 2024. We believe our own internal innovation and investments, supplemented by current and future customer and other external partnerships and acquisitions, will continue to extend our leadership positions in the development, reliable supply, and delivery of drugs, protein-based biologics, cell and gene therapies, and consumer health products.

Pending Merger with Novo Holdings

On February 5, 2024, the Company entered into the Agreement and Plan of Merger (the “Merger Agreement”), with Creek Parent, Inc. (“Parent”), a Delaware corporation and a wholly owned subsidiary of Novo Holdings A/S (“Novo Holdings”), and Creek Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent will acquire all the issued and outstanding shares of Common Stock of the Company. On May 29, 2024, the Company held a special meeting of its stockholders at which the Company's stockholders approved, among other things, the Merger Agreement. The Merger is expected to close towards the end of calendar year 2024, subject to customary closing conditions, including receipt of required regulatory approvals. For more information, see Note 17, Commitments and Contingencies to our consolidated financial statements as of and for the fiscal year ended June 30, 2024 (our “Consolidated Financial Statements”).
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

Diversified Operating Platform

We are diversified by virtue of our broad range of product and service offerings, our geographic scope, our breadth of customer relationships, the extensive range of products we produce, and our ability to provide solutions at every stage of a product’s lifecycle. In fiscal 2024, we produced nearly 8,000 distinct products across multiple categories. Our fiscal 2024 net revenue was distributed by relevant product regulatory/marketing status as follows: biologics 49%, branded drugs 35%, over-the-counter drugs 7%, and consumer health and other 9% combined. In fiscal 2024, our top 20 products represented 36% of our total net revenue, with one customer accounting for approximately 17% of net revenue whose largest individual product accounted for approximately 15% of our net revenue. We serve approximately 1,200 customers in more than 80 countries, with 36% of our fiscal 2024 net revenue coming from outside the U.S. This diversity, combined with long product lifecycles and close customer relationships, has contributed to the long-term stability of our business. It has also allowed us to reduce our exposure to the risks associated with potential strategic, customer, and product shifts as well as to payer-driven pricing pressures experienced by our drug and biologic customers.

Longstanding, Extensive Relationships with a Diverse Customer Portfolio

We have longstanding, extensive relationships with leading pharmaceutical, biotechnology, and consumer health customers. In fiscal 2024, we did business with 88 of the top 100 branded drug and consumer health marketers and 82 of the top 100 biologics marketers, measured on a global basis, as well as with approximately 1,200 other customers, including emerging and specialty biotech and pharmaceutical companies, which are often more reliant on outside partners as a result of their more virtual business models. Regardless of size, our customers seek innovative product development, superior quality, advanced manufacturing, and skilled technical services to support their development and marketed product needs.

We believe our customers value us because our broad range of product and service offerings, recently expanded capacity in state-of-the-art manufacturing facilities, including facilities offering new treatment modalities, reliable supply, geographic reach, commitment to operational and quality excellence, and substantial expertise that enable us to create a broad range of tailored solutions.
Deep, Broad, and Growing Advanced Technology Foundation
Our breadth of offerings employing advanced technologies and state-of-the-art manufacturing systems and long track record of innovation substantially differentiate us from other industry participants. Our leading softgel platforms, including Liqui-Gels, OptiShell, OptiGel DR, and Vegicaps capsules, our gummy and soft chew oral forms, and our modified release technologies, including the Zydis family of orally disintegrating tablets, our spray drying capabilities, and our OptiPact and OptiMelt technologies, provide formulation expertise to solve complex delivery challenges for our customers. We offer advanced technologies for delivery of small molecules and biologics via oral, respiratory, and injectable routes and also provide advanced biologics formulation options, including GPEx, GPEx Boost, and GPEx Lightning mammalian cell lines for protein production, SMARTag ADC technology, AAV vectors for cell and gene therapies, iPSC development and manufacturing, and pDNA development and manufacturing. We have a leadership position within respiratory delivery, including dry powder inhalers and intra-nasal forms. We have reinforced our leadership position in advanced technologies over the last few years, as we have launched more than a dozen new technology platforms and applications, and expanded our businesses developing and manufacturing consumer health products, protein-based biologics, fill and finish for injectable drugs and biologics, cell and gene therapies, and other new therapeutic modalities. Our culture of creativity, problem-solving, and innovation is grounded in our advanced technologies, the substantial expertise and experience of our scientists and engineers, and, in some cases, our patents and proprietary manufacturing processes. Our global product development and innovation teams drive a focused application of resources to opportunities for both new customer product introductions and platform technology development. As of June 30, 2024, we had approximately 1,500 product development programs active across our businesses.
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

Approximately three-quarters of our fiscal 2024 net revenue from our product development and delivery offerings and related services were covered by such long-term contractual arrangements. We believe this base provides us with a sustainable competitive advantage.
Significant Recent Growth Investments

We have made over time, and expect to continue to make, significant investments in our manufacturing network, which is capable of serving customers and patients worldwide, and today employ approximately 8 million square feet of manufacturing, laboratory, and related space across four continents. We have deployed approximately $2.7 billion in the last five fiscal years in gross capital expenditures, not including approximately $1.9 billion spent acquiring new facilities and businesses. Growth-related investments in facilities, capacity, and capabilities across our businesses have positioned us for future growth in areas aligned with anticipated future demand, including in pDNA, cell and gene therapies, fill and finish for injectable drugs and biologics, and other new therapeutic modalities. Through our continuing commitment to operational, quality, and regulatory excellence, we drive continuous improvements in safety, productivity, sustainability and reliable supply, which we believe further differentiates us. Our manufacturing network and capabilities allow us the flexibility to reliably supply the changing needs of our customers while consistently meeting their quality, delivery, sustainability, and regulatory compliance expectations.

High Standards of Regulatory Compliance and Operational and Quality Excellence

We operate our plants in accordance with current good manufacturing practices (“cGMP”) or other applicable requirements, following our own high standards that are consistent with those of many of our large global pharmaceutical and biotechnology customers. We have approximately 1,600 employees around the globe focused on quality and regulatory compliance. All of our facilities are registered where required with the FDA or other applicable regulatory agencies, such as the European Medicines Agency (the “EMA”). In many cases, our facilities are registered with multiple food, drug, or biologics regulatory agencies around the world. In fiscal 2024, we were subject to 69 regulatory audits, and, over the last five fiscal years, we successfully completed more than 280 regulatory audits. We also undergo almost 700 customer and internal audits annually. We believe our quality and regulatory track record to be a favorable competitive differentiator.

Strong and Experienced Management Team

Our executive leadership team collectively has almost 500 years of combined and diverse experience within the pharmaceutical and healthcare industries. With an average of approximately 29 years of functional experience, this team possesses deep knowledge and a wide network of industry relationships.

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
Capabilities & Capacity — Continued Expansion in Biologics and Other Attractive Markets

Recognizing the strategic importance of protein-based biologics, cell and gene therapies, pDNA, and other new biopharmaceutical modalities, we began to build a differentiated biologics platform in 2002. Since fiscal 2020, we have invested over $3.6 billion in our biologics business, including capital investments and approximately $1.8 billion for acquisitions of biologics-focused businesses and sites. Today, we are a recognized leader in biologics, including AAV vectors for gene therapies; development and supply for cell therapies; advanced cell-line development; formulation and fill-finish into vials, pre-filled syringes, and cartridges; specialized manufacturing of biologic drug substances; and bioanalytical analysis. We have partnered with customers from around the world to develop advanced cell expression for more than 1,200 cell lines, many using our advanced GPEx, GPEx Boost, and GPEx Lightning technologies, and have actively collaborated on developing and scaling up more than 110 cell and gene therapies. In the recent fiscal years, we expanded our existing cell therapy development and manufacturing capabilities, began offering pDNA production services, and acquired several facilities including a commercial-scale cell therapy manufacturing facility in Princeton, New Jersey (“Princeton”) and a developer and manufacturer of iPSCs located near Dusseldorf, Germany. We have also invested in a second-generation ADC technology, SMARTag, and see continued progress in this technology’s capabilities and our customers’ SMARTag product-development activities.

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
Use Our Proprietary Technologies and Substantial Expertise to Help Our Customers Develop New Products
We have broad and diverse technology platforms that are supported by deep scientific and technical expertise, extensive know-how, and more than 2,100 patents and patent applications in approximately 200 families across advanced delivery platforms, drug and biologics formulation, and manufacturing. For example, we have significant softgel fill and formulation know-how, databases of formulated products, and substantial softgel regulatory approval expertise. As a result, approximately 90% of approvals by the FDA over the last 25 years of new chemical entities presented in a softgel format have been developed and supplied by us.

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
Strategic Acquisitions and Licensing — Build on our Existing Platform

We operate in the markets for outsourced development solutions and commercial supply, generally provided by contract development and manufacturing organizations (“CDMO”), where we estimate current outsourced industry spending at more than $90 billion globally for the offerings we provide. Our broad platform, global infrastructure, and diversified customer portfolio provide us with a strong foundation from which to consolidate within these markets, to enter new markets, and generate operating leverage through acquisitions. Since fiscal 2013, we have executed 22 transactions, investing approximately $4.9 billion, and have demonstrated an ability to efficiently and effectively integrate these acquisitions.

While we are rigorously focused on driving our organic growth, we have in recent years also substantially increased our participation in biologics, including protein-based biologics, cell and gene therapies, pDNA development and production, and drug product fill and finish, via strategy-driven inorganic transactions. We intend to identify and execute strategic transactions to optimize our portfolio of offerings and businesses, within the context of our long-term capital allocation strategy. We have a dedicated corporate development team in place to pursue these transactions, and apply a rigorous and financially disciplined process for evaluating and executing these transactions.
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

An example of the long and mutually productive relationships we foster can be found in a leading over-the-counter anti-allergy brand, which today uses both our proprietary Zydis orally disintegrating tablets and Liqui-Gels softgel technology. We originally began development of the prescription format of this product for our multinational pharmaceutical company partner in 1992 to address specific patient sub-segment needs. After four years of development, we then commercially supplied the prescription product in our Zydis format for six years, and we have continued to provide the Zydis form since the switch to over-the-counter status in the U.S. and other markets in the early 2000s. Subsequently, we proactively brought a softgel product concept for the brand to the customer, which the customer elected to develop and launch as well. By following this molecule, we have built a strong, three decade-long relationship across multiple formats and markets.
Customer Product Pipeline — Continuing to Grow Through New Projects and Product Launches
We intend to continue to supplement our existing diverse base of commercialized customer products with new development programs. As of June 30, 2024, our product development teams were working on approximately 1,500 customer development programs active across our business. Our base of active development programs has expanded in recent years from growing market demand, as well as from our expanded capabilities and technology platforms. Although there are many complex factors that affect the development and commercialization of pharmaceutical, protein-based biologic, cell and gene therapy, and consumer health products, we expect that a portion of these programs will reach full development and market approval in the future and thereby add to our long-duration commercial revenues under long-term contracts and grow our existing product base. In fiscal 2024, we introduced 151 new products for our customers.

Catalent continues to be a leader in providing chemistry, manufacturing, and controls-based product development services to the global pharmaceutical, biotechnology, and consumer health industries, driven by thousands of projects annually. In fiscal 2024, we recognized $1.23 billion of net revenue related to the development of products, down 37% from the prior year, principally driven by the substantial decrease in net revenue from the COVID-19 related products. In addition, substantially all of the revenue associated with the clinical supply services business relates to our support of customer products in development.
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

Biologics

Our Biologics segment provides formulation, development, and manufacturing for biologic proteins, cell, gene, and other nucleic acid therapies; pDNA, iPSCs, oncolytic viruses, and vaccines; formulation, development, and manufacturing for parenteral dose forms, including vials, prefilled syringes, and cartridges; and analytical development and testing services for large molecules. The business has extensive expertise in development, scale up, and commercial manufacturing. Representative customers of our Biologics segment include Halozyme, Moderna, Novo Nordisk, Regeneron, and Sarepta Therapeutics, along with a broad range of innovative small and mid-tier biopharmaceutical customers.

Our biologics offering includes cell-line development based on our advanced, patented GPEx suite of technologies, which are used to develop stable, high-yielding mammalian cell lines for both innovator and biosimilar biologic compounds. GPEx technology can provide rapid cell-line development, high biologics production yields, flexibility, and versatility. Our development and manufacturing facility in Madison, Wisconsin has the capability and capacity to produce cGMP quality biologics drug substance from 250L to 4000L scale using single-use technology across five suites to provide maximum efficiency, redundancy, and flexibility. Additionally, our Madison, Wisconsin facility features two flexible cGMP suites that are used to manufacture mRNA or other small-scale biomolecules. Our Bloomington, Indiana facility brings additional biologics development, clinical, and commercial drug substance manufacturing, and formulation development capabilities and capacity. Both Bloomington and our Anagni, Italy facility provide substantial capacity for finished-dose drug product manufacturing and packaging. Our SMARTag next-generation ADC technology is a clinical-stage technology that enables development of ADCs and other protein conjugates with improved efficacy, safety, and manufacturability.

At our gene therapy, cell therapy, and pDNA global centers of excellence in Maryland, Belgium, and New Jersey, we develop and manufacture advanced therapeutics, including AAV, lentivirus, oncolytic virus, CAR-T, and other cell or virus modalities together with critical pDNA biological starting material for cell, mRNA, viral-based therapies and next-generation vaccines. In fiscal 2022, we acquired a fully operational, commercial-scale cell therapy campus in Princeton with 16 suites available for both autologous and allogeneic clinical and commercial manufacturing. The Princeton campus works in conjunction with our Gosselies, Belgium cell therapy center of excellence and our iPSC manufacturing center of excellence in

Dusseldorf, Germany, to support our customers’ global cell therapy needs. Additionally, we have expanded our gene therapy flagship manufacturing campus in Harmans, Maryland, creating a total of 18 penthouse-style viral-vector suites, and added our UpTempo AAV platform that reduces AAV development time by half, enabling our customers to reach first-in-human studies faster. Our specialized expertise in AAV vectors, the most commonly used delivery system for gene therapies, and iPSCs for next-generation allogeneic cell therapy manufacturing, together with our substantial global cell therapy manufacturing, capacity for clinical- through commercial-scale batches, and our capabilities in mRNA and pDNA manufacturing, position us to capitalize on strong industry demand and expansions in the use of newer modalities in the cell and gene therapy market.

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

We also offer analytical development and testing services for proteins, gene and cell therapies, and other biologic modalities, including bioassay, biophysical characterization, and cGMP release and stability testing. Our OneBio Integrated Suite provides customers with the potential to seamlessly integrate drug substance, drug product, and clinical supply management for products in development, and for integrated commercial supply across both drug substance and drug product. We provide a broad range of technologies and services supporting the development and launch of new biologic entities, biosimilars, biobetters, and cell and gene therapies to bring a product from gene to commercialization, faster.
Our Biologics segment represented 45%, 46%, and 53% of our aggregate net revenue before inter-segment eliminations for fiscal 2024, 2023, and 2022, respectively.
Pharma and Consumer Health

Through our Pharma and Consumer Health segment, we provide market-leading capabilities for oral solid doses forms, softgels, Zydis fast-dissolve technologies, and gummy, soft chew, and lozenge dosage forms; formulation, development, and manufacturing platforms for oral, nasal, inhaled, and topical dose forms; and clinical trial development and supply services.

Representative customers of our Pharma and Consumer Health segment include Bayer, Bristol-Myers Squibb, GlaxoSmithKline, Haleon, Pfizer, and Procter & Gamble.
Our Pharma and Consumer Health segment represented 55%, 54%, and 47% of our aggregate net revenue before inter-segment eliminations for fiscal 2024, 2023, and 2022, respectively.

Formulation and development

Through our comprehensive pharmaceutical formulation and development platform, we provide pre-clinical screening, formulation, and analytical development, and cGMP manufacturing at both clinical and commercial scale for our market-leading softgel capsule and Zydis fast-dissolve tablet platforms, traditional and advanced complex oral solid-dose formats, dry powder inhalers, and nasal delivery devices. We have substantial, proven experience in developing and scaling up orphan and rare disease products, especially those requiring accelerated development timelines, solubility enhancement, specialized handling (e.g., potent or controlled substance materials), complex technology transfer, and specialized manufacturing processes. We provide fluid bed coating, spray drying, hot melt extrusion, micronization, and lipid formulation capabilities, all of which can be used to enhance a drug’s function and release profile and enable its clinical performance. We offer comprehensive analytical method development and scientific capabilities, including stability testing and global regulatory services to support both fully integrated development programs or standalone fee-for-service work. We have a network of early development sites focused on earlier phase compounds (i.e., pre-clinical and Phase I) to engage with more customer molecules earlier in their development, with the intent to also support these molecules downstream as they progress towards commercial approval and supply. Demand for our offerings is driven by the need for scientific expertise, the depth and breadth of integrated services offered, as well as the reliability of our supply performance across quality and operational parameters.

Manufacturing

Our large-scale cGMP pharmaceutical manufacturing solutions typically include clinical trial supplies, registration batches, and commercial production across a broad range of formats, and may also involve finished dose packaging or advanced processing of intermediates to achieve the desired clinical performance of the prescription or over-the-counter pharmaceutical product. Finished dose forms include softgel capsules, our Zydis fast-dissolve tablets, and traditional and advanced oral solid-dose forms, including coated and uncoated tablets, pellet/bead/powder-filled two-piece hard capsules, granulated powders, and other immediate and modified release forms. Advanced intermediate processing may include coating, extrusion, or spheronization to achieve specific functional outcomes, including site- or time-specific drug release, taste masking, or enhanced bioavailability. We have deep experience at managing complex technical transfers of clinical or commercial programs, whether from Catalent’s early development network, other contract development sites, or from customers directly.

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

In addition to softgel capsules, following our fiscal 2022 acquisition of Bettera Wellness, we also conduct formulation, development, and manufacturing of gummies, soft chews, and lozenges in a variety of sizes and shapes serving the dietary supplements market at two facilities in the United States. We use dietary and food ingredients provided by our customers or sourced directly by us, and we also provide ancillary services such as analytical testing and packaging.

Clinical Supply Services

Our Pharma and Consumer Health segment also provides clinical supply services through manufacturing, packaging, storage, distribution, and inventory management for small-molecule drugs, protein-based biologics, cell and gene therapies, and other compounds in clinical trials. We offer customers flexible solutions for clinical supplies production and provide distribution and inventory management support for both simple and complex clinical trials. This includes over-encapsulation where needed; supplying placebos, comparator drug procurement, and clinical packages and kits for physicians and patients; inventory management; investigator kit ordering and fulfillment; cold-chain storage and distribution; and return supply reconciliation and reporting. We support trials in all regions of the world through our facilities and distribution network. In recent years, we have extended our network, with significant expansions at our Philadelphia, Pennsylvania and Shanghai, China free trade zone locations, facilities in California, China, and Japan, and a significant clinical storage capacity expansion in Schorndorf, Germany. We also continue to develop new solutions for the evolving clinical trial environment, including FlexDirect direct-to-patient, CT Success clinical supply planning, and extensive cold-chain investments. We are one of the leading providers of clinical trial supplies.

We have partnered with companies who focus on the development of cannabis-based prescription medicines and high-value cannabinoid drug therapies whose goal is to achieve full regulatory approval under the strictest legal standards in effect in any jurisdiction affected, including cannabidiol and tetrahydrocannabinol pharmaceutical products using our Zydis technology in clinical trials across a range of indications, including multiple sclerosis spasticity, chemotherapy-induced nausea and vomiting, chronic pain for cancer, and epilepsy. Our total net revenue related to such development programs was less than 1% of total revenue generated in fiscal 2024. We do not provide any services for or otherwise partner with any company that does not comply with all applicable laws, including the U.S. federal controlled substances laws (or non-U.S. equivalent laws), relating to cannabis products.
Integrated Development and Product Supply Chain Solutions
In addition to our proprietary offerings, we bring together our development solutions and state-of-the-art product manufacturing to offer integrated development and product supply solutions to enable our customers to take their drugs, biologics, and consumer health products from laboratory to market, faster. Once a product is on the market, we can provide comprehensive, integrated product supply, from the sourcing or supply of the bulk active ingredient to comprehensive manufacturing and packaging, to the testing required for release, and to cold-chain or ambient temperature distribution. The customer- and product-specific solutions we develop are flexible, scalable, and creative, so that they meet the unique needs of both large and emerging biopharmaceutical, pharmaceutical, and consumer health companies and are appropriate for products of all sizes. We believe that our development and product supply solutions, such as our OneBio Integrated Suite, will continue to contribute to our future growth.
Sales and Marketing
Our target customers include large pharmaceutical and biotechnology companies, mid-size, emerging, and specialty pharmaceutical and biotechnology companies, and consumer health companies, along with companies in other selected healthcare market segments such as animal health and medical devices, and companies in adjacent industries, such as cosmetics. We have longstanding, extensive relationships with leading pharmaceutical, biotechnology, and consumer health customers. In fiscal 2024, we did business with 88 of the top 100 branded drug and consumer health marketers and 82 of the top 100 biologics marketers, measured on a global basis, as well as with approximately 1,100 other customers. Faced with access, pricing, and reimbursement pressures as well as other market challenges, large pharmaceutical and biotechnology companies have increasingly sought partners to enhance the clinical competitiveness of their drugs and biologics and improve the productivity of their research and development activities, while reducing their fixed cost bases. Many mid-size, emerging, and specialty pharmaceutical and biotechnology companies, while facing the same pricing and market pressures, have chosen not to build a full infrastructure, but rather to partner with other companies through licensing agreements or outsourcing to access the critical skills, technologies, and services required to bring their products to market. Consumer health companies require rapidly developed, innovative dose forms and formulations to keep up with the fast-paced over-the-counter medication, dietary supplement, and personal care markets. These market segments are all important to our growth, but require distinct solutions, marketing and sales approaches, and market strategy.

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
Global Accounts
We manage select accounts globally due to their substantial current business or growth potential. We recorded approximately 38% of our total net revenue in fiscal 2024 from these global accounts. Each global account is assigned a lead business development professional with substantial industry experience. These account leaders, along with other members of the sales and executive leadership teams, are responsible for managing and extending the overall account relationship. Account leaders work closely with the rest of the sales organization as well as operational, quality, and project management personnel to ensure alignment around critical priorities for the accounts.

Emerging, Specialty, and Virtual Accounts

Emerging, specialty, and virtual pharmaceutical and biotechnology companies account for more than three-quarters of the active drug and biologic development pipeline. Historically, many of these companies have chosen not to build a full infrastructure, but rather partner with other companies to formulate, develop, analyze, test, and manufacture their products. We expect them to continue to do so in the future, providing a critical source for future integrated solutions demand. We expect to continue to increase our penetration of geographic clusters of emerging companies in North America, Europe, Central and South America, and Asia. We regularly use active pipeline and product screening and customer targeting to identify the optimal candidates for partnering based on product profiles, funding status, and relationships, to ensure that our technical sales specialists and field sales representatives develop custom solutions designed to address the specific needs of these customers. In order to reach these emerging, specialty, and virtual companies, we actively partner with leading venture capital investors and biotech incubators.

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
Backlog

While we generally have long-term supply agreements that provide for a revenue stream over a period of years, our backlog represents, as of a point in time, future service revenues from work not yet completed. For our Biologics segment and a majority of our Pharma and Consumer Health segment, backlog represents firm orders for manufacturing services and includes minimum volumes, where applicable. Manufacturing businesses backlog represents firm orders for manufacturing services and includes minimum volumes, where applicable. For the clinical supply services offered through our Pharma and Consumer Health segment, backlog represents estimated future service revenue from work not yet completed under signed contracts. Using these methods of reporting backlog, as of June 30, 2024, our backlog was $2.34 billion, compared to $2.53 billion as of June 30, 2023, including $731 million and $557 million, respectively, related to our scientific and clinical services offerings in our Pharma and Consumer Health segment. We expect to recognize as revenue by the end of fiscal 2025 approximately 78% of the value of the backlog in existence as of June 30, 2024.

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
Manufacturing Capabilities
We operate manufacturing facilities, development centers, and sales offices throughout the world. As of June 30, 2024, we had approximately 50 facilities (3 geographical locations operate as multiple facilities because they support more than one reporting segment, with one location including both a manufacturing facility and our corporate headquarters) on four continents with approximately 8 million square feet of manufacturing, laboratory, office, and related space. Our manufacturing capabilities generally include the full suite of competencies relevant to the support of each site’s activities, including regulatory, quality assurance, and in-house validation.
We operate our manufacturing facilities and development centers in accordance with cGMP or other applicable requirements. All of these sites are registered where required with the FDA or other applicable regulatory agencies, such as the EMA. In some cases, our sites are registered with multiple regulatory agencies.
We have invested $1.56 billion in our manufacturing and development facilities since fiscal 2022 for improvements and expansions, including $327 million in capital expenditures during fiscal 2024. We believe that our sites and equipment are in good condition, are well maintained, and are able to operate at or above present levels for the foreseeable future, in all material respects.
Our manufacturing operations are focused on employee health and safety, regulatory compliance, operational excellence, continuous improvement, and process standardization across the organization. In fiscal 2024, we achieved approximately 96% on-time shipment delivery versus customer request date across our network as a result of this focus. Our manufacturing operations are structured around an enterprise management philosophy and methodology that utilizes principles and tools common to a number of operational and quality management programs, including Lean Six Sigma and Lean Manufacturing, which we brought together in a system that we refer to as “The Catalent Way.”
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

We work very closely with our customers and suppliers to assure continuity of supply while maintaining excellence in material quality and reliability. We continually evaluate alternate sources of supply, although we do not frequently pursue regulatory qualification of alternative sources for key raw materials due to the strength of our existing supplier relationships, the reliability of our current supplier base, and the time and expense associated with the regulatory process, since customers and regulators usually must approve changes to prescription product ingredient sources. Although a change in suppliers could require significant effort or investment by us in circumstances where the items supplied are integral to the performance of our products or incorporate specialized material such as gelatin, we do not believe that the loss of any existing supply arrangement would have a material adverse effect on our business. See “Item 1A. - Risk Factors—Risks Relating to Our Business and the Industry in Which We Operate—Our results of operations are subject to fluctuations in the costs, availability, and suitability of the components of the products we manufacture, including active pharmaceutical ingredients, excipients, purchased components, and raw materials, and other supplies or equipment we need to run our business."
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
Research and Development Costs
Our research activities are primarily directed toward the development of new offerings and manufacturing process improvements. Research and development costs amounted to $17 million, $18 million, and $23 million for fiscal 2024, 2023, and 2022, respectively.
Employees
As of June 30, 2024, we had approximately 16,900 individuals providing services for us at 53 facilities on 4 continents, of which certain employees at two of our 24 U.S. facilities are represented by labor unions, with their terms and conditions of employment being subject to collective bargaining agreements. Various combinations of national works councils, labor unions, and other labor organizations are active at all of our European and many of our other ex-U.S. facilities consistent with labor environments and laws in those countries. Our management believes that our relations with our workforce are satisfactory. Most of our individual service providers are full-time employees, while approximately 800 of our workers as of June 30, 2024 are contingent workers who are either self-employed or employed by external services organizations.

	North America	Europe	South America	Asia Pacific	Total
Approximate number of workers as of June 30, 2024	9,600	5,800	900	600	16,900
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

We focus on employee development, engagement, and diversity and inclusion (“D&I”) to hire, develop, and retain the best talent. As of June 30, 2024, we had approximately 16,900 employees globally, with women representing 44% of our employees and holding 40% of roles at the manager level or higher. As of June 30, 2024, people of color represented 36% of our U.S. employees.

Our turnover rate decreased to 19% as of June 30, 2024, including 11% voluntary turnover. Much of this turnover was driven by voluntary departures in the U.S. and by a few reorganizations at some of our larger sites and within our corporate functions.

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

Talent Acquisition

We have strong human resources processes and practices in place to support our employees through their careers at Catalent. This starts with a robust recruiting strategy and a strong employer brand. We attracted over 2,400 new employees in fiscal 2024, continuously working to reduce the time it takes to fill open positions, while striving for a best-in-class candidate experience.

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

Our recruitment strategy aims to attract talent representing diverse backgrounds, perspectives, and ideas. This approach includes:

•    Developing future leaders and enhancing their skills through programs that include various mentoring programs, our Global Organization Leadership Development (“GOLD”), Next Generation Global Leaders, and General Managers Excellence programs, as discussed further below;
•    Providing competitive compensation and benefits;
•    Continuously improving recruitment processes and platforms; and
•    Working with several recruitment partners to attract strong profiles and advertise open positions.

Catalent has been recognized as a TOP EMPLOYER USA since 2020 and as a TOP EMPLOYER in the United Kingdom ("U.K.") since 2022. We differentiate ourselves as a preferred employer to candidates through our reputation as a great place to work, offering a fast-paced and rewarding work environment.

Talent Development

We are dedicated to the growth, development, and engagement of our people once they join our organization. Through a commitment to building onto the already strong learning and development culture, we offer specialized technical training, leadership development, high-potential growth opportunities, and team effectiveness solutions for leadership teams. This training and development equips our employees and leaders with the knowledge and expertise needed to advance their skills and careers at Catalent.

Our primary goal is to grow our people from within, thereby establishing a strong successor bench to drive company growth. In fiscal 2024, over 2,100 employees moved to a new role within the organization, whether as a developmental move or a promotion to a more senior position. Our senior leaders are committed to talent development and dedicate time each fiscal quarter to conduct formal talent reviews. During these sessions, they discuss the progress of key talent and update succession plans for critical roles.

We firmly believe that personal development and career progression are best achieved through a combination of Experience (70%), Exposure (20%), and Education (10%). Within this framework, we provide a wealth of tools and resources, offering employees numerous opportunities to acquire new skills or enhance existing ones. Employees can take advantage of the resources on Career Corner, an employee intranet site that features a variety of resources on mentoring, access to LinkedIn Learning events and the opportunity to enroll in virtual training sessions on fundamental skills needed to thrive at Catalent.

Given our consistent volume of new hires, we continue to enhance the employee journey which begins with their onboarding experience. We have refined our on-boarding program to support employees throughout their first twelve months with Catalent. We also support new leaders with an engaging New Leader Assimilation program that aims to foster meaningful connections between a leader and their team.

We are proud of our four formal development programs offered to employees. All programs aim to prepare our talent to fill critical internal leadership roles. Through these programs, we have created a strong bench of leaders who model our values and are ready to take on more responsibility.
(1)    Entry-level GOLD program. The GOLD program is a two-year rotational program for recent graduates from universities around the world in which the employee participates in two rotations at different sites in our network to learn about different aspects of our business and our varied offerings. GOLD employees receive assignments to perform strategic roles in key business initiatives. We provide them with coaching and opportunities to interact with senior executives, which both develop the skills and experience of our GOLD employees and provide a platform through which they contribute fresh ideas that challenge the status quo. The GOLD program currently operates in the U.S. and in Europe and is in the process of being redesigned for a relaunch in fiscal 2026.

(2)    Manager-level Next Generation Global Leader program. Our Next Generation Global Leader program, for nominated managers, is a twelve-month centrally managed program that focuses on Leading self, Others and the Business with the ultimate goal of preparing high-potential managers for director-level roles. To date, this program has had three rounds of 120 graduates, with a new group of 33 employees slated to join this program in fiscal 2025.

(3)    Senior Leader General Managers' Excellence program. Our general managers run our operating sites and have substantial and wide-ranging responsibilities. This program enhances the skills of our general managers by giving them exposure to industry best practices, opportunities to network internally and receive personalized career coaching, including a 3-day business simulation. In fiscal 2024 and 2023, a total of 55 current and potential general managers, respectively, participated in this program.

(4)    Front-line leader level Lead Now program. In fiscal 2023, we launched “Lead Now,” a Catalent-wide leadership offering targeted for those who are new to people leadership. During the first 3 months of a new leadership role, this program teaches employees the fundamentals of leadership and identifies tools to inspire their teams while role-modeling Catalent values. Since Lead Now's inception, we have certified 420 new leaders in this program.

Diversity and Inclusion

At Catalent, we: cultivate a workplace that respects and welcomes all people; celebrate the unique backgrounds and experiences of our workforce; encourage all employees to bring their true, authentic selves to work; and leverage the diverse backgrounds, perspectives, and ideas of our team members to drive innovation, inclusion, and excellence in every aspect of our business. By fostering an inclusive environment, we energize our people to do their best work.

Our commitment to D&I starts at the top with our board of directors (referred to herein as the “board of directors” or “Board”) and executive leadership team that bring a broad spectrum of backgrounds and perspectives. Led by our Diversity and Inclusion team, and effectuated at all levels of the Company, we focus on attracting, retaining, and developing talent with diverse ideas and backgrounds along with creating an inclusive work environment globally.

We are committed to identifying and acknowledging areas for improvement in our D&I mission. To drive progress within Catalent, we focus on four strategic initiatives:

• Strengthening our culture of inclusion, supported by our nine employee resource groups;
• Promoting inclusive leadership;
• Accelerating talent acquisition and development, including with support from external partners; and
• Activating a data-driven and accountability-driven strategy.

One key example of our global D&I initiatives are our nine global employee resource groups (“ERGs”). The ERGs are open to all. They provide support, resources, and a forum for topical discussion and engagement for employees around the following categories: People with disabilities, People of Asian and Pacific Islander descent, Women, Indigenous people, people of Hispanic and/or LatinX descent, our LGBTQ+ community, people of African descent, Gen Y and Z, and people with military and/or first responder service. Our ERG network includes 148 global, virtual, and site-based chapters.

Key D&I performance highlights are captured in our Corporate Responsibility and Environmental, Social, and Governance Strategy section below.

Engagement

Our employee-focused practices make a clear impact on our employee engagement. Through increased engagement, we can grow our business by relying on strong, engaged leaders and professionals who are dedicated to overcome challenges and drive results.

We regularly conduct company-wide engagement surveys to garner direct feedback from our employees. This allows us to deepen and enhance engagement by focusing on improving specific areas where we can best support our people. In fiscal 2023, we implemented an online platform that provides our leaders with updated engagement scores and immediate access to results which empowers our leaders to take swift action based on feedback.

Our recent survey in October 2023, led to a company-wide score of 6.7 out of a possible 10 for Catalent (using a rating scale from 1 to 10). The results highlighted key strengths, including our inclusive culture, our Patient First value, peer relationships, goal setting, and meaningful work. The survey also highlighted areas requiring further focus, including well-being, communication, career paths, and rewards and recognition.

Corporate Responsibility (“CR”) and ESG Strategy

Our CR strategy, which includes our ESG strategy, is integrated into our company-wide strategic plan, ensuring that we operate in alignment with our values, meet our commitments to all our stakeholders, and contribute to the long-term success of the broader biopharmaceutical, pharmaceutical, and consumer health industries and the communities where we operate. Our approach to ESG focuses on three areas of society relevant to our business, prioritizing our impact on (i) people, (ii) the environment, and (iii) our communities. We focus on ESG areas that are the most significant to our business, and our strategy is informed by our employees, customers, investors, communities, and other key stakeholders. Our fiscal 2024 ESG performance, described below, demonstrates our contribution to the long-term success of the industries we serve and the communities where we operate, as we continue to invest in a corporate culture that understands and prioritizes our impact on people in our operations and employee-related decision-making.

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

Business Benefits

Beyond being the right thing to do, we believe our focus on CR helps strengthen our business by reducing risks, meeting customer and investor expectations, and positioning us to attract top talent. CR performance is an important contributor to our business success. It informs our risk management process, protects our reputation, and alerts us to regulatory, environmental, and societal threats to our business. Our CR activities also align with many of our customers’ CR programs and strengthen our relationships.

Our future success depends on our highly skilled and dedicated global team of employees, who are passionate about improving health outcomes. We compete for top talent in our industry and recognize that our culture and reputation as a responsible company can be a differentiator for attracting job candidates and keeping and motivating our existing employees.

ESG progress in fiscal 2024

We made significant progress in several ESG focus areas in fiscal 2024:

•In February 2024, we published our fifth annual Corporate Responsibility report (covering fiscal 2023), which includes an evaluation of our performance against the standards set by the Sustainability Accounting Standards Board (SASB) for Biotechnology and Pharmaceuticals and the recommendations of the Task Force on Climate-Related Financial Disclosures (TCFD). Some highlights of our progress include:
◦purchasing renewable electricity for our operating sites, with energy attribution certificates (EACs) accounting for 80% of our electricity use by the end of fiscal 2023, compared to 76% at the end of fiscal 2022, thus reducing our total Scope 1 and 2 emissions by 10%, from a fiscal 2022 baseline;
◦reducing the volume of water used in water stressed areas by 14.4% from fiscal 2022, mainly due to the impact of water savings projects at water-stressed sites,
◦increasing the volume of waste diverted from landfill to 85%, compared to 73% in fiscal 2022, due to the progress from our Zero Waste to Landfill program.
◦philanthropic giving that exceeded $1.25 million, driven significantly by philanthropic efforts related to the humanitarian response to the war in Ukraine and, our on-going commitment to science, technology, engineering, and math (STEM) education, and nonprofits that serve patients, with a focus on underserved communities; and
◦21% of employees participated in our annual Month of Service, up from 18% in fiscal 2022, reflecting the expanded range of participation options we offered.

•In fiscal 2024, we continued to drive D&I by (1) investing in the inclusive capabilities of our leaders, (2) working with partners who share our values and help enable our strategy, (3) accelerating strong talent acquisition and development of people with diverse ideas and backgrounds, and (4) curating an inclusive culture. Some highlights of our progress include:
◦confirmation that we closed the U.S. gender pay gap in fiscal 2021 through EDGE certification;
◦publication of a Supplier Diversity Policy, which provides that we expect suppliers to have policies in place that assure that no employee or third party is discriminated against due to their sex, gender, race, ethnicity, disability, religion, or sexual orientation;
◦designation as a 2023 Best Place to Work for people with disabilities, based on the Disabilities Equality Index;
◦rollout of our inclusive leadership workshops for site and functional leadership teams and ongoing conversations hosted by our leaders following challenging current events in the U.S.; and
◦continued active involvement of our ERGs, with 30 global ERG events with more than 4,000 attendees.

Looking ahead

We are determined to play an integral role in moving our industry toward more responsible and sustainable business practices as we continue to be at the cutting edge of developing and reliably supplying drugs, biologics, and consumer health products.

We continue to reduce our carbon emissions and have an approved set of Science Based Targets (SBT). These targets commit Catalent to reducing absolute scope 1 and 2 GHG emissions 42% by fiscal 2030 from a fiscal 2022 base year. Catalent also commits to reduce absolute scope 3 GHG emissions from fuel- and energy-related activities, and employee commuting 25% within the same timeframe. Catalent further commits that 70% of its suppliers by emissions, covering purchased goods and services, capital goods, and upstream transportation and distribution, will have science-based targets by fiscal 2028. We are committed to maintain water intensity to less than 500 cubic meters per $1 million in revenue, with a focus on sites in water-deprived or sensitive areas, to reduce our water usage further. At the end of fiscal 2023, 85% of our waste previously sent to landfill was disposed of by other means, Catalent is committed to eliminate all waste sent to landfill; in fiscal 2024. We have performed a risk assessment and identified process and infrastructure changes needed for us to achieve our bold goal to ensure no residual active pharmaceutical ingredient (API) above Predicted No Effect Concentration (PNEC) in wastewater. Activities to implement this goal will occur throughout fiscal 2025.

We continue to strengthen our supply chain by expanding our supplier assessment and auditing program, including continued use of our third-party vetting and due diligence platform in alignment with the Pharmaceutical Supply Chain Initiative (PSCI) principles and the U.N. Guiding Principles on Business and Human Rights. We expect our diverse supplier network and spend will continue to increase, as outlined in our new Diverse Supplier Policy.

We will work to progress our efforts in recruiting, developing, and retaining talent representing diverse backgrounds, perspectives, and ideas, including in leadership roles. In fiscal 2024, we further implemented our D&I action plans, which outline localized strategies. We continue to consider external benchmarks, including the Corporate Equality Index (LGBTQ+ inclusion) and the Disability Index, in evaluating our progress. Through training, forums, and internal performance metrics, we will continue to combat unconscious biases that can impact the hiring and promotion of diverse talent. Our employee surveys reveal that our employees are energized and engaged by our CR and D&I initiatives. In fiscal 2025, we will continue to assess our employees' overall engagement and inclusion through our next corporate engagement survey.

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

We also have a long track record of innovation across our lines of business, and, to further encourage active innovation, we have developed incentive compensation systems linked to patent filings and other recognition and reward programs for scientists and non-scientists alike. We have applied in the U.S. and certain other countries for registration of a number of trademarks, service marks, and patents, some of which have been registered and issued, and also hold common law rights in various trademarks and service marks. We hold more than 2,100 patents and patent applications worldwide relating to advanced drug delivery platforms, biologics formulations and technologies, and manufacturing.

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
In fiscal 2024, we were subject to 69 regulatory audits, and, over the last five fiscal years, we completed approximately 280 regulatory audits.
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

Risks Relating to Pending Merger with Novo Holdings

We may not complete the pending Merger with Novo Holdings within the timeframe anticipated, or at all, which could have a material adverse effect on our business, financial condition or results of operations, as well as negatively impact our share price.

On February 5, 2024, we entered into the Merger Agreement. Consummation of the Merger is subject to certain closing conditions, including receipt of required regulatory approvals. For more information, see Note 17, Commitments and Contingencies to our Consolidated Financial Statements. Furthermore, the granting of regulatory approvals by antitrust authorities could involve the imposition of additional conditions on the closing of the Merger. The imposition of such conditions or the failure or delay to obtain regulatory approvals could have the effect of delaying completion of the Merger or of imposing additional costs or limitations on us or may result in the failure to close the Merger. We cannot provide any assurance that the conditions to the consummation of the Merger will be satisfied or waived or that, if the Merger is consummated, it will be on the terms specified in the Merger Agreement or within the anticipated timeframe.

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

In addition, any additional litigation or enforcement proceeding commenced against us in connection with the Merger may require us to devote significant time and resources and could require us to incur significant costs. This also could result in the Merger being delayed and/or enjoined by a court of competent jurisdiction, which could prevent the Merger from becoming effective.

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

Our efforts to complete the Merger with Novo Holdings could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our business, financial condition or results of operations, or the price of our common stock. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following consummation of the Merger. A substantial amount of our managements and employees’ attention is being directed toward the completion of the transaction and thus is being diverted from our day-to-day operations. Uncertainty as to our future also could adversely affect our business and our relationship with collaborators, strategic partners, suppliers, existing or prospective customers or regulators. For example, collaborators, suppliers, existing or prospective customers and other counterparties may defer decisions concerning us, or seek to change existing business relationships with us, whether pursuant to the terms of their existing agreements with us or otherwise. Changes to or termination of existing business relationships could materially adversely affect our financial condition and results of operations, as well as negatively impact our share price. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction, changes to the terms of the transaction or termination of the Merger Agreement.

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

The Merger Agreement contains provisions that prohibit a third party from proposing an alternative transaction or acquire our Company prior to the consummation of the Merger.

The Merger Agreement contains provisions that prohibit our ability to entertain a third-party proposal for an acquisition of our company or an alternative transaction in lieu of the Merger. These provisions include our agreement not to, directly or indirectly, solicit, initiate, or knowingly facilitate, or knowingly encourage or negotiate with any person regarding other proposals for an acquisition of our Company, as well as restrictions on our ability to respond to such proposals, even one that may be deemed of greater value to our stockholders than the proposed Merger with Novo Holdings.

We are and may continue to be targets of other securities class action and derivative lawsuits that could result in substantial costs and may delay or prevent the Merger from being completed.

We are and may continue to be targets of other securities class action and derivative lawsuits as a result of our agreement to enter into the Merger transaction. Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. The outcome of litigation is uncertain and we may not be successful in defending against future claims brought against us even if they are without merit. Regardless of the outcome of any lawsuits brought against us, such lawsuits could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business, result in substantial costs and otherwise adversely affect us financially. A potential adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, that injunction may delay or prevent the Merger from being completed, or from being completed within the anticipated timeframe, which may adversely affect our business, financial condition or results of operations. For more information, see Note 17, Commitments and Contingencies to our Consolidated Financial Statements.

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

Additional information regarding our executive officers and directors and their interests in the proposed Merger were included in the proxy statement relating to the proposed Merger filed with the SEC.

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
The demand for our offerings depends in part on our customers’ research and development and the clinical and market success of their products. Our business, financial condition, and results of operations may be harmed if our customers spend less on, or are less successful in, these activities. In addition, customer spending may be affected by, among other things, recessionary economic conditions caused in whole or in part by lingering effects of the COVID-19 pandemic, the Ukrainian-Russian war, the war in Gaza between Israel and Hamas and conflict in the Middle East, higher interest rates, or the rise in inflation worldwide.
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

We perform an annual goodwill impairment test for each reporting unit on April 1, or more frequently if indicators for potential impairment exist. Indicators that are considered include significant changes in performance relative to expected operating results, significant negative industry or economic trends, or a significant decline in our stock price and/or market capitalization for a sustained period of time. In addition, we assess the current and future economic outlook for our reporting units in our Pharma and Consumer Health and Biologics segments during the fiscal year. While we believe the assumptions used in determining whether there was impairment and the amount of any resulting impairment were reasonable and commensurate with the views of a market participant, changes in key assumptions in the future, including increasing the discount rate, lowering forecasts for revenue and operating margin, or lowering the long-term growth rate, could result in additional charges; similarly, one or more changes in these assumptions in future periods due to changes in circumstances could result in future impairments in this reporting unit or other reporting units. We have incurred impairment charges in the past, and we cannot predict if or when additional future goodwill impairments may occur. For example, for fiscal year ended June 30, 2023, we recorded a goodwill impairment charge of $210 million in the Consumer Health reporting unit within our Pharma and Consumer Health segment. In addition, for the fiscal year ended June 30, 2024, we recorded goodwill impairment charges of $687 million associated with the Consumer Health and Biomodalities reporting units in our Pharma and Consumer Health and Biologics segments, respectively. Any goodwill impairments could have material adverse effects on our operating income, net assets, or our cost of, or access to, capital, which could harm our business. See Note 4, Goodwill to the Consolidated Financial Statements for more details.

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

We have generated net operating losses (“NOLs”) (and acquired affiliates with pre-existing NOLs) or certain other tax attributes that have been, and continue to be, used to reduce taxable income. In the case of our NOL carryforwards (and new NOLs that may arise), they may be subject to a substantial limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and comparable provisions of state, local, and foreign tax laws due to changes in ownership of our company that may occur in the future. Under Section 382 of the Internal Revenue Code and comparable provisions of state, local, and foreign tax laws, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, the corporation’s ability to carry forward its pre-change NOLs to reduce its post-change income may be limited. In addition, we acquired companies that generated pre-acquisition NOLs for tax purposes that will also be subject to limitation under Section 382 and comparable provisions of state, local, and foreign tax laws. We may experience ownership changes in the future because of future changes in our stock ownership. As a result, our ability to use NOL carryforwards to reduce U.S. federal, state, local, and foreign taxable income, we produce in the future years may be subject to limitations, which could result in increased future tax liability to us.

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

We depend on our executive officers and other key personnel, including our technical personnel, to operate and grow our business and to develop new and enhanced offerings and technologies. The loss of any of these officers or other key personnel or a failure to attract and retain suitably skilled technical personnel could adversely affect our operations. In addition to our executive officers, we rely on more than 130 senior employees to lead and direct our business. Our senior leadership team is comprised of our subsidiaries’ executive officers and other vice presidents and directors who hold critical positions and possess specialized talents and capabilities that give us a competitive advantage in the market. Any change in our senior leadership team in particular, even in the ordinary course of business, may be disruptive to our business. While we seek to manage these transitions carefully, such changes may result in a loss of institutional knowledge and cause disruptions to our business and new executive hires may fail to achieve any anticipated benefits. If our senior leadership team fails to work together effectively or execute our plans and strategies on a timely basis as a result of management turnover or otherwise, our business could be harmed. In addition, we employ more than 3,100 scientists and technicians whose areas of expertise and specialization cover subjects such as advanced delivery, biologics and gene and cell therapy formulation and manufacturing. Many of our sites and laboratories are located in competitive labor markets; therefore, global and regional competitors and, in some cases, customers and suppliers compete for the same skills and talent as we do. If we are unable to hire and retain sufficient qualified employees, our ability to conduct and expand our business could be meaningfully reduced.

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

We have approximately 16,900 individuals providing services for us worldwide, including approximately 9,600 service providers in North America, 5,800 in Europe, 900 in South America, and 600 in the Asia-Pacific region. Certain employees at one of our North American facilities are represented by a labor organization, and national works councils or labor organizations are active at our European facilities and certain of our other facilities consistent with local labor environments and laws. Our management believes that our employee relations are satisfactory. However, further organizing activities, collective bargaining, or changes in the regulatory framework for employment may increase our employment-related costs or may result in work stoppages or other labor disruptions. Moreover, as employers are subject to various employment-related claims, such as individual and class actions relating to alleged employment discrimination and wage-hour and labor standards issues, such actions, if brought against us and successful in whole or in part, may affect our ability to compete or have a material adverse effect on our business, financial condition, and results of operations.

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

Certain of our current and former employees in the U.S., the U.K., Germany, France, Japan, Belgium, and Switzerland are participants in defined benefit pension plans that we sponsor. As of June 30, 2024, the underfunded amount of our pension plans on a worldwide basis was $43 million, primarily related to our pension plans in the U.K. and Germany. In addition, we have an estimated obligation of $38 million, as of June 30, 2024, related to our withdrawal from a multiemployer pension plan in which we formerly participated. In general, the amount of future contributions to the underfunded plans will depend upon asset returns, applicable actuarial assumptions, prevailing and expected interest rates, and other factors, and, as a result, the amount we may be required to contribute in the future to fund the obligations associated with such plans may vary. Such cash contributions to the plans will reduce the cash available for our business, including the funds available to pursue strategic growth initiatives or the payment of interest expense on our indebtedness.

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

The outbreak of hostilities between Israel and Hamas and conflict in the Middle East has the potential for further disruption of economic markets, particularly if the war expands to include other state actors. The Company has no operations in the Middle East at the current time. However, events there could result in political turmoil in Europe, which could directly affect our operations there, and could also adversely affect the business that we conduct with customers in the Middle East and other parts of the world. Also, the turmoil in the Middle East could have global economic effects that are the same as or more severe than those of the war in the Ukraine, with similar consequences for our business.

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
•compile financial and other operational data into reports necessary to manage our business and comply with various regulatory or contractual obligations, including obligations under our bank loans and other indebtedness, the federal securities laws, the Internal Revenue Code, and other applicable state, local, and ex-U.S. tax laws; and communicate among our nearly 16,900 workers spread across dozens of facilities over four continents.

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

We serve more than 1,200 customers in more than 80 countries, with 36% of our fiscal 2024 net revenue coming from outside the U.S., and we operate facilities in more than a dozen U.S. states and more than a dozen countries outside the U.S. The global nature of our sales and operations subjects us to risks, including risks arising from efforts by governments around the world or our customers to secure or promote the benefits of locally produced supplies, higher import duties in some countries that may favor locally produced supplies, the differing impacts of varying economic conditions in different jurisdictions, changes in tariffs and trade relations, unexpected changes in regulatory requirements, certification requirements, environmental regulations, reduced protection for intellectual property rights in some countries, potentially adverse tax consequences, and political and economic instability. If one or more of these risks is realized, it could have a material adverse impact on our utilization rates for certain of our facilities, and therefore our profitability, financial condition, or results of operations.

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

As of June 30, 2024, on a consolidated basis, we had $4.91 billion (U.S. dollar equivalent) of total indebtedness outstanding, consisting of $2.00 billion of secured indebtedness under our senior secured credit facilities and $2.91 billion of senior unsecured indebtedness, including $500 million aggregate principal amount of 5.000% U.S. dollar-denominated Senior Notes due 2027 (the “2027 Notes”), €825 million aggregate principal amount of the 2028 Notes, $550 million aggregate principal amount of U.S. dollar-denominated 3.125% Senior Notes due 2029 (the “2029 Notes”), and $650 million aggregate principal amount of U.S. dollar-denominated 3.500% Senior Notes due 2030 (the “2030 Notes” and, together with the 2027 Notes, the 2028 Notes, and the 2029 Notes, the “Senior Notes”). As of June 30, 2024, we also held $332 million in finance lease obligations. We also had the ability to incur significant additional indebtedness, including via $1.1 billion of unutilized capacity under our $1.10 billion secured revolving credit facility, which part of our senior secured credit facilities (the “Revolving Credit Facility”) due to $4 million of outstanding letters of credit.

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

Our total interest expense, net was $254 million, $186 million, and $123 million for fiscal 2024, 2023, and 2022, respectively. After taking into consideration our ratio of fixed-to-floating-rate debt, including as a result of our June 2023 amendment to our interest-rate swap agreement with Bank of America N.A., and assuming that the Secured Overnight Financing Rate (“SOFR”) is above any applicable minimum floor, each change of 50 basis points in interest rates would result in a change of $9 million in annual interest expense on the indebtedness under our senior secured credit facilities.

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and, under certain circumstances, the amount of indebtedness that we may incur while remaining in compliance with these restrictions could be substantial. In addition, as of June 30, 2024, we had approximately $1.10 billion available to us for borrowing, subject to certain conditions, under our Revolving Credit Facility. If new debt is added to the current debt levels for which we or our subsidiaries are responsible, the risks associated with debt we currently face would increase.

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

Risks Relating to Ownership of Our Common Stock

We do not presently maintain effective disclosure controls and procedures due to a material weakness in our internal control over financial reporting. Material weaknesses have in the past resulted in the revision of our financial statements. If we fail to remediate this material weakness, or if any other material weakness or significant deficiency is identified in the future of if we otherwise fail to maintain an effective system of internal controls, material misstatements in our financial statements could result, and, as in the past, we could fail to timely meet our periodic reporting obligations.

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

As discussed below in “Item 9A. – Controls and Procedures,” due to certain inadequacies of our internal control over financial reporting, we have not been able to conclude on an ongoing basis that we have effective disclosure controls and procedures and internal control over financial reporting in accordance with legal requirements. For example, in the fourth quarter of fiscal 2024, management identified a material weakness in internal control related to inventory consumption and valuation at our Bloomington, Indiana facility. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Due to this material weakness in internal control over financial reporting, we concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective and that we did not maintain effective internal control over financial reporting.

Management is actively engaged in the implementation of remediation efforts to address our remaining material weakness and control deficiencies. However, we may not be successful in promptly remediating these material weakness or be able to identify and remediate any additional control deficiency, including any material weakness, that may arise in the future. Management is currently unable to conclude, and may not be able to conclude in future periods, that our disclosure controls and procedures are effective due to the effects of various factors, which may, in part, include unremediated material weaknesses in internal control over financial reporting. If not remediated, any failure to establish and maintain effective disclosure control and procedures and internal control over financial reporting could result in material misstatements in our consolidated financial statements or cause us to fail to meet our reporting and financial obligations, each of which could have a material adverse effect on the confidence that stockholders, customers, or suppliers have in our financial reporting, which could materially harm our business, our financial condition, or the trading price of our Common Stock.

For further discussion of our material weakness, see “Item 9A. – Controls and Procedures.”

Our stock price has historically been and may continue to be volatile, and a holder of shares of our Common Stock may not be able to resell such shares at or above the price such stockholder paid, or at all, and could lose all or part of such investment as a result.

The trading price of our Common Stock has been and continues to be volatile. For the three years ended June 30, 2024, our Common Stock price as quoted on the NYSE traded at a high of $142.64 on September 9, 2021 and a low of $31.45 on May 15, 2023. The trading price of our Common Stock may be adversely affected by any one or more of several factors, such as those listed above in “—Risks Relating to Our Pending Merger with Novo Holdings”, “—Risks Relating to Our Business and Industry in Which We Operate” and the following:

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

Following periods of market volatility, stockholders have been known to institute securities class action litigation in an attempt to recover any resulting loss. In February 2023, a complaint styled City of Warwick Retirement System v. Catalent, Inc., et al., No. 23-cv-01108, was filed in New Jersey federal court against us and three of our then-officers purportedly on behalf of a putative “class” consisting of persons who purchased or otherwise acquired our securities between August 30, 2021 and October 31, 2022, inclusive, and on September 15, 2023, the Warwick complaint was amended (together with the original complaint, the “Warwick Complaint”), which expanded the class period to between August 30, 2021 and May 7, 2023, inclusive. The complaint purports to assert claims under Sections 10(b) and 20(a) of the Exchange Act, alleging that, unbeknownst to investors, the defendants purportedly engaged in accounting and channel stuffing schemes to pad our revenue and failed to disclose adverse facts that purportedly were known to or recklessly disregarded by defendants. See “Item 3 - Legal Proceedings” and Note 17, Commitments and Contingencies to the Consolidated Financial Statements for additional information. This litigation, and any additional securities litigation, could have a substantial cost and divert resources and the attention of senior management from our business regardless of the outcomes of such litigation.

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have established an enterprise cybersecurity program to assess, identify, and manage cybersecurity risks with the aim that our information systems, including those of our vendors and other third parties, will be resilient, effective, and capable of safeguarding against emerging risks and cybersecurity threats.

Our cybersecurity program is aligned with the NIST-Cybersecurity Framework (NIST CSF v2), which provides a structured approach to inform, design, and evaluate our program. Consistent with this framework, we have established cybersecurity policies, standards, and processes designed to manage cybersecurity risks, including risks from cybersecurity threats associated with the Company's use of third-party service providers. Key elements of our cybersecurity program include: employee cybersecurity training, including required annual certification; identification of potential vulnerabilities through external threat intelligence feeds, scanning of our technology environment, and vendor and third-party risk assessments; an incident response plan and team that is intended to allow rapid management, response, and appropriate communication of cybersecurity incidents; and a cybersecurity operations center with support from a third party managed service provider (MSSP) to respond to threats and incidents.

When a potential threat or incident is identified, our cybersecurity incident response team will assign a risk level classification and initiate the escalation and other steps called for by our plan. All incidents that are initially assessed by the cybersecurity incident response team as potentially high-risk are escalated promptly to our chief information security officer (CISO) and chief information officer (CIO). Our CISO, CIO, and key leaders will determine whether and what elements of our cybersecurity incident response plan should be activated, including escalation to our Executive Committee and/or members of our Board of Directors as appropriate, considering a variety of factors, including financial, operational, legal or reputational impact.

Based on the information available as of the date of this Annual Report on Form 10-K, we are not aware of risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. Despite our security measures, however, there can be no assurance that we, or the third parties with which we interact, will not experience a cybersecurity incident in the future that may materially affect us. For additional information, please refer to the discussion under the heading, “We use advanced information and communication systems to run our operations, compile and analyze financial and operational data, and communicate among our employees, customers, and counterparties, and the risks generally associated with information and communications systems could adversely affect our results of operations. We continuously work to install new, and upgrade existing, systems and provide employee awareness training around phishing, malware, and other cyber security risks to enhance the protections available to us, but such protections may be inadequate to address malicious attacks or inadvertent compromises affecting data security or the operability of such systems” included in Item 1A. Risk Factors of this Annual Report on Form 10-K, which disclosure is incorporated by reference herein.

Cybersecurity Governance

We are committed to appropriate cybersecurity governance and oversight. Our cybersecurity organization is led by our CISO, who reports directly to our CIO and under the organization of our chief financial officer (CFO). Our CISO is educated in computer information systems and has over 20 years of experience in leadership, management, and engineering roles in the technology and cybersecurity realms. Our CISO also has experience implementing cybersecurity programs in alignment with the NIST Cybersecurity Framework. Our CIO is educated in computer science and has over 25 years of experience in leadership, management, and consulting roles in applications, digitalization, and infrastructure with oversight responsibilities for cybersecurity.

Our Board of Directors oversees management's processes for identifying and mitigating enterprise-wide risks, including cybersecurity and related information technology risks. Our Audit Committee receives updates from our CIO and CISO on our technology and cybersecurity program and receives independent external expert evaluations of our program using industry frameworks, including the NIST-Cybersecurity Framework.

Our Audit Committee also receives cybersecurity updates and education on a broad range of topics, including: current cybersecurity landscape trends and emerging threats; the status of cybersecurity initiatives; incident reports and learnings from any material cybersecurity events; and any pertinent cybersecurity regulatory requirements and industry expectations.

ITEM 2.    PROPERTIES
Our principal executive offices are located at 14 Schoolhouse Road, Somerset, New Jersey. As of June 30, 2024, we had 53 facilities (3 geographical locations operate as multiple facilities because they support more than one reporting segment, with our Somerset location including both a manufacturing facility and our principal executive offices), comprising manufacturing operations, development centers, and sales offices contained in approximately 8 million square feet of manufacturing, laboratory, office and related space. Our manufacturing capabilities include all required regulatory, quality assurance and in-house validation space. The following table sets forth our facilities containing manufacturing, laboratory, office, and related space by reporting segment and geographic location as of June 30, 2024:

Geographic Region	Biologics	Pharma and Consumer Health	Corporate	Total (1)
North America	11	15	1	27
South America	—	3	1	4
Europe	6	9	1	16
Asia-Pacific	—	6	—	6
Total	17	33	3	53
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

In February 2023, an alleged shareholder filed a complaint styled City of Warwick Retirement System v. Catalent, Inc., et al., No. 23-cv-01108 in New Jersey federal court against us and three of our then-officers (collectively, the “Warwick Defendants”) purportedly on behalf of a putative “class” consisting of persons who purchased or otherwise acquired our securities between August 30, 2021 and October 31, 2022, inclusive. On September 15, 2023, the Warwick complaint was amended (together with the original complaint, the “Warwick Complaint”), which amended complaint expanded the class period to between August 30, 2021 and May 7, 2023, inclusive (the “Class Period”). The Warwick Complaint purports to assert claims under Sections 10(b) and 20(a) of the Exchange Act and the related regulations, alleging that, unbeknownst to investors, the Warwick Defendants purportedly engaged in accounting and channel stuffing schemes to pad the Company's revenues and failed to disclose adverse facts that purportedly were known to or recklessly disregarded by the Warwick Defendants. Specifically, the Warwick Complaint alleges that the Warwick Defendants (i) overstated revenue and earnings by prematurely recognizing revenue in violation of accounting principles generally accepted in the U.S. (“U.S. GAAP”); (ii) suffered material weaknesses in our internal control over financial reporting related to revenue recognition; (iii) falsely represented demand for our products while we knowingly selling more product to our direct customers than could be sold to healthcare providers and end consumers; (iv) cut corners on safety and control procedures at key production facilities; (v) disregarded regulatory rules at key production facilities in order to rapidly produce excess inventory that was used to pad our financial results through premature revenue recognition in violation of U.S. GAAP or stuffing our direct customers with this excess inventory; and (vi) lacked a reasonable basis for their positive statements about our financial performance, outlook, and regulatory compliance during the Class Period. On November 15, 2023, the Warwick Defendants filed a motion to dismiss the Warwick Complaint. On June 28, 2024, the Court granted, in part, and denied, in part, the Company’s motion to dismiss. The Warwick Defendants’ answer to the Warwick Complaint was filed on August 12, 2024. The Company believes that the Warwick Defendants have defenses to the remaining allegations and intends to vigorously defend against these allegations.

In August 2023, an alleged shareholder filed a derivative complaint styled Husty, et al. v. Carroll, et al., No. 23-cv-00891, in Delaware federal court against certain current and former members of our board of directors (the “Husty Defendants”) and nominally against Catalent, Inc. The complaint mimics the allegations set out in the original complaint filed in the City of Warwick Retirement System action described above and claims that the alleged activities described there led to, and will continue to expose us to, costs and damages. On February 20, 2024, the court entered a stipulation staying the case pending the outcome of the motion to dismiss that was filed in the City of Warwick Retirement System action. On April 25, 2024, the plaintiff voluntarily dismissed the action without prejudice.

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

In connection with the proposed Merger, three purported Catalent stockholders filed lawsuits alleging that certain disclosures made in the Proxy Statement were materially false and misleading: Garfield v. Barber, et al., C.A. No. SOM-C 012027-24 (N.J. Super. Ct.), which was filed in the Superior Court of New Jersey; Moore v. Catalent, Inc., et al., No. 652403/2024 (N.Y. Sup. Ct.), which was filed in the Supreme Court of New York; and Clark v. Catalent, Inc., et al., No. 652407/2024 (N.Y. Sup. Ct.), which was filed in the Supreme Court of New York. The aforementioned lawsuits are collectively referred to as the “Actions.” The Actions alleged, among other things, that certain disclosures in the Proxy Statement filed in connection with the Merger Agreement omitted certain purportedly material information. The Garfield Action asserted violations of New Jersey Uniform Securities Law § 49:3-71 and negligent misrepresentation and concealment and negligence under New Jersey common law. The Moore and Clark Actions each asserted a single claim for breach of fiduciary duty. On May 17, 2024, the Garfield Action was voluntarily dismissed with prejudice. On June 26, 2024, the Moore and Clark Actions were voluntarily dismissed with prejudice.

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
As of August 22, 2024, we had 7 holders of record of outstanding shares of our Common Stock. This number does not include beneficial owners whose shares were held in street name.
We did not declare or pay any dividend on our Common Stock in fiscal 2024 or fiscal 2023. We have no current plan to pay any dividend on our Common Stock. Any decision to declare and pay dividends in the future will be made at the sole discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restriction, and other factors that our board of directors may deem relevant. Because we are a holding company and have no direct operations, we will only be able to pay dividends from funds we receive from our subsidiaries. In addition, our ability to pay dividends will be limited by covenants in our existing indebtedness and may be limited by the agreements governing other indebtedness we or our subsidiaries incur in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt and Financing Arrangements—Debt Covenants.”
Recent Sales of Unregistered Equity Securities
We did not sell any unregistered equity securities during the period covered by this Annual Report.
Purchases of Equity Securities
We did not purchase any of our equity securities during the period covered by this Annual Report.

Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return on our Common Stock from June 30, 2019 through June 30, 2024, based on the market price of our Common Stock and assuming reinvestment of dividends, with the cumulative total shareholder return of companies on the S&P 500 Index and S&P 500 Health Care Index. The graph assumes that $100 was invested in our Common Stock and in each index at the market close on June 30, 2019. The stock price performance of the following graph is not necessarily indicative of future stock performance.

Comparison of Cumulative Total Return
$250
$200
$150
$100
$50
$0
6/30/19
6/30/20
6/30/21
6/30/22
6/30/23
6/30/24
Catalent, Inc.
S&P 500 Index
S&P 500 Health Care Index

ITEM 6.     [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes, which appear elsewhere in this Annual Report. This section of the Annual Report generally discusses the fiscal years ended June 30, 2024 and 2023 and year-to-year comparisons between the fiscal years ended June 30, 2024 and 2023. The discussion of our results of operations for the fiscal year ended June 30, 2022 and a comparison of our results for the fiscal years ended June 30, 2023 and 2022 is included in Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, filed with the SEC on December 8, 2023, and is incorporated herein by reference. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Annual Report. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in “Item 1A.—Risk Factors.”
Overview
We provide differentiated development and manufacturing solutions for drugs, protein-based biologics, cell and gene therapies, vaccines, and consumer health products at fifty facilities across four continents under rigorous quality and operational standards. Our oral, injectable, and respiratory delivery technologies, along with our state-of-the-art protein, plasmid, viral, and cell and gene therapy manufacturing capacity, address a wide and growing range of modalities and therapeutic and other categories across the biopharmaceutical, pharmaceutical, and consumer health industries. Through our extensive capabilities, growth-enabling capacity, and deep expertise in product development, regulatory compliance, and clinical trial and commercial supply, we can help our customers take products to market faster; we have supported more than half of new drug products approved by the U.S. Food and Drug Administration (the “FDA”) in the last decade. Our development and manufacturing platforms, our proven formulation, supply, and regulatory expertise, and our broad and deep development and manufacturing know-how enable our customers to advance and then bring to market more products and better treatments for patients and consumers. Our commitment to reliably supply our customers’ and their patients’ needs is the foundation for the value we provide; annually, we produce nearly 70 billion unit doses for nearly 8,000 customer pharmaceutical and consumer health products, or approximately 1 in every 28 unit doses of such products taken each year by patients and consumers around the world. We believe that, through our investments in state-of-the-art facilities and capacity expansion, including investments in facilities focused on new treatment modalities and other attractive market segments, our continuous improvement activities devoted to operational and quality excellence, the sales of existing and introduction of new customer products, and, in some cases, our innovation activities and patents, we will continue to attract premium opportunities and realize the growth potential from these areas.

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

Pending Merger with Novo Holdings

On February 5, 2024, the Company entered into the Merger Agreement, pursuant to which, and subject to the satisfaction or waiver of the conditions set forth therein, the Company will survive the Merger as a wholly owned subsidiary of Parent, which is a wholly owned subsidiary of Novo Holdings. Parent will acquire all the issued and outstanding shares of Common Stock of the Company. On May 29, 2024, the Company held a special meeting of its stockholders at which the Company's stockholders approved, among other things, the Merger Agreement. The Merger is expected to close towards the end of calendar year 2024, subject to customary closing conditions, including receipt of required regulatory approvals. For more information, see Note 17, Commitments and Contingencies to our Consolidated Financial Statements.

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
Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require judgment. For our manufacturing and commercial product supply revenue, the contract generally includes the terms of the manufacturing services and related product quality assurance procedures to comply with regulatory requirements. Due to the regulated nature of our business, these contract terms are highly interdependent and, therefore, are considered to be a single combined performance obligation. For our development services and clinical supply services revenue, our performance obligations vary per contract and are accounted for as separate performance obligations. If a contract contains a single performance obligation, we allocate the entire transaction price to the single performance obligation. If a contract contains multiple performance obligations, we allocate consideration to each performance obligation using the “relative standalone selling price” as defined under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Generally, we utilize observable standalone selling prices in our allocations of consideration. If observable standalone selling prices are not available, we estimate the applicable standalone selling price using a cost-plus-margin approach or an adjusted market assessment approach, in each case, representing the amount that we believe the market is willing to pay for the applicable service. Revenue is recognized over time using an appropriate method of measuring progress towards fulfilling our performance obligation for the respective arrangement. Determining the measure of progress that consistently depicts our satisfaction of performance obligations within each of our revenue streams across similar arrangements requires judgment.

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

During our first fiscal quarter ended September 30, 2023, as a result of the Consumer Health reporting unit's underperformance of recent operating results relative to expectations, the current macroeconomic conditions impacting the consumer health and biotechnology industries, and increased interest rates, we assessed the current and future economic outlook for all of our reporting units and identified indicators for impairment of the goodwill previously recorded for two of our reporting units. The evaluation began with a qualitative assessment of our Consumer Health and Biomodalities reporting units to determine if it was more likely than not that the fair value of the reporting units was less than its carrying value. The qualitative assessment did not indicate that it was more likely than not that the fair value exceeded the carrying value in our Consumer Health and Biomodalities reporting units, which led to a quantitative assessment for the corresponding reporting units.

We estimated the fair value of our reporting units using a combination of income and market approaches. In performing the goodwill impairment test, we used a terminal revenue growth rate of 3.5% and discount rates ranging from 9% to 10% in its estimation of fair value. The evaluation performed resulted in impairment charges of $687 million with respect to the Consumer Health and Biomodalities reporting units. While we believe the assumptions used were reasonable and commensurate with the views of a market participant, changes in key assumptions, including increasing the discount rate, lowering forecasts for revenue and operating margin or lowering the long-term growth rate could lead to further impairment.

Based on its quantitative assessment conducted as of April 1, 2024, the Company determined for each reporting unit with goodwill that its respective fair value exceeded its carrying value, and hence, there was no impairment. A 100 basis point increase in the discount rate and a 100 basis point decrease in the long-term growth rate would not have resulted in a goodwill impairment charge in any of the our reporting units.
Subsequent to the quantitative assessment performed as of April 1, 2024, we performed qualitative assessments as of June 30, 2024, which yielded no indicators of impairment.
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
Foreign Exchange Rates
Our operating network is global, and, as a result, we have substantial revenues and operating expenses that are denominated in currencies other than the U.S. dollar, the currency in which we report our financial results. Our results of operations and financial performance are therefore influenced by changes in currency exchange rates. In fiscal 2024, 36% of our net revenue was generated from our operations outside the U.S. Foreign currencies for our operations include the British pound, European euro, Brazilian real, Argentine peso, Japanese yen, and the Canadian dollar.
Inflation
In fiscal 2023, we began to experience the effects of increased global inflation, which has risen to levels not seen in more than 30 years. In response, we implemented various mitigation strategies, including in some cases increasing prices to customers or reducing other costs of operation, including through price renegotiations with suppliers. The effects of inflation are likely to continue to affect us for fiscal 2025, at least, and there can be no assurance that our mitigating strategies will continue to enjoy the same degree of success.
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
In addition, we evaluate the performance of our segments based on segment earnings before non-controlling interest, other (income) expense, impairments, restructuring costs, interest expense, income tax expense, stock-based compensation, gain (loss) on sale of subsidiary, and depreciation and amortization (“Segment EBITDA”). For a reconciliation of Segment EBITDA to net earnings, see Note 18, Segment Information to our Consolidated Financial Statements.
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

In the second quarter of fiscal 2023, we engaged in a restructuring effort, which reduced our cost structure, consolidated facilities, and optimized our infrastructure across the organization. In fiscal 2024, we extended our restructuring effort, with further headcount reduction primarily in our Biologics segment and in our corporate functions. In connection with these restructuring plans, during the fiscal year ended June 30, 2024, we reduced our headcount by approximately 700 employees and incurred $39 million of cumulative pre-tax employee separation and other restructuring related costs. As a result of our restructuring plans, we expect to deliver an annualized run-rate savings of $90 to $100 million.

For further details regarding restructuring costs, see Note 6, Restructuring Costs to our Consolidated Financial Statements.
Summary Two-Year Key Financial Performance Metrics

Discussion of the year-over-year changes for the fiscal year ended June 30, 2023 compared to the fiscal year ended June 30, 2022 and the results of operations and cash flows for the fiscal year ended June 30, 2022, is included in Item 7. — Management's Discussion and Analysis of Financial Condition and Result of Operations of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, filed with the SEC on December 8, 2023, and is incorporated herein by reference.
The below tables summarize our results in fiscal 2024 and 2023 with respect to several financial metrics we use to measure performance. Refer to the discussions below regarding performance and the use of key financial metrics and “—Non-GAAP Metrics—Use of Constant Currency” concerning the measurement of revenue at “constant currency.”

Net revenue and net revenue at constant currency (in millions)
Actual
Constant Currency
FY24
FY23
$4,381
$4,350
$4,263
$0
$1,000
$2,000
$3,000
$4,000
$5,000

Gross margin (in millions) and gross margin percentage
Actual
Constant Currency
FY24
$953
21.7%
$945
21.7%
FY23
$1,040
24.4%
$0
$300
$600
$900
$1,200
$1,500

Fiscal Year Ended June 30, 2024 compared to the Fiscal Year Ended June 30, 2023
Results for the fiscal year ended June 30, 2024 compared to the fiscal year ended June 30, 2023 were as follows:

(Dollars in millions)	Fiscal Year Ended June 30,		FX Impact	Constant Currency Increase (Decrease)
	2024	2023		Change $	Change %(1)
Net revenue	$4,381	$4,263	$31	$87	2%
Cost of sales	3,428	3,223	23	182	6%
Gross margin	953	1,040	8	(95)	(9)%
Selling, general, and administrative expenses	935	829	3	103	12%
Goodwill impairment charges	687	210	—	477	*
Other operating expense	80	164	—	(84)	(51)%
Operating loss	(749)	(163)	5	(591)	*
Interest expense, net	254	186	1	67	36%
Other expense (income), net	24	(7)	—	31	*
Loss before income taxes	(1,027)	(342)	4	(689)	*
Income tax expense (benefit)	16	(86)	1	101	118%
Net loss	$(1,043)	$(256)	$3	$(790)	*
* Not meaningful
(1)    Change % calculations are based on amounts prior to rounding.
Net Revenue

2024 vs. 2023
Year-Over-Year Change	Fiscal Year Ended June 30,
Net Revenue
Organic	1%
Impact of acquisitions	1%
Constant currency change	2%
Foreign currency translation impact on reporting	1%
Total % change	3%

Net revenue increased by $87 million, or 2%, compared to the fiscal year ended June 30, 2023, excluding the impact of foreign exchange. Net revenue increased 1% organically on a constant-currency basis, primarily related to growth in our gene therapy offerings, partially offset by a significant decline in demand for COVID-19 related programs.
Net revenue increased 1% inorganically as a result of acquisitions. We acquired Metrics Contract Services (“Metrics”) in October 2022.
Gross Margin
Gross margin decreased by $95 million, or 9%, in fiscal 2024 compared to fiscal 2023, excluding the impact of foreign exchange, primarily due to an unfavorable shift in product mix, lower levels of utilization across the network, reduced productivity, and higher costs from increased spending on operational and engineering enhancements in our Biologics segment, partially offset by a decrease in inventory write-offs.
On a constant-currency basis, gross margin, as a percentage of net revenue, decreased 280 basis points to 21.7% in the fiscal year ended June 30, 2024, compared to 24.5% in the prior year, primarily due to the factors described in the previous paragraph.
Selling, General, and Administrative Expense
Selling, general, and administrative expense increased by $103 million or 12%, compared to fiscal 2023, excluding the impact of foreign exchange. The year-over-year increase was primarily driven by increased spending on operational and engineering enhancements, a $33 million increase in stock-based compensation, a $18 million increase in employee related expenses, a $25 million increase in depreciation and amortization, a one-time insurance benefit of $10 million in the prior year, and $6 million in net incremental expenses from businesses acquired in the last 12 months, partially offset by a $16 million benefit from a decline in credit losses and a $6 million decline in integration costs.
Goodwill Impairment Charges
Goodwill impairment charges during fiscal 2024 were associated with our Consumer Health and Biomodalities reporting units, which are part of our Pharma and Consumer Health and Biologics segments, respectively. For further details, see Note 4, Goodwill to our Consolidated Financial Statements.

Other Operating Expense
Other operating expense for the fiscal years ended June 30, 2024 and 2023 was $80 million and $164 million, respectively. The year-over-year decrease was primarily due to a $69 million decrease in fixed-asset impairment charges and a $27 million decrease in restructuring charges, partially offset by $12 million of pension settlement charges.
Interest Expense, net
Interest expense, net, of $254 million in fiscal 2024 increased by $67 million, or 36%, compared to fiscal 2023, excluding the impact of foreign exchange. The increase was primarily attributable to higher interest rates on our variable rate debt and incremental borrowings.
For additional information concerning our debt and financing arrangements, including the changing mix of debt and equity in our capital structure, see “—Liquidity and Capital Resources” below and Note 7, Long-Term Obligations and Short-Term Borrowings to our Consolidated Financial Statements.
Other Expense (Income), net

Other expense, net of $24 million for fiscal 2024 was primarily driven by foreign currency losses of $20 million.

Other income, net of $7 million for fiscal 2023 was primarily driven by foreign currency gains of $8 million.
Provision (Benefit) for Income Taxes

Our provision for income taxes for the fiscal year ended June 30, 2024 was $16 million relative to loss before income taxes of $1,027 million. Our benefit for income taxes for the fiscal year ended June 30, 2023 was $86 million relative to loss before income taxes of $342 million. The global pretax loss was largely driven by the $687 million goodwill impairment loss in the Consumer Health and BioModalities reporting units. However, the expected benefit from such a loss was not realized, as the majority of the goodwill impairment was not tax deductible. In addition, the establishment of valuation allowances against the

U.S. Federal and state deferred tax assets, and income tax expense reported by the Company’s profitable non-U.S. reporting entities further reduced the expected benefit. It was also impacted by changes in the tax impact of permanent differences, restructuring, special items, certain equity related compensation, and other discrete tax items with unique tax implications depending on the nature of the item. In contrast, the income tax benefit on the prior-year global pretax loss was primarily due to the recognition of research and development credits in the U.S., the recognition of deferred tax assets on the book impairment of tax deductible goodwill, and decreased earnings in foreign jurisdictions with lower tax rates.

The Organization for Economic Co-operation and Development (“OECD”) introduced Global Anti-Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules with four new taxing mechanisms under which multi-national entities would pay a minimum level of tax. Numerous countries, including European Union member states, have enacted or are expected to enact legislation to be effective as early as January 1, 2024, with general implementation of a global minimum tax by January 1, 2025. We are still evaluating the impact of these new rules but do not anticipate that it will have a material impact on our income tax provision expense.
Segment Review
The below charts depict the percentage of net revenue from each of our two reportable segments for the previous two years. Refer below for discussions regarding the segments’ net revenue and EBITDA performance and to “—Non-GAAP Metrics” for a discussion of our use of Segment EBITDA, a measure that is not defined under U.S. GAAP.
Our results on a segment basis for the fiscal year ended June 30, 2024 compared to the fiscal year ended June 30, 2023 were as follows:

(Dollars in millions)	Fiscal Year Ended June 30,		FX Impact	Constant Currency Increase (Decrease)
	2024	2023		Change $	Change % (1)
Biologics
Net revenue	$1,952	$1,978	$10	$(36)	(2)%
Segment EBITDA	272	277	1	(6)	(2)%
Pharma and Consumer Health
Net revenue	2,431	2,287	21	123	5%
Segment EBITDA	597	548	6	43	8%
Inter-segment revenue elimination	(2)	(2)	—	—	*
Unallocated Costs(2)	(1,153)	(559)	—	(594)	*
Combined totals
Net revenue	$4,381	$4,263	$31	$87	2%

EBITDA (loss) from operations	$(284)	$266	$7	$(557)	*
*    Not meaningful
(1)    Change % calculations are based on amounts prior to rounding.

(2)    Unallocated costs include restructuring and special items, stock-based compensation, gain (loss) on sale of subsidiary, impairment charges, certain other corporate-directed costs, and other costs that are not allocated to the segments as follows:

	Fiscal Year Ended June 30,
(Dollars in millions)	2024	2023
Impairment charges and gain/loss on sale of assets (a)	$(29)	$(98)
Stock-based compensation	(68)	(35)
Restructuring and other special items (b)	(178)	(98)
Pension settlement charges	(12)	—
Goodwill impairment charges (c)	(687)	(210)
Other (expense) income, net (d)	(24)	7
Non-allocated corporate costs, net	(155)	(125)
Total unallocated costs	$(1,153)	$(559)
(a)    Impairment charges and gain/loss on sale of assets during the fiscal year ended June 30, 2024 include fixed-asset impairment charges associated with equipment for a product with significant decline in demand in our Biologics segment and right-of-use asset impairment charges associated with underutilized facilities in our Biologics segment.
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
(b)    Restructuring and other special items for the fiscal year ended June 30, 2024 include (i) restructuring charges associated with our plans that reduced costs, consolidated facilities, and optimized our infrastructure across the organization, most notably the announced closure of our San Francisco facility and (ii) transaction and integration costs associated with the Metrics acquisition.
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
(c)    Goodwill impairment charges during the fiscal year ended June 30, 2024 were associated with our Consumer Health and Biomodalities reporting units, which are part of our Pharma and Consumer Health and Biologics segments, respectively. For further details, see Note 4, Goodwill to our Consolidated Financial Statements.
Goodwill impairment charges during the fiscal year ended June 30, 2023 were associated with our Consumer Health reporting unit, which is part of our Pharma and Consumer Health segment. For further details, see Note 4, Goodwill to our Consolidated Financial Statements.
(d)    Refer to Note 15, Other (Income) Expense, net for details of financing charges and foreign currency adjustments recorded within Other (Income) Expense, net in our Consolidated Financial Statements.
Provided below is a reconciliation of net earnings to EBITDA from operations:

	Fiscal Year Ended June 30,
(Dollars in millions)	2024	2023
Net loss	$(1,043)	$(256)
Depreciation and amortization	489	422
Interest expense, net	254	186
Income tax expense (benefit)	16	(86)
EBITDA (loss) from operations	$(284)	$266
Biologics segment

	2024 vs. 2023
Year-Over-Year Change	Fiscal Year Ended June 30,
	Net Revenue	Segment EBITDA
Organic	(2)%	(2)%
Constant currency change	(2)%	(2)%
Foreign exchange translation impact on reporting	1%	—%
Total % change	(1)%	(2)%
Net revenue in our Biologics segment decreased by $36 million, or 2%, excluding the impact of foreign exchange, compared to the fiscal year ended June 30, 2023. The decrease was primarily driven by a significant decline in demand for COVID-19 related programs, partially offset by strong growth in our gene therapy offerings.
Biologics Segment EBITDA decreased by $6 million, or 2%, excluding the impacts of foreign exchange and acquisitions, compared to the fiscal year ended June 30, 2023. Segment EBITDA decreased 2%, compared to the fiscal year end June 30, 2023, excluding the impact of acquisitions. The decrease was primarily driven by a significant decline in demand for COVID-19 related programs, lower levels of utilization across the Biologics network, and higher costs due to increased spending on operational and engineering enhancements, partially offset by strong growth in our gene therapy offerings and a decrease in inventory write-offs.
Pharma and Consumer Health segment

	2024 vs. 2023
Year-Over-Year Change	Fiscal Year Ended June 30,
	Net Revenue	Segment EBITDA
Organic	4%	6%
Impact of acquisitions	1%	2%
Constant currency change	5%	8%
Foreign exchange translation impact on reporting	1%	1%
Total % change	6%	9%
Net revenue in our Pharma and Consumer Health segment increased by $123 million, or 5%, excluding the impact of foreign exchange, compared to the fiscal year ended June 30, 2023. Net revenue increased 4%, compared to the fiscal year ended June 30, 2023, excluding the impact of acquisitions. The increase in revenue from the manufacture of prescription products and growth in our clinical supply services, were partially offset by a decline in demand for our consumer health products, primarily our wellness products.
Pharma and Consumer Health Segment EBITDA increased by $43 million, or 8%, excluding the impact of foreign exchange, compared to the fiscal year ended June 30, 2023. Segment EBITDA increased 6%, compared to the fiscal year ended June 30, 2023, excluding the impact of acquisitions. The increase in organic Segment EBITDA was primarily driven by an increase in revenue from the manufacture of prescription products, partially offset by a decline in demand for our consumer health products.

We acquired Metrics in October 2022, which increased the segment’s net revenue and Segment EBITDA on an inorganic basis by 1% and 2%, respectively, during the fiscal year ended June 30, 2024, compared to the corresponding prior-year period.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal source of liquidity has been cash flow generated from operations and the net proceeds of capital market activities. The principal uses of cash are to fund operating and capital expenditures, business or asset acquisitions, interest payments on debt, and any mandatory or discretionary principal payment on our debt. As of June 30, 2024, Catalent Pharma Solutions, Inc., our principal operating subsidiary (“Operating Company”), had available $1.10 billion in borrowing capacity under our Revolving Credit Facility, net of $4 million in letters of credit outstanding as of June 30, 2024.
We believe that our cash on hand, cash from operations, and available borrowings under our Revolving Credit Facility will be adequate to meet our future liquidity needs for at least the next twelve months, as well as the amounts expected to become due with respect to our pending capital projects. We have no significant maturity under any of our bank or note debt until the July 2027 maturity of our 2027 Notes.
Cash Flows
Fiscal Year Ended June 30, 2024 Compared to the Fiscal Year Ended June 30, 2023
The following table summarizes our consolidated statements of cash flows for the fiscal year ended June 30, 2024 compared with the fiscal year ended June 30, 2023:

	Fiscal Year Ended June 30,
(Dollars in millions)	2024	2023	Change $
Net cash provided by (used in):
Operating activities	$268	$254	$14
Investing activities	$(327)	$(955)	$628
Financing activities	$74	$521	$(447)
Operating Activities
For the fiscal year ended June 30, 2024, cash provided by operating activities was $268 million, an increase of $14 million compared to $254 million for the prior year. The year-over-year change was primarily due to a benefit in working capital partially offset by an increase in interest payments due to higher outstanding debt balances and higher rates on our variable rate debt.
Investing Activities
For the fiscal year ended June 30, 2024, cash used in investing activities was $327 million, compared to $955 million during fiscal 2023. The decrease in cash used in investing activities was primarily driven by a decrease in mergers and acquisitions activity and a decrease in acquisition of property, equipment, and other productive assets.
Financing Activities
For the fiscal year ended June 30, 2024, cash provided by financing activities was $74 million, compared to $521 million during the fiscal year ended June 30, 2023. The decrease in cash provided by financing activities was primarily driven by a $401 million decrease in net borrowings.

Debt and Financing Arrangements
Senior Secured Credit Facilities and Amendments to the Credit Agreement

Operating Company is the borrower under the Credit Agreement, which provides for senior secured credit facilities consisting of a term loan facility, the Revolving Credit Facility, and facilities for letters of credit and swing-line short-term borrowings. The availability of capacity under the Revolving Credit Facility is reduced by the aggregate value of all outstanding letters of credit under the Credit Agreement and outstanding borrowings under the Revolving Credit Facility. As of June 30, 2024, we had $1.10 billion of unutilized capacity under the Revolving Credit Facility, due to $4 million of outstanding letters of credit.

In November 2022, Operating Company entered into Amendment No. 7 to the Credit Agreement (the “Seventh Amendment”). Pursuant to the Seventh Amendment, Operating Company (i) terminated its existing revolving credit commitments (and the related outstanding revolving borrowings) under the Revolving Credit Facility, and (ii) obtained $1.10 billion aggregate amount of new revolving credit commitments, borrowing thereunder an amount equal to the previously outstanding borrowings under the terminated commitments so that they could be repaid. The new commitments have an interest rate margin, at Operating Company’s option, based on a (1) prime rate, plus a margin ranging from 0.750% to 1.250% based on Operating Company’s consolidated leverage ratio or (2) the Secured Overnight Financing Rate (“SOFR”), plus 0.100%, plus a margin ranging from 1.750% to 2.250% based on Operating Company’s consolidated leverage ratio. The Revolving Credit Facility has a maturity date that is the earlier of (A) five years after November 22, 2022, and (B) the 91st day prior to the maturity of Operating Company’s 2027 Notes or any permitted refinancing thereof, if on such 91st day, any of the 2027 Notes remains outstanding. Otherwise, the Revolving Credit Facility under the Seventh Amendment has the same principal terms as the previously existing revolving credit commitments under the Credit Agreement.

In June 2023, Operating Company entered into Amendment No. 8 to the Credit Agreement (the “Eighth Amendment”). Pursuant to the Eighth Amendment, effective as of July 1, 2023, the interest rate benchmark applicable to term loans under the Credit Agreement was updated, with the SOFR benchmark replacing the LIBOR benchmark. The Eighth Amendment includes a 0.1148% credit spread adjustment to the SOFR benchmark for loans with a 1-month interest period, a 0.26161% credit spread adjustment to the SOFR benchmark for loans with a 3-month interest period, and a 0.42826% credit spread adjustment to the SOFR benchmark for loans with a 6-month interest period. Other than the foregoing, the material terms of the Credit Agreement remain unchanged.

On September 27, 2023, Operating Company entered into Amendment No. 9 to the Credit Agreement, which extended the deadlines by which the Operating Company was required to deliver to the administrative agent (i) its audited financial statements as at the end of and for the fiscal year ended June 30, 2023, together with the auditor’s report and opinion on such audited financial statements, to November 27, 2023, and (ii) its unaudited financial statements as at the end of and for the fiscal quarter ending September 30, 2023 to January 13, 2024.

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
Further information concerning the senior secured credit facilities, including our U.S. dollar-denominated term loans and the Revolving Credit Facility, can be found in Note 7, Long-Term Obligations and Short-Term Borrowings to the Consolidated Financial Statements
5.000% Senior Notes due 2027
In June 2019, Operating Company completed a private offering of the 2027 Notes. The 2027 Notes are fully and unconditionally guaranteed, jointly and severally, by all of the wholly owned U.S. subsidiaries of Operating Company that guarantee its senior secured credit facilities. The 2027 Notes were offered in the U.S. to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the U.S. only to non-U.S. investors pursuant to Regulation S under the Securities Act. The 2027 Notes will mature on July 15, 2027 and bear interest at the rate of 5.000% per annum. Interest is payable semi-annually in arrears on January 15 and July 15 of each year. The proceeds of the 2027 Notes, after payment of the offering fees and expenses, were used to repay in full the outstanding borrowings under Operating Company’s then-outstanding term loans, which would otherwise have matured in May 2024.
2.375% Euro-denominated Senior Notes due 2028
In March 2020, Operating Company completed a private offering of the 2028 Notes. The 2028 Notes are fully and unconditionally guaranteed, jointly and severally, by all of the wholly owned U.S. subsidiaries of Operating Company that guarantee its senior secured credit facilities. The 2028 Notes were offered in the U.S. to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the U.S. only to non-U.S. investors pursuant to Regulation S under the Securities Act. The 2028 Notes will mature on March 1, 2028 and bear interest at the rate of 2.375% per annum. Interest is payable semi-annually in arrears on March 1 and September 1 of each year. The proceeds of the 2028 Notes, after payment of the offering fees and expenses, were used to repay in full the outstanding borrowings under Operating Company’s euro-denominated term loans, which would otherwise have matured in May 2024, and to repay in full our Euro-denominated 4.75% Senior Notes due 2024, which would otherwise have matured in December 2024, plus accrued and unpaid interest thereon, with the remainder available for general corporate purposes.
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
The Credit Agreement also contains change-of-control provisions and certain customary affirmative covenants and events of default. The Revolving Credit Facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of June 30, 2024, Operating Company was in compliance with all material covenants under the Credit Agreement.
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
The Senior Notes
The several indentures governing each series of our outstanding senior notes (collectively, the “Indentures”) contain certain covenants that, among other things, limit our ability to incur or guarantee more debt or issue certain preferred shares; pay dividends on, repurchase, or make distributions in respect of their capital stock or make other restricted payments; make certain investments; sell certain assets; create liens; consolidate, merge, sell; or otherwise dispose of all or substantially all of their assets; enter into certain transactions with their affiliates, and designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions, limitations, and qualifications as set forth in the Indentures. The Indentures also contain customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of Operating Company or certain of its subsidiaries. Upon an event of default, either the holders of at least 30% in principal amount of each of the then-outstanding series of Senior Notes, or the applicable Trustee under the Indentures, may declare the applicable senior notes immediately due and payable; or in certain circumstances, the applicable senior notes will become automatically immediately due and payable. As of June 30, 2024, Operating Company was in compliance with all material covenants under the Indentures.
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
Geographic Allocation of Cash
As of June 30, 2024 and 2023, the amounts of cash and cash equivalents held by foreign subsidiaries were $257 million and $181 million, respectively, out of total consolidated cash and cash equivalents of $289 million and $280 million, respectively. These balances are dispersed across many international locations around the world.
Adjusted EBITDA and Adjusted Net Income per Share
The below tables summarize our fiscal 2024 and 2023 results with respect to certain financial metrics we use to measure performance throughout the fiscal year. Refer to “Non-GAAP Metrics” for further details regarding Adjusted EBITDA and Adjusted net income per share.

EBITDA and Adjusted EBITDA
(in millions)
EBITDA
Adjusted EBITDA
2024
$(284)
$703
2023
$266
$697
$(500)
$(250)
$0
$250
$500
$750
$1,000

A reconciliation between Adjusted EBITDA and net earnings, the most directly comparable measure under U.S. GAAP, which also shows the adjustments from EBITDA from operations, follows:

	Fiscal Year Ended
(In millions)	June 30, 2024	June 30, 2023
Net loss	$(1,043)	$(256)
Interest expense, net	254	186
Income tax (benefit) expense	16	(86)
Depreciation and amortization	489	422
EBITDA (loss) from operations	(284)	266
Goodwill impairment charges	687	210
Stock-based compensation	68	35
Impairment charges and gain/loss on sale of assets	29	98
Restructuring costs	39	66
Acquisition, integration, and other special items	58	31
Foreign exchange loss (gain) (included in other, net) (1)	13	(11)
Site transformation costs	39	—
Pension settlement charges	12	—
Impacts from COVID-19 contract settlement	24	—
Fire loss contingency	9	—
Other adjustments	9	2
Adjusted EBITDA	$703	$697
Favorable (unfavorable) FX impact	7
Adjusted EBITDA - constant currency	$696

(1)    Foreign exchange loss of $13 million for the fiscal year ended June 30, 2024 includes $13 million of unrealized losses related to foreign trade receivables and payables and intercompany transactions.
Foreign exchange gain of $11 million for the fiscal year ended June 30, 2023 includes $10 million of unrealized gains related to foreign trade receivables and payables and intercompany transactions.

A reconciliation between Adjusted Net Income and net earnings, the most directly comparable measure under U.S. GAAP, follows.

	Fiscal Year Ended
(In millions, except per share data)	June 30, 2024	June 30, 2023
Net loss	$(1,043)	$(256)
Amortization (1)	135	136
Goodwill impairment charges	687	210
Stock-based compensation	68	35
Impairment charges and gain/loss on sale of assets	29	98
Restructuring costs	39	66
Acquisition, integration, and other special items	58	31
Pension settlement charges	12	—
Site transformation costs	39	—
Fire loss contingency	9	—
Impacts from COVID-19 contract settlement	24	—
Foreign exchange loss (gain) (included in other expense, net) (2)	13	(11)
Other adjustments	8	2
Estimated tax effect of adjustments (3)	(13)	(126)
Discrete income tax benefit items (4)	(26)	(18)
Adjusted net income (ANI)	$39	$167

ANI per share:
ANI per share - basic (5)	$0.22	$0.92
ANI per share - diluted (6)	$0.21	$0.92
(1)    Represents the amortization attributable to purchase accounting for previously completed business combinations.
(2)    Foreign exchange loss of $13 million for the fiscal year ended June 30, 2024 includes $13 million of unrealized losses related to foreign trade receivables and payables intercompany transactions.
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
(5)    Represents Adjusted Net Income divided by the weighted average number of shares of Common Stock outstanding. For the fiscal year ended June 30, 2024 and 2023, the weighted average was 181 million.
(6)    Represents Adjusted Net Income divided by the weighted average sum of (a) the number of shares of Common Stock outstanding, plus (b) the number of shares of Common Stock that would be issued assuming exercise or vesting of all potentially dilutive instruments. For the fiscal years ended June 30, 2024 and 2023, the weighted average was 182 million and 181 million, respectively.
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
To conform with the adoption of ASC 848, Reference Rate Reform and the Eighth Amendment, the Company amended the 2021 Rate Swap in June 2023 (the “2023 Rate Swap”). The 2023 Rate Swap continues to effectively fix the rate of interest payable on the same portion of our U.S dollar-denominated term loans under our secured credit facilities. The applicable rate for the U.S. dollar-denominated term loan under the Credit Agreement was SOFR (subject to a floor of 0.39%) plus 2.00% as of June 30, 2024. As a result of the 2023 Rate Swap, the variable portion of the applicable interest rate on $500 million of the U.S. dollar-denominated term loans is now effectively fixed at 0.9431%.
Currency Risk Management
We are exposed to fluctuations in the euro-U.S. dollar exchange rate on our investments in our foreign operations in Europe. While we do not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our bank and note debt in euros. As of June 30, 2024, we had $883 million of euro-denominated debt outstanding that qualifies as a hedge on a net investment in foreign operations. Refer to Note 9, Derivative Instruments and Hedging Activities, to our Consolidated Financial Statements for further discussion of net investment hedge activity in the period.
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
To conform with the adoption of ASC 848 and the Eighth Amendment, the Company amended the 2021 Rate Swap as the 2023 Rate Swap. The 2023 Rate Swap continues to effectively fix the rate of interest payable on the same portion of our U.S dollar-denominated term loans under our secured credit facilities. The applicable rate for the U.S. dollar-denominated term loan under the Credit Agreement was SOFR (subject to a floor of 0.39%) plus 2.00% as of June 30, 2024. As a result of the 2023 Rate Swap, the variable portion of the applicable interest rate on $500 million of the U.S. dollar-denominated term loans is now effectively fixed at 0.9431%.
A hypothetical 50 basis change to the variable rate component of our variable rate indebtedness would change our annual interest expense by $9 million.
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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
Consolidated Financial Statements as of June 30, 2024 and 2023 and for the years ended June 30, 2024, 2023 and 2022.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Catalent, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Catalent, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2024, the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders’ equity, and cash flows for the year ended June 30, 2024, and the related notes and financial statement schedule included under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and the results of its operations and its cash flows for the year ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated September 6, 2024 expressed an adverse opinion.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill impairment assessment - Biomodalities reporting unit

As described further in Note 4 to the financial statements, the Company performed a quantitative interim goodwill impairment assessment as of September 30, 2023 on the Biomodalities reporting unit. The evaluation performed resulted in an impairment charge of $392 million. The Company also performed its annual goodwill impairment assessment as of April 1, 2024 on the Biomodalities reporting unit. We identified the Company’s quantitative goodwill impairment assessment for the Biomodalities reporting unit as a critical audit matter.

The principal considerations for our determination that the quantitative goodwill impairment assessment for the Biomodalities reporting unit is a critical audit matter are that the determination of the reporting unit’s fair value required management to make significant estimates and assumptions related to the discount rate, forecasted revenues, and operating margins. Auditing these estimates requires a high degree of auditor judgment, including the use of professionals with specialized skills and knowledge.

Our audit procedures related to the quantitative goodwill impairment assessment for the Biomodalities reporting unit included the following, among others.

•    We tested the design and operating effectiveness of relevant controls relating to the determination of the reporting unit’s fair value, including controls over the development of revenue growth rate, operating margin and discount rate assumptions, as well as the appropriateness of the valuation models used.
•    We evaluated management’s historical ability to forecast revenue and compared those assumptions to (1) historical results, (2) management’s business plans, and (3) forecasted information in industry reports and companies in its respective peer group.
•    With the assistance of our valuation specialists, we assessed the valuation methodologies utilized by management and the reasonableness of the discount rate.
•    We performed sensitivity analyses on the revenue growth rate, operating margins and discount rate assumptions used to evaluate the impact that changes in these assumptions have on management’s conclusion.

/s/ Grant Thornton LLP
We have served as the Company’s auditor since 2024.
New York, New York
September 6, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Catalent, Inc.
Opinion on Internal Control Over Financial Reporting

We have audited the internal control over financial reporting of Catalent, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in internal control over financial reporting related to inventory costing and valuation at the Bloomington, Indiana facility.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2024. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the June 30, 2024 consolidated financial statements, and this report does not affect our report dated September 6, 2024, which expressed an unqualified opinion on those financial statements.
Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Other information

We do not express an opinion or any other form of assurance on management’s plan to remediate material weakness in internal control over financial reporting related to inventory costing and valuation.

/s/ Grant Thornton LLP
New York, New York
September 6, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Catalent, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Catalent, Inc. (the Company) as of June 30, 2023, the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders’ equity and cash flows for each of the two years in the period ended June 30, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2023, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2023, in conformity with U.S. generally accepted accounting principles.

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

We served as the Company’s auditor from 2007 to 2024.

/s/ Ernst & Young LLP
Iselin, New Jersey
December 8, 2023

Catalent, Inc.
Consolidated Balance Sheets
(Dollars in millions, except share and per share data)

	June 30, 2024	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$289	$280
Trade receivables, net of allowance for credit losses of $23 and $46, respectively	921	1,002
Inventories	574	777
Prepaid expenses and other current assets	813	633
Total current assets	2,597	2,692
Property, plant, and equipment, net	3,643	3,682
Other assets:
Goodwill	2,333	3,039
Other intangibles, net	841	980
Deferred income taxes	7	55
Other long-term assets	332	329
Total assets	$9,753	$10,777

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$48	$536
Accounts payable	361	424
Other accrued liabilities	622	570
Total current liabilities	1,031	1,530
Long-term obligations, less current portion	4,857	4,313
Pension liability	95	100
Deferred income taxes	5	76
Other long-term liabilities	161	147
Total liabilities	6,149	6,166
Commitment and contingencies (see Note 17)
Shareholders’ equity:
Common stock, $0.01 par value; 1 billion shares authorized at June 30, 2024 and 2023; 181 million and 180 million shares issued and outstanding at June 30, 2024 and 2023, respectively	2	2
Preferred stock, $0.01 par value; 100 million shares authorized at June 30, 2024 and 2023; 0 shares issued and outstanding at June 30, 2024 and 2023	—	—
Additional paid in capital	4,787	4,701
(Accumulated deficit) retained earnings	(781)	262
Accumulated other comprehensive loss	(404)	(354)
Total shareholders’ equity	3,604	4,611
Total liabilities and shareholders’ equity	$9,753	$10,777

The accompanying notes are an integral part of these consolidated financial statements.

Catalent, Inc.
Consolidated Statements of Operations
(Dollars in millions, except per share data)

	Fiscal Year Ended June 30,
	2024	2023	2022
Net revenue	$4,381	$4,263	$4,802
Cost of sales	3,428	3,223	3,188
Gross margin	953	1,040	1,614
Selling, general, and administrative expenses	935	829	844
Gain on sale of subsidiary	—	—	(1)
Goodwill impairment charges	687	210	—
Other operating expense	80	164	41
Operating (loss) earnings	(749)	(163)	730
Interest expense, net	254	186	123
Other expense (income), net	24	(7)	28
(Loss) earnings before income taxes	(1,027)	(342)	579
Income tax expense (benefit)	16	(86)	80
Net (loss) earnings	(1,043)	(256)	499
Less: Net earnings attributable to preferred shareholders	—	—	(16)
Net (loss) earnings attributable to common shareholders	$(1,043)	$(256)	$483

Earnings (loss) per share:
Basic
Net (loss) earnings	$(5.76)	$(1.42)	$2.74
Diluted
Net (loss) earnings	$(5.76)	$(1.42)	$2.73

The accompanying notes are an integral part of these consolidated financial statements.

Catalent, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(Dollars in millions)

	Fiscal year ended June 30,
	2024	2023	2022
Net (loss) earnings	$(1,043)	$(256)	$499
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(32)	32	(110)
Defined benefit pension plan	4	(14)	9
Net change in marketable securities	—	4	(3)
Derivatives and hedges	(22)	18	27
Other comprehensive (loss) income, net of tax	(50)	40	(77)
Comprehensive (loss) income	$(1,093)	$(216)	$422

The accompanying notes are an integral part of these consolidated financial statements.

Catalent, Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Dollars in millions, except share data in thousands)

Columns may not foot due to rounding	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Redeemable Preferred Stock
Balance at June 30, 2021	170,549	$2	$4,205	$25	$(317)	$3,915	$359
Share issuances related to stock-based compensation	935	—	—	—	—	—	—
Conversion of redeemable preferred stock	7,818	—	362	—	—	362	(359)
Stock-based compensation	—	—	54	—	—	54	—
Cash paid, in lieu of equity, for tax withholding	—	—	(10)	—	—	(10)	—
Exercise of stock options	—	—	26	—	—	26	—
Employee stock purchase plan	—	—	12	—	—	12	—
Preferred dividend ($12.50 per share of redeemable preferred stock)	—	—	—	(6)	—	(6)	—
Net earnings	—	—	—	499	—	499	—
Other comprehensive loss, net of tax	—	—	—	—	(77)	(77)	—
Balance at June 30, 2022	179,302	2	4,649	518	(394)	4,775	—
Share issuances related to stock-based compensation	971	—	—	—	—	—	—
Stock-based compensation	—	—	35	—	—	35	—
Exercise of stock options	—	—	4	—	—	4	—
Employee stock purchase plan	—	—	13	—	—	13	—
Net loss	—	—	—	(256)	—	(256)	—
Other comprehensive income, net of tax	—	—	—	—	40	40	—
Balance at June 30, 2023	180,273	2	4,701	262	(354)	4,611	—
Share issuances related to stock-based compensation	725	—	—	—	—	—	—
Stock-based compensation	—	—	68	—	—	68	—
Exercise of stock options	—	—	9	—	—	9	—
Employee stock purchase plan	—	—	9	—	—	9	—
Net loss	—	—	—	(1,043)	—	(1,043)	—
Other comprehensive loss, net of tax	—	—	—	—	(50)	(50)	—
Balance at June 30, 2024	180,998	$2	$4,787	$(781)	$(404)	$3,604	—

The accompanying notes are an integral part of these consolidated financial statements.

Catalent, Inc.
Consolidated Statements of Cash Flows
(Dollars in millions)

	Fiscal Year Ended June 30,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(1,043)	$(256)	$499
Adjustments to reconcile net (loss) earnings to net cash from operations:
Depreciation and amortization	489	422	378
Goodwill impairment charges	687	210	—
Non-cash foreign currency transaction (gain) loss, net	13	(9)	30
Amortization of debt financing costs	14	8	7
Non-cash restructuring charges	7	18	—
Impairment charges and loss/gain on sale of assets, net	29	98	31
Stock-based compensation	68	35	54
(Benefit) provision for deferred income taxes	(28)	(127)	9
Provision for bad debts and inventory	82	143	17
Pension settlement charges	12	—	—
Other operating activities	—	—	1
Change in operating assets and liabilities:
Decrease (increase) in trade receivables	79	53	(73)
Decrease (increase) in inventories	109	(192)	(128)
(Decrease) increase in accounts payable	(84)	(21)	37
Other assets/accrued liabilities, net - current and non-current	(166)	(128)	(423)
Net cash provided by operating activities	268	254	439
CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	(327)	(576)	(660)
Proceeds from maturity (purchases) of marketable securities	—	89	(20)
Proceeds from sale of property and equipment	1	8	—
Settlement on sale of subsidiaries	—	—	(3)
Payment for acquisitions, net of cash acquired	—	(474)	(1,199)
Payment for investments	(1)	(2)	(2)
Net cash used in investing activities	(327)	(955)	(1,884)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	1,200	715	1,100
Payments related to financing obligations	(1,116)	(230)	(78)
Financing fees paid	(16)	(4)	(15)
Dividends paid	—	—	(4)
Exercise of stock options	9	4	26
Cash paid, in lieu of equity, for tax withholding obligation	—	—	(10)
Other financing activities	(3)	36	12
Net cash provided by financing activities	74	521	1,031
Effect of foreign currency on cash	(6)	11	(33)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	9	(169)	(447)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	280	449	896
CASH AND EQUIVALENTS AT END OF PERIOD	$289	$280	$449
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$226	$188	$116
Income taxes paid, net	$43	$99	$53
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY:
Issuance of Common Stock from partial conversion of redeemable preferred stock	$—	$—	$362
Non-cash purchase of property, equipment	$24	$18	$6

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

Each segment reports through a separate management team and ultimately reports to the Company’s President and Chief Executive Officer, who is designated as the Chief Operating Decision Maker (“CODM”) for segment reporting purposes. The Company’s operating segments are the same as its reportable segments. All prior-period comparative segment information has been recast retrospectively to reflect the current reportable segments in accordance with Accounting Standards Codification (“ASC”) 280, Segment Reporting, promulgated by the Financial Accounting Standards Board (the “FASB”).
Basis of Presentation
These financial statements include all of the Company’s subsidiaries, including those operating outside the United States (“U.S.”), and are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). All significant transactions among the Company’s subsidiaries and reporting segments have been eliminated, other than as noted.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, revenue recognition, including determining the transaction price and any associated constraint on variable consideration, allowance for credit losses, inventory and long-lived asset valuation, goodwill and other intangible asset valuation and impairment, equity-based compensation, income taxes, derivative valuation, and pension plan asset and liability valuation. Actual amounts may differ from these estimated amounts.

Reclassification
Certain prior-period amounts were reclassified to conform to the current period presentation. Specifically, certain line items in prior periods were combined within the operating activities section of the statement of cash flows to conform with current year presentation. These reclassifications did not have a material impact on the consolidated statements of cash flows.
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
Allowance for Credit Losses
Trade receivables, contract assets, and other amounts owed to the Company are presented net of an allowance that includes an assessment of expected credit losses. The Company determines its allowance methodology by considering various factors, including the Company’s previous loss history, aging of customer receivable balances, significant aspects of a geographic location’s economic conditions, the current and anticipated future condition of the general economy and the industries in which the Company’s primary customers operate. To the extent that the Company identifies that any individual customer’s credit quality has deteriorated, the Company establishes allowances based on the individual risk characteristics of that customer. The Company makes concerted efforts to collect all outstanding balances due from customers; however, trade receivables and contract assets are written off against the allowance when the related balances are no longer deemed collectible.
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
For the fiscal years ended June 30, 2024, 2023, and 2022 the Company had one customer that accounted for 16%, 10% and 10%, respectively, of its net revenue, which was primarily recorded in the Biologics segment.
As of June 30, 2024 and 2023, the Company had one customer that accounted for 34% and 20%, respectively, of its aggregate net trade receivables and contract asset values, primarily associated with the Biologics segment. After performing a risk assessment of this customer, the Company has determined that a reserve is not warranted as of June 30, 2024.
Inventories
Inventory is stated at the lower of cost or net realizable value, using the first-in, first-out method. The Company provides for cost adjustments for excess, obsolete, or slow-moving inventory based on changes in customer demand, technology developments or other economic factors. Inventory consists of costs associated with raw material, labor, and overhead.
Goodwill
The Company accounts for purchased goodwill and intangible assets with indefinite lives in accordance with ASC 350, Intangibles - Goodwill and Other. Under ASC 350, goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually. The Company performs an impairment evaluation of goodwill annually, on April 1, or when circumstances otherwise indicate an evaluation should be performed.
The evaluation may begin with a qualitative assessment for each reporting unit to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than its carrying value. Factors considered in a qualitative assessment include, among other things, macroeconomic conditions, industry and market considerations, financial performance of the respective reporting unit, and other relevant entity and reporting-unit specific considerations. If the qualitative assessment does not generate a positive response, or if no qualitative assessment is performed, a quantitative assessment is performed and requires management to estimate future cash flows, growth rates, and macroeconomic, industry, and market conditions.
For more information regarding goodwill activity during fiscal 2022, 2023, and 2024, see Note 4, Goodwill.
Property and Equipment and Other Definite-Lived Intangible Assets
Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including leasehold improvements and finance lease right-of-use assets that are amortized over the shorter of their useful lives or the terms of the respective leases. The Company generally uses the following range of useful lives for its property and equipment categories: buildings and improvements—5 to 50 years; machinery and equipment—3 to 10 years; and furniture and fixtures—3 to 7 years. Depreciation expense was $354 million, $286 million, and $255 million for fiscal 2024, 2023, and 2022, respectively. Depreciation expense includes amortization of assets related to financing leases. The Company charges repairs and maintenance costs to expense as incurred. The amount of capitalized interest for fiscal 2024, 2023, and 2022 was $10 million, $24 million, and $15 million, respectively.
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
In conjunction with the goodwill impairment tests performed as of March 31, 2023 and September 30, 2023, the Company identified indicators of impairment related to its definite-lived intangibles. The results of the analysis did not result in an impairment charge.
The Company recorded impairment charges related to definite-lived intangible assets and property, plant, and equipment of $29 million, $98 million, and $31 million for the fiscal years ended June 30, 2024, 2023, and 2022, respectively.
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
Primarily, the Company is exposed to fluctuations in the euro-U.S. dollar exchange rate on its investments in foreign operations in Europe. While the Company does not actively hedge against changes in foreign currency, it has mitigated the exposure of investments in its European operations through a net-investment hedge by denominating a portion of its debt in euros. In addition, a portion of Operating Company’s interest payment obligation on its U.S dollar-denominated term loans is exposed to interest rate variability. The Company has mitigated its exposure to this risk by entering into interest-rate swap agreements, which qualify for and are designated as cash-flow hedges.
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
Research and Development Costs
The Company expenses research and development costs as incurred. Research and development costs amounted to $17 million, $18 million, and $23 million for the fiscal years ended June 30, 2024, 2023, and 2022, respectively.

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
New Accounting Standards Not Adopted as of June 30, 2024

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures, which intends to improve disclosures regarding significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which focuses on income tax disclosures by requiring public business entities, on an annual basis, to disclose specific categories in the rate reconciliation, provide information for reconciling items that meet a quantitative threshold, and certain information about income taxes paid. The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

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
The Company measures progress toward the completion of its performance obligations satisfied over time based on the nature of the services to be performed. For certain types of arrangements, revenue is recognized over time and measured using an output method based on the completion of tasks and activities that are performed to satisfy a performance obligation. For certain types of arrangements, revenue is recognized over time and measured using an input method based on effort expended. Each of these methods provides an appropriate depiction of the Company’s progress toward fulfilling its performance obligations for its respective arrangement. In certain arrangements that require a portion of the contract consideration to be received in advance at the commencement of the contract, such advance payment is initially recorded as a contract liability. In certain clinical supply arrangements, revenue is recognized at the point in time when control transfers, which occurs upon either the delivery of the related output of the service to the customer or the completion of quality testing with respect to the product, and the Company has an enforceable right to payment based on the terms of the arrangement.
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

The following tables reflect net revenue for the fiscal years ended June 30, 2024, 2023, and 2022 by type of activity and reporting segment (in millions):

Fiscal Year Ended June 30, 2024	Biologics	Pharma and Consumer Health	Total
Manufacturing & commercial product supply	$1,151	$1,577	$2,728
Development services & clinical supply	801	854	1,655
Total	$1,952	$2,431	$4,383
Inter-segment revenue elimination			(2)
Combined net revenue			$4,381

Fiscal Year Ended June 30, 2023	Biologics	Pharma and Consumer Health	Total
Manufacturing & commercial product supply	$450	$1,452	$1,902
Development services & clinical supply	1,528	835	2,363
Total	$1,978	$2,287	$4,265
Inter-segment revenue elimination			(2)
Combined net revenue			$4,263

Fiscal Year Ended June 30, 2022	Biologics	Pharma and Consumer Health	Total
Manufacturing & commercial product supply	$608	$1,474	$2,082
Development services & clinical supply	1,926	797	2,723
Total	$2,534	$2,271	$4,805
Inter-segment revenue elimination			(3)
Combined net revenue			$4,802
The following table reflects net revenue by the location where the goods were made or the service performed:

(Dollars in millions)	Fiscal Year Ended June 30, 2024	Fiscal Year Ended June 30, 2023	Fiscal Year Ended June 30, 2022
United States	$2,823	$2,768	$3,084
Europe	1,359	1,257	1,506
Other	356	355	327
Elimination of revenue attributable to multiple locations	(157)	(117)	(115)
Total	$4,381	$4,263	$4,802
Contract Liabilities
Contract liabilities relate to cash consideration that the Company receives in advance of satisfying the related performance obligations. The contract liabilities balances (current and non-current) as of June 30, 2024 and June 30, 2023 were as follows:

(Dollars in millions)
Balance at June 30, 2023	$180
Balance at June 30, 2024	$255
Revenue recognized in the period from amounts included in contracts liability at the beginning of the period:	$(145)
Contract liabilities that will be recognized within 12 months of June 30, 2024 are accounted for in Other accrued liabilities and those that will be recognized longer than 12 months after June 30, 2024 are accounted for within Other liabilities.

Contract Assets
Contract assets primarily relate to the Company’s conditional right to receive consideration for services that have been performed for customers but had not yet been invoiced as of June 30, 2024. Contract assets are transferred to trade receivables, net when the Company’s right to receive the consideration becomes unconditional. Contract assets totaled $602 million and $417 million as of June 30, 2024 and 2023, respectively. Contract assets expected to transfer to trade receivables within 12 months are accounted for within Prepaid expenses and other. Contract assets expected to transfer to trade receivables after 12 months are accounted for within Other long-term assets.
Performance Obligations

Remaining performance obligations represent firm orders for future development services as well as manufacturing and commercial product supply, including minimum volume commitments, for which there are incomplete performance obligations for work not yet completed under executed contracts. Remaining performance obligations as of June 30, 2024 and June 30, 2023 were $618 million and $335 million, respectively. The Company expects to recognize approximately 50% of the remaining performance obligations in existence as of June 30, 2024 after June 30, 2025.
3. BUSINESS COMBINATIONS AND DIVESTITURES
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

The Company accounted for the RheinCell transaction using the acquisition method in accordance with ASC 805, Business Combinations. The Company funded the entire purchase price with cash on hand and allocated the purchase price among the assets acquired, recognizing $4 million of current liabilities, $1 million of other liabilities, $14 million of intangible assets, and goodwill of $17 million. Results of this business were not material to the Company’s statement of operations, financial position, or cash flows for the fiscal years ended June 30, 2023 and 2022.

Bettera Holdings, LLC Acquisition

In October 2021, the Company acquired 100% of the equity interest in Bettera Holdings, LLC (“Bettera Wellness”) for $1.00 billion cash. Bettera Wellness was a manufacturer of nutraceuticals and nutritional supplements in gummy, soft chew, and lozenge delivery formats and became part of the Company’s Pharma and Consumer Health segment.

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

The Company accounted for this transaction as an acquisition of assets in accordance with ASC 805, Business Combinations. The Company funded this acquisition with cash on hand and allocated the purchase price among the net assets acquired, recognizing $1 million of current assets, $165 million of property, plant, and equipment, $18 million of current liabilities, and $14 million of other liabilities. Results of this business were not material to the Company’s statement of operations, financial position, or cash flows for the fiscal years ended June 30, 2023 and 2022.

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

The Company accounted for this transaction using the acquisition method in accordance with ASC 805, Business Combinations. The Company funded this acquisition with cash on hand and allocated the purchase price among the assets acquired, recognizing $22 million of property, plant, and equipment, $10 million of other assets, $1 million of current liabilities, $10 million of other liabilities, and goodwill of $24 million. Results of this business were not material to the Company’s statement of operations, financial position, or cash flows for the fiscal years ended June 30,2023 and 2022.

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

The purchase price was allocated to assets acquired and liabilities assumed in the acquisition as follows:

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

Results of the business acquired were not material to the Company’s consolidated statement of operations, financial position, or cash flows for the fiscal year ended June 30, 2023.

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
4.    GOODWILL
The following table summarizes the changes from June 30, 2022 to June 30, 2024 in the carrying amount of goodwill in total and by reportable segment:

(Dollars in millions)	Biologics	Pharma and Consumer Health	Total
Balance at June 30, 2022	$1,566	$1,440	$3,006
Additions	—	219	219
Reallocation (1)	(15)	15	—
Foreign currency translation adjustments	12	12	24
Impairment	—	(210)	(210)
Balance at June 30, 2023	1,563	1,476	3,039
Foreign currency translation adjustments	(8)	(11)	(19)
Impairment (2)	(392)	(295)	(687)
Balance at June 30, 2024	$1,163	$1,170	$2,333
(1) The addition to goodwill is a result of the Metrics acquisition. For further details, see Note 3, Business Combinations and Divestitures.
(2) Accumulated goodwill impairment charges amount to $897 million as of June 30, 2024.

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

Fiscal Year 2024

During the three months ended September 30, 2023, as a result of the Consumer Health reporting unit's underperformance of recent operating results relative to expectations, the current macroeconomic conditions impacting the consumer health and biotechnology industries, and increased interest rates, the Company assessed the current and future economic outlook for its reporting units in its Pharma and Consumer Health and Biologics segments and identified indicators for impairment of the goodwill previously recorded for two of its reporting units. The evaluation began with a qualitative assessment of the Company's Consumer Health and Biomodalities reporting units to determine if it was more likely than not that the fair value of the reporting units was less than its carrying value. The qualitative assessment did not indicate that it was more likely than not that the fair value exceeded the carrying value in its Consumer Health and Biomodalities reporting units, which led to a quantitative assessment for the corresponding reporting units.

The Company estimated the fair value of its reporting units using a combination of the income and market approaches. In performing the goodwill impairment test, the Company used a terminal revenue growth rate of 3.5% and discount rates ranging from 9% to 10% in its estimation of fair value. The evaluation performed resulted in impairment charges of $687 million with respect to the Consumer Health and Biomodalities reporting units. While the Company believes the assumptions it used were reasonable and commensurate with the views of a market participant, changes in key assumptions, including increasing the discount rate, lowering forecasts for revenue and operating margin or lowering the long-term growth rate could lead to further impairment.

Based on its quantitative assessment conducted as of April 1, 2024, the Company determined for each reporting unit with goodwill that its respective fair value exceeded its carrying value, and hence, there was no impairment.

Subsequent to the quantitative assessment performed as of April 1, 2024, the Company performed qualitative assessments as of June 30, 2024, which yielded no indicators of impairment. The Company assessed the current and future economic outlook for its reporting units, the Company's stock price as well as current macroeconomic conditions impacting the consumer health and biotech industries and current interest rates.

Fiscal Year 2023

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

The Company estimated the fair value of its reporting units using a combination of the income and market approaches. In performing the goodwill impairment test, the Company used a terminal revenue growth rate of 3.0% and discount rates ranging from 9% to 10.50% in its estimation of fair value. The evaluation performed resulted in an impairment charge of $210 million with respect to the Consumer Health reporting unit.

Subsequent to the quantitative assessment performed as of March 31, 2023, the Company performed qualitative assessments as of April 1, 2023, which yielded no indicators of impairment.

5.    OTHER INTANGIBLES, NET
The details of other intangible assets subject to amortization as of June 30, 2024 and June 30, 2023 are as follows (in millions):

June 30, 2024	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangibles:
Core technology	11 years	$480	$(205)	$275
Customer relationships	13 years	1,076	(531)	545
Product relationships	8 years	242	(223)	19
Other	6 years	20	(18)	2
Total other intangibles		$1,818	$(977)	$841

June 30, 2023	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangibles:
Core technology	11 years	$482	$(164)	$318
Customer relationships	13 years	1,079	(451)	628
Product relationships	8 years	243	(216)	27
Other	5 years	24	(17)	7
Total other intangibles		$1,828	$(848)	$980
Amortization expense was $135 million, $136 million, and $123 million for the fiscal years ended June 30, 2024, 2023, and 2022, respectively. Future amortization expense is estimated to be:

(Dollars in millions)	2025	2026	2027	2028	2029	Thereafter	Total
Amortization	$133	$125	$109	$102	$98	$274	$841
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
During the fiscal year ended June 30, 2023, the Company adopted plans to reduce costs, consolidate facilities, and optimize its infrastructure across the organization. During the fiscal year ended June 30, 2024, the Company extended its restructuring efforts to reduce costs and headcount in its Biologics and Pharma and Consumer Health segments and corporate functions.

In October 2023, and in connection with the Company’s restructuring plans, the Company committed to a plan to close operations at its San Francisco facility and to transfer those operations to other sites within its network. Results for San Francisco site closure are reflected in the tables below under the Pharma and Consumer Health segment.

In connection with these restructuring plans, the Company reduced its headcount by approximately 700 employees and incurred cumulative employee-related charges of $26 million, primarily associated with cash severance programs through June 30, 2024.

Restructuring costs for the fiscal years ended June 30, 2024, 2023, and 2022 were recorded in Other operating expense in the consolidated statement of operations.
The following tables summarize the restructuring costs by type of cost and reportable segment:

	Fiscal Year Ended June 30,
(Dollars in millions)	2024	2023	2022
Restructuring costs:
Employee-related reorganization	$26	$38	$9
Facility exit and other costs	13	28	1
Total restructuring costs	$39	$66	$10
The following table summarizes the charges recorded within restructuring costs by segment. These amounts are excluded from Segment EBITDA as described in Note 18, Segment Information.

	Fiscal Year Ended June 30,
(Dollars in millions)	2024	2023	2022
Restructuring costs:
Biologics	$11	$41	$1
Pharma and Consumer Health	19	8	5
Non-segment (Corporate)	9	17	4
Total restructuring costs	$39	$66	$10
The following tables illustrates the change in the employee separation-related liability associated with the plans.

(Dollars in millions)	Employee-related restructuring
Balance, June 30, 2023	$19
Charges	26
Payments	(35)
Balance, June 30, 2024	$10

7.    LONG-TERM OBLIGATIONS AND SHORT-TERM BORROWINGS
Long-term obligations and short-term borrowings consist of the following at June 30, 2024 and June 30, 2023:

(Dollars in millions)	Maturity as of June 30, 2024	June 30, 2024	June 30, 2023
Senior secured credit facilities
Term loan facility B-3 (7.458% as of June 30, 2024)	February 2028	1,404	1,418
Term loan facility B-4 (8.344% as of June 30, 2024)	February 2028	598	—
Revolving credit facility	November 2027	—	500
5.000% senior notes due 2027	July 2027	500	500
2.375% euro senior notes due 2028(1)	March 2028	883	904
3.125% senior notes due 2029	February 2029	550	550
3.500% senior notes due 2030	April 2030	650	650
Financing lease obligations	2024 to 2038	332	341
Other obligations(2)	2024 to 2028	32	25
Unamortized discount and debt issuance costs		(44)	(39)
Total debt		4,905	4,849
Less: current portion of long-term obligations and other short-term borrowings		48	536
Long-term obligations, less current portion		$4,857	$4,313
(1) The change in the carrying value of this euro-denominated debt was due to fluctuations in foreign currency exchange rates.
(2) The increase in other obligations is associated with $15 million in proceeds from a failed sale-leaseback transaction that occurred in the fiscal year ended June 30, 2024.
Senior Secured Credit Facilities and the Amendments to the Credit Agreement

Operating Company is the borrower under an Amended and Restated Credit Agreement, dated May 20, 2014 (as subsequently amended, the “Credit Agreement”), which provides for senior secured credit facilities consisting of a term loan facility, a revolving credit facility (as amended, the “Revolving Credit Facility”), and facilities for letters of credit and swing-line short-term borrowings. All of the term loans are U.S. dollar-denominated as of June 30, 2024, and borrowings under the Revolving Credit Facility must be in dollars. The Credit Agreement includes customary representations by Operating Company, affirmative and negative covenants, events of default, and change of control provisions. The Credit Agreement also provides in customary fashion for (a) amortization payments with respect to, and events that may require partial or complete prepayment of, amounts borrowed under the term loan facility and (b) customary commitment fees on the unused commitments under the Revolving Credit Facility and customary letter of credit fees.

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

The Revolving Credit Facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of June 30, 2024, the Company was in compliance with all material covenants under the Credit Agreement.

In addition to outstanding borrowings under the Revolving Credit facility, the available capacity under the Revolving Credit Facility is further reduced by the aggregate value of all outstanding letters of credit under the Credit Agreement. As of June 30, 2024, Operating Company had $1.10 billion of unutilized capacity under the Revolving Credit Facility due to $4 million of outstanding letters of credit.
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
2.375% Euro-denominated Senior Notes due 2028
In March 2020, Operating Company completed a private offering of €825 million aggregate principal amount of 2.375% Senior Notes due 2028 (the "2028 Notes"). The 2028 Notes are fully and unconditionally guaranteed, jointly and severally, by all of the wholly owned U.S. subsidiaries of Operating Company that guarantee its senior secured credit facilities. The 2028 Notes were offered in the U.S. to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the U.S. only to non-U.S. investors pursuant to Regulation S under the Securities Act. The 2028 Notes will mature on March 1, 2028 and bear interest at the rate of 2.375% per annum. Interest is payable semi-annually in arrears on March 1 and September 1 of each year, with the first payment on September 1, 2020. The proceeds of the 2028 Notes, after payment of the offering fees and expenses, were used to repay in full the borrowings then outstanding under Operating Company’s euro-denominated term loans, which would have matured in May 2024, and repay in full Operating Company’s euro-denominated 4.75% Senior Notes due 2024, which would otherwise have matured in December 2024, plus accrued and unpaid interest thereon, with the remainder available for general corporate purposes.
3.125% Senior Notes due 2029

In February 2021, Operating Company completed a private offering of $550 million aggregate principal amount of 3.125% Senior Notes due 2029 (the “2029 Notes”). The 2029 Notes are fully and unconditionally guaranteed, jointly and severally, by all of the wholly owned U.S. subsidiaries of Operating Company that guarantee its senior secured credit facilities. The 2029 Notes will mature on February 15, 2029 and bear interest at the rate of 3.125% per annum payable semi-annually in arrears on February 15 and August 15 of each year, with the first payment on August 15, 2021. The proceeds of the 2029 Notes, after payment of the offering fees and expenses, were used to repay in full the outstanding borrowings under Operating Company’s 4.875% Senior Notes due 2026 (the “2026 Notes”), which would have otherwise matured in January 2026, plus accrued and unpaid interest thereon, with the remainder available for general corporate purposes.
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
Long-Term and Other Obligations
Other obligations consist primarily of finance leases for buildings and other loans for business and working capital needs. Maturities of long-term obligations, including finance leases of $332 million, and other short-term borrowings for future fiscal years are:

(Dollars in millions)	2025	2026	2027	2028	2029	Thereafter	Total
Maturities of long-term and other obligations	$48	$49	$49	$3,350	$569	$884	$4,949
Debt Issuance Costs
Debt issuance costs associated with the Credit Agreement (other than its Revolving Credit Facility component) and the Senior Notes are presented as a reduction to the carrying value of the related debt, while debt issuance costs associated with the Revolving Credit Facility are capitalized within other long-term assets on the consolidated balance sheets. All debt issuance costs are amortized over the life of the related obligation through charges to interest expense in the consolidated statements of operations. The unamortized total debt issuance costs, including the costs associated with the Revolving Credit Facility capitalized within Other long-term assets, were $44 million and $39 million as of June 30, 2024 and 2023, respectively. Amortization of debt issuance costs totaled $13 million, $8 million and $7 million for the fiscal years ended June 30, 2024, 2023, and 2022, respectively.
Guarantees and Security
Senior Secured Credit Facilities
All obligations under the Credit Agreement, and the guarantees of those obligations, are secured by substantially all of the following assets of Operating Company and each guarantor (Operating Company’s parent entity, PTS Intermediate, and each of Operating Company’s material domestic subsidiaries), subject to certain exceptions:
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

The Senior Notes
All obligations under the Senior Notes are general, unsecured, and subordinated to all existing and future secured indebtedness of the guarantors to the extent of the value of the assets securing such indebtedness. Each of the Senior Notes is separately guaranteed by all of Operating Company’s wholly owned U.S. subsidiaries that guarantee the senior secured credit facilities. None of the Senior Notes is guaranteed by either PTS Intermediate or the Company.
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
The Senior Notes
The various indentures governing the Senior Notes (collectively, the “Indentures”) contain covenants that, among other things, limit the ability of Operating Company and its restricted subsidiaries to incur or guarantee more debt or issue certain preferred shares; pay dividends on, repurchase, or make distributions in respect of their capital stock or make other restricted payments; make certain investments; sell certain assets; create liens; consolidate, merge, sell; or otherwise dispose of all or substantially all of their assets; enter into certain transactions with their affiliates, and designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions, limitations, and qualifications as set forth in the Indentures. The Indentures also contain customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of Operating Company or certain of its subsidiaries. Upon an event of default, either the holders of at least 30% in principal amount of each of the then-outstanding Senior Notes or the applicable trustee under the Indentures may declare the applicable notes immediately due and payable; or in certain circumstances, the applicable notes will automatically become immediately due and payable. As of June 30, 2024, Operating Company was in compliance with all material covenants under the Indentures.
Measurement of the Estimated Fair Value of Debt

The estimated fair values of the senior secured credit facilities and Senior Notes are classified as Level 2 (see Note 10, Fair Value Measurements for a description of the method by which fair value classifications are determined) in the fair value hierarchy and are calculated by using a discounted cash flow model with market interest rate as a significant input. The carrying amounts and the estimated fair values of financial instruments as of June 30, 2024 and June 30, 2023 are as follows:

		June 30, 2024		June 30, 2023
(Dollars in millions)	Fair Value Measurement	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
5.000% Senior Notes due 2027	Level 2	$500	$498	$500	$482
2.375% euro Senior Notes due 2028	Level 2	883	849	904	784
3.125% Senior Notes due 2029	Level 2	550	532	550	481
3.500% senior notes due 2030	Level 2	650	627	650	566
Senior secured credit facilities & other	Level 2	2,366	2,107	2,284	2,141
Subtotal		$4,949	$4,613	$4,888	$4,454
Unamortized discount and debt issuance costs		(44)	—	(39)	—
Total debt		$4,905	$4,613	$4,849	$4,454

8.    (LOSS) EARNINGS PER SHARE
The weighted-average number of shares outstanding utilized in diluted EPS is computed using the weighted-average number of shares of Common Stock outstanding plus the number of shares of Common Stock that would be issued assuming exercise or conversion of all potentially dilutive instruments. Dilutive securities having an anti-dilutive effect on diluted EPS are excluded from the calculation. The dilutive effect of the securities that are issuable under the Company’s equity incentive plans (see Note 14, Stock-Based Compensation) are reflected in diluted EPS by application of the treasury stock method. Prior to fiscal 2023, the Company applied the if-converted method to compute the potentially dilutive effect of the Series A Preferred Stock. The reconciliations between basic and diluted EPS attributable to Catalent common shareholders for the fiscal years ended June 30, 2024, 2023, and 2022 are as follows:

	Fiscal year ended June 30,
(In millions, except per share data)	2024	2023	2022
Net (loss) earnings	$(1,043)	$(256)	$499
Less: Net earnings attributable to preferred shareholders	—	—	(16)
Net (loss) earnings attributable to common shareholders	$(1,043)	$(256)	$483

Weighted average shares outstanding – basic	181	181	176
Weighted average dilutive securities issuable - stock plans	—	—	2
Total weighted average shares outstanding – diluted	181	181	178

(Loss) earnings per share:
Basic	$(5.76)	$(1.42)	$2.74
Diluted	$(5.76)	$(1.42)	$2.73
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
The diluted weighted average number of shares outstanding for the fiscal years ended June 30, 2024, 2023, and 2022 did not include the following weighted average number of shares of Common Stock associated with the formerly outstanding Series A Preferred Stock or the weighted average number of shares of Common Stock associated with outstanding equity grants due to their antidilutive effect:

	Fiscal year ended June 30,
(share counts in millions)	2024	2023	2022
Series A Preferred Stock	—	—	3

9.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Risk Management Objective of Using Derivatives
The Company is exposed to fluctuations in the currency exchange rates applicable to its investments in foreign operations. While the Company does not actively hedge against changes in foreign currency, the Company has mitigated the exposure arising from its investments in its European operations by denominating a portion of its Senior Notes in euros, the functional currency of such European operations. At June 30, 2024, the Company had euro-denominated debt outstanding of $883 million (U.S. dollar equivalent), which qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the effective portion of the translation gains or losses are reported in accumulated other comprehensive income (loss) as part of the cumulative translation adjustment. The unhedged portions of the translation gains or losses are reported in the consolidated statements of operations. The following table includes net investment hedge activity during the fiscal years ended June 30, 2024 and 2023, respectively:

(Dollars in millions)	June 30, 2024	June 30, 2023
Unrealized foreign exchange gain (loss) within other comprehensive income	$21	$(30)
The net accumulated gain of this net investment hedge within accumulated other comprehensive loss was $119 million as of June 30, 2024. Amounts are reclassified out of accumulated other comprehensive loss into earnings when the entity in which the gains and losses reside is either sold or substantially liquidated.
Interest-Rate Swap
In February 2021, the Company entered into a new interest-rate swap agreement with Bank of America N.A. (the “2021 Rate Swap”) that acted as a hedge against the economic effect of a portion of the variable-interest obligation associated with the Company’s U.S. dollar-denominated term loans under its senior secured credit facilities. The 2021 Rate Swap effectively fixed the rate of interest payable on that portion of the term loans, thereby reducing the impact of future interest rate changes on future interest expense. As a result of the 2021 Rate Swap, the variable portion of the applicable interest rate on $500 million of the U.S. dollar-denominated term loans was effectively fixed at 0.9985%.

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

The 2023 Rate Swap continues to qualify for a cash-flow hedge. The Company evaluates hedge effectiveness at the inception of the hedge and on an ongoing basis. The cash flows associated with the 2023 Rate Swap amendment is reported in cash provided by operating activities in the consolidated statements of cash flows. The unrealized loss recorded in stockholder’s equity from marking the 2023 Rate Swap to market during the fiscal year ended June 30, 2024 was $26 million.

A summary of the estimated fair value of the interest-rate swap reported in the consolidated balance sheets is stated in the table below:

	June 30, 2024		June 30, 2023
(in millions)	Balance Sheet Classification	Estimated Fair Value	Balance Sheet Classification	Estimated Fair Value
Interest-rate swap	Other long-term assets	$36	Other long-term assets	$62

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

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification as of the end of each reporting period. The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis and the fair value measurement for such assets and liabilities at June 30, 2024 and 2023, respectively:

(Dollars in millions)	Basis of Fair Value Measurement
June 30, 2024	Total	Level 1	Level 2	Level 3
Assets:
Interest-rate swap	$36	$—	$36	$—
Trading securities	$1	$1	$—	$—

June 30, 2023
Assets:
Interest-rate swap	$62	$—	$62	$—
Trading securities	$1	$1	$—	$—

The fair value of the 2023 Rate Swap was determined at the end of each reporting period based on valuation models that use interest rate yield curves and discount rates as inputs. The discount rates are based on U.S. deposit or U.S. Treasury rates. The significant inputs used in the valuation models are readily available in public markets or can be derived from observable market transactions, and the valuation is therefore classified as Level 2 in the fair-value hierarchy.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Long-lived assets, goodwill, and other intangible assets are subject to non-recurring fair value measurement for the evaluation of potential impairment. Except as noted in Note 4, Goodwill, there was no non-recurring fair value measurement during the fiscal year ended June 30, 2024, 2023 and 2022.

11.    INCOME TAXES
Earnings (loss) before income taxes are as follows for fiscal 2024, 2023, and 2022:

	Fiscal Year Ended June 30,
(Dollars in millions)	2024	2023	2022
U.S. operations	$(1,158)	$(410)	$224
Non-U.S. operations	131	68	355
Total	$(1,027)	$(342)	$579
The provision for income taxes consists of the following for fiscal 2024, 2023, and 2022:

	Fiscal Year Ended June 30,
(Dollars in millions)	2024	2023	2022
Current:
Federal	$—	$(1)	$(8)
State and local	(5)	(1)	14
Non-U.S.	48	43	66
Total current expense	$43	$41	$72
Deferred:
Federal	$(15)	$(99)	$6
State and local	(11)	(4)	(5)
Non-U.S.	(1)	(24)	7
Total deferred (benefit) expense	$(27)	$(127)	$8

Total provision (benefit)	$16	$(86)	$80
A reconciliation of the provision starting from the tax computed at the federal statutory income tax rate to the tax computed at the Company’s effective income tax rate is as follows for the fiscal years ended 2024, 2023, and 2022:

	Fiscal Year Ended June 30,
(Dollars in millions)	2024	2023	2022
Provision at U.S. federal statutory tax rate	$(216)	$(72)	$122
State and local income taxes	(44)	(13)	10
Foreign tax rate differential	(7)	(5)	(28)
Global intangible low tax income	11	2	6
Goodwill impairment	80	9	—
Other permanent items	25	4	2
Unrecognized tax positions	—	(1)	1
Tax valuation allowance	160	5	94
Foreign tax credit	1	(30)	(43)
Withholding tax and other foreign taxes	3	1	1
Change in tax rate	1	18	1
R&D tax credit	(4)	(3)	(2)
Swiss tax reform	—	—	(83)
Other	6	(1)	(1)
Total provision (benefit)	$16	$(86)	$80

The income tax provision for the fiscal year ended June 30, 2024 is not comparable to the provision in the prior year due to changes in the geographic mix of pretax income and losses, changes in the tax impact of permanent differences and credits, and the tax impact of discrete items. The global pretax loss was largely driven by the $687 million goodwill impairment loss in the Consumer Health and BioModalities reporting units. However, the expected benefit from such a loss was not realized, as the majority of the goodwill impairment was not tax deductible. In addition, the establishment of valuation allowances against the U.S. Federal and state deferred tax assets and income tax expense reported by the Company’s profitable non-U.S. reporting entities further reduced the expected benefit. In contrast, the higher effective tax rate on the fiscal 2023 global loss is primarily due to the recognition of research and development credits in the U.S., the recognition of deferred tax assets on the book impairment of tax deductible goodwill, and decreased earnings in non-U.S. jurisdictions with lower tax rates.

The Company intends to repatriate foreign earnings taxed in prior fiscal years as a result of the changes imposed by the 2017 U.S. Tax Cuts and Jobs Act. In addition to these foreign earnings previously taxed, as of June 30, 2024, for purposes of ASC 740-10-25-3, the Company had $568 million of undistributed earnings from non-U.S. subsidiaries that it intends to reinvest permanently in its non-U.S. operations. As these ASC 740-10-25-3 earnings are considered permanently reinvested, no tax provision has been accrued. It is not feasible to estimate the amount of tax that might be payable on the eventual remittance of such earnings.
Deferred income taxes arise from temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The components of the Company’s deferred income tax assets and liabilities are as follows at June 30, 2024 and 2023:

	Fiscal Year Ended June 30,
(Dollars in millions)	2024	2023
Deferred income tax assets:
Accrued liabilities	$70	$57
Equity compensation	18	13
Loss and tax credit carryforwards	293	287
Foreign currency	3	3
Pension	18	19
Interest-related	101	50
Intangible	6	—
Lease liabilities	37	38
Euro-denominated debt	—	1
Other	—	1
Total deferred income tax assets	$546	$469
Valuation allowance	(315)	(159)
Net deferred income tax assets	$231	$310

	Fiscal Year Ended June 30,
(Dollars in millions)	2024	2023
Deferred income tax liabilities:
Euro-denominated debt	$(4)	$—
Property-related	(205)	(247)
Goodwill and other intangibles	—	(71)
Deferred revenue	(2)	—
Right-of-use assets	(16)	(13)
Other	(2)	—
Total deferred income tax liabilities	$(229)	$(331)

Net deferred tax asset (liability)	$2	$(21)

Deferred tax assets and liabilities in the preceding table are in the following captions in the consolidated balance sheets at June 30, 2024 and 2023:

	Fiscal Year Ended June 30,
(Dollars in millions)	2024	2023
Non-current deferred tax asset	$7	$55
Non-current deferred tax liability	(5)	(76)
Net deferred tax asset (liability)	$2	$(21)
At June 30, 2024, the Company had federal net operating loss (“NOL”) carryforwards of $546 million, $225 million of which are subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The majority of the $225 million federal NOL carryforwards subject to Section 382 of the Internal Revenue Code are attributed to the Company’s acquisitions of Pharmatek Laboratories, Inc., Juniper Pharmaceuticals, Inc., Paragon Bioservices, Inc., MastherCell Global Inc. (“MaSTherCell”), and Metrics. As of June 30, 2024, $493 million of the Company’s federal NOL carryforwards have an indefinite life and the remaining NOL carryforwards will expire in fiscal years 2028 through 2038.
At June 30, 2024, the Company had state tax NOL carryforwards of $461 million. Substantially all state NOL carryforwards have a twenty-year carryforward period. At June 30, 2024, the Company had non-U.S. tax NOL carryforwards of $364 million, a majority of which are available for at least three years or have an indefinite carryforward period.
The Company had valuation allowances of $315 million and $159 million as of June 30, 2024 and 2023, respectively, against its deferred tax assets. The Company considered all available evidence, both positive and negative, in assessing the need for a valuation allowance against tax assets. Four possible sources of taxable income were evaluated when assessing the realizability of deferred tax assets:
•carrybacks of existing NOLs and other tax credits (if and to the extent permitted under the tax law);
•future reversals of existing taxable temporary differences;
•tax planning strategies; and
•future taxable income exclusive of reversing temporary differences and carryforwards.

The Company considered the need to establish a valuation allowance on its U.S. Federal deferred tax assets during FY24 based on an assessment of whether it is more likely than not that the Company would realize the value of these deferred tax assets based on future reversals of existing taxable temporary differences within the carryforward period available under the applicable U.S. Federal income tax laws. In addition to this quantitative analysis, it also considered certain qualitative factors including the history of recent domestic losses which were largely impacted by several asset impairments including the $687 million goodwill impairment. Management concluded that a valuation allowance of $117 million was required on its U.S. Federal net deferred tax assets of $97 million as of June 30, 2024. The valuation allowance in excess of the net deferred tax assets is the result of statutory limitations on the utilization of certain carryforward attributes.

The Company also considered the need for a valuation allowance on its U.S. state net deferred tax assets. Similar to the U.S. Federal analysis, it was based on an assessment of whether it is more likely than not that the Company would realize the value of these state deferred tax assets based on future reversals of existing state taxable temporary differences within the carryforward period available under the applicable state tax laws. In addition, factors such as the anticipated loss utilization rates in separate filing status states and the difference in the rules related to allocated and apportioned income for separate filing status states versus combined filing status states was also considered. Management concluded that a state valuation allowance of $50 million was required on its state net deferred tax assets of $37 million as of June 30, 2024. Similar to the U.S. Federal results, the state valuation allowance is in excess of the net deferred tax assets.

The Company also considered whether it is more likely than not that it would realize the value of its international deferred tax assets based on future reversals of existing taxable temporary differences within the carryforward period available under the applicable tax laws. The Company identified several of its international reporting entities that had both current and historical losses and net deferred tax asset balances. In addition to the aforementioned quantitative analysis, other factors including certain unique operational challenges faced by these reporting entities were also considered. Management concluded that a valuation allowance of $148 million was required on its international net deferred tax assets of $183 million.

In the normal course of business, the Company’s income taxes are subject to audits by federal, state, and foreign tax authorities, some of which are ongoing and may result in proposed assessments. Germany and the U.K. are among the jurisdictions where the Company has substantial tax positions. The Company is no longer subject to examinations by the relevant tax authorities for years prior to fiscal 2009. The Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental. The Company assesses its income tax positions and records benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions for which it is more likely than not that a tax benefit will be sustained, the Company records the amount that has a greater than 50% likelihood of being realized upon resolution with the taxing authority that has full knowledge of all relevant information based on the technical merit. Interest and penalties are accrued, where applicable.
As of June 30, 2024, the Company had a total of $4 million of unrecognized tax benefits. A reconciliation of unrecognized tax benefits, excluding accrued interest, as of June 30, 2024, 2023, and 2022 is as follows:

(Dollars in millions)
Balance at June 30, 2021	$5
Additions for tax positions related to the current year	1
Additions for tax positions of prior years	1
Settlements	(1)
Lapse of the applicable statute of limitations	(1)
Balance at June 30, 2022	$5
Additions for tax positions of prior years	2
Reductions for tax positions of prior years	(1)
Settlements	(1)
Lapse of the applicable statute of limitations	(1)
Balance at June 30, 2023	$4
Additions for tax positions of prior years	1
Reductions for tax positions of prior years	(1)
Balance at June 30, 2024	$4
All of the unrecognized tax benefits as of June 30, 2024 and 2023 would, if subsequently recognized, favorably affect the effective income tax rate.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2024, the Company has $0 million of accrued interest related to uncertain tax positions, with a reduction from the prior year, as a result of statute of limitations lapses and settlements. The Company had $0 million and $1 million of accrued interest related to uncertain tax positions as of June 30, 2023 and 2022, respectively.
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
The Company records obligations related to its withdrawal from two multi-employer pension plan that covered former employees at three former sites. During the fiscal year ended June 30, 2024, the Company decided to withdraw its participation from a multi-employer pension plan as a result of recent restructuring activities in its Pharma and Consumer Health segment. These withdrawals were classified as a mass withdrawal under the Multiemployer Pension Plan Amendments Act of 1980, as amended, and the Pension Protection Act of 2006 and resulted in the recognition of liabilities associated with the Company’s long-term obligations. The estimated discounted value of the contributions related to these plans is $44 million and $38 million as of June 30, 2024 and 2023, respectively. The annual cash impact associated with the Company’s long-term obligation arising from these plans are $2 million per year.
In the twelve months ended June 30, 2024, the Company terminated its U.S. pension plan and settled with its participants by a lump sum payout or through the purchase of an annuity contract, which was dependent upon the participant’s selection of payment. The Company purchased nonparticipating annuities for participants who did not elect lump sum payouts.

Participants who elected a lump sum payout were settled during the fiscal year ended June 30, 2024 and resulted in $7 million of lump sum payments made with cash from the assets of the qualified pension plan. Participants who elected an annuity contract were settled during the fiscal year ended June 30, 2024 and resulted in $21 million of payments with cash from the assets of the qualified pension plan and $3 million of Company cash.
The following table provides a reconciliation of the change in projected benefit obligation and fair value of plan assets for the defined benefit retirement and other retirement plans, excluding the multi-employer pension plan liability:

	Retirement Benefits		Other Post-Retirement Benefits
	June 30,		June 30,
(Dollars in millions)	2024	2023	2024	2023
Accumulated Benefit Obligation	$206	$242	$1	$2

Change in Benefit Obligation
Benefit obligation at beginning of year	246	268	2	2
Company service cost	3	3	—	—
Interest cost	11	9	—	—
Employee contributions	1	1	—	—
Settlements	(36)	(4)	—	—
Benefits paid	(11)	(10)	—	—
Actuarial gain	1	(28)	—	—
Exchange rate gain (loss)	(4)	7	—	—
Benefit obligation at end of year	$211	$246	$2	$2

Change in Plan Assets
Fair value of plan assets at beginning of year	202	240	—	—
Actual return on plan assets	3	(38)	—	—
Company contributions	11	7	—	—
Employee contributions	1	1	—	—
Settlements	(36)	(4)	—	—
Benefits paid	(11)	(10)	—	—
Exchange rate gain (loss)	(2)	6	—	—
Fair value of plan assets at end of year	$168	$202	$—	$—

Funded Status
Funded status at end of year	(43)	(44)	(1)	(2)
Net pension liability	$(43)	$(44)	$(1)	$(2)
The following table provides a reconciliation of the net amount recognized in the consolidated balance sheets:

	Retirement Benefits		Other Post-Retirement Benefits
	June 30,		June 30,
(Dollars in millions)	2024	2023	2024	2023
Amounts Recognized in Statement of Financial Position
Noncurrent assets	$13	$18	$—	$—
Current liabilities	(1)	(1)	—	—
Noncurrent liabilities	(55)	(61)	(1)	(2)
Total liability	(43)	(44)	(1)	(2)

Amounts Recognized in Accumulated Other Comprehensive Loss
Prior service cost	(1)	(1)	—	—
Net loss (gain)	58	66	(1)	(1)
Total accumulated other comprehensive loss (income) at the end of the fiscal year	57	65	(1)	(1)

Additional Information for Plan with ABO or PBO in Excess of Plan Assets
Projected benefit obligation	93	129	1	2
Accumulated benefit obligation	89	126	1	2
Fair value of plan assets	37	68	—	—

Components of Net Periodic Benefit Cost
Service cost	3	3	—	—
Interest cost	11	9	—	—
Expected return on plan assets	(9)	(9)	—	—
Amortization of unrecognized:
Net loss	2	1	—	—
Settlement/curtailment expense	12	1	—	—
Net periodic benefit cost	$19	$5	$—	$—

	Retirement Benefits		Other Post-Retirement Benefits
	June 30,		June 30,
(Dollars in millions)	2024	2023	2024	2023
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net loss (gain) arising during the year	$6	$17	$—	$—
Exchange rate loss recognized during the year	(14)	—	—	—
Total recognized in other comprehensive income	$(8)	$17	$—	$—
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income
Total recognized in net periodic benefit cost and other comprehensive income	$11	$22	$—	$—
Estimated Amounts to be Amortized from Accumulated Other Comprehensive Income into Net Periodic Benefit Cost
Amortization of:
Net loss	$2	$2	$—	$—
Financial Assumptions Used to Determine Benefit Obligations at the Balance Sheet Date
Discount rate (%)	4.3%	4.3%	5.0%	4.7%
Rate of compensation increases (%)	2.7%	2.7%	n/a	n/a
Financial Assumptions Used to Determine Net Periodic Benefit Cost for Financial Year
Discount rate (%)	4.3%	3.6%	4.7%	4.0%
Rate of compensation increases (%)	2.7%	2.7%	n/a	n/a
Expected long-term rate of return (%)	4.3%	3.9%	n/a	n/a
Expected Future Contributions
Fiscal year 2025	$4	$8	$—	$—

	Retirement Benefits		Other Post-Retirement Benefits
	June 30,		June 30,
(Dollars in millions)	2024	2023	2024	2023
Expected Future Benefit Payments
Financial year
2025	$12	$14	$—	$—
2026	13	15	—	—
2027	12	16	—	—
2028	12	15	—	—
2029	13	15	—	—
2030-2034	71	84	1	1

Actual Asset Allocation (%)
Cash	1.0%	4.5%	—%	—%
Equities	2.9%	2.9%	—%	—%
Government bonds	37.7%	36.8%	—%	—%
Corporate bonds	16.8%	16.2%	—%	—%
Property	4.5%	3.3%	—%	—%
Insurance contracts	16.6%	14.9%	—%	—%
Other	20.5%	21.4%	—%	—%
Total	100.0%	100.0%	—%	—%

Actual Asset Allocation (Amount)
Cash	$2	$9	$—	$—
Equities	5	6	—	—
Government bonds	63	74	—	—
Corporate bonds	28	33	—	—
Property	8	7	—	—
Insurance contracts	28	30	—	—
Other	34	43	—	—
Total	$168	$202	$—	$—

Target Asset Allocation (%)
Cash	1.0%	4.5%	—%	—%
Equities	2.9%	2.9%	—%	—%
Government bonds	37.7%	36.8%	—%	—%
Corporate bonds	16.8%	16.2%	—%	—%
Property	4.5%	3.3%	—%	—%
Insurance contracts	16.6%	14.9%	—%	—%
Other	20.5%	21.4%	—%	—%
Total	100.0%	100.0%	—%	—%
The Company’s Investment Committee employs a building-block approach in determining the long-term rate of return for plan assets, with proper consideration of diversification and rebalancing. Historical markets are studied and long-term historical relationships between equities and fixed income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. Peer data are reviewed to check for reasonability and appropriateness.

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
The following tables provide a summary of plan assets that are measured at fair value as of June 30, 2024 and 2023, aggregated by the level in the fair value hierarchy within which those measurements fall:

As of June 30, 2024 (dollars in millions)	Level 1	Level 2	Level 3	Investments Measured at Net Asset Value	Total Assets
Equity securities	$—	$5	$—	$—	$5
Debt securities	—	91	—	—	91
Real estate	—	3	2	—	5
Other (1)	—	42	25	—	67
Total	$—	$141	$27	$—	$168
(1) Other, as of June 30, 2024, included $12 million of investments in hedge funds related to the Company’s U.K. pension plan, which were classified as Level 2.

As of June 30, 2023 (dollars in millions)	Level 1	Level 2	Level 3	Investments Measured at Net Asset Value	Total Assets
Equity securities	$—	$6	$—	$—	$6
Debt securities	—	107	—	—	107
Real estate	—	5	2	—	7
Other (1)	—	57	25	—	82
Total	$—	$175	$27	$—	$202
(1) Other, as of June 30, 2023, included $20 million of investments in hedge funds related to the Company’s U.K. pension plan, which were classified as Level 2.
Level 3 other assets as of June 30, 2024 and 2023 consist of an insurance contract in the U.K. to fulfill the benefit obligations for a portion of the participant benefits. The value of this commitment is determined using the same assumptions and methods used to value the pension liability of the associated plan. Level 3 other assets for the same periods also include the partial funding of a pension liability relating to current and former employees of the Company’s Eberbach, Germany facility through a Company promissory note with an annual rate of interest of 5%. The value of this commitment fluctuates due to contributions and benefit payments in addition to loan interest.

The following table provides a reconciliation of the beginning and ending balances of Level 3 assets as well as the changes during the period attributable to assets held and those purchases, sales, settlements, contributions, and benefits that were paid:

	Fair Value Measurement Using Significant Unobservable Inputs Total (Level 3)	Fair Value Measurement Using Significant Unobservable Inputs Insurance Contracts	Fair Value Measurement Using Significant Unobservable Inputs Other
Total (Level 3)
(Dollars in millions)
Beginning Balance at June 30, 2023	$27	$8	$19
Actual return on plan assets:
Relating to assets still held at the reporting date	1	1	—
Purchases, sales, settlements, contributions and benefits paid	(4)	(2)	(2)
Transfers in or out of Level 3, net	3	—	3
Ending Balance at June 30, 2024	$27	$7	$20
The Company’s investment policy reflects the long-term nature of the plans’ funding obligations. The assets are invested to provide the opportunity for both income and growth of principal. This objective is pursued as a long-term goal designed to provide required benefits for participants without undue risk. It is expected that this objective can be achieved through a well-diversified asset portfolio. All equity investments are made within the guidelines of quality, marketability, and diversification mandated by the Employee Retirement Income Security Act of 1974, as amended (for plans subject to the act) and other relevant legal requirements. Investment managers are directed to maintain equity portfolios at a risk level approximately equivalent to that of the specific benchmark established for that portfolio. Assets invested in fixed income securities and pooled fixed-income portfolios are managed actively to pursue opportunities presented by changes in interest rates, credit ratings, or maturity premiums.

	Other Post-Retirement Benefits
Assumed Healthcare Cost Trend Rates at the Balance Sheet Date	2024	2023

Healthcare cost trend rate – initial (%)
Pre-65	n/a	n/a
Post-65	5.0%	4.8%
Healthcare cost trend rate – ultimate (%)
Pre-65	n/a	n/a
Post-65	4.1%	4.1%
Year in which ultimate rates are reached
Pre-65	n/a	n/a
Post-65	2040	2040
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

Accumulated Other Comprehensive Loss
The components of the changes in the cumulative translation adjustment, derivatives and hedges, minimum pension liability, and marketable securities for the fiscal years ended June 30, 2024, 2023, and 2022 are presented below:

	Fiscal Year Ended June 30,
(Dollars in millions)	2024	2023	2022
Foreign currency translation adjustments:
Net investment hedge	$21	$(30)	$121
Long-term inter-company loans	1	12	(37)
Translation adjustments	(50)	43	(169)
Total foreign currency translation adjustments, pretax	(28)	25	(85)
Tax expense (benefit)	4	(7)	25
Total foreign currency translation adjustments, net of tax	$(32)	$32	$(110)

Net change in derivatives and hedges:
Net (loss) gain recognized during the year, pretax	$(25)	$25	$36
Tax (benefit) expense	(3)	7	9
Net change in derivatives and hedges, net of tax	$(22)	$18	$27

Net change in minimum pension liability:
Net (loss) gain recognized during the year, pretax	$8	$(17)	$13
Tax expense (benefit)	4	(3)	4
Net change in minimum pension liability, net of tax	$4	$(14)	$9

Net change in marketable securities:
Net gain (loss) recognized during the year, pretax	$—	$5	$(3)
Tax expense	—	1	—
Net change in marketable securities, net of tax	$—	$4	$(3)
For the fiscal years ended June 30, 2024, 2023, and 2022, the changes in accumulated other comprehensive loss, net of tax by component are as follows:

(Dollars in millions)	Foreign Currency Translation Adjustment	Pension Liability Adjustments	Derivatives and Hedges	Marketable Securities	Other	Total
Balance at June 30, 2021	$(268)	$(47)	$—	$(1)	$(1)	$(317)
Other comprehensive income (loss) before reclassifications	(110)	8	27	(3)	—	(78)
Amounts reclassified from other comprehensive loss	—	1	—	—	—	1
Balance at June 30, 2022	(378)	(38)	27	(4)	(1)	(394)
Other comprehensive income (loss) before reclassifications	32	(16)	18	—	—	34
Amounts reclassified from other comprehensive loss	—	2	—	4	—	6
Balance at June 30, 2023	(346)	(52)	45	—	(1)	(354)
Other comprehensive income (loss) before reclassifications	(32)	2	(22)	—	—	(52)
Amounts reclassified from other comprehensive loss	—	2	—	—	—	2
Balance at June 30, 2024	$(378)	$(48)	$23	$—	$(1)	$(404)

14. STOCK-BASED COMPENSATION
The Company’s stock-based compensation is comprised of stock options, restricted stock units, performance-based restricted stock units, and restricted stock.
2014 and 2018 Omnibus Incentive Plans
In 2014, the Company’s board of directors adopted, and the holder of a majority of the shares approved, the 2014 Omnibus Incentive Plan (the “2014 Plan”). The 2014 Plan provided certain members of management, employees, and directors of the Company and its subsidiaries with the opportunity to obtain various incentives, including grants of stock options, restricted stock units (defined below), and restricted stock. In October 2018, the Company’s shareholders approved the 2018 Omnibus Incentive Plan (as amended, the “2018 Plan”), and, as a result, new awards may no longer be issued under the 2014 Plan, although it remains in effect as to any previously granted award. The 2018 Plan is substantially similar to the 2014 Plan, except that (a) a total of 13,657,302 shares of Common Stock (subject to adjustment) may be issued under the 2018 Plan, (b) each share of Common Stock issuable under the 2018 Plan pursuant to a restricted stock or restricted stock unit award will reduce the number of reserved shares by 1.7 shares, and (c) the 2018 Plan imposes a limit on the aggregate value of awards that may be made in a single year to a non-employee director. Both the 2014 Plan and the 2018 Plan permit “net settlement” of vested awards, pursuant to which the award holder forfeits a portion of the vested award to satisfy the purchase price (in the case of options), the holder’s withholding tax obligation, if any (in all cases), or both. Where the holder net-settles the tax obligation, the Company pays the amount of the withholding tax to the U.S. government in cash, which is accounted for as an adjustment to Additional paid in capital.
Stock Compensation Expense
Stock compensation expense recognized in the consolidated statements of operations was $68 million, $35 million, and $54 million in fiscal 2024, 2023, and 2022, respectively. Stock compensation expense is classified in selling, general, and administrative expenses as well as cost of sales. The Company has elected to account for forfeitures as they occur.
Stock Options
Stock options granted under the 2018 Plan, during fiscal 2024, 2023, and 2022 represent approximately 473,000, 151,000, and 183,000 shares of Common Stock, respectively. Each stock option granted under the 2018 Plan vests in equal annual installments over a four-year period from the date of grant, contingent upon the participant’s continued employment with the Company.

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
The weighted average of assumptions used in estimating the fair value of stock options granted during each year were as follows:

	Fiscal Year Ended June 30,
	2024	2023	2022
Expected volatility	52%	37%	37%
Expected life (in years)	4.0	4.3	3.7
Risk-free interest rate	4.4%	3.2%	0.7%
Dividend yield	None	None	None
Effective in fiscal year 2022, the expected volatility and expected holding period were based on the historical volatility and historical holding period of the Common Stock of the Company. The risk-free interest rate for the expected life of the option is based on the comparable U.S. Treasury yield curve in effect at the time of the grant. The weighted-average grant-date fair value of stock options in fiscal 2024, 2023, and 2022 was $21.95 per share, $37.14 per share, and $32.07 per share, respectively.
The following table summarizes stock option activity and shares subject to outstanding options for the fiscal year ended June 30, 2024:

	Weighted Average Exercise Price	Number of Shares	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding as of June 30, 2023	$71.19	1,008,747	6.22	$2,225,819
Granted	47.39	473,432	—	—
Exercised	47.02	193,508	—	1,862,358
Forfeited	97.23	33,550	—	—
Expired / Canceled	72.90	67,624	—	—
Outstanding as of June 30, 2024	64.81	1,187,497	5.7	8,655,393
Vested/expected to vest as of June 30, 2024	64.81	1,187,497	5.7	8,655,393
Vested and exercisable as of June 30, 2024	$65.78	521,898	3.21	$4,499,875
The intrinsic value of the options exercised in fiscal 2024 was $2 million. The total fair value of options vested during the period was $13 million.
The intrinsic value of the options exercised in fiscal 2023 was $3 million. The total fair value of options vested during the period was $9 million.
As of June 30, 2024, $6 million of unrecognized compensation cost related to granted and not forfeited stock options is expected to be recognized as expense over a weighted-average period of approximately 3 years.
Restricted Stock Units
The Company may grant to employees and members of its board of directors under the 2018 Plan (and formerly granted under the 2014 Plan) shares of restricted stock and units each representing the right to one share of Common Stock (“restricted stock units”). Since the IPO, the Company has granted to employees and directors restricted stock units and restricted stock that vest over specified periods as well as restricted stock units and restricted stock that have certain performance-related vesting requirements (“performance share units” and “performance shares,” respectively). The restricted stock and restricted stock units granted during fiscal 2024 and 2023 had grant date fair values aggregating $79 million and $76 million, respectively, which represent approximately 1,888,000 and 1,124,000 shares of Common Stock, respectively. Under the 2014 Plan or 2018 Plan, as appropriate, the performance shares and performance share units vest upon achieving Company financial performance metrics established at the outset of the three-year performance period associated with each grant. The metrics for the fiscal 2022, 2023, and 2024 performance share unit grants were based on performance against a mix of adjusted EPS targets and relative total shareholder return (“RTSR”) targets. Note that adjusted EPS is calculated as a quotient of tax-effected Adjusted EBITDA by the weighted average number of fully diluted shares, a financial measure that is not defined under U.S. GAAP and is subject to important limitations. The performance share units vest following the end of their respective three-year performance periods upon a determination of achievement relative to the targets. Each quarter during the period in which the performance share units are outstanding, the Company estimates the likelihood of such achievement by the end of the performance period in order to determine the probability of vesting. The number of shares actually earned at the end of the three-year period for the fiscal 2022, 2023, and 2024 grants will vary, based only on actual performance, from 0% to 200%, or from 0% to 150%, of the target number of performance share units specified on the date of grant, in the case of the adjusted EPS and RTSR grants, respectively. Time-based restricted stock units and restricted stock generally vest on the second or third anniversary of the date of grant, subject to the participant’s continued employment with the Company.
Methodology and Assumptions - Expense Recognition and Grant Date Fair Value
The fair values of (a) time-based restricted stock units are recognized as straight-line expense on a cliff-vesting schedule over the applicable vesting period and (b) performance share units are re-assessed quarterly as discussed above.
The grant date fair values of both time-based units and performance-based shares and units are determined based on the number of shares of Common Stock subject to the grants and the fair value of the Common Stock on the dates of the grants, as determined by the closing market prices.
Time-Based Restricted Share Units
The following table summarizes activity in unvested time-based restricted share units for the fiscal year ended June 30, 2024:

	Time-Based Stock Units	Weighted Average Grant-Date Fair Value
Unvested as of June 30, 2023	1,026,729	$83.07
Granted	1,611,350	47.77
Vested	220,139	87.79
Cancelled/forfeited	263,348	65.22
Unvested as of June 30, 2024	2,154,592	56.14

Performance Share Units
The following table summarizes activity in unvested performance share units for the fiscal year ended June 30, 2024:

	Performance Share Units	Weighted Average Grant-Date Fair Value
Target Number Unvested as of June 30, 2023	273,985	$99.58
Target Number Granted	46,899	—
Target Number Vested	84,342	88.35
Target Number Cancelled/forfeited	76,554	105.33
Target Number Unvested as of June 30, 2024	159,988	$103.17

Valuation of RTSR Units
The fair value of each RTSR unit is determined using the Monte Carlo pricing model because the number of shares to be awarded is subject to a market condition. The Monte Carlo simulation is a generally accepted statistical technique used to simulate a range of possible future outcomes. Because the valuation model considers a range of possible outcomes, compensation cost is recognized regardless of whether the market condition is actually satisfied.

The assumptions used in estimating the fair value of the RTSR units granted during each year were as follows:

	Fiscal Year Ended June 30,
	2024			2023
Expected volatility	52%	-	57%	41%	-	47%
Expected life (in years)	2.5	-	3.0	2.4	-	2.9
Risk-free interest rates	4.0%	-	5.0%	3.0%	-	4.6%
Dividend yield	None			None
The following table summarizes activity in unvested RTSR units for the fiscal year ended June 30, 2024.

	RTSR Units	Weighted Average Grant-Date Fair Value
Target Number Unvested as of June 30, 2023	342,546	$82.36
Target Number Granted	326,062	39.52
Target Number Vested	190	63.13
Target Number Cancelled/forfeited	81,389	63.42
Target Number Unvested as of June 30, 2024	587,029	$51.98
As of June 30, 2024, $55 million of unrecognized compensation cost related to restricted stock units (including time-based, performance share and RTSR units) is expected to be recognized as expense over a weighted-average period of approximately 1.8 years. The weighted-average grant-date fair value of restricted stock units in fiscal 2024, 2023, and 2022 was $46.05 per share, $75.62 per share, and $109.63 per share, respectively. The fair value of restricted stock units vested in fiscal 2024, 2023, and 2022 was $27 million, $39 million, and $33 million, respectively.
15.    OTHER EXPENSE (INCOME), NET
The components of other expense (income), net for the fiscal years ended June 30, 2024, 2023, and 2022 are as follows:

	Fiscal Year Ended June 30,
(Dollars in millions)	2024	2023	2022
Other expense (income), net
Debt refinancing costs (1)	$—	$—	$4
Foreign currency losses (gains) (2)	20	(8)	33
Other (3)	4	1	(9)
Total other expense (income), net	$24	$(7)	$28
(1)    Debt financing costs for the fiscal year ended June 30, 2022 consists of $4 million of financing charges related to a tranche of U.S. dollar-denominated term loans under its senior secured credit facilities.
(2)    Foreign currency losses (gains) include both cash and non-cash transactions.
(3)    Other, for the fiscal year ended June 30, 2022 includes, in part, total realized and unrealized gain of $2 million, related to the fair value of the derivative liability associated with the formerly outstanding Series A Preferred Stock.
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
Supplemental information concerning the leases recorded in the Company’s consolidated balance sheet as of June 30, 2024 is detailed in the following table:

(Dollars in millions)	Line item in the consolidated balance sheet	Balance at June 30, 2024	Balance at June 30, 2023
Right-of-use assets:
Finance leases	Property, plant, and equipment, net	$252	$274
Operating leases	Other long-term assets	77	59

Current lease liabilities:
Finance leases	Current portion of long-term obligations and other short-term borrowings	20	18
Operating leases	Other accrued liabilities	13	11

Non-current lease liabilities:
Finance leases	Long-term obligations, less current portion	312	323
Operating leases	Other liabilities	$70	$55
The components of the net lease costs for the fiscal years ended June 30, 2024 and 2023 reflected in the Company’s consolidated statement of operations were as follows:

(Dollars in millions)	Fiscal Year Ended June 30, 2024	Fiscal Year Ended June 30, 2023
Financing lease costs:
Amortization of right-of-use assets	$30	$21
Interest on lease liabilities	21	17
Total	51	38

Operating lease costs	27	35
Variable lease costs	16	10
Total lease costs	$94	$83
The short-term lease cost amounted to $9 million, $10 million and $8 million during the fiscal year ended June 30, 2024, 2023 and 2022, respectively.

The weighted average remaining lease term and weighted average discount rate related to the Company’s right-of-use assets and lease liabilities as of June 30, 2024 are as follows:

Weighted average remaining lease term (years):
Finance leases	16.1
Operating leases	9
Weighted average discount rate:
Finance leases	6.2%
Operating leases	4.6%
Supplemental information concerning the cash-flow impact arising from the Company’s leases for the fiscal year ended June 30, 2024 recorded in the Company’s unaudited consolidated statement of cash flows is detailed in the following table (in millions):

	Fiscal Year Ended June 30, 2024	Fiscal Year Ended June 30, 2023	Fiscal Year Ended June 30, 2022
Cash paid for amounts included in lease liabilities:
Financing cash flows used for finance leases	$19	$19	$15
Operating cash flows used for finance leases	16	15	11
Operating cash flows used for operating leases	14	16	19

Non-cash transactions:
Right-of-use assets obtained in exchange for new finance lease liabilities	57	133	59
Right-of-use assets obtained in exchange for new operating lease liabilities	$38	$1	$31
As of June 30, 2024, the Company expects that its future minimum lease payments will become due and payable as follows:

(Dollars in millions)	Financing Leases	Operating Leases	Total
2025	$37	$17	$54
2026	39	15	54
2027	37	14	51
2028	34	13	47
2029	34	9	43
Thereafter	337	36	373
Total minimum lease payments	518	104	622
Less: interest	186	21	207
Total lease liabilities	$332	$83	$415
17.    COMMITMENTS AND CONTINGENCIES
Litigation
From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business, including, without limitation, inquiries and claims concerning environmental contamination as well as litigation and allegations in connection with acquisitions, product liability, manufacturing or packaging defects, and claims for reimbursement for the cost of lost or damaged active pharmaceutical ingredients, the cost of any of which could be significant. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company’s consolidated financial statements. The Company records a liability in its consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability and the amount of loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss to the extent necessary for its consolidated financial statements not to be misleading. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the Company’s consolidated financial statements. Any legal or other expenses associated with the litigation are accrued for as the expenses are incurred. The Company intends to vigorously defend itself against any such litigation and does not currently believe that the outcome of any such litigation will have a material adverse effect on the Company’s consolidated financial statements. In addition, the healthcare industry is highly regulated and government agencies continue to scrutinize certain practices affecting government programs and otherwise.

City of Warwick Retirement System Class Action

In February 2023, an alleged shareholder filed a complaint styled City of Warwick Retirement System v. Catalent, Inc., et al., No. 23-cv-01108, in New Jersey federal court against the Company and three of its then-officers (collectively, “the Warwick Defendants”) purportedly on behalf of a putative “class” consisting of persons who purchased or otherwise acquired Company securities between August 30, 2021 and October 31, 2022, inclusive. On September 15, 2023, the Warwick complaint was amended (together with the original complaint, the “Warwick Complaint”), which amended complaint expanded the class period to between August 30, 2021 and May 7, 2023, inclusive (the “Class Period”). The Warwick Complaint purports to assert claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended and the related regulations, alleging that, unbeknownst to investors, the Warwick Defendants purportedly engaged in accounting and channel stuffing schemes to pad the Company’s revenues and failed to disclose adverse facts that purportedly were known to or recklessly disregarded by the Warwick Defendants. Specifically, the Warwick Complaint alleges that the Warwick Defendants (i) overstated revenue and earnings by prematurely recognizing revenue in violation of U.S. GAAP; (ii) suffered material weaknesses in its internal control over financial reporting related to revenue recognition; (iii) falsely represented demand for its products while knowingly selling more product to its direct customers than could be sold to healthcare providers and end consumers; (iv) cut corners on safety and control procedures at key production facilities; (v) disregarded regulatory rules at key production facilities in order to rapidly produce excess inventory that was used to pad the Company’s financial results through premature revenue recognition in violation of U.S. GAAP or stuffing its direct customers with this excess inventory; and (vi) lacked a reasonable basis for their positive statements about the Company’s financial performance, outlook, and regulatory compliance during the Class Period. On November 15, 2023, the Warwick Defendants filed a motion to dismiss the Warwick Complaint. On June 28, 2024, the Court granted, in part, and denied, in part, the Company's motion to dismiss. The Warwick Defendants’ answer to the Warwick Complaint was filed on August 12, 2024. The Company believes that the Warwick Defendants have defenses to the remaining allegations and intends to vigorously defend against these allegations.

Husty Derivative Claim

In August 2023, an alleged shareholder filed a derivative complaint styled Husty et al. v. Carroll, et al., No. 23-cv-00891, in Delaware federal court against certain current and former members of the Company’s board of directors, (the “Husty Defendants”), and nominally against Catalent, Inc. The complaint mimics the allegations set out in the original complaint filed in the City of Warwick Retirement System action described above and claims that the alleged activities described there led to, and will continue to expose the Company to, costs and damages. On February 20, 2024, the court entered a stipulation staying the case pending the outcome of motion to dismiss that was filed in the City of Warwick Retirement System action. On April 23, 2024, the plaintiff voluntarily dismissed the action without prejudice.

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

Merger Related Claims

In connection with the proposed Merger, as disclosed below, three purported Catalent stockholders filed lawsuits alleging that certain disclosures made in the Proxy Statement were materially false and misleading: Garfield v. Barber, et al., C.A. No.

SOM-C 012027-24 (N.J. Super. Ct.), which was filed in the Superior Court of New Jersey; Moore v. Catalent, Inc., et al., No. 652403/2024 (N.Y. Sup. Ct.), which was filed in the Supreme Court of New York; and Clark v. Catalent, Inc., et al., No. 652407/2024 (N.Y. Sup. Ct.), which was filed in the Supreme Court of New York. The aforementioned lawsuits are collectively referred to as the “Actions.” The Actions alleged, among other things, that certain disclosures in the Proxy Statement filed in connection with the Merger Agreement omitted certain purportedly material information. The Garfield Action asserted violations of New Jersey Uniform Securities Law § 49:3-71 and negligent misrepresentation and concealment and negligence under New Jersey common law. The Moore and Clark Actions each asserted a single claim for breach of fiduciary duty. On May 17, 2024, the Garfield Action was voluntarily dismissed with prejudice. On June 26, 2024, the Moore and Clark Actions were voluntarily dismissed with prejudice.

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

Fire at Biologics Facility

During the three months ended December 31, 2023, the Company had a small fire at a facility in its Biologics segment. The fire activated the sprinkler systems, which then caused minor flooding in certain parts of the facility. The Company accrued $9 million for estimated damages, repairs, and lost inventory. The Company is insured for such incidents and has submitted claims for reimbursement. Proceeds from potential reimbursement are not included in the financial statements for the three and twelve months ended June 30, 2024.

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

At the effective time of the Merger (the “Effective Time”), each share of Common Stock, par value $0.01 per share, of the Company (such shares, collectively, the “Company Common Stock,” and each, a “Share”) that is issued and outstanding immediately prior to the Effective Time (other than any Shares held by (i) the Company, Parent or Merger Sub or any other direct or indirect wholly owned subsidiary of the Company or Parent immediately prior to the Effective Time, or (ii) a holder who has not voted in favor of the adoption of the Merger Agreement and is entitled to demand and properly demands appraisal of such Shares under the DGCL), will be converted automatically into the right to receive an amount in cash equal to $63.50 per Share, without interest (the “Merger Consideration”). The transaction values the Company at $16.50 billion on an enterprise value basis.

Consummation of the Merger is subject to customary closing conditions, including (i) receipt of certain governmental waivers, consents, clearances, decisions, declarations, approvals, and expirations of applicable waiting periods, including the expiration or early termination of the waiting period under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976, with respect to (A) the Merger and (B) the sale of three of the Company’s fill-finish sites (which are located in Anagni, Italy, Bloomington, Indiana USA, and Brussels, Belgium) and related assets from Novo Holdings to Novo Nordisk A/S (“Novo Nordisk”), of which Novo Holdings is the controlling shareholder (the “Carve-Out”), and (ii) the absence of any order, injunction or law prohibiting the Merger or the Carve-Out, in each case, without a Burdensome Condition (as defined in the Merger Agreement). Parent’s and Merger Sub’s obligations to close the Merger are also conditioned upon the absence of a Material Adverse Effect (as defined in the Merger Agreement) on the Company.

18. SEGMENT AND GEOGRAPHIC INFORMATION
The CODM evaluates the performance and allocates resources based upon a number of factors, the primary being its segment earnings before other (income) expense, impairments, restructuring costs, interest expense, income tax expense, and depreciation and amortization (“Segment EBITDA”).
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
The following table includes Segment EBITDA for each of the Company’s current reporting segments during the fiscal years ended June 30, 2024, 2023, and 2022:

(Dollars in millions)	Fiscal Year Ended June 30,
	2024	2023	2022
Segment EBITDA reconciled to net (loss) earnings:
Biologics	$272	$277	$777
Pharma and Consumer Health	597	548	589
Subtotal	$869	$825	$1,366
Reconciling items to net (loss) earnings
Unallocated costs (1)	$(1,153)	$(559)	$(286)
Depreciation and amortization	(489)	(422)	(378)
Interest expense, net	(254)	(186)	(123)
Income tax benefit (expense)	(16)	86	(80)
Net (loss) earnings	$(1,043)	$(256)	$499
(1)    Unallocated costs include restructuring and special items, stock-based compensation, gain (loss) on sale of subsidiary, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(Dollars in millions)	Fiscal Year Ended June 30,
	2024	2023	2022
Impairment charges and gain/loss on sale of assets (a)	$(29)	$(98)	$(31)
Stock-based compensation	(68)	(35)	(54)
Restructuring and other special items (b)	(178)	(98)	(55)
Pension settlement charges	(12)	—	—
Goodwill impairment charges (c)	(687)	(210)	—
Gain on sale of subsidiary	—	—	1
Other (expense) income, net (d)	(24)	7	(28)
Non-allocated corporate costs, net	(155)	(125)	(119)
Total unallocated costs	$(1,153)	$(559)	$(286)
(a)    Impairment charges and gain/loss on sale of assets for the fiscal year ended June 30, 2024 includes right-of-use asset impairment charges associated with under utilized facilities in our Biologics segment, obsolete equipment that could not be sold or repurposed in our Biologics segment and under utilized suites from a canceled project in our Pharma and Consumer Health segment.
For the fiscal year ended June 30, 2023, impairment charges are primarily associated with an idle facility in the Biologics segment and obsolete equipment that could not be sold or repurposed in the Pharma and Consumer Health segment. Further detail is provided below.

For the fiscal year ended June 30, 2023, the Company identified an indicator of impairment related to one of its facilities in the Biologics segment given the plans to pause any additional spend on site development due to a lack of demand, leading to a partial impairment charge of $54 million. The Company primarily utilized a market and income approach for real property and a cost approach for personal property to record the partial impairment on its idle facility. Impairment charges are recorded in Other operating expense in the consolidated statements of operations.
Also, in the fiscal year ended June 30, 2023, the Company identified an indicator of impairment related to obsolete equipment from a terminated project in the Pharma and Consumer Health segment, leading to a full impairment charge of $18 million.
For the fiscal year ended June 30, 2022, impairment charges are primarily due to fixed asset impairment charges associated with dedicated equipment for a product the Company no longer manufactures in its Pharma and Consumer Health segment and obsolete equipment in its Biologics segment.
(b)    Restructuring and other special items during the fiscal year ended June 30, 2024 include restructuring charges associated with plans to reduce costs, consolidate facilities, and optimize our infrastructure across the organization. For further details on restructuring charges, see Note 6, Restructuring Costs to the Consolidated Financial Statements.
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
(c)    Goodwill impairment charges during the fiscal year ended June 30, 2024 were associated with the Company’s Consumer Health and Biomodalities reporting units, which are part of the Company’s Pharma and Consumer Health and Biologics segments, respectively. For further details, see Note 4, Goodwill to the Consolidated Financial Statements.
The goodwill impairment charges for the fiscal year ended June 30, 2023 was associated with the Company’s Consumer Health reporting unit. For further details, see Note 4, Goodwill.
(d)    Refer to Note 15, Other (income) expense, net for details of financing charges and foreign currency translation adjustments recorded within other (income) expense, net.

The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the consolidated balance sheets.
Total Assets

(Dollars in millions)	June 30, 2024	June 30, 2023
Biologics	$5,326	$5,746
Pharma and Consumer Health	4,643	4,867
Corporate and eliminations	(216)	164
Total assets	$9,753	$10,777
Capital Expenditures

	Fiscal Year Ended June 30,
(Dollars in millions)	2024	2023	2022
Biologics	$171	$346	$453
Pharma and Consumer Health	164	214	183
Corporate	16	34	30
Total capital expenditures (1)	$351	$594	$666
(1)    Include both cash and non-cash capital expenditures
Long Lived Assets

The following table presents long-lived assets—consisting of property, plant, and equipment, net of accumulated depreciation—by geographic area:

(Dollars in millions)	June 30, 2024	June 30, 2023
United States	$2,625	$2,758
Europe	828	765
Other	190	159
Total	$3,643	$3,682

For further details on segment and geographic information, see Note 2, Revenue Recognition.
19.    SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplemental balance sheet information at June 30, 2024 and June 30, 2023 is detailed in the following tables.
Inventories
Work-in-process and inventories include raw materials, labor, and overhead. Total inventories consist of the following:

(Dollars in millions)	June 30, 2024	June 30, 2023
Raw materials and supplies	$646	$781
Work-in-process	138	186
Total inventories, gross	784	967
Inventory cost adjustment	(210)	(190)
Total inventories	$574	$777

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

(Dollars in millions)	June 30, 2024	June 30, 2023
Prepaid expenses	$46	$53
Short-term contract assets	585	399
Spare parts supplies	29	24
Prepaid income tax	45	77
Non-U.S. value-added tax	60	38
Other current assets	48	42
Total prepaid expenses and other	$813	$633
Property, plant, and equipment, net
Property, plant, and equipment, net consist of the following:

(Dollars in millions)	June 30, 2024	June 30, 2023
Land, buildings, and improvements	$1,987	$1,887
Machinery and equipment	2,538	2,287
Furniture and fixtures	62	61
Construction in progress	971	1,043
Property, plant, and equipment, at cost	5,558	5,278
Accumulated depreciation	(1,915)	(1,596)
Property, plant, and equipment, net	$3,643	$3,682
Other long-term assets
Other long-term assets consist of the following:

(Dollars in millions)	June 30, 2024	June 30, 2023
Operating lease right-of-use-assets	$77	$59
Note receivable	56	53
Corporate-owned life insurance policies	48	41
Venture capital investments	47	36
Interest-rate swap	36	62
Pension assets	13	18
Long-term contract assets	17	18
Other	38	42
Total other long-term assets	$332	$329
Other accrued liabilities

Other accrued liabilities consist of the following:

(Dollars in millions)	June 30, 2024	June 30, 2023
Contract liability	$250	$167
Accrued employee-related expenses	181	160
Accrued expenses	115	134
Operating lease liabilities	13	11
Restructuring accrual	10	19
Accrued interest	37	35
Accrued income tax	16	44
Total other accrued liabilities	$622	$570
Allowance for credit losses
The rollforward of allowance for credit losses for the twelve months ended June 30, 2024 is as follows:

(Dollars in millions)	Allowance for credit losses
Balance, June 30, 2023	$46
Charges (Credits)	(6)
Write-offs	(17)
Balance, June 30, 2024	$23

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any control or procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective to accomplish their objectives at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2024. In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that, as of June 30, 2024, our internal control over financial reporting was not effective.

The effectiveness of our internal control over financial reporting as of June 30, 2024 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report, which is included in “Item 8. – Financial Statements and Supplementary Data.”

Material Weakness in Internal Control over Financial Reporting - Inventory Costing and Valuation

We did not maintain effective internal control over the accounting of inventory costing and valuation at our Bloomington, Indiana facility. Specifically, there was a lack of stability of personnel with the requisite expertise to effectively execute transactional controls related to inventory costing and valuation. When coupled with a manual inventory reconciliation processes and insufficient standard operating procedure documentation, the preparation and review of inventory costing and valuation manual journal entries at our Bloomington facility was not performed with the necessary level of technical competency to detect a material misstatement.

Plan to Remediate Material Weakness in Internal Control over Financial Reporting – Inventory Costing and Valuation

The Company, with oversight by the Audit Committee of the Board, is actively developing and implementing a comprehensive remediation plan that will include the following initiatives:

•We have established a Steering Committee to evaluate the processes and resourcing requirements specific to inventory costing and valuation.
•We have already engaged internal and temporary third-party resources with the appropriate level of technical knowledge and experience in accounting related inventory costing and valuation to complement the Bloomington site resources.
•We plan to hire develop and retain incremental full-time personnel at the Bloomington facility with the appropriate accounting expertise.
•We will review and update our processes to minimize the level of complexity and manual work required.
•We will create detailed process documentation related to inventory costing and valuation.
•We will provide training to personnel on our inventory costing and valuation processes

Remediated Material Weaknesses in Internal Control over Financial Reporting

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Remediation of Material Weakness in Internal Control over Financial Reporting – Contract Modifications

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

To remediate the material weakness described above, we hired additional technical accounting resources within the corporate controllership group. We also ensured that appropriate levels of our management, including our necessary technical accounting resources, are consulted before significant contract modifications are executed.

During the six months ended June 30, 2024, we completed the control enhancements and testing necessary to conclude that the material weakness was remediated.

Remediation of Material Weakness in Internal Control over Financial Reporting – Income Tax Provision

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

To remediate the material weakness described above, we updated our design of controls over the completeness and accuracy of inputs to the quarterly income tax provision calculations.

During the six months ended June 30, 2024, we completed the control enhancements and testing necessary to conclude that the material weakness was remediated.

Remediation of Material Weakness in Internal Control over Financial Reporting – Revenue Recognition

As previously disclosed, management identified during the preparation of our unaudited consolidated financial statements for the fiscal year ended June 30, 2023 a material weakness in our internal control over financial reporting relating to the year ended June 30, 2022. We did not maintain effective controls over the appropriateness of revenue recognition related to modifications of customer agreements at our Bloomington, Indiana facility. Specifically, we did not maintain effective controls to properly identify and assess the accounting treatment of modifications to arrangements that were accounted for under ASC 606, Revenue from Contracts with Customers. The reviewer had insufficient knowledge of the requirements of the ASC 606 revenue recognition accounting model, and therefore the review procedures were not performed with the necessary level of competence to prevent or detect a material misstatement on a timely basis.

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

To remediate the material weakness described above, we:

•Hired additional technical accounting resources within our Bloomington, Indiana site and within the corporate controllership group.
•Enhanced the design of our management review controls relating to the accounting for contract modifications, including offered concessions.
•Continued to provide additional training for our executive leadership team, and other critical customer-facing personnel, on revenue recognition principles, including contract modifications relating to offered concessions.

During the six months ended June 30, 2024, we completed the control enhancements and testing necessary to conclude that the material weakness was remediated.

Remediation of Material Weakness in Internal Control over Financial Reporting – Consolidated Financial Statement Close Process

As previously disclosed, management identified during the preparation of our audited consolidated financial statements for the year ended June 30, 2023 a material weakness in our internal control over financial reporting. We did not maintain effective internal control over the evaluation and accounting of certain complex and non-routine transactions. Due to an insufficient complement of technical resources within its corporate accounting function, management was unable to complete its evaluation of certain complex non-routine transactions in a timely manner. Specifically, management did not adequately prepare and maintain sufficient evidence of management’s review of (i) significant assumptions, relating to the interim goodwill and long-lived assets impairment assessments as of March 31, 2023, (ii) the evaluation of indicators and assessment of impairment of goodwill and long-lived assets as of June 30, 2023 and (iii) the evaluation of the accounting, measurement and disclosure of events occurring subsequent to the balance sheet date, specifically management’s evaluation of disclosure and the related measurement of a goodwill impairment charge.

To remediate the material weakness described above, we:

•Engaged temporary third-party resources with the appropriate level of technical knowledge and experience in accounting related to complex non-routine transactions and the related internal control activities to complement the existing corporate accounting resources;
•Continued to hire, develop and retain incremental full-time personnel with appropriate accounting and internal controls expertise;
•Reviewed and updated (as appropriate) our methodologies, policies and procedures designed to ensure we are able to more timely address our evaluation of complex non-routine transactions, including the related evidence of management’s review of the significant assumptions used in those evaluations; and
•Reviewed and updated (as appropriate) our training programs related to the relevant internal control over financial reporting matters pertaining to complex non-routine transactions.

During the six months ended June 30, 2024, we completed the control enhancements and testing necessary to conclude that the material weakness was remediated.

Remediation of Material Weakness in Internal Control over Financial Reporting – Inventory Reconciliation

As previously disclosed, management identified during the preparation of our audited consolidated financial statements for the year ended June 30, 2023 a material weakness in our internal control over financial reporting. We did not maintain effective internal controls over inventory reconciliation at our Baltimore, Maryland facility. Specifically, we did not implement and design controls at an appropriate level of precision to (i) properly recognize certain third party costs on the balance sheet separately from the inventory balance, (ii) properly and timely update our perpetual inventory subledger to value inventory at lower of cost or market, and (iii) reconcile our perpetual inventory subledger to the related general ledger accounts.

To remediate the material weakness described above, we have updated our design of controls for the valuation of inventory at our Baltimore location and provided additional training to the control owners.

During the six months ended June 30, 2024, we completed the control enhancements and testing necessary to conclude that the material weakness was remediated.

Changes in Internal Control over Financial Reporting

We are taking actions to complete the remediation of the remaining material weakness relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

During the fiscal quarter ended June 30, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(a) of Regulation S-K).
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will either be (i) incorporated herein by reference to our definitive proxy statement for our annual meeting of shareholders or (ii) included in an amendment to this Form 10-K, in each case, filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will either be (i) incorporated herein by reference to our definitive proxy statement for our annual meeting of shareholders or (ii) included in an amendment to this Form 10-K, in each case, filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will either be (i) incorporated herein by reference to our definitive proxy statement for our annual meeting of shareholders or (ii) included in an amendment to this Form 10-K, in each case, filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will either be (i) incorporated herein by reference to our definitive proxy statement for our annual meeting of shareholders or (ii) included in an amendment to this Form 10-K, in each case, filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will either be (i) incorporated herein by reference to our definitive proxy statement for our annual meeting of shareholders or (ii) included in an amendment to this Form 10-K, in each case, filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)    Financial Statements. The Financial Statements listed in the Index to Financial Statements are filed under Item 8 Financial Statements and Supplementary Data of this Annual Report.
(a)(2)    Financial Statements Schedule. The valuation allowance for credit losses is not material to the Company’s consolidated balance sheets.
Deferred Tax Assets - Valuation Allowance

(Dollars in millions)	Beginning Balance	Current Period (Charge) Benefit	Deductions and Other	Ending Balance
Fiscal year ended June 30, 2022
Tax valuation allowance	$(65)	$(94)	$10	$(149)

Fiscal year ended June 30, 2023
Tax valuation allowance	$(149)	$(5)	$(5)	$(159)

Fiscal year ended June 30, 2024
Tax valuation allowance	$(159)	$(156)	$—	$(315)
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

2.2	Agreement and Plan of Merger, dated as of February 5, 2024, by and among the Company, Creek Parent, Inc., and Creek Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on February 5, 2024).

3.1
Fourth Amended and Restated Certificate of Incorporation of Catalent, Inc., as filed with the Secretary of State of the State of Delaware on October 28, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 2, 2021).

3.2	Bylaws of Catalent, Inc., effective February 2, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on February 7, 2023).

4.1	Indenture, dated June 27, 2019, by and among Catalent Pharma Solutions, Inc., the subsidiary guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 27, 2019).

4.1.1	Form of 5.00% Senior Notes due 2027 (included as part of Exhibit 4.1 above).

4.2	Indenture, dated March 2, 2020, by and among Catalent Pharma Solutions, Inc., the subsidiary guarantors named therein, Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as principal paying agent, and Deutsche Bank Luxembourg S.A., as transfer agent and registrar (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 3, 2020).

4.2.1	Form of 2.375% Senior Notes due 2028 (included as part of Exhibit 4.2 above).

4.3	Indenture, dated February 22, 2021, by and among Catalent Pharma Solutions, Inc., the subsidiary guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 21, 2021).

4.3.1	Form of 3.125% Senior Notes due 2029 (included as part of Exhibit 4.3 above).

4.4
Indenture, dated September 29, 2021, by and among Catalent Pharma Solutions, Inc., the subsidiary guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 29, 2021).

4.4.1	Form of 3.500% Senior Notes due 2030 (included as part of Exhibit 4.4 above).

4.5	Description of the Company’s Capital Stock (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2022).

10.1	Amended and Restated Credit Agreement, dated as of May 20, 2014, relating to the Credit Agreement, dated as of April 10, 2007, as amended, among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc., as the administrative agent, collateral agent and swing line lender and other lenders as parties thereto (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Current Report on Form 8-K filed on May 27, 2014).

10.1.1	Amendment No. 1, dated December 1, 2014 to Amended and Restated Credit Agreement, dated as of May 20, 2014 among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc., as the administrative agent, collateral agent and swing line lender and other lenders as parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 2, 2014).

10.1.2	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of December 9, 2016, by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc. as administrative agent, collateral agent and swing line lender and the lenders party thereto, which amends that certain Amended and Restated Credit Agreement, dated as of May 20, 2014 (as amended), by and among Catalent Pharma Solutions, Inc. PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc. and JP Morgan Chase Bank, N.A. as L/C Issuers, the other lenders party thereto and the other agents party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2016).

10.1.3	Amendment No. 3 to Amended and Restated Credit Agreement, dated as of October 18, 2017, by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and swing line lender and the lenders party thereto, which amends that certain Amended and Restated Credit Agreement, dated as of May 20, 2014 (as amended), by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc. and JPMorgan Chase Bank, N.A., as L/C Issuers, the other lenders party thereto and the other agents party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 18, 2017).

10.1.4	Amendment No. 4 to Amended and Restated Credit Agreement, dated as of May 17, 2019, by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and swing line lender and the lenders party thereto, which amends that certain Amended and Restated Credit Agreement, dated as of May 20, 2014 (as amended), by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc. and JPMorgan Chase Bank, N.A., as L/C Issuers, the other lenders party thereto and the other agents party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 22, 2019).

10.1.5	Amendment No. 5 to Amended and Restated Credit Agreement, dated as of February 22, 2021, by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, JP Morgan Chase Bank, N.A., as the administrative agent, collateral agent, swing line lender, and letter of credit issuer, and the lenders and other parties thereto, which amends that certain Amended and Restated Credit Agreement, dated as of May 20, 2014 (as amended), by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, JP Morgan Chase Bank, N.A., as the successor administrative agent, collateral agent, swing line lender, and letter of credit issuer, and the lenders and other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 22, 2021).

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

10.1.7	Amendment No. 7 to Amended and Restated Credit Agreement, dated as of November 22, 2022, by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, JP Morgan Chase Bank, N.A., as the administrative agent, collateral agent, swing line lender, and letter of credit issuer, and the lenders and other parties thereto, which amends that certain Amended and Restated Credit Agreement, dated as of May 20, 2014 (as amended), by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, JP Morgan Chase Bank, N.A., as the successor administrative agent, collateral agent, swing line lender, and letter of credit issuer, and the lenders and other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2022).

10.1.8	Amendment No. 8 to Amended and Restated Credit Agreement, dated as of June 27, 2023, by JP Morgan Chase Bank, N.A., as the administrative agent, which amends that certain Amended and Restated Credit Agreement, dated as of May 20, 2014 (as amended), by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, JP Morgan Chase Bank, N.A., as the administrative agent, collateral agent, swing line lender, and letter of credit issuer, and the lenders and other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 27, 2023).

10.1.9	Amendment No. 9 to Amended and Restated Credit Agreement, dated as of September 27, 2023, by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, JPMorgan Chase Bank, N.A., as the administrative agent, collateral agent, swing line lender, and letter of credit issuer, and the lenders and other parties thereto, which amends that certain Amended and Restated Credit Agreement, dated as of May 20, 2014 (as amended), by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, JPMorgan Chase Bank, N.A., as the successor administrative agent, collateral agent, swing line lender, and letter of credit issuer, and the lenders and other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2023).

10.1.20	Amendment No. 10 to Amended and Restated Credit Agreement, dated as of November 22, 2023, by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, JPMorgan Chase Bank, N.A., as the administrative agent, collateral agent, swing line lender, and letter of credit issuer, and the lenders and other parties thereto, which amends that certain Amended and Restated Credit Agreement, dated as of May 20, 2014 (as amended), by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, JPMorgan Chase Bank, N.A., as the successor administrative agent, collateral agent, swing line lender, and letter of credit issuer, and the lenders and other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 27, 2023).

10.1.11	Amendment No. 11 to Amended and Restated Credit Agreement, dated as of December 19, 2023, by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, JPMorgan Chase Bank, N.A., as the administrative agent, collateral agent, swing line lender, and letter of credit issuer, and the lenders and other parties thereto, which amends that certain Amended and Restated Credit Agreement, dated as of May 20, 2014 (as amended), by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, JPMorgan Chase Bank, N.A., as the successor administrative agent, collateral agent, swing line lender, and letter of credit issuer, and the lenders and other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 19, 2023).

10.2	Intellectual Property Security Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc., PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Therein and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.21 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007).

10.2.1	Intellectual Property Security Agreement Supplement, dated as of July 1, 2008, to the Intellectual Property Security Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc., PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Therein and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.28 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K filed on September 29, 2008).

10.3	Stockholders’ Agreement, dated as of May 17, 2019, by and among Catalent, Inc., Green Equity Investors VII, L.P., Green Equity Investors Side VII, L.P., LGP Associates VII-A LLC and LGP Associates VII-B LLC (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2019).

10.4	Registration Rights Agreement, dated as of May 17, 2019, by and among Catalent, Inc., Green Equity Investors VII, L.P., Green Equity Investors Side VII, L.P., LGP Associates VII-A LLC and LGP Associates VII-B LLC (incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 22, 2019).

10.4.1	Amendment to Registration Rights Agreement, dated as of April 17, 2024, by and among Catalent, Inc., Green Equity Investors VII, L.P., Green Equity Investors Side VII, L.P., LGP Associates VII-A LLC and LGP Associates VII-B LLC *

10.5	Cooperation Agreement, dated as of August 28, 2023, by and among Elliott Investment Management L.P., a Delaware limited partnership, Elliott Associates, L.P., a Delaware limited partnership, and Elliott International, L.P., a Cayman Islands limited partnership, and Catalent, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 29, 2023).

10.6	Catalent, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 5, 2014). †

10.7	Catalent, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2018). †

10.7.1	Amendment No.1 to Catalent, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 26, 2024). †

10.7.2	Form of Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.6.1 to the Company’s Annual Report on Form 10-K filed on December 8, 2023). †

10.7.3	Form of 2018 Omnibus Incentive Plan Restricted Stock Unit Agreement for Employees (incorporated by reference to Exhibit 10.6.2 to the Company’s Annual Report on Form 10-K filed on December 8, 2023). †

10.7.4	Form of 2018 Omnibus Incentive Plan Option Agreement for Employees (incorporated by reference to Exhibit 10.6.3 to the Company’s Annual Report on Form 10-K filed on December 8, 2023). †

10.7.5	Form of 2018 Omnibus Incentive Plan Performance Share Unit Agreement for Employees †*(incorporated by reference to Exhibit 10.6.4 to the Company’s Annual Report on Form 10-K filed on December 8, 2023). †

10.8
Catalent Pharma Solutions, Inc. Deferred Compensation Plan, as amended and restated effective October 1, 2022 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2022). †

10.9	Management Incentive Plan Summary for the fiscal year ending June 30, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2022). †

10.10	Form of Severance Agreement between US-based executive officers and Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on December 8, 2023). †*

10.10.1	Form of Severance Agreement between non-US-based executive officers and Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 10.9.1 to the Company’s Annual Report on Form 10-K filed on December 8, 2023). †*

10.11	Form Retention Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 29, 2024). †

10.12	Employment Agreement, dated January 4, 2022, by and between Catalent, Inc. and Alessandro Maselli (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2022).

10.13	Employment Agreement, dated August 28, 2023, between John Greisch and Catalent, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2024). †

10.14	Offer letter, dated July 7, 2022, between Aristippos Gennadios and Catalent, Inc. (incorporated by reference to Exhibit 10.13.1 to the Company’s Annual Report on Form 10-K filed on August 29, 2022). †

10.15	Offer letter, dated January 11, 2024, between Michael J. Hatzfeld, Jr. and Catalent, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2024). †

10.16	Offer letter, dated July 1, 2022, by and between Catalent, Inc. and Ricky Hopson (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on December 8, 2023). †

10.16.1	Offer letter, dated May 1, 2023, by and between Catalent, Inc. and Ricky Hopson (incorporated by reference to Exhibit 10.17.1 to the Company’s Annual Report on Form 10-K filed on December 8, 2023). †

10.16.2	Amendment to Offer letter, dated August 14, 2023, by and between Catalent, Inc. and Ricky Hopson (incorporated by reference to Exhibit 10.17.2 to the Company’s Annual Report on Form 10-K filed on December 8, 2023). †

10.17	Amended and Restated Employment Agreement, dated January 4, 2022, by and between Catalent, Inc. and John R. Chiminski (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 5, 2022). †

10.18	Offer letter, dated May 10, 2021, between Thomas Castellano and Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2021). †

10.18.1	Offer letter, dated July 27, 2022, by and between Catalent, Inc. and Thomas Castellano (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2022). †

10.19	Offer letter, dated July 7, 2022, between Steven Fasman and Catalent, Inc. (incorporated by reference to Exhibit 10.12.1 to the Company’s Annual Report on Form 10-K filed on August 29, 2022). †

10.20	Employment Agreement, dated October 8, 2019, by and between Catalent Pharma Solutions GmbH and Manja Boerman (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on December 8, 2023). †

10.20.1	Long Term International Assignment Letter, dated October 10, 2022, by and between Catalent Pharma Solutions LLC and Manja Boerman (incorporated by reference to Exhibit 10.18.1 to the Company’s Annual Report on Form 10-K filed on December 8, 2023). †

10.20.2	Termination Agreement, dated as of December 28, 2023, by and between Catalent Pharma Solutions GmbH and Manja Boerman (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2024). †

16.1	Letter from Ernst & Young LLP, dated March 1, 2024 (incorporated by reference to Exhibit 16.1 in the Company’s Current Report on Form 8-K filed on March 1, 2024)

19.1	Insider Trading Policy*

21.1	Subsidiaries of the Registrant. *

23.1	Consent of Ernst & Young LLP. *

23.2	Consent of Grant Thornton LLP. *

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

97.1	Catalent, Inc. Executive Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on December 8, 2023)

101.1	The following materials are formatted in inline XBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statement of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements. *

104	The cover page of this Annual Report on Form 10-K, formatted as Inline XBRL and contained in Exhibit 101.1.
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

CATALENT, INC.

Date:	September 6, 2024	By:	/s/ MICHAEL HATZFELD
Michael Hatzfeld
Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALESSANDRO MASELLI	President and Chief Executive Officer (Principal Executive Officer) and Director	9/6/2024
Alessandro Maselli

/s/ MATTI MASANOVICH	Senior Vice President & Chief Financial Officer	9/6/2024
Matti Masanovich	(Principal Financial Officer)

/s/ MICHAEL HATZFELD	Vice President and Chief Accounting Officer	9/6/2024
Michael Hatzfeld

/s/ JOHN J. GREISCH	Executive Chair	9/6/2024
John J. Greisch

/s/ MICHAEL J. BARBER	Director	9/6/2024
Michael J. Barber

/s/ STEVEN BARG	Director	9/6/2024
Steven Barg

/s/ J. MARTIN CARROLL	Director	9/6/2024
J. Martin Carroll

/s/ ROLF CLASSON	Director	9/6/2024
Rolf Classon

/s/ FRANK D'AMELIO	Director	9/6/2024
Frank A. D'Amelio

/s/ GREGORY T. LUCIER	Director	9/6/2024
Gregory T. Lucier

/s/ DONALD E. MOREL, JR.	Director	9/6/2024
Donald E. Morel, Jr.

/s/ STEPHANIE OKEY	Director	9/6/2024
Stephanie Okey

/s/ MICHELLE RYAN	Director	9/6/2024
Michelle R. Ryan

/s/ JACK STAHL	Director	9/6/2024
Jack Stahl