Form 10-K/A
period 2024-06-30
Catalent, Inc.
filed 2024-10-25
CIK 1596783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE S ECU RITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number:
001-36587

CATALENT, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8737688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

14 Schoolhouse Road Somerset, New Jersey	08873
(Address of principal executive offices)	(Zip Code)
(732)
537-6200
(Registrant’s telephone number, including area code)

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
common equity held by
non-affiliates
was $8.10 billion.
As of October 23, 2024, Catalent, Inc. had 181,511,586 shares of the common stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE
Catalent, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form
10-K
for the fiscal year ended June 30, 2024 as filed with the Securities Exchange Commission (the “SEC”) on September 6, 2024 (the “Original Form
10-K”),
to provide the information required by Part III of Form
10-K.
This information was previously omitted from the Original Form
10-K
in reliance on the General Instructions to Form
10-K,
which permits the information in Part III to be incorporated in Form
10-K
by reference from the registrant’s definitive proxy statement or included in an amendment to Form
10-K,
in either case filed with the SEC no later than 120 days after the end of the fiscal year.
Pursuant to Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are being filed and furnished, respectively, as exhibits to this Amendment No. 1 under Item 15 of Part IV. Because this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K
under the Exchange Act, paragraphs 4 and 5 of the Section 302 certifications have been omitted. As a result, Item 15 of Part IV has been amended to reflect the filing and furnishing of these new certifications, and to reflect the filing of compensatory agreements relating to individuals who became a named executive officer for the first time.
Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the financial position, results of operations, cash flows, or other information contained or incorporated in, including the exhibits thereto, the Original Form
10-K,
nor does it reflect events occurring after the filing of the Original Form
10-K.
Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form
10-K
and with our other filings made with the SEC subsequent to the filing of the Original Annual Report.
In this Amendment No. 1, we provide our website address, www.catalent.com, to disclose that certain information is available on our website. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Amendment No. 1, and references to our website address in this Amendment No. 1 are inactive textual references only.

CATALENT, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K/A (Amendment No. 1)

For the Fiscal Year Ended June 30, 2024

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Regarding Directors

Set forth below is certain information with respect to our current directors as of October 21, 2024.

Michael J. Barber Director since 2021 Age: 64 Committees: • Compensation and Leadership • Nominating and Corporate Governance	Michael J. Barber has been a member of the Board since April 2021. He retired as the Chief Diversity Officer for General Electric Company in January 2022. During his forty-year career at GE, Mr. Barber held a variety of progressively senior roles in engineering, operations, and product management, including service as President and CEO of GE Molecular Imaging and Computed Tomography from 2016 until 2020; as Chief Engineer, GE Healthcare and Chief Operating Officer, GE Healthcare Systems from 2013 until 2015; as VP and General Manager, Molecular Imaging, GE Healthcare in 2012; as Vice President, healthymagination (GE Corporate) from 2009 until 2011; and as Vice President and CTO, GE Healthcare from 2007 until 2008. Among other prestigious awards, he was named a “Master of Innovation” by Black Enterprise in 2009 and elected a Fellow of the American Institute of Medical and Biological Engineering in 2014. He served as a director of Talix, Inc. from 2017 until it was acquired by Edifecs in 2021, and served as a director of Healthline, Inc. from 2009 until its acquisition by Summit Partners in 2016. He also served as a board member of the National Action Council for Minorities in Engineering (NACME) from 2009 until 2022. He also serves on the Board of the Green Bay Packers Football Club and Chairs the Foundation Committee. Mr. Barber received a B.S. in electrical engineering and an honorary doctorate in engineering from the Milwaukee School of Engineering, where he also serves as a Regent.

Steven K. Barg Director since 2023 Age: 62 Committees: • Quality & Regulatory Compliance • Strategic and Operational Review	Steven Barg has been a member of the Board since September 2023. Mr. Barg is Global Head of Engagement at Elliott. Prior to joining Elliott in February 2020, Mr. Barg spent 30 years in investment banking, most recently as a Participating Managing Director at Goldman Sachs. During his time at Goldman Sachs, Mr. Barg established and led what became the firm’s Global Activism and Shareholder Advisory practice; founded and led the M&A Capital Markets practice; and ran Asian Equity Capital Markets in Hong Kong. In addition, Mr. Barg served on both the Asian and Global Equity Commitments Committees and was Global Head of Diversity for the Investment Banking Division. Prior to joining Goldman Sachs, Mr. Barg served as a Managing Director in Equity Capital Markets at UBS and Credit Suisse, with postings in New York, Hong Kong, and London. Mr. Barg has served on the Board of Directors of Cardinal Health since September 2022. Mr. Barg holds an M.B.A. from the Stanford University Graduate School of Business and a B.A. from Wesleyan University. In addition, Mr. Barg was a Henry Luce Scholar in Hong Kong and a Coro Fellow in Public Affairs in New York.

J. Martin Carroll Director since 2015 Age: 75 Committees: • Compensation and Leadership • Nominating and Corporate Governance • Quality and Regulatory Compliance (chair	J. Martin Carroll has been a member of the Board since July 2015 and served as our lead independent director from October 2021 to June 2023 and our non-executive Chair from July 2023 to August 2023. He served as President and Chief Executive Officer of Boehringer Ingelheim Corporation and of Boehringer Pharmaceuticals, Inc. from 2003 until 2011 and as Head, Corporate Strategy and Development of Boehringer Ingelheim GmbH from 2012 until his retirement in 2013. He served as a director of Boehringer Ingelheim Corporation from 2003 until December 2012. Mr. Carroll joined the Boehringer Ingelheim organization in 2002 as President of Boehringer Pharmaceuticals, Inc. Mr. Carroll worked at Merck & Company, Inc. from 1976 to 2001. From 1972 to 1976, he served in the United States Air Force where he attained the rank of Captain. Mr. Carroll has been chairperson of the board of directors of Esperion Therapeutics since June 2022. He served as a director of Durata Therapeutics, Inc. from August 2014 until November 2014 when it was acquired by Actavis, as a director of Vivus, Inc. from May 2013 until September 2014, as a director of Therapeutics MD from March 2015 until December 2021, and as a director of Mallinckrodt plc from June 2013 until May 2022. He also served as a director of Inotek from April 2016 to June 2016 and as Chairman of its Board from June 2016 until January 2018 when Inotek was sold to Rocket Pharmaceutical. Mr. Carroll received a B.A. in accounting and economics from the College of the Holy Cross and an M.B.A. from Babson College. Mr. Carroll was granted a waiver, which will end at our 2025 Annual Meeting of Shareholders, from the resignation obligation imposed by our Corporate Governance Guidelines on directors over the age of 75.

Rolf Classon Director since 2014 Age: 79 Committees: • Audit • Compensation and Leadership • Nominating and Corporate Governance (chair)	Rolf Classon has been a member of the Board since August 2014. From October 2002 until his retirement in July 2004, Mr. Classon was Chairman of the Executive Committee of Bayer HealthCare AG, a subsidiary of Bayer AG. He served as President of Bayer Diagnostics from 1995 to 2002 and as Executive Vice President of Bayer Diagnostics from 1991 to 1995. Prior to 1991, Mr. Classon held various management positions with Pharmacia Corporation. Mr. Classon currently serves as the Chairman of Bico AB. Mr. Classon served as Vice Chairman of the Supervisory Board of Fresenius Medical Care AG & Co. KGaA through December 2023. He was previously Chairman of the Board of Directors of Perrigo Company plc from 2018 to 2022, having joined that board as a director in 2017, and Chairman of the Board of Directors of Tecan Group Ltd., serving from 2009 until April 2018. Mr. Classon served as Chairman of the Board of Directors of Hill-Rom Corporation from 2006 until March 2018, also serving as Vice Chairman of the Board from 2003 through May 2005 and as interim chief executive officer from May 2005 until March 2006. From 2005 to 2015, Mr. Classon served as Chairman of the Board of Directors of Auxilium Pharmaceuticals, Inc., and as Vice Chairman from March 2005 to April 2005. He also previously served as a director of Sequanna Medical AG from 2016 to 2017; of Aerocrine AB, Stockholm from 2013 to 2015; of Millipore Corporation from 2005 to 2010; of Prometheus Laboratories Inc. from 2004 to 2010; and of Enzon Pharmaceuticals Inc. from 1997 to 2011. Mr. Classon received his Chemical Engineering Certificate from the Gothenburg School of Engineering and a Business Degree from the Gothenburg University. Mr. Classon was granted a waiver, which will end at our 2025 Annual Meeting of Shareholders, from the resignation obligation imposed by our Corporate Governance Guidelines on directors over the age of 75.

Frank D’Amelio Director since 2023 Age: 66 Committees: • Compensation & Leadership • Quality & Regulatory Compliance	Frank D’Amelio has been a member of the Board since August 2023. Mr. D’Amelio is the former Chief Financial Officer and Executive Vice President, Global Supply, of Pfizer Inc. where he was responsible for all corporate finance functions including audit, controllers, tax, and treasury, as well as global supply. Prior to joining Pfizer, Mr. D’Amelio served as Senior Executive Vice President of Integration and Chief Administrative Officer of Alcatel-Lucent, responsible for the 2006 Alcatel-Lucent merger as well as procurement, real estate, IT, and supply chain. Prior to that, Mr. D’Amelio was the Chief Operating Officer of Lucent Technologies, responsible for leading business operations, including sales, the product groups, the services business, the supply chain, information technology operations, human resources, and labor relations. In 2001, he was appointed Executive Vice President and Chief Financial Officer of Lucent. In addition, Mr. D’Amelio held a number of roles while at Lucent Technologies, and before that, served in a variety of positions while at AT&T, including CFO, Transmission Systems and Controller, Network Systems. Mr. D’Amelio has served on the Board of Directors of Humana since September 2003, where he currently serves as Chair of the Audit Committee, on the Board of Directors of Zoetis, Inc. since July 2012, and on the Board of Directors of Hewlett Packard Enterprise since January 2023. He currently serves as a CFO in residence at the Deloitte CFO Academy. Mr. D’Amelio holds an M.B.A. in Finance from St. John’s University and a bachelor’s degree in Accounting from St. Peter’s College.

John J. Greisch Director since 2018 Executive Chair since August 2023 Age: 69 Committees: • Strategic and Operational Review (chair)	John Greisch has been a member of the Board since February 2018 and was appointed as Executive Chair on August 28, 2023. Mr. Greisch retired in May 2018 from his position as President and Chief Executive Officer of Hill-Rom Holdings, Inc., a position that he had held since 2010. Prior to that, Mr. Greisch was President International Operations for Baxter International, Inc., a position he held beginning in 2006. During his seven-year tenure with Baxter, he also served as Baxter’s Chief Financial Officer and as President of Baxter’s BioScience division. Before his time with Baxter, Mr. Greisch was President and Chief Executive Officer for FleetPride Corporation in Deerfield, Illinois, an independent after-market distribution company serving the transportation industry. Prior to his tenure at FleetPride, he held various positions at The Interlake Corporation, including serving as President of its Materials Handling Group. Mr. Greisch currently serves as chairman of the board of Viant Medical LLC, as chairman of the board of Discovery Life Sciences, and as lead independent director on the board of Carrier Corporation. He previously served on the boards of Cerner Corporation, Idorsia Pharmaceuticals Ltd., Hill-Rom Holdings, Inc., Actelion Ltd, and TomoTherapy, Inc. Additionally, he serves as a senior advisor to TPG Capital and is on the board of directors for Ann & Robert H. Lurie Children’s Hospital of Chicago. He received a Masters in Management from the Kellogg School of Management at Northwestern University and a B.S. degree from Miami University.

Gregory T. Lucier Director since 2015 Age: 60 Committees: • Audit • Compensation and Leadership (chair) • Strategic and Operational Review	Gregory T. Lucier has been a member of the Board since April 2015. Mr. Lucier is the chief executive officer of Corza Health, Inc. a company focused on acquiring healthcare companies and assets since April 2019. Prior to that, he served as Chairman and Chief Executive Officer of NuVasive, Inc., a medical device company, from 2015 to 2018. Before joining NuVasive, Mr. Lucier was Chairman and Chief Executive Officer of Life Technologies Corporation, a global biotechnology company, from May 2003 until it was acquired by Thermo Fisher Scientific Inc. in February 2014. Prior to that, Mr. Lucier was a corporate officer at General Electric Company, where he served in a variety of leadership roles. Mr. Lucier is chairman of Dentsply Sirona and a director at Maravai LifeSciences. He previously served as a director of Life Technologies Corporation from May 2003 to February 2014, of Carefusion Corporation from August 2009 until its sale to Becton Dickinson in March 2015, of Invuity, Inc. from October 2014 until its sale to Stryker in October 2018, and of Nuvasive from December 2013 to May 2021. Mr. Lucier received an M.B.A. from Harvard Business School and a B.S. in industrial engineering from Pennsylvania State University.

Alessandro Maselli Director since 2022 Age: 52	Alessandro Maselli was appointed Catalent’s President and Chief Executive Officer and joined the Board of Directors in July 2022. He previously served as the company’s President & Chief Operating Officer from February 2019 until July 2022. Mr. Maselli joined Catalent in 2010 as Director of Operations at Catalent’s pharmaceutical, nutritional and cosmetics plant in Aprilia, Italy. In 2013, he was appointed General Manager of Zydis® operations at Catalent’s facility in Swindon, U.K., in 2015 he became Vice President of Operations, Europe, for Catalent’s Drug Delivery Solutions business unit, and in 2016 he was named Catalent’s Senior Vice President, Global Operations. Prior to Catalent, Mr. Maselli held operational and business leadership roles at Alstom and SGS. From 1998 to 2006, he held roles of increasing responsibility from process engineer to operations director at ABB. Mr. Maselli began his career as an automation systems engineer in the food industry. A native of Italy, Mr. Maselli earned bachelor and master degrees in electronic engineering from La Sapienza University of Rome.

Donald E. Morel, Jr., Ph.D. Director since 2015 Age: 67 Committees: • Quality & Regulatory Compliance	Dr. Donald E. Morel has been a member of the Board since November 2015. Dr. Morel retired in June 2015 as Chairman of West Pharmaceutical Services, Inc., a leading manufacturer of packaging components and delivery systems for injectable drugs and healthcare products, a position he had held since March 2003. He also served as West’s Chief Executive Officer from April 2002 until April 2015 and as its President from April 2002 until June 2005. Currently, Dr. Morel serves as Chairman of the Board of Directors of the American Oncologic Hospital of the Fox Chase Cancer Center. He also serves as Chairman of the Board of Trustees of the Franklin Institute, a trustee of the University of Virginia Darden School Foundation, and an Emeritus Trustee of Lafayette College. Additionally, Dr. Morel has been a Director of Stevanato Group since September 2018 and of Integra LifeSciences Holdings Corporation from August 2013 through May 2023. Prior to that, he served as a Director of Kensey Nash Corporation from 2010 until 2012. Dr. Morel obtained a Master of Science degree and a Ph.D. in Materials Science from Cornell University and a Bachelor of Science degree in Engineering from Lafayette College.

Stephanie Okey Director since 2023 Age: 65 Committees: • Compensation & Leadership • Nominating & Corporate Governance	Stephanie Okey has been a member of the Board since August 2023. Ms. Okey is the former Senior Vice President, Head of North America, Rare Diseases, and U.S. General Manager, Rare Diseases at Genzyme, a Sanofi company, where she worked for 19 years in various executive management roles. By the time of her retirement in July 2015, Ms. Okey had acquired launch and commercialization experience with nine rare disease therapeutics and 4 large market therapeutics during her career. Prior to joining Genzyme, Ms. Okey served in various positions of increasing responsibility in the biopharmaceutical industry, having held roles in field sales and marketing at Bristol Myers Squibb and later Genentech, Inc. Ms. Okey is currently a member of the board of directors of PTC Therapeutics, Inc. and Crinetics Pharmaceuticals, Inc., both publicly traded biopharmaceutical companies. In addition, Ms. Okey previously served as a member of the board of directors of the California Life Sciences Association from October 2014 to January 2016, and on the board of directors of Albireo Pharma, Inc. from 2018 until its acquisition by Ipsen in March 2023. Ms. Okey holds a B.S. in Zoology from The Ohio State University and an M.S. in Immunology and Medical Microbiology from Wright State University. She has also completed executive training and education in manufacturing resource planning and organizational leadership.

Michelle R. Ryan Director since 2023 Age: 58 Committees: • Audit • Strategic and Operational Review	Michelle Ryan has been a member of the Board since August 2023. Ms. Ryan is the former Treasurer of Johnson & Johnson, where she worked for almost 30 years. As Treasurer, Ms. Ryan was responsible for providing financial oversight and insights to Johnson & Johnson’s M&A activities. Additionally, she was responsible for managing Johnson & Johnson’s global retirement assets, capital market transactions, and risk management activities. Prior to her role as Treasurer, Ms. Ryan worked in various financial leadership roles across Johnson & Johnson’s businesses, including as Chief Financial Officer of its Global Consumer Business and Chief Financial Officer of its Pharmaceutical Business of the Americas. Ms. Ryan has served on the board of directors of Aledade, Inc., a public benefit corporation helping independent practices, health centers, and clinics deliver better care to their patients and thrive in value-based care, since December 2021. Ms. Ryan received a B.S. in Accounting and an M.B.A. in Finance from the Wharton School of the University of Pennsylvania and is a Certified Public Accountant (inactive) and Certified Management Accountant (inactive).

Jack Stahl Director since 2014 Lead Independent Director since August 2023 Age: 71 Committees: • Audit (chair) • Strategic and Operational Review	Jack Stahl has been a member of the Board since August 2014 and was appointed as Lead Independent Director on August 28, 2023. Mr. Stahl was the President and Chief Executive Officer of Revlon Inc. from 2002 until his retirement in 2006. Prior to joining Revlon, Mr. Stahl served as President and Chief Operating Officer of The Coca-Cola Company from 2000 to 2001, having previously served in various management positions at that company, including Executive Vice President of The Americas Group and earlier as Chief Financial Officer, since joining it in 1979. Mr. Stahl is the chair of the board of directors of United Natural Food, Inc. and serves on the U.S. board of advisors of CVC Capital Partners. Additionally, he formerly served on the boards of Schering-Plough Corporation, Dr Pepper Snapple Group, Saks, Inc., Coty Inc., Ahold Delhaize, and Advantage Solutions LLC, Coca-Cola Enterprises, Coca-Cola Amatil Limited, and was chairman of the board of managers of New Avon LLC. Mr. Stahl holds a bachelor’s degree in economics from Emory University and a master’s degree from the Wharton School of Business at the University of Pennsylvania.

Information Regarding Executive Officers

Set forth below is certain information with respect to our current executive officers as of October 21, 2024.

Alessandro Maselli President and Chief Executive Officer Age: 52	Mr. Maselli’s biography is set forth above.

John J. Greisch Executive Chair Age: 69	Mr. Greisch’s biography is set forth above.

Matti Masanovich Senior Vice President and Chief Financial Officer Age: 52	Matti Masanovich was named Senior Vice President & Chief Financial Officer in July 2023. Prior to joining Catalent, Mr. Masanovich served as Executive Vice President & Chief Financial Officer of Tenneco Automotive from August 2020 until it was acquired by Apollo in November 2023. Previously he was Chief Financial Officer at Superior Industries International from September 2018 until August 2020 and General Cable Corporation from November 2016 until July 2018. Earlier in his career, Mr. Masanovich held finance leadership roles of increasing responsibility in a number of companies in the automotive industry, where he demonstrated a strong history of improvement and profitability and operating efficiency. Mr. Masanovich began his career with PricewaterhouseCoopers LLP. He has Bachelor of Commerce, Finance & Accounting and M.B.A. degrees from the University of Windsor and is a Chartered Accountant in Canada.

Lisa Evoli Senior Vice President and Chief Human Resources Officer Age: 55	Lisa Evoli was named Senior Vice President and Chief Human Resources Officer in August 2023. Prior to joining Catalent, Ms. Evoli served as Executive Vice President and Chief Human Resources Officer of Integra LifeSciences Holdings Corporation from January 2016 until July 2023. Prior to that, she served for over two decades in a number of senior HR leadership roles, including at TE Connectivity Ltd., Johnson & Johnson and Motorola. Ms. Evoli holds a bachelor’s degree in business administration from the California University of Pennsylvania and a master’s degree in human resources development from Villanova University.

Joseph A. Ferraro Senior Vice President, General Counsel, Chief Compliance Officer, and Secretary Age: 47	Joseph A. Ferraro was named Senior Vice President, General Counsel, Chief Compliance Officer, and Secretary in February 2023 and is responsible for managing Catalent’s global legal and compliance operations. Prior to joining Catalent, Mr. Ferraro served as Chief Legal Officer and Secretary for Innovate Corp. from September 2017 until October 2022, where he managed global legal and compliance operations. Prior to Innovate, Mr. Ferraro served as General Counsel and Deputy Chief Compliance Officer at Prospect Capital from October 2008 until August 2017, having previously spent his early career at two leading law firms, Sullivan & Cromwell and Boies, Schiller & Flexner, where he focused on corporate and securities law. Mr. Ferraro holds a Juris Doctor degree with honors from The Law School at the University of Chicago, where he was a managing editor of The University of Chicago Law Review, and a Bachelor of Arts cum laude in public and international affairs from Princeton University. He is NACD Directorship Certified®.

Aristippos Gennadios, Ph.D. Group President, Pharma & Consumer Health Age: 59	Aris Gennadios was named Group President, Pharma and Consumer Health in July 2022. Prior to that, he served as President of our Softgel & Oral Technologies business since September 2013 and, earlier, as Vice President and General Manager of Softgel Technologies. Dr. Gennadios has worked in the pharmaceutical industry since 1996 in roles including R&D, field sales, business development, operations, and leadership. He joined Catalent’s predecessor company, Cardinal Health, in 2002 and held several leadership posts within the softgel technologies business, including Global Vice President of Business Development for Softgel Technologies, General Manager of the Oral Development Center in Somerset, NJ, and Vice President and General Manager for Rx Softgel and Consumer Health products. Dr. Gennadios earned his bachelor’s degree in chemical engineering from the National Technical University of Athens, Greece and his master’s degree in agricultural engineering from Clemson University. Dr. Gennadios holds a doctorate in engineering from the University of Nebraska and an MBA from Wake Forest University.

Scott Gunther Senior Vice President, Quality & Regulatory Affairs Age: 57	Scott Gunther was named Senior Vice President of Quality & Regulatory Affairs in May 2017. Mr. Gunther joined Catalent in 2012 as Vice President, Quality and was responsible for overseeing the quality function for the United States and other countries with sites in the Drug Delivery Solutions business unit. He previously also concurrently served as an interim Vice President of Product Development for the DDS business unit. Prior to joining Catalent, Scott spent 22 years with Bristol-Myers-Squibb in various roles of increasing responsibility. In his last role at BMS, he held the position of Executive Director Quality Operations Americas, where he was responsible for quality operations at its manufacturing sites in the U.S., Puerto Rico, and Latin America. Scott holds a Bachelor of Science degree from the State University of New York at Buffalo and an MBA from Canisius College.

Michael Hatzfeld Vice President & Chief Accounting Officer Age: 52	Michael Hatzfeld was named Vice President & Chief Accounting Officer in January 2024. Prior to joining Catalent, Mr. Hatzfeld most recently served as Vice President of Finance and Corporate Controller of Superior Industries International, Inc. (NYSE: SUP) from December 2018 through January 2024. Prior to that, Mr. Hatzfeld held various accounting and finance positions with General Motors Company since 2011, including Controller, US Sales and Marketing Unit. Mr. Hatzfeld began his career in public accounting at Ernst & Young LLP. Mr. Hatzfeld holds a Bachelor of Science degree from Duquesne University and is a Certified Public Accountant.

Ricky Hopson President, Division Head for BioProduct Delivery, and Chief of Staff Age: 49	Ricky Hopson was named President, Division Head for BioProduct Delivery and Chief of Staff in August 2023. From July 2022 until August 2023, he was President, Division Head for Clinical Development and Supply. Concurrently, from April 2023 through July 2023, he served as Interim Chief Financial Officer. Prior to that, he served as Vice President & Chief Accounting Officer since June 2021. Mr. Hopson has been with Catalent for more than 20 years, serving in a variety of finance roles, including Vice President & Corporate Controller, Global Vice President, Operational Finance, and Vice President of Finance for two different business units. Mr. Hopson graduated from the University of Portsmouth and is a chartered management accountant in the U.K.

David McErlane Group President, Biologics Age: 51	David McErlane joined Catalent as Group President of Biologics in September 2023. Prior to joining Catalent, Mr. McErlane served as senior vice president and business unit head for Lonza’s Bioscience business from July 2021 to September 2023 - where he led strategy, sales, marketing, innovation, digital, and operations functions for this division while developing transformational business strategies, executing major investments to digitize the customer journey, and acquiring and integrating new technologies. Earlier in his career, Mr. McErlane held several leadership positions at MilliporeSigma from 2016 to 2021 and BioReliance from 2006 to 2016 after beginning his career as an engineering manager at Zeneca from 1990 to 1999. Mr. McErlane holds a bachelor’s degree in electronic systems engineering from Glasgow Caledonian University.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and beneficial owners of 10% or more of our shares of common stock to file reports with the SEC about their ownership of and transactions in our common stock. Based solely on our review of reports filed with the SEC and written representations from our executive officers and directors, we believe that all reports required to be filed under Section 16(a) during fiscal 2024 were timely filed, except for one Form 4 filed on July 7, 2023 for director J. Martin Carroll to report the grant of restricted stock units on July 1, 2023.

Insider Trading Arrangements and Policies

We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers and employees, as well as by Catalent itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and NYSE listing standards. The foregoing summary of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Insider Trading Policy attached to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (the “2024 Annual Report”) as Exhibit 19.1 and incorporated herein by reference.

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

Director Nomination Process

The Nominating and Corporate Governance Committee (the “Nominating Committee”) considers and recommends the annual slate of director nominees for approval by our Board. The Nominating Committee considers a number of factors and principles in making its recommendations, including the following:

•

individual qualifications, including strength of character, mature judgment, familiarity with our business and industry, independence of thought, an ability to work collegially, and all other factors it considers appropriate, which may include age, gender, and ethnic and racial background

•	existing commitments to other businesses or any other board of directors (or similar body)

•	potential conflicts of interest with other pursuits

•	legal considerations, such as antitrust issues

•	corporate governance background

•	varied and relevant career experience

•	relevant technical skills and education

•	relevant business or government acumen

•	financial and accounting background

•	executive compensation background

•	the size, composition, and combined expertise of the existing Board

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

Balanced mix of pay components and incentives. Our compensation program targets a market-based mix of cash and equity compensation, and of short- and long-term incentives. The principal elements of our program are base salary; performance-based annual bonus; and long-term equity awards, split 67/33 between performance-contingent (PSUs and stock options) and time-vested (RSUs).

Pay for Performance. We emphasize pay-for-performance to align executive compensation with our business strategy. Approximately 90% of the target total direct compensation of our CEO in 2024 was variable or performance-based.

Share Retention. Our Compensation and Leadership Committee (the “Compensation Committee”) has established stock ownership guidelines directing our executive officers to hold a multiple of annual salary in the form of shares of common stock in order to align management and shareholder interests.

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

Shareholder Say-on-Pay. At the 2023 Annual Meeting of Shareholders held in January 2024, our shareholders voted 97.31% in favor of our say-on-pay proposal, demonstrating their concurrence that our executive compensation program reflects a strong pay-for-performance orientation. In fiscal 2024, the Compensation Committee considered the outcome of the shareholder advisory vote when making decisions relating to the compensation of our named executive officers (“NEOs”) and our executive compensation program and policies.

Overview of 2024 Executive Compensation

2024 COMPENSATION CONSIDERATIONS

In fiscal 2024, we remained steadfast in our commitment to attract, motivate, retain, and reward our leadership team, and implemented strategic adjustments to our compensation programs to further enhance the flexibility and accountability of our leadership team. We revised the fiscal 2024 management incentive plan (“MIP”) for our executive leadership team (“ELT”), including our NEOs, by (1) eliminating the 30% individual performance factor, (2) increasing the business performance factor weighting to 100%, and (3) introducing an individual performance modifier for MIP payment adjustments (i) for the ELT, based on our CEO’s recommendations, and (ii) for each of the CEO and Executive Chair, based on the Compensation Committee’s evaluation of his contributions. Additionally, we introduced Free Cash Flow, as defined below, as a third performance metric for determining the business performance factor of the MIP for NEOs and certain employees with the business performance factor based on our consolidated financial results.

For fiscal 2024, the business performance factor payout percentage was initially determined to be 69% of target. With respect to the three performance metrics used to determine such business performance factor, our fiscal 2024 financial performance resulted in Budget-Based Revenue being up by 1.4%, Budget-Based EBITDA missing target at 9.4%, and Free Cash Flow below target resulting in a 0% payout (all three terms as defined below). As a result, the business performance-based compensation determined for and paid out in fiscal 2024 was below the target.

However, in light of certain qualitative and quantitative considerations presented by management, the Compensation Committee adjusted the business performance factor payout percentage from 69% to 93% of target for the entire Company. These qualitative and quantitative considerations included management:

1.	Successfully delivering the signing of a transformational deal with Novo Holdings, adding significant value to shareholders and setting up Catalent for a stronger, more secure future;

2.	Remediating regulatory inspection deficiencies, correcting operations at our Bloomington and BWI sites, and exiting the year returning toward normalized margins;

3.	Improving financial reporting and controls, including on-time filing of financials, remediating material weaknesses, increasing control robustness, and navigating a mid-year change in audit firm;

4.	Successfully delivering Free Cash Flow objectives;

5.	Making significant progress on difficult restructuring initiatives; and

6.	Upgrading critical leadership roles for retention purposes across the executive and senior leadership teams.

Additionally, our financial performance in fiscal 2024 resulted in materially lower payouts under the long-term incentive program compared to fiscal 2023 payouts. Our Relative Return PSUs, as described below, for the fiscal 2022-2024 performance period had a 0% payout, and our Adjusted EPS PSUs, as described below, for the same period vested at 0%. Similarly, the values of time-vested RSUs at their vesting in early fiscal 2025 were materially lower than their values at the time of their grant due to the decline in our stock price compared to early fiscal 2022 when they were awarded. As of the end of fiscal 2024, outstanding PSUs aligned to the fiscal 2023-2025 performance period are tracking meaningfully below target, while the fiscal 2024-2026 performance period PSUs are tracking above target.

EXECUTIVE PAY MIX FOR 2024

The majority of target total direct compensation for our NEOs during fiscal 2024 consisted of variable pay elements. The Compensation Committee believes this allocation aligns with our pay-for-performance compensation philosophy of motivating our NEOs to achieve our performance objectives in the short-term and to grow the business to create sustainable value for our shareholders in the long term.

(1)

Does not include other compensation, pension values and nonqualified deferred compensation earnings, which are shown in the Summary Compensation Table below. Mr. Maselli’s LTIP target remained at $5,500,000; however, he received a one-time increase in his long-term incentives which resulted in an LTIP target value of $6,875,000 for fiscal 2024, which is represented in the chart above.

(2)

Per the terms of Mr. Masanovich’s offer letter, his initial LTIP target is $5,000,000, which is represented in the chart above. In fiscal 2025, Mr. Masanovich’s LTIP target will be $2,500,000. Mr. Hopson’s LTIP target is $450,000; however, he received a one-time increase in his long-term incentives to recognize his role as Interim CFO resulting in an LTIP target value of $650,000 for fiscal 2024, which is represented in the chart above.

CEO 2024 TARGET DIRECT COMPENSATION OVERVIEW

BASE SALARY	• $925,000

MANAGEMENT INCENTIVE PLAN (MIP)	• $1,110,000 at target, equal to 120% of base salary

LONG-TERM INCENTIVE AWARD	• $6,875,000 in grant date fair market value awarded under our long-term incentive plan

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

EXECUTIVE COMPENSATION PROGRAM ELEMENTS

COMPONENT	DESCRIPTION	OBJECTIVES AND COMMENTS
Cash Compensation
Base Salary	Fixed cash compensation that is based on scope of responsibilities, experience, prior performance, and the pay practices of key competitors for executive-level talent.	• Attract, motivate, and retain superior talent. • Provide a fixed, baseline level of compensation. • Annual increase, if any, based on market positioning and individual performance.

Annual Bonus Opportunity: Management Incentive Plan (MIP)	Annual cash payment tied to our financial results.

•  Variable pay for short-term achievement of financial results and individual goals.

•  For fiscal 2024, 100% based on business performance: 60% based on Budget-Based EBITDA, 30% based on Budget-Based Revenue, and 10% based on Free Cash Flow (each as defined below)(1)

(1)

Note that “Budget-Based Revenue” and “Budget-Based EBITDA” are non-GAAP financial measures and subject to important limitations. For a discussion of these measures and how they reconcile to our results reported under U.S. GAAP, please see the heading “Non-GAAP Metrics” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (solely with respect to “Budget-Based Revenue”, “Budget-Based EBITDA”) and the heading “Non-GAAP Financial Measures” at the end of Item 11. Executive Compensation of this Annual Report. For the purposes of the MIP, “Free Cash Flow” is defined as the budget-based net cash provided by operating activities less cash flow due to acquisition of property, equipment, and other productive assets, as such terms are used in the Company’s audited consolidated statement of cash flows.

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

The Compensation Process

THE ROLE OF THE COMPENSATION COMMITTEE, ITS CONSULTANT, AND MANAGEMENT

The Compensation Committee oversees the compensation program for our CEO and our other executive officers, including our other NEOs. Management typically formulates new proposals concerning executive compensation, including, but not limited to salary levels, the form and content of various incentive or other compensation programs, and benefits such as healthcare and retirement programs (though management does not propose or otherwise participate in the setting of our CEO’s compensation). All management proposals as they relate to our NEOs are subject to Compensation Committee review and approval. The Compensation Committee has retained an independent consultant, FW Cook, to help it fulfill its responsibilities, including its review of management proposals. Among other things, FW Cook benchmarks compensation levels using available market data and trends and the Comparison Group approved by the Compensation Committee (see discussion of Comparison Group below). In compliance with the NYSE’s listing standards and SEC rules, the Compensation Committee in April 2024 conducted its annual independence assessment of FW Cook and concluded that it remains independent of management and that its work did not raise any conflict of interest.

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

THE USE OF MARKET DATA IN DETERMINING COMPENSATION

The Compensation Committee considers numerous factors as it formulates, reviews, and approves pay components and the overall structure of our executive compensation program. Among these factors are survey data, scoped to focus on companies with revenue comparable to ours, and the compensation practices of select peer companies, which we refer to as the “Comparison Group.” In January 2023, the Compensation Committee reviewed the Comparison Group that would be used to inform pay decisions for fiscal 2024. After reviewing the fifteen companies in the Comparison Group, the Compensation Committee determined not to make any changes because it concluded that the group continued be appropriate from a size and industry perspective, which included the observation that Catalent’s $4.8 billion trailing four-quarter revenue at the time was above the $3.9 billion peer median trailing four-quarter revenue at the time.

The fifteen companies in the Comparison Group that informed compensation decisions for fiscal 2024 were:

•	Agilent Tech

•	Align Tech

•	Boston Scientific

•	Biogen

•	Bio-Rad Labs

•	Cooper Cos

•	Hologic

•	Horizon plc

•	Incyte

•	Jazz Pharma plc

•	Mettler-Toledo

•	Perrigo plc

•	STERIS plc

•	West Pharma Services

•	Vertex Pharma

The Compensation Committee also considers other factors in addition to the market benchmarks, including individual executives’ tenure, proficiency in role, and criticality to our performance. The Compensation Committee concluded that our pay strategy is appropriate to assure the attraction and retention of top talent in a competitive market. While the Compensation Committee considers peer and market data, it does not target a specific market position when determining executive target compensation levels. In addition to referencing market data, as described above, the Compensation Committee considered prior year compensation history and compensation levels of other Company executives to provide context for fiscal 2024 executive compensation.

Details of Total Direct Compensation Elements

For fiscal 2024, compensation paid to our NEOs consisted of base salary; short-term incentive pay in the form of participation in the MIP; equity-based, long-term incentive awards subject to multi-year time- and performance-vesting criteria; and the opportunity to participate in certain benefit programs and other perquisites.

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

In previous fiscal years, each participant’s target payout under the MIP was structured such that 70% of the payout was based on business goals applicable to that participant and 30% was based on the participant’s individual goals.

For fiscal 2024, we reassessed the MIP to determine whether adjustments were necessary to enhance the flexibility and accountability for our ELT. We updated the MIP, eliminating the formulaic application of individual performance factors and introducing a discretionary modifier based on the CEO’s evaluation of each executive officer’s contribution towards the Company’s financial results and qualitative performance.

Specifically:

(a)	The previous 30% individual performance factor was removed, and the business factor weighting was increased from 70% to 100%;

(b)

For members of the ELT, excluding the CEO and Executive Chair, a discretionary performance modifier ranging from 0-125% of each participant’s target was introduced, allowing adjustments to the MIP payment based on the CEO’s recommendations regarding each member’s individual contribution; and

(c)	For the CEO and Executive Chair, the discretionary performance modifier was determined by the Compensation Committee’s evaluation of their contributions.

In all cases set forth above, the MIP payouts, after applying the discretionary performance modifier, cannot exceed a maximum of 200% of the target amount.

Additionally, since fiscal 2022, the Compensation Committee has structured the business goals portion of our MIP around the achievement of two key metrics: the Budget-Based EBITDA goal and the Budget-Based Revenue goal, both defined under “Non-GAAP Financial Measures” at the end of Item 11. Executive Compensation of this Annual Report. In fiscal 2024, the Committee expanded this framework by introducing a third performance metric, namely Free Cash Flow. This new metric, only applicable to participants with a business factor based on the Company’s consolidated financial results, is now included in the determination of the business goals portion of our MIP.

2024 PERFORMANCE TARGETS

To ensure alignment with our strategic financial objectives, the Compensation Committee refined the structure of our MIP for fiscal 2024 and based the business goals portion of our MIP on achievement of our Budget-Based EBITDA goal, our Budget-Based Revenue goal, and Free Cash Flow. The Compensation Committee uses the aforementioned performance metrics because:

(a)	it believes that they are important indicators of our increasing value and growth, as well as the overall financial health of the Company to pay down debt,

(b)	they are the primary measures by which we set and measure performance for the fiscal year,

(c)	they exclude certain items that would normally be part of a calculation of net earnings but that we believe are not representative of our core business, and

(d)	they are widely used measures of overall financial performance.

The Compensation Committee concluded for fiscal 2024 that (1) using a combination of these three measures would provide a balanced set of business performance targets that focus on growth, profitability, financial health, and the most efficient conversion of revenue to profit, (2) at the time the goals are set, the performance targets provide a reasonably achievable, but challenging, set of goals for our NEOs and other MIP participants, and (3) linking our NEOs’ bonuses to company-wide performance goals encourages collaboration across the executive leadership team. These goals are intended to incentivize all participants to maximize their performance for the benefit of our shareholders.

CALCULATING 2024 MIP AWARDS

As stated above, for fiscal 2024, the MIP awards for the ELT, including NEOs, are entirely based on business factor metrics, with a potential modifier to reward individual performance. The business performance factor comprises three key metrics: Budget-Based EBITDA, Budget-Based Revenue, and Free Cash Flow, with a weighting of 60% towards the Budget-Based EBITDA, 30% towards Budget-Based Revenue, and 10% towards Free Cash Flow.

For NEOs other than the CEO and Executive Chair, the performance modifier (if used) can adjust the calculated business factor up (cannot exceed 200% of target maximum) or down to a zero payout, reflecting CEO evaluation of each top executive’s contribution toward Catalent’s financial results and qualitative performance. For the CEO and Executive Chair, the performance modifier (if used) can adjust the calculated business factor up (cannot breach 200% of target maximum) or down to a zero payout, reflecting the Compensation Committee’s evaluation of the contribution of the CEO and Executive Chair toward Catalent’s financial results and qualitative performance. For fiscal 2024, the CEO recommended to apply the modifier for Mr. Masanovich in the amount of $140,000 and for Mr. Hopson in the amount of $42,000, and the Compensation Committee approved.

When determining MIP awards, with respect to Budget-Based EBITDA and Budget-Based Revenue, the Compensation Committee used a matrix approach that simultaneously evaluates performance of the Budget-Based EBITDA and Budget-Based Revenue components comprising 90% of the business-goal portion of the MIP, as described above. With respect to Free Cash Flow, this factor is not linear and has no proration between thresholds, producing one of three results: 0%, 100% or 200%.

Performance at target for each of the metrics results in achievement of the business-goal portion of the MIP award at 100% of a participant’s target amount. With respect to the Budget-Based EBITDA and Budget-Based Revenue, performance below or above the targets, subject to a range of 80% to 125% and a minimum 80% achievement of Budget-Based EBITDA target, results in an achievement of 90% of the business-goal portion of the MIP award in the manner set forth in the following table (at 0-200% of target), with linear interpolation applied for results that fall between two consecutive revenue or EBITDA achievement levels:

		Revenue Goal Achievement (as a percentage of budget)
		<80%	80%	85%	90%	95%	100%	105%	110%	115%	120%	125%
EBITDA Goal Achievement (as a percentage of budget)	<80%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
	80%	32%	32%	39%	46%	53%	60%	62%	64%	66%	68%	70%
	85%	49%	49%	49%	56%	63%	70%	72%	74%	76%	78%	80%
	90%	66%	66%	66%	66%	73%	80%	80%	80%	80%	80%	80%
	95%	75%	75%	75%	78%	85%	85%	85%	85%	85%	85%	85%
	100%	90%	95%	95%	95%	96%	100%	105%	110%	115%	115%	115%
	105%	95%	98%	100%	104%	109%	113%	120%	125%	125%	125%	125%
	110%	100%	109%	113%	117%	122%	126%	133%	140%	140%	140%	140%
	115%	104%	122%	126%	130%	135%	139%	146%	153%	160%	160%	160%
	120%	117%	135%	139%	143%	148%	152%	159%	166%	173%	175%	175%
	125%	130%	148%	152%	156%	161%	165%	172%	179%	186%	193%	200%

Achievement by each participant, including each of our NEOs, against Catalent’s financial performance and for non-NEOs, including financial and individual performance, can result in payment of the MIP award between 0% and 200% of the target amount. The target amount for each participant in our MIP, including each of our NEOs, is a fixed sum and is reviewed annually by the Compensation Committee, consistent with the process for our employees generally.

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

In October 2023, the Company adopted a Clawback Policy in accordance with Section 10D of the Exchange Act and Rule 10D-1 promulgated thereunder and the NYSE listing standards.

2024 MIP AWARDS

The business performance goals and achievement levels for fiscal 2024, which collectively represented 100% of each NEO’s overall target MIP award, are as follows (in millions of U.S. dollars, using our internal budget-based currency exchange rates, or percentages):

Performance Measure	Threshold / Target / Maximum Performance(1)	Actual Performance	Business Performance Factor Payout Percentage	Adjusted Business Performance Factor Payout Percentage
Budget-Based Revenue	$3,467 / $4,334 / $5,418	$4,395	69%	93%
Budget-Based EBITDA	$630 / $788 / $985	$714
Free Cash Flow	$65 / $65 / $212	$(59)

(1)

When calculating Budget-Based EBITDA, Budget-Based Revenue and Free Cash Flow performance, the target, threshold, and maximum are adjusted by the Compensation Committee for the projected performance from completed acquisitions over the measurement period.

The CEO, together with the Senior Vice President and Chief Human Resources Officer during fiscal 2024, evaluated the individual performance of each of our executive officers, including the NEOs other than the CEO, based on each individual’s fiscal 2024 goals and objectives. After considering the individual’s performance as well as their contribution to the financial results of the Company, management determined a recommended MIP award for each such executive officer, which they presented to the Compensation Committee. In approving MIP awards for the NEOs other than the CEO, the Compensation Committee considered our financial performance in fiscal 2024 and the individual assessment of performance and accomplishments relative to their respective goals and objectives.

The CEO also presented to the Compensation Committee an assessment of his own individual performance, which the Compensation Committee evaluated in determining the CEO’s MIP award. The CEO’s MIP award was based on his fiscal 2024 goals and objectives in the areas of: (1) delivering on financial commitments in net revenue, EBITDA, working capital improvements, cost savings and capex; (2) improving operating performance while continuing to strengthen Catalent’s foundation; (3) optimizing Catalent’s portfolio’s potential and unlocking each division’s contribution to the collective whole; (4) maintaining organizational vitality and culture; and (5) restoring investor confidence. The Compensation Committee did not assign weights in considering these areas, but took account of the differing levels of focus in each area as the year progressed. After consideration of all of these factors, the Compensation Committee decided to award the CEO a MIP bonus for fiscal 2024.

The Executive Chair presented to the Compensation Committee an assessment of his own personal performance, which the Compensation Committee evaluated in determining the Executive Chair’s MIP award. The Executive Chair’s 2024 goals and objectives included the following: (1) coaching and mentoring the CEO and ELT; (2) effectively leading the Board and Strategic and Operational Review Committee in the evaluation of operational improvement opportunities and strategic options for the future; (3) on-boarding the CFO; (4) leading, along with the CEO, an effective succession planning process for Catalent’s leadership team; (5) guiding the Catalent’s M&A strategy and portfolio transformation strategy; and (6) leading the Board by working with the CEO and Lead Independent Director to set effective Board meeting agendas and effectively manage Board meetings. After consideration of all of these factors, the Compensation Committee decided to award the Executive Chair a MIP bonus for fiscal 2024.

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

By awarding grants with multi-year performance or vesting periods, we appropriately align program participants with the long-term best interests of our shareholders. Those interests are also protected by restrictive covenants that are imposed on our participants, including a confidentiality obligation, a limitation on competing with us for the greater of one-year post-departure and the final vesting of outstanding equity-based awards, and an agreement not to solicit our employees for one year after leaving our employ.

With the exception of Mr. Greisch, awards to our NEOs for the fiscal 2024-2026 performance period, awarded in early fiscal 2024, were divided into PSUs (with the target number of shares providing 34% of the target value awarded), stock options (33% of the target value awarded), and RSUs (33% of the target value awarded). The change in the mix of LTIP awards from fiscal 2023 was the result of an inability to set meaningful long-term financial goals in early fiscal 2024 due to the business challenges at the time, and the Compensation Committee’s desire to maintain a strong focus on performance by up-weighting both the relative TSR PSUs and the options such that a total of two-thirds of the LTIP mix of awards is in an “at-risk” award type.

Per the terms of Mr. Greisch’s employment agreement, his fiscal 2024-2026 LTIP award composed of 75% stock options and 25% PSUs. In turn, the target value awarded as PSUs was granted in the form of relative total shareholder return (“Relative Return”), as described below in this section. The target size for our NEOs’ LTIP awards was set by the Compensation Committee using a market-based determination of LTIP grant value, individual performance, and other factors.

Awards to our NEOs for the fiscal 2024-2026 performance period, awarded in early fiscal 2024 under our LTIP were generally determined and approved by the Compensation Committee on a dollar-value basis, which is then translated into a fixed or target number of options, RSUs, or PSUs by dividing the award by the per-instrument price, using a Black-Scholes valuation for options, grant date share price for RSUs, and the value derived from a Monte Carlo pricing model for Relative Return PSUs, and then rounding up to the nearest whole number of shares. Subject to the recipient’s continued service with us through each applicable vesting date, options vest in equal installments over the first four anniversaries of the grant date, RSUs vest one-third on the first, second, and third anniversaries of the grant date, and PSUs vest when and if we determine that the performance criteria are met at the end of the three-year performance period. The continued service requirement is waived in the event of a participant’s disability or retirement in accordance with the “Rule of 65,” which applies if a participant retires on or after the date on which the sum of the participant’s age and period of service with us equals sixty-five (65) years, so long as they are at least the age of fifty-five (55) and give at least six-months’ notice and, beginning with grants awarded in fiscal 2021, have completed at least five years of service with us.

The performance criteria for the PSUs granted during fiscal 2024 are as follows:

•

Relative Return is the percentile rank of our total shareholder return during the 3-year performance period relative to the total shareholder return of each of the companies comprising the S&P 500 Healthcare Index (with total shareholder return being the change in the price per share over the performance period, assuming reinvestment of dividends, if any, paid during the performance period). There were 66 other companies, including Catalent, in the comparison group at the start of the fiscal year 2024-2026 three-year performance period.

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

The Compensation Committee believes that the performance targets for the Relative Return PSUs represent reasonably achievable but challenging goals and are intended to incentivize all participants to maximize their performance for the long-term benefit of our shareholders.

*

Note that Adjusted Net Income is a non-GAAP financial measure, is not a measure of operating income, operating performance, or liquidity presented in accordance with U.S. GAAP and is subject to important limitations. For a discussion of these measures and how they reconcile to our results reported under U.S. GAAP, please see the heading “Non-GAAP Metrics” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2024 Annual Report and the heading “Non-GAAP Financial Measures” at the end of Item 11. Executive Compensation of this Annual Report.

FISCAL 2022-2024 PSU PERFORMANCE

In fiscal 2022, the Compensation Committee granted PSUs representing 50% of the total long-term incentives to executives for the fiscal 2022-2024 performance period, awarded one-half as Adjusted EPS PSUs and one-half as Relative Return PSUs. These PSUs issued in respect of the fiscal 2022-2024 performance period vested in fiscal 2025 at a performance level of 0% of target for the Adjusted EPS PSUs and 0% of target for the Relative Return PSUs earned by our NEOs.

Fiscal 2022-2024 Performance Targets

	Performance Schedule			Corresponding Earnout Range (% of Target)
	Threshold	Goal	Maximum	Thresh.	Goal	Max.
Adjusted EPS PSUs and Performance Shares	$8.16	$10.88	$16.32	50%	100%	200%
Relative Return PSUs and Performance Shares	25th Percentile	50th Percentile	75th Percentile	50%	100%	150%

Fiscal 2022-2024 Performance Achievement

	Actual Performance
	Achievement Level	% of Goal	Earnout as % of Target
Adjusted EPS PSUs	$4.99	N/A	0%
Relative Return PSUs	8th Percentile	N/A	0%

EQUITY GRANT PRACTICES

Effective in 2021 for the fiscal 2022-2024 LTIP performance period, the Compensation Committee approved a fixed grant date of July 26th for purposes of awarding the annual LTIP to executives, which includes options and RSUs. The Compensation Committee generally meets at their scheduled July meeting or by written consent (if needed), which is typically scheduled prior to the July 26th fixed date. In the event the grant date falls on a weekend, the fair market value will be based on the previous Friday’s closing stock price. For newly hired executives beginning employment after the annual July 26th fixed date, the Compensation Committee will be presented with the executive’s LTIP award for approval, with the grant date typically coinciding with the executive’s date of hire. Throughout the year on a quarterly basis, LTIP-based equity awards are occasionally made to new hires and promoted employees. The Compensation Committee may delegate the authority to grant equity awards to eligible employees who are not Section 16 officers.

The Compensation Committee does not take material non-public information into account when determining the timing and terms of option awards, and the Company does not time the disclosure of such material non-public information for purposes of affecting the exercise price of the options or the value of executive compensation. In addition, the Company does not grant options during the four business days prior to or the one business day following the filing of a periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of a Form 8-K that discloses material non-public information.

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

Our employee stock purchase plan (the “Employee Stock Purchase Plan”) is designed to allow our eligible employees to purchase shares of our common stock at designated intervals at a discounted price of 10% through their accumulated payroll deductions or other contributions. Employees who are United States tax residents may benefit from favorable tax treatment as the Employee Stock Purchase Plan is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. In fiscal 2024, the employee stock purchase plan was offered to eligible employees from July 1, 2023 through March 31, 2024. As a result of the announced transaction with Novo Holdings, the employee stock purchase plan was suspended after the third quarter offering period ended on March 31, 2024.

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

DEFERRED COMPENSATION PLAN

Our deferred compensation programs (collectively, the “Deferred Compensation Plan”) permit a broad group of U.S.- and U.K.-based executives, including all of our NEOs, to defer up to 80% of base salary, commissions (not applicable to NEOs), and MIP bonus. We credit the first 6% of cash compensation deferred with a matching contribution equal to 50% of the amount deferred. Participants are immediately vested in all amounts they contribute and the related investment gains, but matching contributions and their related investment gains vest ratably over the participant’s first four years of service. Participants may choose from a variety of investment options for the cash amounts deferred.

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

In addition, our Deferred Compensation Plan permits U.S. participants to defer unvested incentive compensation grants (other than options) in order to delay recognition of income on these awards upon vesting; however, in June 2023, with the exception of the non-employee Directors, the Company decided to suspend equity deferrals from the Deferred Compensation Plan for eligible U.S. participants.

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

We believe that providing the NEOs and other eligible participants with deferred compensation opportunities is a market-based benefit plan necessary for us to deliver competitive benefit packages. Additional details of the Deferred Compensation Plan follow the table entitled “Fiscal 2024 Nonqualified Deferred Compensation Table,” following this Compensation Discussion & Analysis (“CD&A”) section.

SEVERANCE AND PAYMENTS ON A CHANGE OF CONTROL

Our NEOs are eligible for severance benefits in connection with a termination of employment and/or a change of control in certain circumstances. The amounts of such benefits and the conditions for their payment are described in the Fiscal 2024 Potential Payments upon Employment Termination or Change of Control Tables, including the accompanying notes.

Compensation Determinations for Fiscal 2024

We generally review the base salary and other incentive compensation target amounts of our executive officers, including our NEOs, annually, consistent with the process for our employees generally. For fiscal 2024, compensation paid to our NEOs consisted of base salary, short-term incentive pay in the form of participation in the MIP, equity-based, long-term incentive awards subject to multi-year time- and performance-vesting criteria, and the opportunity to participate in certain benefit programs and other perquisites.

The Compensation Committee observed at the beginning of fiscal 2022 that executive compensation opportunities were meaningfully low versus peer and market data overall and the Compensation Committee determined to move targeted pay levels over a multi-year period which resulted in larger pay increases than in the past for certain individuals, particularly in their long-term incentive award grant values. It continued with this strategy when setting fiscal 2024 target pay opportunities in July 2023 and the need to stabilize the business and retain key members of the team during a challenging time. Despite the target total direct compensation increases, and due to continued market movement, Catalent’s fiscal 2024 target total direct compensation levels for all NEOs collectively were generally at market.

Alessandro Maselli

•  Base Salary: $925,000 (unchanged from fiscal 2023)

•  MIP: $1,800,000 bonus, equal to 162% of target opportunity of $1,110,000, or 195% of salary

•  LTIP: Award with a grant date fair market value of $6,875,024, which represents an annual grant of $5,500,000 and a one-time increase to award in the amount of $1,375,024

Matti Masanovich

•  Base Salary: Annual rate of $800,000 as of the hire date during fiscal 2024

•  MIP: $728,695 bonus, equal to 115% of target opportunity of $633,005, or 91% of base salary

•  LTIP: Award with a grant date fair market value of $5,000,085 with $2,500,000 annual LTIP and $2,500,085 in conjunction with his hiring

Ricky Hopson

•  Base Salary: Increased to $425,000 from $380,000 in fiscal 2024

•  MIP: $367,500 bonus, equal to 105% of target opportunity of $350,000, or 86% of base salary (target increased from $310,000 to $350,000 in fiscal 2024)

•  LTIP: Award with a grant date fair market value of $675,062 (increased from $350,182 in fiscal 2023). Target increased from $350,000 to $450,000 to recognize his promotion to President Division Head BioProduct Delivery & Chief of Staff, with a one-time increase to award in the amount of $225,000 to recognize interim CFO role

John Greisch

•  Base Salary: Annual rate of $700,000 as of the hire date during fiscal 2024

•  MIP: $840,000 bonus, equal to 178% of target opportunity of $471,257, or 120% of base salary

•  LTIP: Award with a grant date fair market value of $3,740,035

Lisa Evoli

•  Base Salary: Annual rate of $500,000 as of the hire date during fiscal 2024

•  MIP: $297,931 bonus, equal to 93% of target opportunity of $320,355, or 60% of base salary

•  LTIP: Award with a grant date fair market value of $900,032

•  Award of RSUs with a grant date fair market value of $1,000,012 granted in August 2023 in connection with her hiring

•  Cash sign-on bonus: $110,000 in connection with hiring

David McErlane

•  Base Salary: Annual rate of $525,000 as of his hire date during fiscal 2024

•  MIP: $298,820 bonus, equal to 93% of target opportunity of $321,311, or 57% of base salary

•  LTIP: Award with a grant date fair market value of $925,053

•  Award of RSUs with a grant date fair market value of $590,004 granted in September 2023 in connection with his hiring

•  Cash sign-on bonus: $300,000 in connection with hiring

Other Compensation Practices and Policies

EXECUTIVE AGREEMENTS

The following is a description of the provisions of employment agreements and offer letters with our NEOs, as in effect during fiscal 2024. In addition, our NEOs have entered into agreements with respect to the long-term incentive grants they have received, the terms of which are described elsewhere in this Annual Report. Severance agreements and arrangements affecting our NEOs are further described in the table entitled “Fiscal 2024 Potential Payments upon Employment Termination or Change of Control Tables” and accompanying notes.

EMPLOYMENT AGREEMENT FOR ALESSANDRO MASELLI

On January 4, 2022, we entered into an employment agreement with Mr. Maselli in connection with his transition to his current position as President and Chief Executive Officer. Effective July 1, 2022, his base salary increased to $925,000. Effective July 1, 2023, his target cash incentive opportunity under the MIP for fiscal 2024 increased to $1,110,000, and his LTIP grant in respect of fiscal 2024 remained at $5,500,000, however he received a one-time increase to the award in the amount of $1,375,000. The terms also include (a) a one-year employment term commencing July 1, 2022, which automatically extends for successive one-year periods unless either party gives notice of non-renewal at least 60 days before the end of the then-current term, and (b) participation in all group health, life, disability, and other employee benefit and perquisite plans and programs in which our other senior executives generally participate.

Mr. Maselli is subject to a covenant not to (x) compete with us or solicit the business of any client or prospective client while employed and for one year following his termination of employment for any reason or (y) solicit our employees or consultants while employed and for two years following his termination of employment for any reason, in each case subject to certain specified exclusions. The agreement also contains customary confidential information, assignment of intellectual property rights, and indemnification provisions, as well as the severance terms described below under “Fiscal 2024 Potential Payments upon Employment Termination or Change of Control Tables—Severance and Payments on a Change of Control.”

OFFER LETTER FOR MATTI MASANOVICH

On June 15, 2023, we provided a letter to Mr. Masanovich, with an effective date of July 5, 2023, in connection with his appointment as our Senior Vice President and Chief Financial Officer. The letter set his base salary and MIP target at $800,000 and $640,000, respectively, and provided that he be recommended to receive an LTIP grant for fiscal 2024 of $5,000,000.

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

Mr. Hopson ceased serving as Interim Chief Financial Officer effective July 5, 2023 and, after supporting Mr. Masanovich with his transition, returned to a business leadership role at the Company as President, Division Head for Bioproduct Delivery, and Chief of Staff.

EMPLOYMENT AGREEMENT OF JOHN GREISCH

On August 28, 2023, we entered into an employment agreement with John Greisch in connection with his transition to his current role of Executive Chair, providing for a term commencing immediately and continuing through the date of the regularly scheduled annual shareholders’ meeting in the fall of 2026. The terms include (1) an annual base salary of $700,000, subject to discretionary increases from time to time, (2) participation in our MIP, with a minimum annual target amount of $560,000, (3) participation in our annual LTIP with a minimum annual target grant value of $3,740,000, and (4) participation in all group health, life, disability, and other employee benefit and perquisite plans and programs in which our other senior executives generally participate. He also is entitled to receive annual reimbursements for the reasonable cost of financial services/planning (not to exceed $17,000).

Mr. Greisch is subject to a covenant not to (x) compete with us or solicit the business of any client or prospective client while employed and for one year following his termination of employment for any reason or (y) solicit our employees or consultants while employed and for one year following his termination of employment for any reason, in each case subject to certain specified exclusions. The agreement also contains customary confidential information, assignment of intellectual property rights, and indemnification provisions.

OFFER LETTER FOR LISA EVOLI

On June 8, 2023, we provided a letter to Ms. Evoli, with an effective date of August 1, 2023, in connection with her appointment as our Senior Vice President and Chief Human Resources Officer. The letter set her base salary and MIP target at $500,000 and $350,000, respectively, and provided that she be recommended to receive an LTIP grant for fiscal 2024 of $900,000.

OFFER LETTER FOR DAVID MCERLANE

On August 25, 2023, we provided a letter to Mr. McErlane, with an effective date of September 25, 2023, in connection with his appointment as our Group President, Biologics. The letter set his base salary and MIP target at $525,000 and $420,000, respectively, and provided that he be recommended to receive an LTIP grant for fiscal 2024 of $925,000.

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

Class of Executive	Multiple of Base Salary

CEO	5X

Other NEOs	2.5X

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

All of our NEOs complied with these guidelines during fiscal 2024 and have remained in compliance through the date of this Annual Report.

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

Submitted by the Compensation Committee:

Gregory T. Lucier, Chair

Michael J. Barber

J. Martin Carroll

Rolf Classon

Frank D’Amelio

Stephanie Okey

Executive Compensation Tables

Fiscal 2024 Summary Compensation Table

Name and Principal position(1)	Year	Salary ($)(2)	Bonus ($)(3)	Stock Awards ($)(4)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)(6)	All Other Compensation ($)(7)	Total ($)(8)
Alessandro Maselli	2024	925,000	—	4,606,272	2,268,752	1,800,000	385,339	9,985,363
President and Chief Executive Officer	2023	925,000	—	3,850,216	1,650,019	—	158,437	6,583,672
	2022	654,183	—	1,190,169	510,008	711,752	146,670	3,212,782
Matti Masanovich(9)	2024	763,077	—	3,350,066	1,650,019	728,695	153,780	6,645,637
Senior Vice President and Chief Financial Officer
Ricky Hopson(9)	2024	419,808	—	452,293	222,769	367,500	89,020	1,551,390
President, Division Head for BioProduct Delivery, and Chief and Staff and Former Interim Chief Financial Officer	2023	380,000	—	245,150	105,032	139,500	102,625	972,307
John Greisch(9)	2024	565,385	—	935,026	2,805,009	840,000	16,531	5,161,951
Executive Chair
Lisa Evoli(9)	2024	440,385	110,000	1,603,026	297,018	297,931	90,687	2,839,047
Senior Vice President & Chief Human Resources Officer
David McErlane	2024	383,654	300,000	1,209,792	305,265	298,820	25,032	2,522,563
Group President, Biologics

(1)

Mr. Hopson assumed the additional role of Interim Chief Financial Officer effective as of April 14, 2023 until Mr. Masanovich was appointed as Senior Vice President and Chief Financial Officer effective as of July 5, 2023. Following Mr. Masanovich’s appointment, Mr. Hopson returned to his previous role as President, Division Head of Clinical Development and Supply. Effective August 28, 2023, Mr. Hopson assumed the role of President, BioProduct Delivery and Chief of Staff. Compensation changes related to these transitions are described in the CD&A in the section entitled “Executive Agreements,” beginning on page 27.

(2)

Values reflect the amounts paid to the NEOs for each fiscal year reported. Amounts reported include the portion, if any, of base salary each NEO elected to defer under the Deferred Compensation Plan, as applicable. Please see the section entitled “Compensation Determinations for 2024“ in the CD&A for additional details of changes to the salaries of the NEOs during fiscal year 2024, as applicable.

(3)

The amount reported for Ms. Evoli in this column for fiscal 2024 represents a cash sign-on bonus paid in August 2023 pursuant to the terms of her offer letter dated June 8, 2023. The amount reported for Mr. McErlane in this column for fiscal 2024 represents a cash sign-on bonus paid in October 2023 pursuant to the terms of his offer letter dated August 25, 2023.

(4)

Represents the aggregate grant date fair market value of stock awards for fiscal years 2024, 2023, and 2022 computed in accordance with FASB ASC Topic 718, using the assumptions discussed in Note 14, “Stock-Based Compensation,” to the consolidated financial statements included in our 2024 Annual Report. The amounts reported in this column assume, in accordance with FASB ASC Topic 718, that the NEOs will receive or retain the target number of PSUs awarded to them in each such fiscal year. All of our NEOs received PSUs during fiscal year 2024. If, instead, the performance during the 2024-2026 performance period is such that the NEOs receive or retain the maximum number capable of being awarded (150% of target for Relative Return PSUs), the value of the PSU grants for 2024 would be as follows:

Name	ASC Topic 718 Value at Maximum ($)
Alessandro Maselli	3,506,262
Matti Masanovich	2,550,049
Ricky Hopson	344,266
John Greisch	1,402,560
Lisa Evoli	459,021
David McErlane	471,780

Relative Return PSUs are subject to market conditions, as opposed to performance conditions, and therefore do not have maximum grant date fair market values that differ from the grant date fair market values under FASB ASC Topic 718. The actual value of the PSUs, if any, that ultimately convert to shares of our common stock or are no longer subject to forfeiture, respectively, on the vesting dates will depend on (x) our share price on such dates and (y) our performance according to the applicable performance criteria.

The amount reported for Ms. Evoli for fiscal 2024 includes RSUs with a grant date fair market value of $1,000,012 granted on August 1, 2023 in connection with her offer letter. The amount reported for Mr. McErlane for fiscal 2024 represents RSUs with a grant date fair market value of $590,004 granted on September 25, 2023 in connection with his offer letter.

(5)

Reflects nonqualified stock options to acquire shares of our common stock. Amounts reported reflect the aggregate grant date fair market value computed in accordance with FASB ASC Topic 718 using the assumptions discussed in Note 14, “Stock-Based Compensation,” to the consolidated financial statements included in our 2024 Annual Report.

(6)

Amounts reported reflect the MIP awards earned by our NEOs, which includes the portion of the MIP award, if any, each NEO elected to defer under the Deferred Compensation Plan, as applicable. The amount reported for Mr. Maselli in fiscal 2022 reflects a reduction to his MIP award in connection with the revisions to our audited consolidated financial statements for fiscal 2022 which impacted all NEOs who received a MIP payment for such fiscal year. The amount of the clawback was equal to approximately 3% of the value of the original fiscal 2022 MIP payout to each NEO for fiscal 2022 performance. Amounts reported for Mr. Maselli in fiscal 2021 and 2022 were denominated in U.K. pounds sterling and converted to U.S. dollars (as well as paid in U.S. dollars for fiscal 2021 and 2022) based on the average monthly currency exchange rates applicable to annual bonus payments in each period.

(7)	The amounts set forth as “All Other Compensation” for fiscal 2024 are further detailed below:

Name	Employer 401(k) Matching Contributions ($)(A)	Employer Non - Qualified Deferred Compensation Matching Contributions ($)(B)	Assignment- Related Allowances & Benefits ($)(C)	Financial Services Reimbursement/Fees Paid by Employer ($)(D)	Other ($)(E)	Total ($)
Alessandro Maselli	13,800	—	351,276	20,263		385,339
Matti Masanovich	26,408	12,000	—	17,372	98,000	153,780
Ricky Hopson	14,100	16,438	—	17,559	40,923	89,020
John Greisch	16,531	—	—	—	—	16,531
Lisa Evoli	13,250	7,500	—	14,737	55,200	90,687
David McErlane	12,923	—	—	12,109	—	25,032

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

(C) Mr. Maselli received certain tax equalization benefits during fiscal 2024 in connection with his relocation from the United Kingdom and long-term assignment in the United States prior to fiscal 2023, resulting primarily from timing differences between the determination and payment of U.S. and U.K. taxes across multiple tax years. Such benefits are consistent with our standard policies and practices applicable, by location, to employees on long-term assignments.

(D) Each of the NEOs, pursuant to the terms of an employment agreement or otherwise, is entitled to services, which may be submitted in the form of a reimbursement, for the reasonable cost of financial services/planning, subject to an aggregate cap of $17,000 during each calendar year. The amounts reported in each fiscal year may differ from this cap due to timing differences between each fiscal year and calendar year. During fiscal 2024, Messrs. Maselli, Masanovich, Hopson, McErlane and Ms. Evoli received financial services/planning services in the amounts of $17,559, $17,372, $17,559, $12,109 and $14,737, respectively, applicable to calendar years 2023 and 2024. The amount reported in this column for Mr. Maselli includes $2,704 for tax preparation services paid in connection with his long-term assignment in the U.S. prior to fiscal 2023.

(E) The amount reported for Mr. Masanovich includes an aggregate stipend of $98,000 paid to offset travel costs from Florida to New Jersey from September 2023 through June 2024. The amount reported for Mr. Hopson includes (1) an aggregate stipend of $40,000 paid in connection with Mr. Hopson’s services as Interim Chief Financial Officer in supporting the fiscal 2023 compensation year-end planning process and facilitating the transition to the newly hired CFO from July 2023 through August 2023 and (2) $923 in connection with his cash-out from Catalent’s employee recognition platform, of which $575 included the gross-up amount for taxes. The amount reported for Ms. Evoli represents (1) contributions we made under our Catalent Cares matching gift program in the amount of $200 and (2) an aggregate stipend of $55,000 to offset commuting costs from Pennsylvania to New Jersey from August 2023 through June 2024. From time to time, family members of executives may accompany them on a business-related flight aboard a private aircraft. There is no incremental cost to the Company, and therefore no incremental costs are reflected in the amounts above, for the use of such flights by family members of executives.

(8)

We have not included columns reporting any amount as “Change in Pension Value and Nonqualified Deferred Compensation Earnings” because none of our NEOs received or earned any above-market or preferential earnings during fiscal 2022 to 2024.

(9)

Ms. Evoli and Messrs. Masanovich, Hopson, Greisch and McErlane did not qualify as NEOs in one or more previous years. Accordingly, disclosure of their compensation for such prior years is not required.

Fiscal 2024 Grants of Plan-Based Awards Table

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payments Under Non-Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (3) (#)	All Other Option Awards: Number of Securities Underlying Options (4) (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (5) ($)
Name	Grant Date	Threshold ($)	Target ($)	Max ($)	Threshold (#)	Target (#)	Max (#)
Alessandro Maselli		111,000	1,110,000	2,220,000
	7/26/2023								103,360	48.90	2,268,752
	7/26/2023							46,396			2,268,764
	7/26/2023				28,851	57,702	86,553				2,337,508
Matti Masanovich		63,301	633,005	1,266,010
	7/5/2023								81,082	44.76	1,650,019
	7/5/2023							36,864			1,650,033
	7/5/2023				23,897	47,794	71,691				1,700,033
Ricky Hopson		35,000	350,000	700,000
	8/1/2023								10,669	46.51	222,769
	8/1/2023							4,790			222,783
	8/1/2023				3,008	6,016	9,024				229,510
John Greisch		47,126	471,257	942,514
	8/30/2023								127,096	48.98	2,805,009
	8/30/2023				11,177	22,353	33,530				935,026
Lisa Evoli		32,036	320,355	640,710
	8/1/2023								14,225	46.51	297,018
	8/1/2023							6,386			297,013
	8/1/2023				4,011	8,021	12,032				306,001
	8/1/2023							21,501			1,000,012
David McErlane		32,131	321,311	642,622
	9/25/2023								14,740	45.79	305,265
	9/25/2023							6,667			305,282
	9/25/2023				3,809	7,617	11,426				314,506
	9/25/2023							12,885			590,004

(1)

For each NEO, represents potential cash payments for fiscal 2024 under our MIP. See the section in our CD&A entitled “Details of Total Direct Compensation Elements—Management Incentive Plan” for a further description of our MIP.

(2)

The amounts shown reflect PSUs granted to the NEOs during fiscal 2024. In fiscal 2024, the Compensation Committee set the performance metrics for the PSUs awarded under our LTIP using Relative Return. The final number of PSUs can range from 0-150% of the target number of Relative Return PSUs, depending on our achievement against the relevant performance metric established by the Compensation Committee at the beginning of the performance period. See the section in our CD&A entitled “Details of Total Direct Compensation Elements—Long-Term Incentive Awards” for a further description of our long-term incentive compensation program.

(3)

Represents RSUs granted to the NEOs during fiscal 2024. Mr. Maselli received RSUs on July 26, 2023, Mr. Masanovich received RSUs on July 5, 2023, Messrs. Hopson and Ms. Evoli received RSUs on August 1, 2023, Mr. Greisch received RSUs on August 30, 2023 and Mr. McErlane received RSUs on September 25, 2023 under our LTIP as their fiscal 2024 annual grant. Ms. Evoli and Mr. McErlane each received an additional RSU award on August 1, 2023 and September 25, 2023, respectively, as a sign-on in connection with their offer letter. The vesting and settlement terms of the RSUs are described in more detail in the section in our CD&A entitled “Details of Total Direct Compensation Elements—Long-Term Incentive Awards.”

(4)

Represents nonqualified stock options granted during fiscal 2024 under our LTIP. Stock options have an exercise price based on the closing price per share of our common stock on the date of grant, as reported on the NYSE. Mr. Maselli was granted stock options on July 26, 2023, Mr. Masanovich was granted stock options on July 5, 2023, Mr. Hopson and Ms. Evoli were granted stock options on August 1, 2023, Mr. Greisch was granted stock options on August 30, 2023 and Mr. McErlane was granted stock options on September 25, 2023 under our LTIP as their fiscal 2024 annual grant. See the section in our CD&A entitled “Details of Total Direct Compensation Elements—Long-Term Incentive Awards” for a further description of our stock option grants.

(5)

The values of equity-based grants presented in this table were calculated in accordance with FASB ASC Topic 718 using the assumptions discussed in Note 14, “Stock-Based Compensation,” to the consolidated financial statements included in our 2024 Annual Report. The stock price used in each calculation is the closing price per share of our common stock on each respective grant date, as reported on the NYSE. The values of the Relative Return PSU grants reported in this column assume that the awards will vest at their target amounts.

Fiscal 2024 Outstanding Equity Awards at Year-End Table

		Option Awards (1)				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($) (e)	Option Expiration Date (2) (f)	Number of Shares or Units of Stock That Have Not Vested (#)(3) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($)(4) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(5) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(4) (5) (J)
Alessandro Maselli	7/26/2023	—	103,360	48.90	7/26/2033	—	—	—	—
	7/26/2023	—	—	—	—	46,396	2,608,847	—	—
	7/26/2023	—	—	—	—	—	—	86,553	4,866,875
	7/26/2022	11,106	33,321	107.63	7/26/2032	—	—	—	—
	7/26/2022	—	—	—	—	10,221	574,727	—	—
	7/26/2022	—	—	—	—	—	—	6,388	359,197
	7/26/2022	—	—	—	—	—	—	6,948	390,686
	7/26/2021	7,784	7,784	113.00	7/26/2031	—	—	—	—
	7/26/2021	—	—	—	—	3,009	169,196	—	—
	7/30/2020	11,544	3,851	88.10	7/30/2030	—	—	—	—
	7/22/2019	13,735	—	54.94	7/22/2029	—	—	—	—
	7/23/2018	10,523	—	43.88	7/23/2028	—	—	—	—
	7/24/2017	10,375	—	36.02	7/24/2027	—	—	—	—
	9/08/2016	11,093	—	23.89	9/8/2026	—	—	—	—
Matti Masanovich	7/5/2023	—	81,082	44.76	7/26/2033	—	—	—	—
	7/5/2023	—	—	—	—	36,864	2,072,863	—	—
	7/5/2023	—	—	—	—	—	—	71,691	4,031,185
Ricky Hopson	8/1/2023	—	10,669	46.51	8/1/2033	—	—	—	—
	8/1/2023	—	—	—	—	4,790	269,342	—	—
	8/1/2023	—	—	—	—	—	—	9,024	507,420
	7/26/2022	707	2,121	107.63	7/26/2032	—	—	—	—
	7/26/2022	—	—	—	—	651	36,606	—	—
	7/26/2022	—	—	—	—	—	—	407	22,886
	7/26/2022	—	—	—	—	—	—	443	24,910
	7/26/2021	1,282	1,283	113.00	7/26/2031	—	—	—	—
	7/26/2021	—	—	—	—	496	27,890	—	—
	7/30/2020	2,289	766	88.10	7/30/2030	—	—	—	—
	7/22/2019	3,650	—	54.94	7/22/2029	—	—	—	—
	7/23/2018	2,622	—	43.88	7/23/2028	—	—	—	—
	7/24/2017	1,550	—	36.02	7/24/2027	—	—	—	—
John Greisch	8/30/2023	—	127,096	48.98	8/30/2033	—	—	—	—
	8/30/2023	—	—	—	—	—	—	33,530	1,885,392
	10/27/2022	—	—	—	—	3,465	194,837	—	—
	8/22/2020	—	—	—	—	3,167	178,080	—	—
Lisa Evoli	8/1/2023	—	14,225	46.51	8/1/2033	—	—	—	—
	8/1/2023	—	—	—	—	6,386	359,085	—	—
	8/1/2023	—	—	—	—	—	—	12,032	676,559
	8/1/2023	—	—	—	—	21,501	1,209,001	—	—
David McErlane	9/25/2023	—	14,740	45.79	9/25/2033	—	—	—	—
	9/25/2023	—	—	—	—	6,667	374,885	—	—
	9/25/2023	—	—	—	—	—	—	11,426	642,484
	9/25/2023	—	—	—	—	12,885	724,524	—	—

(1)

Unvested outstanding time-based options are scheduled to vest on the applicable anniversaries of the respective grant dates. Options granted prior to fiscal 2024 for which a portion vested during fiscal 2024 are as follows: options granted July 22, 2019—25% on each of July 22, 2020, 2021, 2022, and 2023; options granted July 30, 2020—25% on each of July 30, 2021, 2022, and 2023; options granted July 26, 2021—25% on each of July 26, 2022 and 2023; options granted on July 26, 2022—25% on July 26, 2023. All other options shown above were fully vested prior to the start of fiscal 2024. As described in the section of this Annual Report entitled “Fiscal 2024 Potential Payments Upon Employment Termination or Change in Control Tables,” the vesting of all or a portion of each option grant may potentially differ from the normal vesting schedule due to a change of control of our Company or certain terminations of employment.

(2)

The expiration dates shown represent the 10-year anniversary of each respective grant date. Options may terminate earlier under certain circumstances, such as in connection with an NEO’s termination of employment or in connection with certain corporate transactions, including a change of control of our Company.

(3)

The amounts shown for Messrs. Maselli and Hopson include RSUs scheduled to vest on July 26, 2024 and July 26, 2025. The RSUs granted to Mr. Maselli on July 26, 2023, Mr. Masanovich on July 5, 2023, Ms. Evoli and Mr. Hopson on August 1, 2023 and Mr. McErlane on September 25, 2023 are scheduled to vest one-third per year on each of the first, second and third anniversaries of the grant date. All other unvested RSUs are scheduled to vest on the third anniversary of each respective grant date. The amounts shown for Mr. Greisch include vested/unsettled deferred share units granted on August 22, 2019 (vested and deferred on August 22, 2020) and granted on October 27, 2022 (vested and deferred on August 27, 2023), which he elected to defer as a member of the board of directors.

No portion of the PSUs granted to Messrs. Maselli and Hopson on July 26, 2021 were earned based on performance relative to pre-determined Relative Return and Adjusted Earnings Per Share performance targets.

As described in the section of the 2024 Annual Report entitled “Fiscal 2024 Potential Payments Upon Employment Termination or Change in Control,” all or a portion of the RSUs or PSUs may vest earlier in connection with a change of control of our Company or certain terminations of employment

(4)	Shares/units are valued based on the $56.23 closing price per share of our common stock on June 28, 2024, as reported on the NYSE.
(5)

The number of shares and payout values reported include PSUs based on achieving the threshold payout percentage, Adjusted EPS PSUs and Relative Return PSUs that vest at the end of the three-year performance period ending on June 30, 2025. The remaining PSUs are based on achieving the maximum possible payout percentage, Relative Return PSUs that vest at the end of the three-year performance period ending on June 30, 2026. Actual PSU payout levels will be determined by the Compensation Committee following the end of each applicable three-year performance period beginning with the fiscal year in which such grant is made, based on actual performance levels achieved relative to the pre-determined performance targets.

For information regarding the effects of the transaction with Novo Holdings on the Company’s outstanding equity awards, please see the sections entitled “The Merger Agreement—Treatment of Catalent Equity Awards—Treatment of Options,” “The Merger Agreement—Treatment of Catalent Equity Awards—Treatment of Restricted Stock Units,” “The Merger Agreement—Treatment of Catalent Equity Awards—Treatment of Performance Stock Units,” “The Merger Agreement—Treatment of Catalent Equity Awards—Treatment of the Employee Stock Purchase Plan,” and “The Merger (Proposal 1)—Interests of Catalent’s Directors and Executive Officers in the Merger” in the Company’s proxy statement filed with the SEC on April 15, 2024.

Fiscal 2024 Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Alessandro Maselli	—	—	6,599	276,569
Matti Masanovich	—	—	—	—
Ricky Hopson	—	—	4,742	239,506
John Greisch	—	—	—	—
Lisa Evoli	—	—	—	—
David McErlane	—	—	—	—

(1)

Represents the vesting during fiscal 2024 of RSU and PSU grants awarded for the fiscal 2021-23 LTIP performance period. In addition to this vesting, the following awards also vested: Mr. Hopson’s July 1, 2021 promotion-related grant of 3,432 RSUs which vested on July 1, 2024.

(2)	Value realized reflects (i) the closing price per share of our common stock on the vesting date, multiplied by (ii) the number of RSUs or PSUs, as applicable, that vested.

Fiscal 2024 Nonqualified Deferred Compensation Table

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(2)	Aggregate Earnings in Last FY ($)(3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)(4)
Alessandro Maselli (5)	—	—	—	—	—
Matti Masanovich	24,000	12,000	476	—	36,477
Ricky Hopson	82,816	16,438	96,542	—	789,571
John Greisch	50,357	155,544	121,564	—	636,951
Lisa Evoli	15,000	7,500	657	—	23,158
David McErlane (5)	—	—	—	—	—

(1)

Represents (a) salary deferrals during fiscal 2024, included in the amounts reported, as applicable, for fiscal 2024 under “Salary” in the Summary Compensation Table (b) fiscal 2023 bonus deferrals that otherwise would have been payable during fiscal 2024, included in the amounts reported in the Summary Compensation Table for fiscal 2023, as applicable, under “Non-Equity Incentive Plan Compensation” and (c) for Mr. Greisch his board of director retainer fee deferrals which he elected prior to his employment as Executive Chair. Each NEO’s deferral amount during fiscal 2024 is summarized below.

Name	Fiscal 2023 Bonus Deferral ($)	Fiscal 2024 Salary Deferral ($)	Fiscal 2024 Director Retainer Fee Deferral ($)
Alessandro Masselli	—	—	—
Matti Masanovich	—	24,000	—
Ricky Hopson	28,189	54,627	—
John Greisch	—	—	50,357
Lisa Evoli	—	15,000	—
David McErlane	—	—	—

(2)

The amounts reported for Messrs. Masanovich and Hopson and Ms. Evoli are reported as compensation for fiscal 2024 under “All Other Compensation” in the Summary Compensation Table. The amount reported for Mr. Greisch in this column represents the fair market value for undelivered Deferred Share Units that vested on August 27, 2023.

(3)

The amounts reported in this column are not above-market or preferential earnings thus not reportable in the Summary Compensation Table. The aggregate amount reported for Mr. Gresich under “Vested but Undelivered Deferred Share Units (DSUs)” in this column reflects the increase or (decrease) in fair market value between a) August 27, 2023 and June 30, 2024 of DSUs that vested in Fiscal 2024 and b) the increase or (decrease) in fair market value between July 1, 2023 and June 30, 2024 of DSUs that vested prior to the fiscal 2024 year.

(4)

Includes amounts previously reported as compensation in the “Salary,” “Non-Equity Incentive Plan Compensation,” and “All Other Compensation” columns in the Summary Compensation Table in prior years. The aggregate balance for Mr. Greisch under “Vested but Undelivered DSUs” in this column reflects the value of 6,632 fully vested but undelivered DSUs based on the $56.23 closing stock price per share of our common stock at the end of our fiscal year on June 28, 2024, as reported on the NYSE.

(5)	Messrs. Maselli and McErlane did not participate in the Deferred Compensation Plan during fiscal 2024.

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

Deferred Compensation Plan participants may elect to defer up to 80% of base salary, commissions (not applicable to NEOs), and MIP bonus. The plan also allowed U.S.-based executives to elect deferring their PSU and RSU grants; however, in June 2023 and with the exception of the non-employee Directors, we decided to suspend the equity deferral process for calendar year 2024 due to the volatility of Catalent’s stock, as well as the fact that participants could not diversify from Catalent to other assets until their deferred shares are distributed. We credit the first 6% of cash compensation deferred with a matching contribution equal to 50% of the amount deferred. Participants are immediately vested in all amounts they contribute and the related investment gains, but matching contributions and their related investment gains vest ratably over the participant’s first four years of service to the Company. Participants in the Deferred Compensation Plan may elect from a variety of payout options under the plan, including lump-sum or installment payments, with the timing depending on the form selected at the time of the deferral election.

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

Fiscal 2024 Potential Payments upon Employment Termination or Change of Control Tables

The tables below set out what the specified NEOs would have received assuming a termination of employment effective as of June 30, 2024.

Alessandro Maselli (CEO)

Triggering Event	Value of Option/RSU/PSU/Restricted Stock/Performance Share Acceleration ($)(1)	Value of Base Salary and Bonus Payments ($)(2)	Value of Continued Benefits Participation ($)(3)	Total ($)
Death or Disability (4)	9,285,358	1,110,000	—	10,395,358
Termination by Us without Cause or By Mr. Maselli for Good Reason	—	5,180,000	49,054	5,229,054
Terminated by Us without Cause Within 2 Years Following a Change of Control (assuming awards have been assumed, continued, or substituted)	9,727,157	5,180,000	49,054	14,956,211
Termination by Us For Cause or By Mr. Maselli without Good Reason	—	—	—	—

(1)

Amounts reported for a termination by us without cause within 2 years following a change of control (assuming awards have been assumed, continued, or substituted) represent accelerated vesting of unvested equity-based awards and reflect (a) the “spread” value of the options, equal to $7.33 per share for 103,360 options (same in the case of death) granted on July 26, 2023, $0 per share for 33,321 options (same in the case of death) granted on July 26, 2022 (award is underwater as of June 30, 2024 and has no value), $0 per share for 7,784 options (same in the case of death) granted on July 26, 2021 (award is underwater as of June 30, 2024 and has no value), and $0 per share for 3,851 options (same in the case of death) granted on July 30, 2020 (award is underwater as of June 30, 2024 and has no value), in each case representing the difference between the $56.23 closing price per share of our common stock on June 28, 2024, as reported on the NYSE (the “Fiscal 2024 Closing Price”), and the exercise price of the option; and (b) 46,396 RSUs (same in the case of death) granted on July 26, 2023, 10,221 RSUs (same in the case of death), granted on July 26, 2022, 3,009 RSUs granted (same in the case of death) on July 26, 2021, 0 PSUs (Adjusted EPS) (3,762 in the case of death) and 0 PSUs (Relative Return) (3,897 in the case of death) granted on July 26, 2021, 6,388 PSUs (Adjusted EPS) (12,776 in the case of death) and 6,948 PSUs (Relative Return) (13,895 in the case of death) granted on July 26, 2022, and 86,553 PSUs (Relative Return) (57,702 in the case of death) granted on July 26, 2023, multiplied by the Fiscal 2024 Closing Price.

The amount reported for Mr. Maselli for (i) termination by us without cause within 2 years following a change of control (assuming awards have been assumed, continued, or substituted), take into account future performance as disclosed in the “Fiscal 2024 Outstanding Equity Awards at Year-End” and accompanying footnote in this Annual Report; however, the number of Relative Return PSUs that vest in connection with a change of control may vary based on when a change of control occurs during a performance period.

Distribution of shares underlying PSUs are accelerated upon termination due to death. In the event Mr. Maselli meets the requirements of disability under the terms of the PSU awards, the shares underlying the PSUs remain subject to adjustment and will be distributed following the end of each relevant performance period based on final performance measured against the relevant pre-determined metrics for each award. The amounts shown above in the “Option/RSU/PSU/Restricted Stock/Performance Shares Acceleration” column in the event of termination due to death or disability assume that the PSUs vest at target. The amount would equal $9,727,157 when taking into account assumptions for future performance as disclosed in the “Fiscal 2024 Outstanding Equity Awards at Year-End” and accompanying footnote in this Annual Report.

(2)

Upon termination due to death or disability, Mr. Maselli or his estate is entitled to receive a pro-rata portion of the annual bonus that he would have been entitled to for the bonus year in which the termination occurs, based on our actual performance (the “Annual Bonus”). The amount reported above for death or disability represents his target annual bonus for fiscal 2024 and assumes (a) he would have served for the entire year and (b) on-target business and individual performance results. The amounts reported for “Termination by Us Without Cause” or “By Mr. Maselli for Good Reason and Termination by Us Without Cause Within 2 Years Following a Change of Control” (assuming awards have been assumed, continued, or substituted) are comprised of (a) the Annual Bonus plus (b) two (2) times the sum of (i) his annual base salary and (ii) his target annual bonus.

(3)

The amount reported represents income attributable to the health care premiums paid by us with respect to Mr. Maselli’s participation in our employee benefit plans for a two-year period. Mr. Maselli would also be entitled to be paid for any unused paid-time-off days accrued during 2024.

(4)	Receipt of shares in the event of disability occurs when the relevant vesting period for each grant ends rather than being accelerated to the date of disability.

MESSRS. MASANOVICH, HOPSON, GREISCH AND MCERLANE AND MS. EVOLI

Triggering Event	Value of Option/RSU/PSU/Restricted Stock/Performance Stock Acceleration ($)(1)	Value of Base Salary and Target Bonus Payments ($)(2)	Value of Continued Benefits Participation (3)	Total ($)
Death or Disability (4)
Matti Masanovich	5,690,330	1,440,000	6,491	7,136,821
Ricky Hopson	942,261	775,000	19,188	1,736,449
John Greisch	2,178,355	1,260,000	—	3,438,355
Lisa Evoli	2,157,374	850,000	6,491	3,013,865
David McErlane	1,681,598	945,000	19,685	2,646,283
Termination by Us Without Cause or By the Executive Officer for Good Reason
Matti Masanovich	—	1,440,000	6,491	1,446,491
Ricky Hopson	—	775,000	19,188	794,188
John Greisch	—	1,260,000	—	1,260,000
Lisa Evoli	—	850,000	6,491	856,491
David McErlane	—	945,000	19,685	964,685
Termination by Us Without Cause or By the Executive Officer for Good Reason Within 18 Months Following a Change of Control
Matti Masanovich	7,034,058	2,880,000	6,491	9,920,549
Ricky Hopson	992,755	1,162,500	19,188	2,174,443
John Greisch	2,806,838	2,520,000	—	5,326,838
Lisa Evoli	2,382,912	1,700,000	6,491	4,089,403
David McErlane	1,895,779	1,890,000	19,685	3,805,464

(1)

For Mr. Masanovich, the amounts reported for a termination by us without cause or by the executive officer for good reason within 18 months following a change of control (assuming awards have been assumed, continued, or substituted) reflects (a) the “spread” value of $11.47 per share for the 81,082 options (same in the case of death) granted on July 5, 2023, representing the difference between the Fiscal 2024 Closing Price and the exercise price of the option, and (b) 36,864 RSUs (same in the case of death) granted on July 5, 2023 and 71,691 PSUs (Relative Return) (47,794 in the case of death) granted on July 5, 2023, multiplied by the Fiscal 2024 Closing Price.

For Mr. Hopson, the amounts reported for a termination by us without cause or by the executive officer for good reason within 18 months following a change of control (assuming awards have been assumed, continued, or substituted) reflects (a) the “spread” value of $9.72 per share for the 10,669 options (same in the case of death) granted on August 1, 2023, $0 per share for the 2,121 options (same in the case of death) granted on July 26, 2022 (award is underwater as of June 30, 2024 and has no value), $0 per share for the 1,283 options (same in the case of death) granted on July 26, 2021 (award is underwater as of June 30, 2024 and has no value) and $0 per share for the 766 options (same in the case of death) granted on July 30, 2020 (award is underwater as of June 30, 2024 and has no value), representing the difference between the Fiscal 2024 Closing Price and the exercise price of the option, and (b) 4,790 RSUs (same in the case of death) granted on August 1, 2023, 651 RSUs (same in the case of death) granted on July 26, 2022, 496 RSUs (same in the case as death) granted on July 26, 2021, 0 PSUs (Adjusted EPS) (620 in the case of death) and 0 PSUs (Relative Return) (642 in the case of death) granted on July 26, 2021, 407 PSUs (Adjusted EPS) (813 in the case of death) and 443 PSUs (Relative Return) (885 in the case of death) granted on July 26, 2022, and 9,024 PSUs (Relative Return) (6,016 in the case of death), multiplied by the Fiscal 2024 Closing Price.

For Mr. Greisch, the amounts reported for a termination by us without cause or by the executive officer for good reason within 18 months following a change of control (assuming awards have been assumed, continued, or substituted) reflects (a) the “spread” value of $7.25 per share for the 127,096 options (same in the case of death) granted on August 30, 2023, representing the difference between the Fiscal 2024 Closing Price and the exercise price of the option, and (b) 33,530 PSUs (Relative Return) (22,353 in the case of death), multiplied by the Fiscal 2024 Closing Price.

For Ms. Evoli, the amounts reported for a termination by us without cause or by the executive officer for good reason within 18 months following a change of control (assuming awards have been assumed, continued, or substituted) reflects (a) the “spread” value of $9.72 per share for the 14,225 options (same in the case of death) granted on August 1, 2023, representing the difference between the Fiscal 2024 Closing Price and the exercise price of the option, and (b) 27,887 RSUs (same in the case of death) granted on August 1, 2023 and 12,032 PSUs (Relative Return) (8,021 in the case of death) granted on August 1, 2023, multiplied by the Fiscal 2024 Closing Price.

For Mr. McErlane, the amounts reported for a termination by us without cause or by the executive officer for good reason within 18 months following a change of control (assuming awards have been assumed, continued, or substituted) reflects (a) the “spread” value of $10.44 per share for the 14,740 options (same in the case of death) granted on September 25, 2023, representing the difference between the Fiscal 2024 Closing Price and the exercise price of the option, and (b) 19,552 RSUs (same in the case of death) granted on September 25, 2023 and 11,426 PSUs (Relative Return) (7,617 in the case of death) granted on September 25, 2023, multiplied by the Fiscal 2024 Closing Price.

Distribution of shares underlying PSUs are accelerated upon termination due to death. In the event an NEO meets the requirements of disability under the terms of the PSU awards, the shares underlying the PSUs remain subject to adjustment and will be distributed following the end of each relevant performance period based on final performance measured against the relevant pre-determined metrics for each award. The amounts shown above in the “Option/RSU/PSU/Restricted Stock/Performance Shares Acceleration” column in the event of termination due to death or disability assume that the PSUs vest at target. The amounts would differ, as follows, when taking into account assumptions for future performance as disclosed in the “Fiscal 2024 Outstanding Equity Awards at Year-End” and accompanying footnote in this Annual Report: Mr. Masanovich – $7,034,058; Mr. Hopson—$992,755; Ms. Evoli - $2,382,912; Mr. Greisch—$2,806,838; Mr. McErlane—$1,895,779.

The amounts reported for Mr. Greisch’s excludes his vested/undelivered DSUs (3,167 granted on August 22, 2020 and 3,465 granted on October 27, 2022), which he elected to defer in his role as a non-employee Director. Upon a termination of death or disability, the vested DSUs would be distributed in the month following the death/disability termination. In the event Mr. Greisch stops serving on the Board within 2 years following a change in control his vested DSUs would be settled on the fifteenth day of the seventh month following the month in which his Board services ended.

(2)

The amounts reported for death or disability and for termination by us without cause or by the executive officer for good reason represent, for each executive, the sum of that executive’s annual base salary and target annual bonus. The amounts reported for termination by us without cause within 18 months following a change of control represents for Mr. Masanovich, Ms. Evoli and Messrs. Greisch and McErlane, two times the sum of their annual base salary and target annual bonus and for Mr. Hopson, the sum of one-and-a-half times his annual base salary and target annual bonus.

(3)

The amounts reported for Messrs. Masanovich and Hopson, Ms. Evoli and Mr. McErlane represent income attributable to the health care premiums paid by us with respect to their continued participation in our employee benefit plans for a one-year period. Mr. Greisch elected not to enroll in our health benefits. Each executive would also be entitled to be paid for any unused paid-time-off days accrued during 2024.

(4)	Receipt of shares in the event of disability occurs when the relevant vesting period for each grant ends rather than being accelerated to the date of disability.

Payments that would be made under our Deferred Compensation Plan are described above in the Fiscal 2024 Nonqualified Deferred Compensation Table.

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

MR. GREISCH’S SEVERANCE, TERMINATION, AND CHANGE OF CONTROL BENEFITS

Mr. Greisch’s employment agreement, the Omnibus Plans, and the grant agreements thereunder each provide for certain benefits to be paid to him upon termination.

If Mr. Greisch is terminated by the Company for Cause, or if he resigns without Good Reason, or in the event of his death or Disability, in each case, he (or his estate, as the case may be) shall be entitled to receive: (A) accrued, but unpaid base salary; (B) reimbursement, for any unreimbursed business expense properly incurred; and (C) all amounts and benefits due to Mr. Greisch under the applicable terms of any applicable plan, program, agreement, or arrangement of the Company or any of its subsidiaries. Upon Mr. Greisch’s termination due to death or disability, he or his estate (as the case may be) will be entitled to receive these

If Mr. Greisch is terminated by the Company without Cause (other than by reason of death or disability) or by his Retirement or resignation for Good Reason, in addition to the above accrued rights, he will be entitled to receive (A) a pro rata portion of his annual bonus, if any, that he would have been entitled to receive for the bonus year during which the date of termination occurs based on the Company’s actual performance in respect of such bonus year, assuming he was employed for such full bonus year, (B) continued vesting of his stock options and PSUs, to the extent not then vested or previously forfeited or cancelled, as if he had continued employment through the original vesting date(s), and with respect to the stock options, he may exercise any vested option for a period ending on the later of (i) the third anniversary of each original vesting date or (ii) the termination date, and (C) if he is terminated by the Company without Cause or resigns for Good Reason within 18 months following a Change in Control (as defined in the Omnibus Plans), in lieu of, and not in addition to, payment under (A) and (B) above, (i) a single lump sum payment of cash severance in an amount equal to 1.5 times the sum of his then base salary plus target bonus for the remaining portion of the employment term and (II) Change in Control vesting for his equity awards.

SEVERANCE, TERMINATION, AND CHANGE OF CONTROL BENEFITS FOR MESSRS. MASANOVICH, HOPSON, MCERLANE AND MS. EVOLI

The severance and equity grant agreements with each of Messrs. Masanovich, Hopson, Mcerlane and Ms. Evoli, as well as the Omnibus Plans and the grant agreements thereunder, provide for benefits in the event of certain events of termination.

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

Our group life insurance program, which covers all eligible active U.S.-based employees, provides for a death benefit equal to 1.5 times current base salary (currently, the benefit would pay a total of $1,200,000 (with respect to Mr. Masanovich) $637,500 (with respect to Mr. Hopson), $750,000 (with respect to Ms. Evoli), and $787,500 (with respect to Mr. McErlane)).

Under our standard severance arrangement entered into with each of Messrs. Masanovich, McErlane and Ms. Evoli, in the event of death or disability, a termination by the Company without cause or by the executive for good reason within 18 months following a change in control, the executive would be entitled to increased cash severance equal to two times the sum of annual base salary plus target annual bonus, payable in equal installments over the one-year period following the date of termination, subject to entering into a release of claims and certain other terms and conditions. Mr. Hopson would be entitled to increased cash severance equal to one-and-a-half times the sum of his annual base salary plus target annual bonus, payable in equal installments over the one-year period following the date of termination, subject to entering into a release of claims and certain other terms and conditions. In addition, the severance agreements provide that if any of the payments provided for under such severance agreement or otherwise payable to the individual would constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code and would be subject to the related excise tax under Section 4999 of the Internal Revenue Code, then such individual will be entitled to receive either full payment of benefits or such lesser amount that would result in no portion of the benefits being subject to the excise tax, whichever results in the greater amount of after-tax benefits to such individual.

For information regarding the effects of the transaction with Novo Holdings on the Company’s outstanding equity awards, please see the sections entitled “The Merger Agreement—Treatment of Catalent Equity Awards—Treatment of Options,” “The Merger Agreement—Treatment of Catalent Equity Awards—Treatment of Restricted Stock Units,” “The Merger Agreement—Treatment of Catalent Equity Awards—Treatment of Performance Stock Units,” “The Merger Agreement—Treatment of Catalent Equity Awards—Treatment of the Employee Stock Purchase Plan,” and “The Merger (Proposal 1)—Interests of Catalent’s Directors and Executive Officers in the Merger” in the Company’s proxy statement filed with the SEC on April 15, 2024.

Pay Ratio

Presented below is the ratio of annual total compensation in fiscal 2024 of our CEO to the annual total compensation of our median employee (excluding our CEO). We believe the ratio presented below is a reasonable estimate calculated in a manner consistent with the rules set forth in Item 402(u) of Regulation S-K promulgated under the Exchange Act (the “Pay Ratio Rules”).

In identifying our median employee, we calculated the annual total cash compensation for fiscal 2024 of each employee as of June 30, 2024. For these purposes, annual total cash compensation included base salary or hourly wages, cash incentives, commissions, and comparable cash elements of compensation in non-U.S. jurisdictions and was calculated using internal human resources records. All amounts were annualized for permanent employees who did not work for the entire year, such as new hires, employees on paid or unpaid leave of absence and employees called for active military duty. We did not apply any cost-of-living adjustment as part of the calculation.

We selected the median employee from among 16,130 full-time and part-time workers who were employed as of June 30, 2024. We did not exclude any employee (whether pursuant to the de minimis exemption for foreign employees or any other permitted exclusion).

In accordance with the Pay Ratio Rules, we calculated the median employee’s annual total compensation in the same manner as the CEO’s annual total compensation was calculated in the Fiscal 2024 Summary Compensation Table on page 31. The median employee’s annual total compensation was $61,247. The CEO’s annual total compensation was $9,985,363, the amount reported in the “Total” column of the Summary Compensation Table. Accordingly, the ratio of our CEO’s total compensation to our median employee’s total compensation for fiscal 2024 was 163.0 to 1.

In considering this pay ratio, please note that the Pay Ratio Rules permit companies to calculate pay ratios using a variety of methods, both in determining the median employee and in determining the compensation to be used in calculating the ratio. Thus, our ratio may not be comparable to the ratio determined by any other company.

Director Compensation

We provide competitive compensation to our non-employee directors to attract and retain qualified individuals. The principal elements of our non-employee director compensation are an annual cash retainer; an annual equity award of RSUs, each of which represents the right to receive one share of our common stock; and additional cash fees for our Lead Independent Director, Committee Chairs (other than the Strategic and Operational Review Committee (the “Strategic Committee”)), Audit Committee members, and Strategic Committee members. In addition, non-employee directors are reimbursed for reasonable out-of-pocket expenses. Mr. Maselli, our CEO, did not receive additional compensation for his service as a director during fiscal 2024. Mr. Greisch received compensation as a non-employee director in fiscal 2024 until his election as Executive Chair, at which point he ceased being eligible for such compensation.

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

Cash Retainer	Equity Award	Committee Fees	Deferred Compensation
Annual $100,000 cash retainer, with an additional $45,000 retainer for the Lead Independent Director.	Annual RSU grant with a grant date fair market value of $275,000, vesting on the first anniversary of the grant date (subject to continued service) or upon a change of control.

Annual cash fees to the Chair and each member of the Audit Committee of $25,000 and $10,000, respectively. Annual cash fees to each member of the Strategic Committee of $5,000.

Annual cash fees to the Chair of the Compensation Committee of $12,500 and $10,000 to the Chairs of each of the Nominating and Quality and Regulatory Compliance Committees.

Directors may elect to defer any portion of their cash fees or RSUs on a pre-tax basis under our Deferred Compensation Plan.

The terms of the plan are described in the executive compensation section above.

Matching Gift Program

Our directors may also participate in the Catalent Cares matching gift program, which matches on a 1-to-1 basis personal charitable donations made by our employees and non-employee directors to eligible nonprofit organizations, subject to a yearly maximum of USD 2,000. The matching gift program yearly cycle runs through Catalent’s fiscal year from July 1 through June 30.

Director Stock Ownership Policy

Each of our non-employee directors is required to own stock in an amount equal to five times the annual cash retainer. For purposes of this requirement, a director’s holdings include shares held directly or indirectly, individually or jointly, and shares held under a deferral or similar plan. Each non-employee director is required to retain 100% of the shares received upon settlement of vested RSUs (net of shares used to satisfy applicable tax withholding obligation, if any) until the ownership level is met. All of our non-employee directors complied with the retention provisions of this policy throughout fiscal 2024 and through the date of this Annual Report.

Director Compensation for Fiscal 2024

For fiscal 2024, our non-employee directors received the amounts shown in the schedule below. All cash fees were paid on a quarterly basis, in arrears.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)	Total ($)
Michael J. Barber (3)	100,000	274,965	374,965
Steven K. Barg	85,250	309,773	395,023
J. Martin Carroll	120,591	299,030	419,621
Rolf Classon (3) (4)	89,217	274,965	364,182
Frank A. D’Amelio	84,066	319,646	403,712
John J. Greisch (4) (5)	18,200	0	18,200
Gregory T. Lucier (3)	125,151	274,965	400,116
Donald E. Morel, Jr.	101,456	274,965	376,421
Stephanie Okey	84,066	319,646	403,712
Michelle R. Ryan	96,676	319,646	416,322
Jack Stahl (3)	164,605	274,965	439,570

(1)

Mr. Maselli did not receive any compensation as a director during fiscal 2024, though he received compensation as our employee, as reported in the executive compensation tables in this Annual Report. In addition, Mr. Greisch received compensation as a non-employee director in fiscal 2024 until his election as Executive Chair, at which point he ceased being eligible for such compensation.

(2)

Represents the aggregate grant date fair market value of stock awards for fiscal 2024, computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“FASB ASC”) Topic 718, using the assumptions discussed in Note 14, “Stock-Based Compensation,” to the consolidated financial statements included in the 2024 Annual Report. The number of unvested RSUs as of June 30, 2024 was as follows: Messrs. Barber, Classon, Lucier, Morel, and Stahl had 6,993, Mr. D’Amelio, and Mses. Okey and Ryan had 7,972, Mr. Carroll had 7,548, and Mr. Barg had 7,711

(3)

Messrs. Barber, Classon, and Stahl elected to defer their annual RSU award under the Deferred Compensation Plan, as defined and described under “Other Benefits Under Our Executive Compensation Program—Deferred Compensation Plan.”

(4)

Mr. Greisch elected to defer 100% of his annual cash retainers for calendar 2023 under the Deferred Compensation Plan. Mr. Classon elected to defer 50% of his annual cash retainer for calendar 2023 and 2024 under the Deferred Compensation Plan.

(5)

The vesting of Mr. Greisch’s annual RSU award made to Mr. Greisch on October 27, 2022 was reduced by $45,284 through a cancellation/forfeiture of awarded RSUs on August 27, 2023 due to his appointment as Executive Chair of the Company on August 28, 2023, at which time he became ineligible to receive compensation pursuant to the Company’s non-employee director compensation plan.

Compensation Committee Interlocks and Insider Participation

The individuals that served as a member of the Compensation Committee during fiscal 2024 were Gregory T. Lucier, Michael J. Barber, J. Martin Carroll, Rolf Classon, Frank D’Amelio and Stephanie Okey. In addition, each of Donald E. Morel, Jr., Madhavan Balachandran and Rosemary A. Crane served on the Compensation Committee until their retirement from the board at the 2023 Annual Meeting held in January 2024. During fiscal 2024, no member of our Compensation Committee was an employee or officer or former officer of Catalent or had any relationship requiring disclosure under Item 404 of Regulation S-K. None of our executive officers has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of our Board or our Compensation Committee during fiscal 2024.

Non-GAAP Financial Measures

For a discussion of these measures and how they reconcile to our results reported under U.S. GAAP, please see the heading “Non-GAAP Metrics” under Item 7. Management’s Discussion and Analysis of Financial Condition of our 2024 Annual Report, as well as the following:

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

The reconciliation of net earnings to Adjusted EBITDA also includes a reconciliation to Budget-Based EBITDA. The reconciliation of fiscal 2024 consolidated net revenue reported in accordance with U.S. GAAP to net revenue at budgeted foreign exchange rates is as follows (in millions of U.S. dollars):

Revenue (GAAP)	$4,381
Foreign exchange impact	14
Budget-Based Revenue	4,395

Catalent, Inc.

Reconciliation of Net Earnings to EBITDA from operations,

Adjusted EBITDA and Budget-Based EBITDA

	Fiscal Year Ended June, 30
(In million of U.S. dollars)	2024	2023
Net (loss) earnings	(1,043)	(256)
Depreciation and Amortization	489	422
Interest expense, net	254	186
Income tax (benefit) expense	16	(86)
EBITDA from operations	(284)	266
Goodwill impairment charges	687	210
Stock-based compensation	68	35
Impairment charges and gain/loss on sale of assets	29	98
Restructuring costs	39	66
Acquisition, integration, and other special items	58	31
Foreign exchange loss (gain) included in other, net) (1)	13	(11)
Site transformation costs	39	—
Pension settlement charges	12	—
Impacts from COVID-19 contract settlement	24	—
Fire loss contingency	9	—
Other adjustments	9	2
Adjusted EBITDA	703	697
Favorable (unfavorable) FX impact	7	(17)
Adjusted EBITDA at constant currency	696	714
Adjusted EBITDA	703	697
Foreign exchange impact	7	(1)
Budget-Based EBITDA	710	698

(1)	Foreign exchange loss of $13 million for the fiscal year ended June 30, 2024, includes $13 million of unrealized losses related to foreign trade receivables and payables and intercompany transactions

Foreign exchange gain of $11 million for the fiscal year ended June 30, 2023, includes $10 million of unrealized gains related to foreign trade receivables and payables and intercompany transactions.

Catalent, Inc.

Reconciliation of Net Earnings to Adjusted Net Income and

Adjusted Net Income per share

	Fiscal Year Ended June 30,
(In million of U.S. dollars, except per share data)	2024	2023
Net (Loss) Earnings	(1,043)	(256)
Amortization (1)	135	136
Goodwill impairment charges	687	210
Stock-based compensation	68	35
Impairment charges and gain/loss on sale of assets	29	98
Restructuring Costs	39	66
Acquisition, integration, and other special items	58	31
Pension settlement charges	12	—
Site transformation costs	39	—
Fire loss contingency	9	—
Impacts from COVID-19 contract settlement	24	—
Foreign exchange (gain) loss (included in other, net) (2)	13	(11)
Other adjustments	8	2
Estimated tax effect of adjustments (3)	(13)	(126)
Discrete income tax benefit items (4)	(26)	(18)
Adjusted net income (ANI)	39	167
ANI per share:
ANI per basic share (5)	$0.22	$0.92
ANI per diluted share (6)	$0.21	$0.92

(1)	Represents the amortization attributable to purchase accounting for previously completed business combinations.
(2)	Foreign exchange loss of $13 million for the fiscal year ended June 30, 2024 includes $13 million of unrealized losses related to foreign trade receivables and payables intercompany transactions.

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

Securities Owned by Certain Beneficial Owners, Directors, and Management

The table below shows how many shares of our common stock were beneficially owned as of October 21, 2024 by (1) owners of more than 5% of the outstanding shares of our common stock, (2) our current directors, (3) our NEOs, and (4) all current directors and executive officers as a group. A person has beneficial ownership of shares if the person has voting or investment power over the shares or the right to acquire such power within 60 days. Investment power means the power to direct the sale or other disposition of the shares. Each person has (a) an address at 14 Schoolhouse Road, Somerset, NJ 08873 and (b) sole voting and investment power over the shares, in each case except as described below. The percent of class is based upon 181,508,810 shares of common stock outstanding as of October 21, 2024.

Name of Beneficial Owner	Common Stock
	Shares Owned	Percent of Class
The Vanguard Group(1)	20,186,499	11.1%
BlackRock, Inc.(2)	16,175,385	8.9%
Janus Henderson Group plc (3)	13,249,339	7.3%
Nomura Holdings, Inc.(4)	11,487,158	6.3%
T. Rowe Price Investment Management, Inc.(5)	11,209,374	6.2%
Capital World Investors(6)	9,656,560	5.3%
Alessandro Maselli(7)	158,548	*
Matti Masanovich(7)	29,565	*
Ricky Hopson(7)	28,663	*
John Greisch (7)	81,970	*
Lisa Evoli(7)	8,992	*
David McErlane(7)	8,034	*
Michael J. Barber(8)	13,389	*
Steven K. Barg(8)	7,711	*
J. Martin Carroll(8)	39,734	*
Rolf Classon(8)	43,321	*
Frank A. D’Amelio(8)	7,972	*
Gregory T. Lucier(8)	32,251	*
Donald E. Morel, Jr.(8)	65,455	*
Stephanie Okey(8)	7,972	*
Michelle R. Ryan(8)	7,972	*
Jack Stahl(8)	43,321	*
Current directors and executive officers as a group (20 persons)(9)	738,241	*

*	Represents less than 1%
(1)

Information shown is based on information reported by the filer on a Schedule 13G/A filed with the SEC on February 13, 2024, in which The Vanguard Group reported that it and its affiliates have shared voting power over 225,883 shares, sole dispositive power over 19,432,181 shares, and shared dispositive power over 754.318 shares. Filer’s address is 100 Vanguard Boulevard, Malvern, PA 19355.

(2)

Information shown is based on information reported by the filer on a Schedule 13G/A filed with the SEC on January 25, 2024, in which Blackrock, Inc. reported that it has sole voting power over 15,147,451 shares and sole dispositive power over 16,175,385 shares. Filer’s address is 55 East 52nd Street, New York, NY 10055.

(3)	Information shown is based on information reported by the filer on a Schedule 13G/A filed with the SEC on February 13, 2024. Filer’s address is 201 Bishopsgate, EC2M 3AE, United Kingdom.
(4)	Information shown is based on information reported by the filer on a Schedule 13G filed with the SEC on February 14, 2024. Filer’s address is 13-1, Nihonbashi 1-chome, Chuo-ku, Tokyo 103-8645, Japan.

(5)

Information shown is based on information reported by the filer on a Schedule 13G/A filed with the SEC on February 14, 2024, in which T. Rowe Price Investment Management, Inc. (Price Investment Management) reported that it has sole voting power over 4,428,310 shares and sole dispositive power over 11,209,374 shares. Filer’s address is 101 E. Pratt Street, Baltimore, MD 21201.

(6)

Information shown is based on information reported by the filer on a Schedule 13G/A filed with the SEC on May 10, 2024, in which Capital World Investors reported that it and its affiliates have sole voting power over 9,652,141 shares and sole dispositive power over 9,656,560 shares. Filer’s address is 333 South Hope Street, 55th Floor, Los Angeles, CA 90071.

(7)

The number of shares beneficially owned includes shares of common stock issuable upon exercise of options that are currently exercisable and/or will be exercisable within 60 days after October 21, 2024, as follows: Mr. Maselli 120,850, Mr. Masanovich 20,270, Mr. Hopson 16,881, Mr. Greisch 31,774, Ms. Evoli 3,556 and Mr. McErlane 3,685.

(8)

The number of shares beneficially owned includes 6,993 shares of common stock issuable upon vesting of restricted stock units within 60 days after October 21, 2024. Includes vested restricted stock units that that have been deferred or that will be deferred upon vesting within 60 days after October 21, 2024 under our Deferred Compensation Plan (described below), as follows: Mr. Barber 11,142, Mr. Classon 32,251, Mr. Greisch 6,632, Mr. Lucier 23,856, Dr. Morel 11,548, and Mr. Stahl 15,330.

(9)

Includes 342,016 shares of common stock issuable upon (a) vesting of restricted stock units within 60 days after October 21, 2024 or (b) exercise of options that are currently exercisable and/or will be exercisable within 60 days after October 21, 2024.

Equity Compensation Plan Information

The following table provides certain information as of June 30, 2024 regarding our equity compensation plans.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	4,089,106	(2)	$64.81	(3)	13,064,566
Employee Stock Purchase Plan approved by security holders(4)	—		—		2,998,950

(1)

The amounts set forth in this row relate to grants under (a) our 2014 Omnibus Incentive Plan (the “2014 Omnibus Plan”), which was approved by a majority shareholder prior to our IPO, and (b) our 2018 Omnibus Plan together with the 2014 Omnibus Plan, the “Omnibus Plans”), which was approved by our shareholders at the 2018 Annual Meeting of Shareholders. No additional award will be issued under the 2014 Omnibus Plan, but the shares that otherwise would have been available for issuance thereunder are available for issuance under the 2018 Omnibus Plan. Under the terms of the 2018 Omnibus Plan, each issued RSU and PSU reduces the amount remaining available by 2.25 shares for awards granted prior to July 1, 2023 and 1.7 shares for awards granted on or after July 1, 2023, which is reflected in the amount reported in column (c) above, as well as incremental shares underlying PSUs representing performance at maximum above the respective targets. If we took into consideration the terms of the Novo Holdings merger agreement, the incremental shares underlying PSUs would represent the fiscal year 2023-2025 PSUs at target performance and the fiscal year 2025-2026 PSUs at maximum performance, resulting in 13,657,302 number of securities remaining available for future issuance under our equity compensation plans. Also included in column c above, is an additional 7,625,000 shares which were approved and made available for issuance under the 2018 Omnibus Plan at January 25, 2024 shareholder meeting.

(2)

The amount shown includes 150,295 vested RSUs and PSUs that have been deferred under our Deferred Compensation Plan (described below), and (b) 741,903 Adjusted EPS PSUs and Relative Return PSUs at target (each as described in the CD&A), which may increase by up to an additional 449,123 shares (not included in the number above) representing the number of shares above target if the maximum performance thresholds are met.

(3)

The weighted-average exercise price shown above reflects stock options only and does not take into account outstanding RSUs or PSUs as these forms of equity securities by their nature have no exercise price.

(4)

The amount set forth in this row relates to our 2019 Employee Stock Purchase Plan (ESPP) and reflects shares purchased through the end of the purchase period that ended on March 31, 2024. The plan was suspended after the March 31, 2024 offering period through the date the Novo Holdings transaction is consummated. There were no future offering periods for the remainder of fiscal 2024. Upon the consummation of the Novo Holdings transaction, the ESPP will be terminated.

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

During fiscal 2024 we did not enter into or have outstanding any reportable related person transaction, nor is any related person transaction currently proposed, in which any of our directors, CEO, or executive officers has a direct or indirect material interest.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

On February 27, 2024, the Audit Committee approved the appointment of Grant Thornton LLP as the Company’s new independent registered public accounting firm, for the fiscal year ended June 30, 2024. The following table presents the fees for professional services rendered by Grant Thornton LLP for the audit of our annual financial statements for the fiscal year ended June 30, 2024, and the fees billed for other services rendered by Grant Thornton LLP during that period.

SERVICES	2024
Audit Fees(1)	$8,716,896

Audit-Related Fees	—

Tax Fees	—

All Other Fees(2)	—

Total	$8,716,896

(1)

Includes fees associated with the integrated audit of our annual consolidated financial statements and internal control over financial reporting, review of our quarterly reports on Form 10-Q, and other services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)	Grant Thornton did not provide any “other services” during the last fiscal year.

All of the services covered under the captions “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” were pre-approved by the Audit Committee.

Pre-Approval of Audit and Non-Audit Services

Consistent with requirements of the SEC and the Public Company Accounting Oversight Board regarding auditor independence, the Audit Committee charter provides that the Audit Committee has responsibility for appointing, setting compensation for, and overseeing the work of the independent auditor. Accordingly, all audit and permitted non-audit services for which Grant Thornton LLP was engaged were pre-approved by the Audit Committee.

Prior to engagement of the independent auditor for 2025, management will submit for Audit Committee approval a list of services and related fees expected to be rendered in 2025 within each of the following categories of services:

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

•	All Other services are those services not captured in the audit, audit-related or tax categories.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

The following documents are filed or incorporated by reference as part of this report:

Exhibit No.	Description

2.1	Membership Interest Purchase Agreement, dated August 29, 2021, by and among Catalent Pharma Solutions, Inc., Bettera Holdings, LLC, the members of Bettera Holdings, LLC, and Highlander Partners Candy, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 30, 2021).

2.2	Agreement and Plan of Merger, dated as of February 5, 2024, by and among the Company, Creek Parent, Inc., and Creek Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on February 5, 2024).

3.1	Fourth Amended and Restated Certificate of Incorporation of Catalent, Inc., as filed with the Secretary of State of the State of Delaware on October 28, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 2, 2021).

3.2	Bylaws of Catalent, Inc., effective February 2, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on February 7, 2023).

4.1	Indenture, dated June 27, 2019, by and among Catalent Pharma Solutions, Inc., the subsidiary guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 27, 2019).

4.1.1	Form of 5.00% Senior Notes due 2027 (included as part of Exhibit 4.1 above).

4.2	Indenture, dated March 2, 2020, by and among Catalent Pharma Solutions, Inc., the subsidiary guarantors named therein, Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as principal paying agent, and Deutsche Bank Luxembourg S.A., as transfer agent and registrar (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 3, 2020).

4.2.1	Form of 2.375% Senior Notes due 2028 (included as part of Exhibit 4.2 above).

4.3	Indenture, dated February 22, 2021, by and among Catalent Pharma Solutions, Inc., the subsidiary guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 21, 2021).

4.3.1	Form of 3.125% Senior Notes due 2029 (included as part of Exhibit 4.3 above).

4.4	Indenture, dated September 29, 2021, by and among Catalent Pharma Solutions, Inc., the subsidiary guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 29, 2021).

4.4.1	Form of 3.500% Senior Notes due 2030 (included as part of Exhibit 4.4 above).

4.5	Description of the Company’s Capital Stock (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2022).

10.1	Amended and Restated Credit Agreement, dated as of May 20, 2014, relating to the Credit Agreement, dated as of April 10, 2007, as amended, among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc., as the administrative agent, collateral agent and swing line lender and other lenders as parties thereto (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Current Report on Form 8-K filed on May 27, 2014).

10.1.1	Amendment No. 1, dated December 1, 2014 to Amended and Restated Credit Agreement, dated as of May 20, 2014 among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc., as the administrative agent, collateral agent and swing line lender and other lenders as parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 2, 2014).

10.1.2	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of December 9, 2016, by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc. as administrative agent, collateral agent and swing line lender and the lenders party thereto, which amends that certain Amended and Restated Credit Agreement, dated as of May 20, 2014 (as amended), by and among Catalent Pharma Solutions, Inc. PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc. and JP Morgan Chase Bank, N.A. as L/C Issuers, the other lenders party thereto and the other agents party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2016).

10.1.3	Amendment No. 3 to Amended and Restated Credit Agreement, dated as of October 18, 2017, by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and swing line lender and the lenders party thereto, which amends that certain Amended and Restated Credit Agreement, dated as of May 20, 2014 (as amended), by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc. and JPMorgan Chase Bank, N.A., as L/C Issuers, the other lenders party thereto and the other agents party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 18, 2017).

10.1.4	Amendment No. 4 to Amended and Restated Credit Agreement, dated as of May 17, 2019, by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and swing line lender and the lenders party thereto, which amends that certain Amended and Restated Credit Agreement, dated as of May 20, 2014 (as amended), by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc. and JPMorgan Chase Bank, N.A., as L/C Issuers, the other lenders party thereto and the other agents party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 22, 2019).

10.1.5	Amendment No. 5 to Amended and Restated Credit Agreement, dated as of February 22, 2021, by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, JP Morgan Chase Bank, N.A., as the administrative agent, collateral agent, swing line lender, and letter of credit issuer, and the lenders and other parties thereto, which amends that certain Amended and Restated Credit Agreement, dated as of May 20, 2014 (as amended), by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, JP Morgan Chase Bank, N.A., as the successor administrative agent, collateral agent, swing line lender, and letter of credit issuer, and the lenders and other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 22, 2021).

10.1.6	Amendment No. 6 to Amended and Restated Credit Agreement, dated as of September 29, 2021, by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, JP Morgan Chase Bank, N.A., as the administrative agent, collateral agent, swing line lender, and letter of credit issuer, and the lenders and other parties thereto, which amends that certain Amended and Restated Credit Agreement, dated as of May 20, 2014 (as amended), by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, JP Morgan Chase Bank, N.A., as the successor administrative agent, collateral agent, swing line lender, and letter of credit issuer, and the lenders and other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2021).

10.1.7	Amendment No. 7 to Amended and Restated Credit Agreement, dated as of November 22, 2022, by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, JP Morgan Chase Bank, N.A., as the administrative agent, collateral agent, swing line lender, and letter of credit issuer, and the lenders and other parties thereto, which amends that certain Amended and Restated Credit Agreement, dated as of May 20, 2014 (as amended), by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, JP Morgan Chase Bank, N.A., as the successor administrative agent, collateral agent, swing line lender, and letter of credit issuer, and the lenders and other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2022).

10.1.8	Amendment No. 8 to Amended and Restated Credit Agreement, dated as of June 27, 2023, by JP Morgan Chase Bank, N.A., as the administrative agent, which amends that certain Amended and Restated Credit Agreement, dated as of May 20, 2014 (as amended), by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, JP Morgan Chase Bank, N.A., as the administrative agent, collateral agent, swing line lender, and letter of credit issuer, and the lenders and other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 27, 2023).

10.1.9	Amendment No. 9 to Amended and Restated Credit Agreement, dated as of September 27, 2023, by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, JPMorgan Chase Bank, N.A., as the administrative agent, collateral agent, swing line lender, and letter of credit issuer, and the lenders and other parties thereto, which amends that certain Amended and Restated Credit Agreement, dated as of May 20, 2014 (as amended), by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, JPMorgan Chase Bank, N.A., as the successor administrative agent, collateral agent, swing line lender, and letter of credit issuer, and the lenders and other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2023).

10.1.20	Amendment No. 10 to Amended and Restated Credit Agreement, dated as of November 22, 2023, by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, JPMorgan Chase Bank, N.A., as the administrative agent, collateral agent, swing line lender, and letter of credit issuer, and the lenders and other parties thereto, which amends that certain Amended and Restated Credit Agreement, dated as of May 20, 2014 (as amended), by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, JPMorgan Chase Bank, N.A., as the successor administrative agent, collateral agent, swing line lender, and letter of credit issuer, and the lenders and other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 27, 2023).

10.1.11	Amendment No. 11 to Amended and Restated Credit Agreement, dated as of December 19, 2023, by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, JPMorgan Chase Bank, N.A., as the administrative agent, collateral agent, swing line lender, and letter of credit issuer, and the lenders and other parties thereto, which amends that certain Amended and Restated Credit Agreement, dated as of May 20, 2014 (as amended), by and among Catalent Pharma Solutions, Inc., PTS Intermediate Holdings LLC, JPMorgan Chase Bank, N.A., as the successor administrative agent, collateral agent, swing line lender, and letter of credit issuer, and the lenders and other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 19, 2023).

10.2	Intellectual Property Security Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc., PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Therein and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.21 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007).

10.2.1	Intellectual Property Security Agreement Supplement, dated as of July 1, 2008, to the Intellectual Property Security Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc., PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Therein and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.28 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K filed on September 29, 2008).

10.3	Stockholders’ Agreement, dated as of May 17, 2019, by and among Catalent, Inc., Green Equity Investors VII, L.P., Green Equity Investors Side VII, L.P., LGP Associates VII-A LLC and LGP Associates VII-B LLC (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2019).

10.4	Registration Rights Agreement, dated as of May 17, 2019, by and among Catalent, Inc., Green Equity Investors VII, L.P., Green Equity Investors Side VII, L.P., LGP Associates VII-A LLC and LGP Associates VII-B LLC (incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 22, 2019).

10.4.1	Amendment to Registration Rights Agreement, dated as of April 17, 2024, by and among Catalent, Inc., Green Equity Investors VII, L.P., Green Equity Investors Side VII, L.P., LGP Associates VII-A LLC and LGP Associates VII-B LLC **

10.5	Cooperation Agreement, dated as of August 28, 2023, by and among Elliott Investment Management L.P., a Delaware limited partnership, Elliott Associates, L.P., a Delaware limited partnership, and Elliott International, L.P., a Cayman Islands limited partnership, and Catalent, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 29, 2023).

10.6	Catalent, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 5, 2014). †

10.7	Catalent, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2018). †

10.7.1	Amendment No.1 to Catalent, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 26, 2024). †

10.7.2	Form of Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.6.1 to the Company’s Annual Report on Form 10-K filed on December 8, 2023). †

10.7.3	Form of 2018 Omnibus Incentive Plan Restricted Stock Unit Agreement for Employees (incorporated by reference to Exhibit 10.6.2 to the Company’s Annual Report on Form 10-K filed on December 8, 2023). †

10.7.4	Form of 2018 Omnibus Incentive Plan Option Agreement for Employees (incorporated by reference to Exhibit 10.6.3 to the Company’s Annual Report on Form 10-K filed on December 8, 2023). †

10.7.5	Form of 2018 Omnibus Incentive Plan Performance Share Unit Agreement for Employees (incorporated by reference to Exhibit 10.6.4 to the Company’s Annual Report on Form 10-K filed on December 8, 2023). †

10.8	Catalent Pharma Solutions, Inc. Deferred Compensation Plan, as amended and restated effective October 1, 2022 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2022). †

10.9	Management Incentive Plan Summary for the fiscal year ending June 30, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2022). †

10.10	Form of Severance Agreement between US-based executive officers and Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on December 8, 2023). †**

10.10.1	Form of Severance Agreement between non-US-based executive officers and Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 10.9.1 to the Company’s Annual Report on Form 10-K filed on December 8, 2023). †**

10.11	Form Retention Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 29, 2024). †

10.12	Employment Agreement, dated January 4, 2022, by and between Catalent, Inc. and Alessandro Maselli (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2022).

10.13	Employment Agreement, dated August 28, 2023, between John Greisch and Catalent, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2024). †

10.14	Offer letter, dated June 15, 2023, between Matti Masanovich and Catalent, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2023). †

10.15	Offer letter, dated January 11, 2024, between Michael J. Hatzfeld, Jr. and Catalent, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2024). †

10.16	Offer letter, dated July 1, 2022, by and between Catalent, Inc. and Ricky Hopson (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on December 8, 2023). †

10.16.1	Offer letter, dated May 1, 2023, by and between Catalent, Inc. and Ricky Hopson (incorporated by reference to Exhibit 10.17.1 to the Company’s Annual Report on Form 10-K filed on December 8, 2023). †

10.16.2	Amendment to Offer letter, dated August 14, 2023, by and between Catalent, Inc. and Ricky Hopson (incorporated by reference to Exhibit 10.17.2 to the Company’s Annual Report on Form 10-K filed on December 8, 2023). †

10.17	Offer letter, dated June 8, 2023, by and between Catalent, Inc. and Lisa Evoli.†*

10.18	Offer letter, dated August 25, 2023, by and between Catalent, Inc. and David McErlane.†*

16.1	Letter from Ernst & Young LLP, dated March 1, 2024 (incorporated by reference to Exhibit 16.1 in the Company’s Current Report on Form 8-K filed on March 1, 2024)

19.1	Insider Trading Policy**

21.1	Subsidiaries of the Registrant. **

23.1	Consent of Ernst & Young LLP. **

23.2	Consent of Grant Thornton LLP. **

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

97.1	Catalent, Inc. Executive Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on December 8, 2023)

101.1	The following materials are formatted in inline XBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statement of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements. **

104	The cover page of this Annual Report on Form 10-K, formatted as Inline XBRL and contained in Exhibit 101.1.

*	Filed herewith
**	Previously filed
***	Furnished herewith
†	Represents a management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALENT, INC.

Date: October 25, 2024	By:	/s/ MICHAEL HATZFELD
Michael Hatzfeld
Vice President and Chief Accounting Officer