Form 10-Q
period 2024-09-30
Catalent, Inc.
filed 2024-11-05
CIK 1596783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

On October 28, 2024, there were 181,511,586 shares of the Registrant's common stock, par value $0.01 per share, issued and outstanding.

CATALENT, INC.
Index to Form 10-Q
For the Three Months Ended September 30, 2024

Special Note Regarding Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q of Catalent, Inc. (“Catalent” or the “Company”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “future,” “forward,” “sustain,” or the negative version of these words or other comparable words.
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

Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include, but are not limited to, those summarized below, in addition to those described more fully (i) in Part II, “Item 1A. Risk Factors” and elsewhere in this report, (ii) from time to time in reports that we have filed or in the future may file with the Securities and Exchange Commission (the “SEC”), and (iii) under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (the “Fiscal 2024 10-K”).

Risks Relating to Pending Merger with Novo Holdings

•    We may not complete the pending merger with Novo Holdings A/S (“Novo Holdings”) within the timeframe anticipated, or at all, which could have a material adverse effect on our business, financial condition or results of operations, as well as negatively impact our share price.

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

•We may become subject to litigation, other proceedings, and government investigations relating to us or our operations, and the ultimate outcome of any such matter may have an adverse impact on our business, prospects, financial condition, and results of operations.

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

•We are not currently eligible to use the Form S-3 registration statement, which could impair our capital-raising activities.

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

PART I.    FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Catalent, Inc.
Consolidated Statements of Operations
(Unaudited; dollars in millions, except per share data)

	Three Months Ended September 30,
	2024	2023
Net revenue	$1,023	$982
Cost of sales	842	813
Gross margin	181	169
Selling, general, and administrative expenses	252	205
Gain on sale of subsidiary	(17)	—
Goodwill impairment charges	—	689
Other operating expense, net	13	1
Operating loss	(67)	(726)
Interest expense, net	60	58
Other (income) expense, net	(10)	13
Loss before income taxes	(117)	(797)
Income tax expense (benefit)	12	(38)
Net loss	$(129)	$(759)

Earnings (loss) per share:
Basic
Net loss	$(0.71)	$(4.19)
Diluted
Net loss	$(0.71)	$(4.19)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited; dollars in millions)

	Three Months Ended September 30,
	2024	2023
Net loss	$(129)	$(759)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	66	(39)
Pension and other post-retirement adjustments	1	—
Derivatives and hedges	(13)	5
Other comprehensive income (loss), net of tax	54	(34)
Comprehensive loss	$(75)	$(793)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc.
Consolidated Balance Sheets
(Unaudited; in millions, except share and per share data)

	September 30, 2024	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$335	$289
Trade receivables, net of allowance for credit losses of $12 and $23, respectively	760	921
Inventories	553	574
Prepaid expenses and other current assets	859	813
Total current assets	2,507	2,597
Property, plant, and equipment, net of accumulated depreciation of $1,983 and $1,915, respectively	3,671	3,643
Other assets:
Goodwill	2,366	2,333
Other intangibles, net	811	841
Deferred income taxes	32	7
Other long-term assets	321	332
Total assets	$9,708	$9,753

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$48	$48
Accounts payable	375	361
Other accrued liabilities	575	622
Total current liabilities	998	1,031
Long-term obligations, less current portion	4,886	4,857
Pension liability	96	95
Deferred income taxes	22	5
Other long-term liabilities	164	161
Total liabilities	6,166	6,149
Commitment and contingencies (See Note 14)
Shareholders’ equity:
Common stock, $0.01 par value; 1.00 billion shares authorized at September 30, 2024 and June 30, 2024; 181 million and 181 million issued and outstanding at September 30, 2024 and June 30, 2024, respectively	2	2
Preferred stock, $0.01 par value; 100 million shares authorized at September 30, 2024 and June 30, 2024; 0 shares issued and outstanding at September 30, 2024 and June 30, 2024	—	—
Additional paid in capital	4,800	4,787
Accumulated deficit	(910)	(781)
Accumulated other comprehensive loss	(350)	(404)
Total shareholders’ equity	3,542	3,604
Total liabilities and shareholders’ equity	$9,708	$9,753

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited; dollars in millions, except share data in thousands)

Three Months Ended September 30, 2024

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at June 30, 2024	180,998	$2	$4,787	$(781)	$(404)	$3,604
Share issuances related to stock- based compensation	491	—	—	—	—	—
Stock-based compensation	—	—	11	—	—	11
Cash received, in lieu of equity, for tax withholding obligations	—	—	1	—	—	1
Exercise of stock options	—	—	1	—	—	1
Net loss	—	—	—	(129)	—	(129)
Other comprehensive income, net of tax	—	—	—	—	54	54
Balance at September 30, 2024	181,489	$2	$4,800	$(910)	$(350)	$3,542

Three Months Ended September 30, 2023

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at June 30, 2023	180,273	$2	$4,701	$262	$(354)	$4,611
Share issuances related to stock- based compensation	248	—	—	—	—	—
Stock-based compensation	—	—	19	—	—	19
Exercise of stock options	—	—	1	—	—	1
Employee stock purchase plan	—	—	3	—	—	3
Net loss	—	—	—	(759)	—	(759)
Other comprehensive loss, net of tax	—	—	—	—	(34)	(34)
Balance at September 30, 2023	180,521	$2	$4,724	$(497)	$(388)	$3,841

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent, Inc.
Consolidated Statements of Cash Flows
(Unaudited; dollars in millions)

	Three Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(129)	$(759)
Adjustments to reconcile net loss to net cash from operations:
Depreciation and amortization	113	112
Goodwill impairment charges	—	689
Non-cash foreign currency transaction (gain) loss, net	(10)	9
Amortization of debt issuance costs	3	2
Impairments charges and loss/gain on sale of assets, net	4	(1)
Gain on sale of subsidiary	(17)	—
Stock-based compensation	17	19
Benefit from deferred income taxes	(5)	(44)
Provision for bad debts and inventory	39	10
Change in operating assets and liabilities:
Decrease in trade receivables	173	160
Increase in inventories	(10)	(31)
Decrease in accounts payable	(10)	(73)
Other assets/accrued liabilities, net—current and non-current	(107)	(163)
Net cash provided by (used in) operating activities	61	(70)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property, equipment, and other productive assets	(57)	(84)
Proceeds from sale of property and equipment	—	1
Proceeds from sale of subsidiary	23	—
Payment for investments	—	(1)
Net cash used in investing activities	(34)	(84)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing	—	115
Payments related to long-term obligations	(5)	(35)
Financing fees paid	—	(1)
Cash received, in lieu of equity, for tax-withholding obligations	1	—
Exercise of stock options	1	1
Other financing activities	(7)	18
Net cash (used in) provided by financing activities	(10)	98
Effect of foreign currency exchange on cash and cash equivalents	29	(15)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	46	(71)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	289	280
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$335	$209
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$68	$65
Income taxes paid, net	$9	$19
Non-cash purchase of property, equipment, and other productive assets	$18	$21

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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending June 30, 2025. The consolidated balance sheet at June 30, 2024 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information on the Company's accounting policies and footnotes, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 filed with the Securities and Exchange Commission (the “SEC”) on September 6, 2024.
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
As of September 30, 2024 and June 30, 2024, the Company had one customer that represented 37% and 34%, respectively, of its aggregate net trade receivables and current contract asset values, primarily associated with the Company's Biologics segment. After performing a risk assessment of this customer, the Company has determined that a reserve is not warranted as of September 30, 2024. Additionally, the Company had one customer in its Biologics segment that represented approximately 16% of consolidated net revenue during the three months ended September 30, 2024 and 2023.
Depreciation
Depreciation expense was $80 million and $78 million for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense includes amortization of assets related to finance leases. The Company charges repairs and maintenance costs to expense as incurred.
Amortization
Amortization expense related to other intangible assets was $33 million and $34 million for the three months ended September 30, 2024 and 2023, respectively.
Research and Development Costs
The Company expenses research and development costs as incurred. Research and development costs amounted to $4 million and $4 million for the three months ended September 30, 2024 and 2023, respectively.
New Accounting Standards Not Adopted as of September 30, 2024

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

The Company also recognizes commercial revenue for certain contracts in its Biologics segment that have a notably long manufacturing cycle, and for which the customer exercises control over the product throughout the manufacturing process. For these contracts, revenue is recognized over time and progress is measured using an input method based on effort expended, which provides an appropriate depiction of the Company’s progress toward fulfilling its performance obligation.

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
The following tables reflect net revenue for the three months ended September 30, 2024 and 2023, by type of activity and reportable segment (in millions):

Three Months Ended September 30, 2024	Biologics	Pharma and Consumer Health	Total
Manufacturing & commercial product supply	$244	$362	$606
Development services & clinical supply	217	201	418
Total	$461	$563	$1,024
Inter-segment revenue elimination			(1)
Combined net revenue			$1,023

Three Months Ended September 30, 2023	Biologics	Pharma and Consumer Health	Total
Manufacturing & commercial product supply	$282	$334	$616
Development services & clinical supply	166	200	366
Total	$448	$534	$982
Inter-segment revenue elimination			—
Combined net revenue			$982

The following table allocates revenue by the location where the goods were made or the service performed:

	Three Months Ended September 30,
(Dollars in millions)	2024	2023
United States	$658	$645
Europe	331	274
Other	68	88
Elimination of revenue attributable to multiple locations	(34)	(25)
Total	$1,023	$982

Contract Liabilities
Contract liabilities relate to cash consideration that the Company receives in advance of satisfying the related performance obligations. The contract liabilities balances (current and non-current) as of September 30, 2024 and June 30, 2024 are as follows:

(Dollars in millions)
Balance at June 30, 2024	$255
Balance at September 30, 2024	$275
Revenue recognized in the period from amounts included in contracts liability at the beginning of the period:	$(108)

Contract liabilities that will be recognized within 12 months of September 30, 2024 are accounted for in Other accrued liabilities and those that will be recognized longer than 12 months after September 30, 2024 are accounted for in Other long-term liabilities.

Contract Assets
Contract assets primarily relate to the Company's conditional right to receive consideration for services that have been performed for customers as of September 30, 2024 relating to the Company’s development services but had not yet been invoiced as of September 30, 2024. Contract assets are transferred to trade receivables, net when the Company’s right to receive the consideration becomes unconditional. Contract assets totaled $609 million and $602 million as of September 30, 2024 and June 30, 2024, respectively. Contract assets expected to transfer to trade receivables within 12 months are accounted for within Prepaid expenses and other current assets. Contract assets expected to transfer to trade receivables longer than 12 months are accounted for within Other long-term assets.
As of September 30, 2024, the Company recorded no reserve against its aggregate contract asset balance.
Performance Obligations

Remaining performance obligations represent firm orders for future development services as well as manufacturing and commercial product supply, including minimum volume commitments, for which there are incomplete performance obligations for work not yet completed under executed contracts. Remaining performance obligations as of September 30, 2024 were $868 million. The Company expects to recognize approximately 45% of the remaining performance obligations in existence as of September 30, 2024 after September 30, 2025.
3.    BUSINESS COMBINATIONS AND DIVESTITURES
Research Triangle Park Small Molecule Analytical Services Divestiture

In September 2024, the Company divested of its Research Triangle Park Small Molecule Analytical Services subsidiary (“RTP”) for $23 million in cash, RTP, based in North Carolina, was part of the Company’s Pharma and Consumer Health segment. The divestiture resulted in a gain on sale of subsidiary of $17 million.

All consideration received was measured at its divestiture date fair value. The Company valued the total consideration received from divestiture as follows:

(Dollars in millions)	Fair Value of Consideration Received
Cash	$23
Other(1)	4
Total	$27

(1) Other includes assumption of liabilities, prepaid rent and a working capital holdback.

4.    GOODWILL
The following table summarizes the changes between June 30, 2024 and September 30, 2024 in the carrying amount of goodwill in total and by segment:

(Dollars in millions)	Biologics	Pharma and Consumer Health	Total
Balance at June 30, 2024	$1,163	$1,170	$2,333
Divestitures(1)	—	(2)	(2)
Foreign currency translation adjustments	15	20	35
Balance at September 30, 2024	$1,178	$1,188	$2,366
(1) Represents goodwill associated with the divestiture of RTP.
Accumulated goodwill impairment charges amount to $897 million.
5.    LONG-TERM OBLIGATIONS AND SHORT-TERM BORROWINGS
Long-term obligations and short-term borrowings consisted of the following at September 30, 2024 and June 30, 2024:

(Dollars in millions)	Maturity	September 30, 2024	June 30, 2024
Senior secured credit facilities
Term loan facility B-3 (7.034% as of September 30, 2024)	February 2028	$1,400	$1,404
Term loan facility B-4 (7.919% as of September 30, 2024)	February 2028	597	598
5.000% senior notes due 2027	July 2027	500	500
2.375% Euro senior notes due 2028(1)	March 2028	919	883
3.125% senior notes due 2029	February 2029	550	550
3.500% senior notes due 2030	April 2030	650	650
Financing lease obligations	2024 to 2038	328	332
Other obligations	2024 to 2028	31	32
Unamortized discount and debt issuance costs		(41)	(44)
Total debt		$4,934	$4,905
Less: current portion of long-term obligations and other short-term borrowings		48	48
Long-term obligations, less current portion		$4,886	$4,857
(1)    The change in the carrying value of this euro-denominated debt was due to fluctuations in foreign currency exchange rates.
As of September 30, 2024, we were in compliance with all material covenants under the Credit Agreement.
The available capacity under the revolving credit facility is further reduced by the aggregate value of all outstanding letters of credit under the Credit Agreement. As of September 30, 2024, Operating Company had $1.09 billion of unutilized capacity under the revolving credit facility, due to $6 million of outstanding letters of credit.

Measurement of the Estimated Fair Value of Debt

The estimated fair value of the Company’s senior secured credit facilities and other senior indebtedness is classified as a Level 2 determination (see Note 10, Fair Value Measurements, for a description of the method by which fair value classifications are determined) in the fair-value hierarchy and is calculated by using a discounted cash flow model with a market interest rate as a significant input. The carrying amounts and the estimated fair values of the Company’s principal categories of debt as of September 30, 2024 and June 30, 2024 are as follows:

		September 30, 2024		June 30, 2024
(Dollars in millions)	Fair Value Measurement	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
5.000% senior notes due 2027	Level 2	$500	$501	$500	$498
2.375% Euro senior notes due 2028	Level 2	919	905	883	849
3.125% senior notes due 2029	Level 2	550	544	550	532
3.500% senior notes due 2030	Level 2	650	648	650	627
Senior secured credit facilities & other	Level 2	2,356	2,117	2,366	2,107
Subtotal		$4,975	$4,715	$4,949	$4,613
Unamortized discount and debt issuance costs		(41)	—	(44)	—
Total debt		$4,934	$4,715	$4,905	$4,613

6.    LOSS PER SHARE
The Company computes earnings (loss) per share of the Company’s common stock, par value $0.01 (the “Common Stock”) using the treasury stock method. Diluted net (loss) earnings per share is computed using the weighted average number of shares of Common Stock outstanding plus the weighted average number of shares of Common Stock that would be issued assuming exercise or conversion of all potentially dilutive instruments. Dilutive securities having an anti-dilutive effect on diluted net earnings per share are excluded from the calculation. The dilutive effect of the securities that are issuable under the Company’s equity incentive plans are reflected in diluted earnings per share by application of the treasury stock method. The reconciliations between basic and diluted earnings per share attributable to Catalent common shareholders for the three months ended September 30, 2024 and 2023, respectively, are as follows:

	Three Months Ended September 30,
(In millions except per share data)	2024	2023
Net loss	$(129)	$(759)

Weighted average shares outstanding - basic	182	181
Weighted average dilutive securities issuable - stock plans	—	—
Weighted average shares outstanding - diluted	182	181

Loss per share:
Basic	$(0.71)	$(4.19)
Diluted	$(0.71)	$(4.19)

Shares with an antidilutive effect on the weighted average shares outstanding for the three months ended September 30, 2024 and 2023 were not material.

7.    OTHER (INCOME) EXPENSE, NET
The components of other (income) expense, net for the three months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,
(Dollars in millions)	2024	2023
Foreign currency (gains) losses (1)	$(10)	$12
Other	—	1
Total other (income) expense, net	$(10)	$13

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
During the fiscal year ended June 30, 2023, the Company adopted plans to reduce costs, consolidate facilities, and optimize its infrastructure across the organization. During the fiscal year ended June 30, 2024 and three months ended September 30, 2024 the Company extended its restructuring efforts to reduce costs and headcount in both its Biologics and Pharma and Consumer Health segments. In connection with these restructuring plans, during the three months ended September 30, 2024, the Company reduced its headcount by approximately 50 employees and incurred cumulative employee-related charges of approximately $2 million, primarily associated with cash severance programs.
Restructuring costs for the three months ended September 30, 2024 and 2023 were recorded in Other Operating Expense in the Consolidated Statement of Operations.
The following table summarizes the charges recorded within restructuring costs:

	Three Months Ended September 30,
(Dollars in millions)	2024	2023
Restructuring costs:
Employee-related reorganization	$2	$2
Facility exit and other costs	7	—
Total restructuring costs	$9	$2
The following table summarizes the charges recorded within restructuring costs by segment. These amounts are excluded from Segment EBITDA as described in Note 15, Segment Information.

	Three Months Ended September 30,
(Dollars in millions)	2024	2023
Restructuring costs:
Biologics	$4	$1
Pharma and Consumer Health	5	1
Total restructuring costs	$9	$2

The following tables illustrates the change in the employee separation-related liability associated with the plans.

Employee-related restructuring
(Dollars in millions)
Balance, June 30, 2024	$10
Charges to income	2
Payments	(7)
Balance, September 30, 2024	$5
9.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Risk Management Objective of Using Derivatives
The Company is exposed to fluctuations in the currency exchange rates applicable to its investments in operations outside the U.S. While the Company does not actively hedge against changes in foreign currency, the Company has mitigated exposure from its investments in its European operations by denominating a portion of its debt in euros. At September 30, 2024, the Company had euro-denominated debt outstanding of $919 million (U.S. dollar equivalent), which is designated and qualifies as a hedge against its net investment in its European operations. For non-derivatives designated and qualifying as net investment hedges, the effective portion of translation gains or losses are reported in accumulated other comprehensive loss as part of the cumulative translation adjustment. The following table summarizes net investment hedge activity during the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30,
(Dollars in millions)	2024	2023
Unrealized foreign exchange gain (loss) within other comprehensive income	$(36)	$32
The net accumulated gain on the instrument designated as a hedge as of September 30, 2024 within other comprehensive loss was approximately $82 million. Amounts are reclassified out of accumulated other comprehensive loss into earnings when the entity to which the gains and losses relate is either sold or substantially liquidated.
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
The 2023 Rate Swap continues to qualify for a cash-flow hedge. The Company evaluates hedge effectiveness at the inception of the hedge and on an ongoing basis. The cash flows associated with the 2023 Rate Swap amendment is reported in cash provided by operating activities in the consolidated statements of cash flows. The unrealized loss recorded in stockholder's equity from marking the 2023 Rate Swap to market during the three months ended September 30, 2024 was $13 million.
A summary of the estimated fair value of the 2023 Rate Swap reported in the consolidated balance sheets is stated in the table below:

	September 30, 2024		June 30, 2024
(Dollars in millions)	Balance Sheet Classification	Estimated Fair Value	Balance Sheet Classification	Estimated Fair Value
Interest-rate swap	Other long-term assets	$23	Other long-term assets	$36
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
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification as of the end of each reporting period. The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis and the fair value measurement for such assets and liabilities at September 30, 2024 and June 30, 2024:

(Dollars in millions)	Basis of Fair Value Measurement
September 30, 2024	Total	Level 1	Level 2	Level 3
Assets:
Interest-rate swap	$23	$—	$23	$—
Trading securities	3	3	—	—

June 30, 2024
Assets:
Interest-rate swap	$36	$—	$36	$—
Trading securities	1	1	—	—
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Long-lived assets, goodwill, and other intangible assets are subject to non-recurring fair value measurement for the evaluation of potential impairment. Other than the goodwill impairment recorded in the prior year period, there was no non-recurring fair value measurement during the three months ended September 30, 2024 and September 30, 2023.
11.    INCOME TAXES
The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Generally, fluctuations in the effective tax rate are due to changes in relative amounts of U.S. and non-U.S. pretax income, the tax impact of special items, and other discrete tax items. Discrete items include, but are not limited to, changes in foreign statutory tax rates, amortization of certain assets, changes in the Company’s reserve for uncertain tax positions, and tax impact of certain equity compensation.

In the normal course of business, the Company is subject to examination by taxing authorities around the world. The Company is presently under audit in select jurisdictions in the U.S. and in Europe, but no material impact is expected to the financial results once these audits are completed.

ASC 740 provides guidance for the accounting of uncertain income tax positions recognized in the Company's tax filings. This guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that, based on technical merits, the position will be sustained upon examination, including resolution of any related appeal or litigation process. As of September 30, 2024 and June 30, 2024, the Company’s reserve against uncertain income tax positions remained substantially unchanged at $4 million. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

The Company recorded a provision for income taxes for the three months ended September 30, 2024 of $12 million relative to loss before income taxes of $117 million. The Company recorded a benefit for income taxes for the three months ended September 30, 2023 of $38 million relative to earnings before income taxes of $797 million. The income tax expense during the quarter is primarily from income taxes on the Company's profitable international operations and certain discrete items recognized during the quarter. The income tax benefit for the prior-year quarter was primarily the result of a deferred tax benefit resulting from the impairment of goodwill during the quarter and certain discrete income tax benefits. This quarterly provision/benefit was also impacted by the geographic distribution of the Company's pretax income/loss resulting from our business mix, changes in the tax impact of permanent differences, restructuring, special items, certain equity related compensation, and other discrete tax items that may have unique tax implications depending on the nature of the item.
12.    EMPLOYEE RETIREMENT BENEFIT PLANS
Components of the Company’s net periodic benefit costs are as follows:

	Three Months Ended September 30,
(Dollars in millions)	2024	2023
Components of net periodic benefit cost:
Selling, general, and administrative expenses:
Service cost	$1	$1
Other expense, net:
Interest cost	2	3
Expected return on plan assets	(2)	(2)
Net amount recognized	$1	$2
As previously disclosed, the Company notified the trustees of a multi-employer pension plan of its withdrawal from participation in such plan in fiscal 2012. The actuarial review process administered by the plan trustees ended in fiscal 2015. The liability reported reflects the present value of the Company’s expected future long-term obligations. The estimated discounted value of the projected contributions related to such plans was $44 million as of September 30, 2024 and June 30, 2024, and is included within pension liability on the consolidated balance sheets. The annual cash impact associated with the Company’s obligations in such plan is approximately $2 million.

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
Accumulated Other Comprehensive Loss
The components of the changes in the cumulative translation adjustment, derivatives and hedges, and minimum pension liability for the three months ended September 30, 2024 and 2023 are presented below.

	Three Months Ended September 30,
(Dollars in millions)	2024	2023
Foreign currency translation adjustments:
Net investment hedge	$(36)	$32
Long-term intercompany loans	19	(16)
Translation adjustments	82	(65)
Total foreign currency translation adjustment, pretax	65	(49)
Tax benefit	(1)	(10)
Total foreign currency translation adjustment, net of tax	$66	$(39)

Net change in derivatives and hedges:
Net (loss) gain recognized during the period	$(13)	$6
Total derivatives and hedges, pretax	(13)	6
Tax expense	—	1
Net change in derivatives and hedges, net of tax	$(13)	$5

Net change in minimum pension liability:
Net gain recognized during the period	$1	$—
Total pension liability, pretax	1	—
Tax benefit	—	—
Net change in minimum pension liability, net of tax	$1	$—
For the three months ended September 30, 2024 and 2023, the changes in accumulated other comprehensive loss, net of tax by component are as follows:

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Liability Adjustments	Derivatives and Hedges	Other	Total
Balance at June 30, 2024	$(378)	$(48)	$23	$(1)	$(404)
Other comprehensive income (loss) before reclassifications	66	—	(13)	—	53
Amounts reclassified from accumulated other comprehensive loss	—	1	—	—	1
Net current period other comprehensive income (loss)	66	1	(13)	—	54
Balance at September 30, 2024	$(312)	$(47)	$10	$(1)	$(350)

(Dollars in millions)	Foreign Exchange Translation Adjustments	Pension and Liability Adjustments	Derivatives and Hedges	Other	Total
Balance at June 30, 2023	$(346)	$(52)	$45	$(1)	$(354)
Other comprehensive (loss) income before reclassifications	(39)	—	5	—	(34)
Net current period other comprehensive (loss) income	(39)	—	5	—	(34)
Balance at September 30, 2023	$(385)	$(52)	$50	$(1)	$(388)
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

City of Warwick Retirement System Class Action

In February 2023, an alleged shareholder filed a complaint styled City of Warwick Retirement System v. Catalent, Inc., et al., No. 23-cv-01108, in New Jersey federal court against the Company and three of its then-officers (collectively, “the Warwick Defendants”) purportedly on behalf of a putative “class” consisting of persons who purchased or otherwise acquired Company securities between August 30, 2021 and October 31, 2022, inclusive. On September 15, 2023, the Warwick complaint was amended (together with the original complaint, the “Warwick Complaint”), which amended complaint expanded the class period to between August 30, 2021 and May 7, 2023, inclusive (the “Class Period”). The Warwick Complaint purports to assert claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended and the related regulations, alleging that, unbeknownst to investors, the Warwick Defendants purportedly engaged in accounting and channel stuffing schemes to pad the Company’s revenues and failed to disclose adverse facts that purportedly were known to or recklessly disregarded by the Warwick Defendants. Specifically, the Warwick Complaint alleges that the Warwick Defendants (i) overstated revenue and earnings by prematurely recognizing revenue in violation of U.S. GAAP; (ii) suffered material weaknesses in its internal control over financial reporting related to revenue recognition; (iii) falsely represented demand for its products while knowingly selling more product to its direct customers than could be sold to healthcare providers and end consumers; (iv) cut corners on safety and control procedures at key production facilities; (v) disregarded regulatory rules at key production facilities in order to rapidly produce excess inventory that was used to pad the Company’s financial results through premature revenue recognition in violation of U.S. GAAP or stuffing its direct customers with this excess inventory; and (vi) lacked a reasonable basis for their positive statements about the Company’s financial performance, outlook, and regulatory compliance during the Class Period. On November 15, 2023, the Warwick Defendants filed a motion to dismiss the Warwick Complaint. On June 28, 2024, the Court granted, in part, and denied, in part, the Company's motion to dismiss. The Warwick Defendants’ answer to the Warwick Complaint was filed on August 12, 2024. The Company believes that the Warwick Defendants have defenses to the remaining allegations and intends to vigorously defend against these allegations. The parties are currently engaging in discovery.

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

Entry Into an Agreement and Plan of Merger

On February 5, 2024, the Company entered into the Agreement and Plan of Merger (the “Merger Agreement”), with Creek Parent, Inc. (“Parent”), a Delaware corporation and a wholly owned subsidiary of Novo Holdings, and Creek Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein and in accordance with the General Corporation Law of the State of Delaware (the “DGCL”), Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent will acquire all the issued and outstanding shares of Common Stock of the Company.

At the effective time of the Merger (the “Effective Time”), each share of Common Stock, par value $0.01 per share, of the Company (such shares, collectively, the “Company Common Stock,” and each, a “Share”) that is issued and outstanding immediately prior to the Effective Time (other than any Shares held by (i) the Company, Parent or Merger Sub or any other direct or indirect wholly owned subsidiary of the Company or Parent immediately prior to the Effective Time, or (ii) a holder who has not voted in favor of the adoption of the Merger Agreement and is entitled to demand and properly demands appraisal of such Shares under the DGCL), will be converted automatically into the right to receive an amount in cash equal to $63.50 per Share, without interest. The transaction values the Company at $16.50 billion on an enterprise value basis.

Consummation of the Merger is subject to customary closing conditions, including (i) receipt of certain governmental waivers, consents, clearances, decisions, declarations, approvals, and expirations of applicable waiting periods, including the expiration or early termination of the waiting period under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976, with respect to (A) the Merger and (B) the sale of three of the Company’s fill-finish sites (which are located in Anagni, Italy, Bloomington, Indiana, U.S., and Brussels, Belgium) and related assets from Novo Holdings to Novo Nordisk A/S, of which Novo Holdings is the controlling shareholder (the “Carve-Out”), and (ii) the absence of any order, injunction or law prohibiting the Merger or the Carve-Out, in each case, without a Burdensome Condition (as defined in the Merger Agreement). Parent’s and Merger Sub’s obligations to close the Merger are also conditioned upon the absence of a Material Adverse Effect (as defined in the Merger Agreement) on the Company.
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

The following tables include Segment EBITDA for each of the Company's current reportable segments during the three months ended September 30, 2024 and 2023:

(Dollars in millions)	Three Months Ended September 30,
	2024	2023
Biologics
Net revenue	$461	$448
Operating expenses	413	399
Segment EBITDA	$48	$49

Pharma and Consumer Health
Net revenue	$563	$534
Operating expenses	446	433
Segment EBITDA	$117	$101

Inter-segment revenue elimination	(1)	—
Combined net revenue	$1,023	$982

(Dollars in millions)	Three Months Ended September 30,
	2024	2023
Segment EBITDA reconciled to net loss:
Biologics	$48	$49
Pharma and Consumer Health	117	101
Sub-Total	$165	$150
Reconciling items to net (loss) earnings
Unallocated costs (1)	(109)	(777)
Depreciation and amortization	(113)	(112)
Interest expense, net	(60)	(58)
Income tax benefit (expense)	(12)	38
Net loss	$(129)	$(759)
(1) Unallocated costs include restructuring and special items, stock-based compensation, gain on sale of subsidiary, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(Dollars in millions)	Three Months Ended September 30,
	2024	2023
Impairment charges and gain/loss on sale of assets	$(4)	$1
Stock-based compensation	(17)	(19)
Restructuring and other special items(a)	(75)	(23)
Goodwill impairment charges(b)	—	(689)
Gain on sale of subsidiary(c)	17	—
Other income (expense), net(d)	10	(13)
Unallocated corporate costs, net	(40)	(34)
Total unallocated costs	$(109)	$(777)

(a)    Restructuring and other special items during the three months ended September 30, 2024 include acquisition related charges for the Merger Agreement with Novo Holdings and restructuring charges associated with plans to reduce costs, consolidate facilities, and optimize our infrastructure across the organization. For further details on restructuring charges, see Note 8, Restructuring Costs.
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
(c)    Gain on sale of subsidiary represents the sale of the Company's Small Molecule Analytical Services subsidiary located in Research Triangle Park, North Carolina.
(d)    Other income expense, net during the three months ended September 30, 2024 and 2023 primarily includes foreign currency remeasurement losses/gains.

The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the consolidated financial statements.

(Dollars in millions)	September 30, 2024	June 30, 2024
Assets:
Biologics	$5,222	$5,326
Pharma and Consumer Health	4,658	4,643
Corporate and eliminations	(172)	(216)
Total assets	$9,708	$9,753

16. SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplemental balance sheet information at September 30, 2024 and June 30, 2024 is detailed in the following tables.
Inventories
Work-in-process and inventories include raw materials, labor, and overhead. Total inventories consist of the following:

(Dollars in millions)	September 30, 2024	June 30, 2024
Raw materials and supplies	$604	$646
Work-in-process	131	138
Total inventories, gross	735	784
Inventory cost adjustment	(182)	(210)
Total inventories	$553	$574
Prepaid expenses and other
Prepaid expenses and other consist of the following:

(Dollars in millions)	September 30, 2024	June 30, 2024
Prepaid expenses	$59	$46
Short-term contract assets	592	585
Spare parts supplies	30	29
Prepaid income tax	27	45
Non-U.S. value-added tax	106	60
Other current assets	45	48
Total prepaid expenses and other	$859	$813
Other accrued liabilities
Other accrued liabilities consist of the following:

(Dollars in millions)	September 30, 2024	June 30, 2024
Contract liabilities	$272	$250
Accrued employee-related expenses	127	181
Accrued expenses	125	115
Operating lease liabilities	13	13
Restructuring accrual	5	10
Accrued interest	27	37
Accrued income tax	6	16
Total other accrued liabilities	$575	$622
17.     SUBSEQUENT EVENTS
In October 2024, the Company announced it has entered into a definitive agreement to sell its oral solids development and small-scale manufacturing facility in Somerset, New Jersey. The transaction is expected to close in early 2025. Financial details of the agreement have not been disclosed but are not expected to be material to Company's Consolidated Financial Statements.
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

Pending Merger with Novo Holdings

On February 5, 2024, the Company entered into the Merger Agreement, pursuant to which, and subject to the satisfaction or waiver of the conditions set forth therein, the Company will survive the Merger as a wholly owned subsidiary of Parent, a Delaware corporation and a wholly owned subsidiary of Novo Holdings. Parent will acquire all the issued and outstanding shares of common stock of the Company. On May 29, 2024, the Company held a special meeting of its stockholders at which the Company's stockholders approved, among other things, the Merger Agreement. The Merger is expected to close towards the end of calendar year 2024, subject to customary closing conditions, including receipt of required regulatory approvals. For more information, see Note 13, Commitments and Contingencies to our Consolidated Financial Statements.

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
Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023
The below tables summarize several financial metrics we use to measure performance for the three months ended September 30, 2024 and 2023. Refer to the discussions below regarding performance and use of key financial metrics.

Gross margin (in millions) and gross margin percentage
Actual
Constant Currency
FY25
FY24
$181
17.8%
$180
17.7%
$169
17.2%
$0
$75
$150
$225

Results for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 were as follows:

	Three Months Ended September 30,		FX Impact	Constant Currency Increase (Decrease)
(Dollars in millions)	2024	2023		Change $	Change %
Net revenue	$1,023	$982	$3	$38	4%
Cost of sales	842	813	2	27	3%
Gross margin	181	169	1	11	7%
Selling, general, and administrative expenses	252	205	—	47	23%
Gain on sale of subsidiary	(17)	—	—	(17)	*
Goodwill impairment charges	—	689	—	(689)	(100)%
Other operating expense, net	13	1	—	12	*
Operating loss	(67)	(726)	1	658	91%
Interest expense, net	60	58	—	2	2%
Other (income) expense, net	(10)	13	(1)	(22)	(170)%
Loss before income taxes	(117)	(797)	2	678	85%
Income tax expense (benefit)	12	(38)	1	49	129%
Net loss	$(129)	$(759)	$1	$629	83%
* Not meaningful
Change % calculations are based on amounts prior to rounding
Net Revenue

2024 vs. 2023
Year-Over-Year Change	Three Months Ended September 30,
Net Revenue
Organic	4%
Constant-currency change	4%
Foreign currency translation impact on reporting	—%
Total % change	4%

Net revenue increased $38 million, or 4%, excluding the impact of foreign exchange, compared to the three months ended September 30, 2023. Net revenue increased 4% organically primarily due to growth in the manufacture of prescription products, increased demand for our orally disintegrating Zydis commercial products and our gene therapy offerings, partially offset by a decline in demand for COVID-19 related programs.
Gross Margin

Gross margin increased $11 million, or 7%, compared to the three months ended September 30, 2023, excluding the impact of foreign exchange. On a constant-currency basis, gross margin, as a percentage of revenue, increased 50 basis points to 17.7% in the three months ended September 30, 2024, compared to 17.2% in the prior-year period, primarily due to a favorable shift in product mix and increased productivity, partially offset by an increase in inventory related charges.
Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased $47 million, or 23%, compared to the three months ended September 30, 2023, excluding the impact of foreign exchange. The year-over-year increase was attributable to acquisition costs associated with the pending Novo merger, a $6 million increase in employee related expenses and $5 million of incremental credit losses.
Gain on Sale of Subsidiary
For the three months ended September 30, 2024, gain on sale of subsidiary represents the sale of our Small Molecule Analytical Services subsidiary located in Research Triangle Park, North Carolina.
Goodwill Impairment Charges
Goodwill impairment charges during the three months ended September 30, 2023 were associated with our Consumer Health and Biomodalities reporting units, which are part of our Pharma and Consumer Health and Biologics segments, respectively.
Other Operating Expense, net
Other operating expense, net for the three months ended September 30, 2024 increased $12 million, compared to the three months ended September 30, 2023. The year-over-year increase was primarily due to a $7 million increase in restructuring charges and a $5 million increase in fixed-asset impairment charges,
Interest Expense, net
Interest expense, net of $60 million for the three months ended September 30, 2024 remained consistent, compared to the three months ended September 30, 2023, excluding the impact of foreign exchange.

For additional information concerning our debt and financing arrangements, including the changing mix of debt and equity in our capital structure, see “—Liquidity and Capital Resources” below and Note 5, Long-Term Obligations and Short-Term Borrowings to our Consolidated Financial Statements.
Other (Income) Expense, net
Other income, net of $10 million for the three months ended September 30, 2024 was primarily driven by $10 million of foreign currency gains.

Other expense, net of $13 million for the three months ended September 30, 2023 was primarily driven by $12 million of foreign currency losses.
Income Tax Expense (Benefit)

Our provision for income taxes for the three months ended September 30, 2024, was $12 million relative to loss before taxes of $117 million. Our benefit for income taxes for the three months ended September 30, 2023, was $38 million relative to loss before income taxes of $797 million. The income tax expense during the quarter is primarily from income taxes on our profitable international operations and certain discrete items recognized during the quarter. The income tax benefit for the three months ended September 30, 2023, was primarily the result of a deferred tax benefit resulting from the impairment of goodwill during the quarter and certain discrete income tax benefits. This quarterly provision/benefit was also impacted by the geographic distribution of our pretax income/loss resulting from our business mix, changes in the tax impact of permanent differences, restructuring, special items, certain equity related compensation, and other discrete tax items that may have unique tax implications depending on the nature of the item.

Segment Review
The following charts depict the percentages of net revenue from each of our two reportable segments for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Refer below for discussions regarding each segment’s net revenue and EBITDA performance and to “Non-GAAP Metrics” for a discussion of our use of Segment EBITDA, a measure that is not defined under U.S. GAAP.
Our results on a segment basis for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 were as follows:

	Three Months Ended September 30,		FX Impact	Constant Currency Increase (Decrease)
(Dollars in millions)	2024	2023		Constant Currency Increase (Decrease)
Biologics
Net revenue	$461	$448	$2	$11	3%
Segment EBITDA	48	49	—	(1)	(3)%
Pharma and Consumer Health
Net revenue	563	534	2	27	5%
Segment EBITDA	117	101	1	15	15%
Inter-segment revenue elimination	(1)	—	(1)	—	(60)%
Unallocated Costs (1)	(109)	(777)	1	667	86%
Combined totals
Net revenue	$1,023	$982	$3	$38	4%

EBITDA (loss) from operations	$56	$(627)	$2	$681	*
* Not meaningful
Change % calculations are based on amounts prior to rounding.
(1)    Unallocated costs include restructuring and special items, stock-based compensation, impairment charges, gain on sale of subsidiary, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended September 30,
(Dollars in millions)	2024	2023
Impairment charges and gain/loss on sale of assets	$(4)	$1
Stock-based compensation	(17)	(19)
Restructuring and other special items (a)	(75)	(23)
Gain on sale of subsidiary	17	—
Goodwill impairment charges (b)	—	(689)
Other income (expense), net (c)	10	(13)
Unallocated corporate costs, net	(40)	(34)
Total unallocated costs	$(109)	$(777)
(a)    Restructuring and other special items during the three months ended September 30, 2024 include (i) acquisition related charges for the Merger Agreement with Novo Holdings and (ii) restructuring charges associated with plans to reduce costs, consolidate facilities, and optimize our infrastructure across the organization. Restructuring and other special items during the three months ended September 30, 2023 include (i) restructuring charges associated with our plans to reduce costs, consolidate facilities, and optimize infrastructure across the organization and (ii) transaction and integration costs associated with our Metrics Contracts Services ("Metrics") acquisition.
(b)    Goodwill impairment charges during the three months ended September 30, 2023 were associated with our Consumer Health and Biomodalities reporting units, which are part of our Pharma and Consumer Health and Biologics segments, respectively.
(c)    Refer to Note 7, Other (Income) Expense, Net to our Consolidated Financial Statements for details of amounts recorded within other (income) expense, net in our Consolidated Financial Statements.
Provided below is a reconciliation of net loss to EBITDA from operations:

	Three Months Ended September 30,
(Dollars in millions)	2024	2023
Net loss	$(129)	$(759)
Depreciation and amortization	113	112
Interest expense, net	60	58
Income tax expense (benefit)	12	(38)
EBITDA (loss) from operations	$56	$(627)

Biologics segment

	2024 vs. 2023
Year-Over-Year Change	Three Months Ended September 30,
	Net Revenue	Segment EBITDA
Organic	3%	(3)%
Constant-currency change	3%	(3)%
Foreign exchange translation impact on reporting	—%	1%
Total % change	3%	(2)%

Biologics net revenue increased by $11 million, or 3%, excluding the impact of foreign exchange, compared to the three months ended September 30, 2023. The increase was primarily driven by growth in our gene therapy offerings, partially offset by a decline in demand for COVID-19 related programs.

Biologics Segment EBITDA decreased by $1 million, or 3%, excluding the impact of foreign exchange, compared to the three months ended September 30, 2023. The decrease was primarily driven by a decline in demand for COVID-19 related programs partially offset by growth in our gene therapy offerings.

Pharma and Consumer Health segment

	2024 vs. 2023
Year-Over-Year Change	Three Months Ended September 30,
	Net Revenue	Segment EBITDA
Organic	5%	15%
Constant-currency change	5%	15%
Foreign currency translation impact on reporting	—%	1%
Total % change	5%	16%

Pharma and Consumer Health net revenue increased by $27 million, or 5%, excluding the impact of foreign exchange, compared to the three months ended September 30, 2023. Net revenue increased 5% organically primarily driven by increased revenue from the manufacture of prescription products and increased demand for our orally disintegrating Zydis commercial products.
Pharma and Consumer Health Segment EBITDA increased $15 million, or 15%, excluding the impact of foreign exchange, compared to the three months ended September 30, 2023. The increase was driven by the increase from the manufacture of prescription products, increased demand for our orally disintegrating Zydis commercial products and an increase in our consumer health products, primarily in our wellness products.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of liquidity have been cash flows generated from operations and occasional capital market activities. The principal uses of cash are to fund operating and capital expenditures, business or asset acquisitions, interest payments on our debt, and any mandatory or discretionary principal payment on our debt. As of September 30, 2024, Catalent Pharma Solutions, Inc., our principal operating subsidiary (“Operating Company”), following the November 2022 execution of Amendment No. 7 to the amended and restated credit agreement, dated as of May 20, 2014, governing our senior secured credit facilities (as amended, the “Credit Agreement”), had available $1.09 billion in borrowing capacity under our revolving credit facility, due to $6 million in letters of credit outstanding as of September 30, 2024.
We believe that our cash on hand, cash from operations, and available borrowings under our revolving credit facility will be adequate to meet our liquidity needs for at least the next 12 months, as well as the amounts expected to become due with respect to our pending capital projects.
Cash Flows
The following table summarizes our consolidated statements of cash flows:

	Three Months Ended September 30,
(Dollars in millions)	2024	2023	$ Change
Net cash provided by (used in):
Operating activities	$61	$(70)	$131
Investing activities	$(34)	$(84)	$50
Financing activities	$(10)	$98	$(108)
Operating Activities

For the three months ended September 30, 2024, cash provided by operations was $61 million compared to $70 million in cash used in operations for the three months ended September 30, 2023. The year-over-year change was primarily due to a benefit in working capital.
Investing Activities
For the three months ended September 30, 2024, cash used in investing activities was $34 million, compared to $84 million for the three months ended September 30, 2023. The decrease in cash used in investing activities was primarily driven by a decrease in acquisition of property, equipment, and other productive assets. The three months ended September 30, 2024 also include $23 million in proceeds from the sale of a subsidiary.
Financing Activities
For the three months ended September 30, 2024, cash used in financing activities was $10 million, compared to cash provided by financing activities of $98 million for the three months ended September 30, 2023. The three months ended September 30, 2023 included borrowing proceeds of $115 million.
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
The Credit Agreement also contains change-of-control provisions and certain customary affirmative covenants and events of default. The revolving credit facility requires compliance with a net leverage covenant when there is a 30% or more draw outstanding at a period end. As of September 30, 2024, we were in compliance with all material covenants under the Credit Agreement.
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
The Senior Notes
The several indentures governing each series of our outstanding senior notes (collectively, the “Indentures”) contain certain covenants that, among other things, limit our ability to incur or guarantee more debt or issue certain preferred shares; pay dividends on, repurchase, or make distributions in respect of their capital stock or make other restricted payments; make certain investments; sell certain assets; create liens; consolidate, merge, sell; or otherwise dispose of all or substantially all of their assets; enter into certain transactions with their affiliates, and designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions, limitations, and qualifications as set forth in the Indentures. The Indentures also contain customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of Operating Company or certain of its subsidiaries. Upon an event of default, either the holders of at least 30% in principal amount of each of the then-outstanding series of Senior Notes, or the applicable Trustee under the Indentures, may declare the applicable senior notes immediately due and payable; or in certain circumstances, the applicable senior notes will become automatically immediately due and payable. As of September 30, 2024, Operating Company was in compliance with all material covenants under the Indentures.
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

Geographic Allocation of Cash
As of September 30, 2024 and June 30, 2024, our foreign subsidiaries held cash and cash equivalents of $277 million and $257 million, respectively, out of the total consolidated cash and cash equivalents of $335 million and $289 million, respectively. These balances are dispersed across many locations around the world.

Interest Rate Risk Management
A portion of the debt used to finance our operations is exposed to interest-rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed- and floating-rate assets and liabilities. In February 2021, we entered into an interest-rate swap agreement with Bank of America N.A. that acts as a hedge against the economic effect of a portion of the variable-interest obligation associated with our U.S. dollar-denominated term loan under our senior secured credit facilities, so that the interest payable on that portion of the debt becomes fixed at a certain rate, thereby reducing the impact of future interest-rate changes on future interest expense. The applicable rate for the U.S. dollar-denominated term loan under the Credit Agreement was LIBOR (subject to a floor of 0.50%) plus 2.00% as of September 30, 2024; however, as a result of this interest-rate swap agreement, the variable portion of the applicable rate on $500 million of the term loan was effectively fixed at 0.9985% as of February 2021.
To conform with the adoption of ASC 848, Reference Rate Reform and the Eighth Amendment, the Company amended the 2021 Rate Swap in June 2023 (the “2023 Rate Swap”). The 2023 Rate Swap continues to effectively fix the rate of interest payable on the same portion of our U.S dollar-denominated term loan under our secured credit facilities. The applicable rate for the U.S. dollar-denominated term loan under the Credit Agreement was SOFR (subject to a floor of 0.39%) plus 2.00% as of June 30, 2023. As a result of the 2023 Rate Swap, the variable portion of the applicable interest rate on $500 million of the U.S. dollar-denominated term loan is now effectively fixed at 0.9431%.
Currency Risk Management
We are exposed to fluctuations in the euro-U.S. dollar exchange rate on our investments in our operations in Europe. While we do not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in euros. At September 30, 2024, we had $919 million of euro-denominated debt outstanding that qualifies as a hedge of a net investment in European operations. Refer to Note 9, Derivative Instruments and Hedging Activities, to our Consolidated Financial Statements for further discussion of net investment hedge activity in the period.
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

Off-Balance Sheet Arrangements
Other than short-term operating leases and outstanding letters of credit as discussed above, we do not have any material off-balance sheet arrangement as of September 30, 2024.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our quantitative and qualitative disclosures about market risks, see the section titled Item 7A, Quantitative and Qualitative Disclosures About Market Risks in our Fiscal 2024 10-K. As of September 30, 2024, there has been no material change in this information.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any control or procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective to accomplish their objectives at the reasonable assurance level, as a result of the material weakness in our internal control over financial reporting disclosed below.
Material Weakness in Internal Control over Financial Reporting
A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim Consolidated Financial Statements will not be prevented or detected on a timely basis.
Previously Disclosed Material Weakness in Internal Control over Financial Reporting – Inventory Costing and Valuation
As previously disclosed, in connection with our evaluation for the three months ended June 30, 2024, we did not maintain effective internal control over inventory costing and valuation at our Bloomington, Indiana facility. Specifically, there was a lack of stability of personnel with the requisite expertise to effectively execute transactional controls related to inventory costing and valuation. When coupled with a manual inventory reconciliation process and insufficient standard operating procedure documentation, the preparation and review of inventory costing and valuation manual journal entries at our Bloomington facility was not performed with the necessary level of technical competency to detect a material misstatement.

Plan to Remediate Material Weakness in Internal Control over Financial Reporting – Inventory Costing and Valuation

The Company, with oversight by the Audit Committee of the Board, is actively developing and implementing a comprehensive remediation plan that will include the following initiatives:

•    We have established a Steering Committee to evaluate the processes and resourcing requirements specific to inventory costing and valuation.
•    We have already engaged internal and temporary third-party resources with the appropriate level of technical knowledge and experience in accounting related to inventory costing and valuation to complement the Bloomington site resources.
•    We plan to hire develop and retain incremental full-time personnel at the Bloomington facility with the appropriate accounting expertise.
•    We will review and update our processes to minimize the level of complexity and manual work required.
•    We will create detailed process documentation related to inventory costing and valuation.
•    We will provide training to personnel on our revised inventory costing and valuation processes.

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
ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our Fiscal 2024 10-K, which could materially affect our business, financial condition, or future results. The risks described in our Fiscal 2024 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.
There has been no material change to the risk factors disclosed in our Fiscal 2024 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

We did not sell any unregistered equity securities during the period covered by this Quarterly Report.

Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the period covered by this Quarterly Report.

Trading Arrangements

During the fiscal quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibits:

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	The following financial information from Catalent, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in inline XBRL: (i) Consolidated Statements of Operations for the Three Months Ended September 30, 2024 and 2023; (ii) Consolidated Statements of Comprehensive Loss for the Three Months Ended September 30, 2024 and 2023 (iii) Consolidated Balance Sheets as of September 30, 2024 and June 30, 2024; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended September 30, 2024 and 2023; (v) Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2024 and 2023; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	The cover page of this Quarterly Report on Form 10-Q, formatted as Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALENT, INC. (Registrant)

Date:	November 5, 2024	By:	/s/ MICHAEL HATZFELD
Michael Hatzfeld
Vice President and Chief Accounting Officer
(Duly Authorized Officer and Chief Accounting Officer)